Form 10QSB
period 1996-09-30
CHEM INTERNATIONAL INC
filed 1996-12-09
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1996    Commission File Number 000-28876

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

                         Delaware                           13-3035216
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

             201 Route 22
              Hillside, New Jersey                             07205
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:        (201) 926-0816
                                                        ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes          No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                           Outstanding as of December 6, 1996
----------------------------------           ----------------------------------

Common Stock, Par Value                                  4,335,000

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I: Financial Information

Item 1: Financial Statements

        Consolidated Balance Sheet as of September 30, 1996 [Unaudited] 1..2

        Consolidated Statements of Operations for the three months ended
        September 30, 1996 and 1995 [Unaudited]..................... 3.....

        Consolidated Statement of Stockholders' Equity for the three months ended September 30, 1996 [Unaudited]........................ 4.....

        Consolidated Statements of Cash Flows for three months ended
        September 30, 1996 and 1995 [Unaudited]..................... 5.....6

        Notes to Consolidated Financial Statements [Unaudited]...... 7.....9

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................10.....11

Part II: Other Information..........................................12

Signature...........................................................13





                          .   .   .   .   .   .   .   .


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $   337,444
  Accounts Receivable - Net                                               1,443,178
  Inventories                                                             1,749,874
  Deferred Income Taxes                                                      87,000
  Prepaid Expenses and Other Current Assets                                 233,315
                                                                        -----------

  Total Current Assets                                                    3,850,811

Property, Plant and Equipment - Net                                         964,598
                                                                        -----------

Other Assets:
  Goodwill                                                                  302,862
  Prepaid Pension Costs                                                     294,334
  Deferred Offering Costs                                                   288,620
  Security Deposits and Other Assets                                        153,342
                                                                        -----------

  Total Other Assets                                                      1,039,158

  Total Assets                                                          $ 5,854,567
                                                                        ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         1



CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable - Trade and Bank                                        $   978,797
  Note Payable - Stock Retirement                                           156,473
  Accounts Payable                                                        1,112,936
  Federal and State Income Taxes Payable                                    172,105
  Accrued Expenses and Other Current Liabilities                            609,214
                                                                        -----------

  Total Current Liabilities                                               3,029,525

Non-Current Liabilities:
  Notes Payable - Related Party                                             276,444
  Non-Current Rent Payable                                                  107,183
  Deferred Income Taxes                                                      31,000
                                                                        -----------

  Total Non-Current Liabilities                                             414,627

Commitments and Contingencies [4]                                                --

Stockholders' Equity:
  Preferred Stock                                                                --

  Common Stock                                                                6,140

  Additional Paid-in Capital                                                687,256

  Retained Earnings                                                       1,717,019

  Total Stockholders' Equity                                              2,410,415

  Total Liabilities and Stockholders' Equity                            $ 5,854,567
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                 September 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Sales                                                      $2,108,454   $ 1,981,339

Cost of Sales                                               1,590,259     1,446,876
                                                           ----------   -----------

  Gross Profit                                                518,195       534,463

Selling and Administrative Expenses                           578,549       573,165
                                                           ----------   -----------

  Operating [Loss]                                            (60,354)      (38,702)
                                                           ----------   -----------

Other Income [Expense]:
  Interest Expense                                            (26,469)      (13,856)
  Interest and Investment Income                                  782         2,693
                                                           ----------   -----------

  Total Other [Expense]                                       (25,687)      (11,163)
                                                           ----------   -----------

  [Loss] Before Income Taxes                                  (86,041)      (49,865)

Federal and State Income Taxes [Benefit]                      (22,155)      (15,600)
                                                           ----------   -----------

  Net [Loss]                                               $  (63,886)  $   (34,265)
                                                           ==========   ===========

  Net [Loss] Per Share                                     $     (.02)  $      (.01)
                                                           ==========   ===========

  Average Common Shares Outstanding                         3,021,000     3,021,000
                                                           ==========   ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         3


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------



                                                                            Total
                            Common Stock    Preferred  Paid-in   RetainedStockholders'
                          Shares   Par Value  Stock    Capital   Earnings  Equity

Balance - July 1, 1996   $3,370,000 $ 6,740  $     -- $1,883,132 $1,700,905 $3,590,777

  Reversal of Issuance of
   Bridge Units          (300,000)     (600)       -- (1,199,400) 80,000    (1,120,000)

  Imputed Interest on Note
   Payable - Related Party     --        --        --     3,524       --        3,524

  Net [Loss]                   --        --        --        --  (63,886)     (63,886)
                         --------  --------  -------- --------- --------    --------

Balance - September 30,
1996                    3,070,000 $ 6,140  $    -- $ 687,256  $1,717,019    $2,410,415
                        ==========  =====  ======== =========  ==========   ==========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         4



CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Three months ended
                                                                 September 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------


Operating Activities:
  Net [Loss]                                               $  (63,886)  $   (34,265)
                                                           ----------   -----------
  Adjustments to Reconcile Net Income to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                               62,183        56,202
   Non-Current Rent Charge                                     (1,570)        8,899
   Deferred Income Taxes                                      (12,000)      (16,367)
   Imputed Interest on Note Payable - Related Party             3,524         3,524

  Changes in Assets and Liabilities:
   Increase [Decrease] in:
     Accounts Receivable                                      753,322       175,856
     Inventories                                             (316,642)       37,007
     Prepaid Expenses and Other Current Assets                 39,742      (101,340)

   [Increase] Decrease in:
     Accounts Payable                                        (764,254)     (724,029)
     Federal and State Income Taxes Payable                     3,140      (112,087)
     Accrued Expenses and Other Liabilities                   159,591       (41,160)
                                                           ----------   -----------

   Total Adjustments                                          (72,964)     (713,495)
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                  (136,850)     (747,760)
                                                           ----------   -----------

Investing Activities:
  Payment for Property and Equipment                          (21,776)      (44,703)
  Loans to Stockholders'                                       (1,427)       (6,725)
  Repayment of Note Receivable                                  1,048            --
  Repayment of Loan from Affiliated Company                        --            --
  Loan to Related Company                                        (722)           --
  Contribution to Paid-in Capital                                  --         2,977
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                   (22,877)      (48,451)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Notes Payable                                 200,000            --
  Repayment of Notes Payable                                 (248,448)     (248,448)
  Deferred Offering Costs                                    (219,446)           --
                                                           ----------   -----------

  Net Cash - Financing Activities - Forward                $ (267,894)  $  (248,448)



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                             Three months ended
                                                                 September 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

  Net Cash - Operating Activities - Forwarded              $ (136,850)  $  (747,760)

  Net Cash - Investing Activities - Forwarded                 (22,877)      (48,451)

  Net Cash - Financing Activities - Forwarded                (267,894)     (248,448)
                                                             ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (427,621)   (1,044,659)

Cash and Cash Equivalents - Beginning of Periods              765,065     1,870,747
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  337,444   $   826,088
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $   14,586   $    26,247
   Income Taxes                                            $      457   $    95,000



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         6

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Business

Chem International, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States.

[2] Summary of Significant Accounting Policies

[A] Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

[B] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended June 30, 1996 included in the Chem International, Inc. Form SB- 2 which was declared effective October 29, 1996.

[C] Earnings Per Share - Earnings per common share are computed based upon the weighted average number of common and "common share equivalent" shares outstanding during the periods presented after giving retroactive effect to the 1-for-4 reverse stock split in July 1996. Common stock equivalents are included when dilutive.

No amounts have been ascribed to previously outstanding Class A preferred stock in any period since such stock has been redeemed and the dividend preferences thereon have been waived.

[D] Investment in and Advances to Partnership - The Company was a 50% general partner in Swedish Herbal Institute - Chem Associates [the "Partnership"]. In addition to its $1,000 capital investment, the Company had advanced approximately $70,000 in exchange for a series of promissory notes. As of June 30, 1996, the Partnership is insolvent and the Company has recorded a loss on its investment and a charge for approximately 50% of its note receivable for the year then ended. At September 30, 1996, the balance of this note is $32,672.

[3] Inventories

Inventories consist of the following at September 30, 1996:

Raw Materials                 $   887,934
Work-in-Process                   138,741
Finished Goods                    723,199
                              -----------

  Total                       $ 1,749,874
  -----                       ===========

[4] Commitments and Contingencies

Certain manufacturing and office facilities are leased from Gerob Realty Partnership whose partners are stockholders of the Company. The current lease, which expires on December 31, 1996, provides for a minimum annual rental of $120,000 plus payment of all real estate taxes. Rent and real estate tax expense for the three months ended September 30, 1996 and 1995 on this lease was approximately $43,000 and $43,000, respectively.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[4] Commitments and Contingencies [Continued]

The Company's lease agreement for other warehouse and office facilities expires on November 14, 2001 and provides for minimum annual rentals of $332,500 through November 14, 1999 and $370,000 from November 15, 1999 through November 14, 2001 plus real estate taxes and building operating expenses. The rentals under these leases are recorded for financial accounting purposes on a straight-line basis. At June 30, 1996, accrued future rentals of $108,753, which give effect to both future scheduled increases and certain concessions at the lease inception have been reflected as a non-current liability in the attached balance sheet. This liability will be reduced in future years to the extent that the minimum rentals payable in those years exceeds the average net expense recorded on the straight-line basis. At its option, the Company has the right to renew this lease for an additional five year period. In September 1996, a limited liability company, which is 50% owned by the Company's president and principal stockholder and certain family members, contracted to purchase these premises.

The minimum rental commitment for long-term non-cancelable leases is as follows:

Year Ending
  June 30,
   1997                       $   495,681
   1998                           435,681
   1999                           435,681
   2000                           459,119
   2001                           473,181
   Thereafter                     177,443
                              -----------

   Total                      $ 2,476,786
   -----                      ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $137,000 and $106,000 for the three months ended September 30, 1996 and 1995, respectively. The Company subleases a portion of its premises on a month-to-month basis. Rent expense is stated net of sublease income of approximately $62,000 and $45,000 for the three months ended September 30, 1996 and 1995, respectively.

Effective July 1, 1996, the Company entered into three year employment agreements with its president and four other officers which provide for aggregate annual salaries of $458,000 for the year ending June 30, 1997 and $680,000 for the year ending June 30, 1998. These agreements are subject to annual increases equal to at least the increase in the customer price index for the Northeastern area. An agreement with one of the officers also provides for a $100,000 signing bonus which is refundable on a pro rata basis during the period from July 1, 1996 to June 30, 1997, if the executive voluntarily terminates his employment.

The Company is unable to predict its ultimate financial exposure with respect to its prior sale of certain products which may have contained allegedly contaminated Tryptophan which is the subject of numerous lawsuits against unrelated manufacturers, distributors, suppliers, importers and retailers of that product. However, management does not presently believe the outcome of these actions will have a material adverse effect on the Company.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[5] New Authoritative Pronouncement

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 could have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on July 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

[6] Subsequent Events

[A] Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 1,000,000 shares of common stock, at the discretion of the Board of Directors. Stock options grants are limited to a total of 500,000 shares for "incentive stock options" and 500,000 shares for "non-statutory options" and, may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms. On October 16, 1996, options to purchase 573,597 shares at the offering price and 25,974 shares at 110% of the offering price were granted. Such options become exercisable on October 16, 1997.

[B] Bridge Units - On October 16, 1996, the bridge lenders waived their rights to the bridge units and agreed to the cancellation of the underlying securities. Accordingly, the Company has eliminated the amount previously recorded for the bridge units and the related bridge loan finance costs.

[C] Initial Public Offering - On October 29, 1996, the Company received net proceeds of approximately $3,431,425 from the sale of 625,000 units at $7.00 per unit. Each unit consisted of two shares of Common Stock and two Class A Redeemable Common Stock Purchase Warrants.



                        . . . . . . . . . . . . . . . .

Item 2.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto.

Three months ended September 30, 1996 Compared to September 30, 1995

Results of Operations

The Company's net losses for the three months ended September 30, 1996 and 1995 were $(63,886) and $(34,265), respectively.

Sales for the three months ended September 30, 1996 and 1995 were $2,108,454 and $1,981,339, respectively, an increase of approximately $127,000 or 6.4%. Retail and mail order sales for the first quarter of 1996 totaled $183,404 as compared to $188,974 for the first quarter of 1995, a decrease of $5,570 or 2.9%.

For the three months ended September 30, 1996, the Company had net sales to a customer, who accounted for 42% of net sales in 1996, and that generated approximately 45% of net sales in 1995.

Cost of sales increased to $1,590,259 for the first quarter of 1996 as compared to $1,446,876 for the first quarter of 1995. Cost of sales increased as a percentage of sales to 75.4% for the first quarter of 1996 from 73.0% for the first quarter of 1995. The increase in cost of sales is due to an increase in manufacturing expenses.

Selling and administrative expenses for the three months ended September 30, 1996 were $578,549 versus $573,165 for the same period a year ago. The increase of $5,384 was primarily attributable to officers' compensation of approximately $37,000, a decrease in travel and entertainment expenses of approximately
$33,000, a decrease in freight out of approximately $23,000, a decrease in consulting fees of approximately $17,000 and a decrease in office expenses of approximately $20,000.

Other income [expense] was $(25,687) for the first quarter of 1996 as compared to $(14,524) for the first quarter of 1995. This decrease of $11,163 is attributable to an increase in interest expense due to increased borrowings under the Company's line of credit.

Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of $821,286 and cash and cash equivalents of $337,444. The Company utilized $136,850 and $747,760 for operations for the three months ended September 30, 1996 and 1995, respectively. The Company utilized $22,877 and $48,451 in investing activities for the three months ended September 30, 1996 and 1995, respectively. The Company utilized $267,894 and $248,448 from financing activities for the quarter ending September 30, 1996 and 1995.

On October 19, 1996, the Company successfully completed an initial public offering whereby the Company sold 625,000 units at $7.00 per unit, each unit consisting of two shares of Common Stock and two Class A Redeemable Common Stock Purchase Warrants. The net proceeds to the Company after deducting underwriting discounts and commissions of $575,575 and other expenses of the offering of approximately $368,000 were approximately $3,431,425.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Three months ended September 30, 1996 Compared to September 30, 1995

Liquidity and Capital Resources [Continued]

The Company had a  revolving  line of credit with a bank which bore  interest at
 .75% over the bank's prime lending rate and expired on November 30, 1996. At September 30, 1996, the outstanding balance under the credit line was $500,000. On November 6, 1996, the Company paid off the outstanding balance. The Company had additionally secured a $350,000 equipment line of credit/term loan which bore interest at 1.50% over the bank's prime lending rate. At September 30, 1996, the Company had borrowed $94,156. On November 29, 1996, the Company borrowed an additional $132,844 to finance the purchase of a blister packaging machine. The Company intends to renew the line of credit for $500,000 and to convert the equipment line of credit/term loan to a five year term loan.

The  Company's  principal   commitments  at  September  30,  1996  consisted  of
obligations under operating leases for facilities.

Effective July 1, 1996, the Company entered into employment agreements with each of its executive officers providing for aggregate compensation in the amount of $680,000 for the fiscal year ending June 30, 1997. Such compensation amounts to an approximate increase of $300,000 as compared to fiscal 1996.

On October 16, 1996, the bridge lenders waived their rights to the bridge units and agreed to the cancellation of the underlying securities. Accordingly, the Company eliminated the amount previously recorded for the bridge units and the related bridge loan finance costs. Stockholders' equity has been reduced by $1,120,000.

Management believes that the net proceeds from the initial public offering, borrowing available under the anticipated line of credit and anticipated cash flows from operations will be sufficient to meet the Company's working capital needs for the foreseeable future.

New Authoritative Pronouncement

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 could have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on July 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations

Part II: Other Information

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------



Item 1:  Legal Proceeding

            None

Item 2:  Changes in Securities

            None

Item 3:  Defaults Upon Senior Securities

            None

Item 4:  Submission of Matters to a Vote of Security Holders

            None

Item 5:  Other Information

            None

Item 6:  Exhibits and Reports on Form 8K

            None

SIGNATURES
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES

Date: December 9, 1996             By:/s/ E. Gerald Kay
                                      E. Gerald Kay,
                                       President and Chief Executive Officer

Date: December 9, 1996             By:/s/ Eric Friedman
                                      Eric Friedman,
                                       Chief Financial Officer

SIGNATURES
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES

Date: December 9, 1996             By:
                                      E. Gerald Kay,
                                       President and Chief Executive Officer

Date: December 9, 1996             By:
                                      Eric Friedman,
                                       Chief Financial Officer