Form 10-Q
period 1996-12-31
CHEM INTERNATIONAL INC
filed 1997-02-10
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     December 31, 1996    Commission File Number  000-28876

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
                                                        ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                   Outstanding Shares as of February 10, 1997
----------------------------------   ------------------------------------------

Common Stock, Par Value $.002                            4,335,000

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I: Financial Information

Item 1: Financial Statements

        Consolidated Balance Sheet as of December 31, 1996 [Unaudited] 1...2

        Consolidated Statements of Operations for the three and six months ended December 31, 1996 and 1995 [Unaudited]................ 3.....

        Consolidated Statement of Stockholders' Equity for the six months ended December 31, 1996 [Unaudited]......................... 4.....

        Consolidated Statements of Cash Flows for six months ended
        December 31, 1996 and 1995 [Unaudited]...................... 5.....6

        Notes to Consolidated Financial Statements [Unaudited]...... 7.....9

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................10.....12

Part II:Other Information...........................................13

Signature...........................................................14





                          .   .   .   .   .   .   .   .



Part I: Financial Information

Item 1: Financial Statements

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 2,124,327
  Accounts Receivable - Net                                               1,336,125
  Inventories                                                             2,306,192
  Deferred Income Taxes                                                      87,000
  Prepaid Expenses and Other Current Assets                                 474,900
                                                                        -----------

  Total Current Assets                                                    6,328,544

Property, Plant and Equipment - Net                                       1,070,937
                                                                        -----------

Other Assets:
  Goodwill                                                                  299,865
  Prepaid Pension Costs                                                     294,334
  Security Deposits and Other Assets                                        138,319
                                                                        -----------

  Total Other Assets                                                        732,518

  Total Assets                                                          $ 8,131,999
                                                                        ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Note Payable - Bank                                                   $    37,926
  Note Payable - Stock Retirement                                           156,473
  Accounts Payable                                                        1,220,523
  Federal and State Income Taxes Payable                                    120,567
  Accrued Expenses and Other Current Liabilities                            530,601
                                                                        -----------

  Total Current Liabilities                                               2,066,090

Non-Current Liabilities:
  Note Payable - Bank                                                       188,046
  Notes Payable - Related Party                                             276,444
  Non-Current Rent Payable                                                  105,613
  Deferred Income Taxes                                                      19,000
                                                                        -----------

  Total Non-Current Liabilities                                             589,103

Commitments and Contingencies [4]                                                --

Stockholders' Equity:
  Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                             --

  Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 4,335,000 Shares Issued                                   8,670

  Additional Paid-in Capital                                              4,045,421

  Retained Earnings                                                       1,422,715

  Total Stockholders' Equity                                              5,476,806

  Total Liabilities and Stockholders' Equity                            $ 8,131,999
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                 Three months ended            Six months ended
                                    December 31,                 December 31,
                                    ------------                 ------------
                                 1 9 9 6      1 9 9 5        1 9 9 6       1 9 9 5
                                 -------      -------        -------       -------

Sales                         $ 1,829,461   $3,110,867     $3,937,915   $ 5,092,206

Cost of Sales                   1,718,000    2,575,959      3,308,259     4,022,835
                              -----------   ----------     ----------   -----------

  Gross Profit                    111,461      534,908        629,656     1,069,371

Selling and Administrative
  Expenses                        527,390      524,690      1,105,939     1,097,855
                              -----------   ----------     ----------   -----------

  Operating [Loss] Income        (415,929)      10,218       (476,283)      (28,484)
                              -----------   ----------     ----------   -----------

Other Income [Expense]:
  Interest Expense                (27,791)     (37,807)       (54,260)      (51,663)
  Interest and Investment Income   10,656       20,874         11,438        23,567
  Loss on Investment in Partnership    --      (36,998)            --       (36,998)
  Commission Income                    --       15,804             --        15,804
                              -----------   ----------     ----------   -----------

  Total Other [Expense]           (17,135)     (38,127)       (42,822)      (49,290)
                              -----------   ----------     ----------   -----------

  [Loss] Before Income Taxes     (433,064)     (27,909)      (519,105)      (77,774)

Federal and State Income
  Taxes [Benefit]                (138,760)      (2,426)      (160,915)      (18,026)
                              -----------   ----------     ----------   -----------

  Net [Loss]                  $  (294,304)  $  (25,483)    $ (358,190)  $   (59,748)
                              ===========   ==========     ==========   ===========

  Net [Loss] Per Share        $      (.08)  $     (.01)    $     (.10)  $      (.02)
                              ===========   ==========     ==========   ===========

  Average Common Shares
   Outstanding                  3,887,250    3,021,000      3,454,125     3,021,000
                              ===========   ==========     ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED
DECEMBER 31, 1996.
[UNAUDITED]
------------------------------------------------------------------------------



                                                      Additional            Total
                                       Common Stock     Paid-in  RetainedStockholders'
                                    Shares   Par Value  Capital  Earnings  Equity

Balance - July 1, 1996             3,370,000 $  6,740 $1,883,132 $1,700,905 $3,590,777

  Reversal of Issuance of
   Bridge Units                    (300,000)     (600)(1,199,400) 80,000   (1,120,000)

  Imputed Interest on Note
   Payable - Related Party               --        --     7,049       --      7,049

  Net Proceeds from Initial Public
   Offering                        1,265,000    2,530 3,354,640       --   3,357,170

  Net [Loss]                             --        --        -- (358,190)  (358,190)
                                   --------  -------- --------- --------   --------

Balance - December 31, 1996        4,335,000 $  8,670 $4,045,421$1,422,715 $5,476,806
                                   ========= ======== ==================== ==========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Six months ended
                                                                 December 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Operating Activities:
  Net [Loss]                                               $ (358,190)  $   (59,748)
                                                           ----------   -----------
  Adjustments to Reconcile Net Income to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                              139,788       121,944
   Non-Current Rent Charge                                     (3,140)       17,798
   Deferred Income Taxes                                      (24,000)      (30,955)
   Imputed Interest on Note Payable - Related Party             7,049         7,049
   Loss on Investment in Partnership                               --        36,998

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      860,375      (741,339)
     Inventories                                             (872,960)     (219,203)
     Prepaid Expenses and Other Current Assets               (201,843)      (39,990)
     Security Deposits and Other Assets                       (37,896)           --

   Increase [Decrease] in:
     Accounts Payable                                        (656,667)      405,726
     Federal and State Income Taxes Payable                   (48,398)      (24,579)
     Accrued Expenses and Other Liabilities                    80,978       (41,889)
                                                           ----------   -----------

   Total Adjustments                                         (756,714)     (508,440)
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                (1,114,904)     (568,188)
                                                           ----------   -----------

Investing Activities:
  Investment in Split Dollar Life Insurance                        --        (9,663)
  Payment for Property and Equipment                         (150,773)      (85,484
  Loans to Stockholders'                                       (1,519)      (10,193)
  Repayment of Note Receivable                                  2,109            --
  Repayment of Loan Receivable                                     --      (100,000)
  Loan to Related Company                                        (722)         (100)
  Contribution to Paid-in Capital                                  --         2,977
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                  (150,905)     (202,463)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Initial Public Offering                     3,645,790            --
  Proceeds from Notes Payable                                 332,844            --
  Repayment of Notes Payable                               (1,134,117)     (646,896)
  Deferred Offering Costs                                    (219,446)           --
                                                           ----------   -----------

  Net Cash - Financing Activities - Forward                $2,625,071   $  (646,896)



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Six months ended
                                                                 December 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

  Net Cash - Operating Activities - Forwarded              $(1,114,904) $  (568,188)

  Net Cash - Investing Activities - Forwarded                (150,905)     (202,463)

  Net Cash - Financing Activities - Forwarded               2,625,071      (646,896)
                                                           ----------   -----------

  Net Increase [Decrease] in Cash and Cash Equivalents      1,359,262    (1,417,547)

Cash and Cash Equivalents - Beginning of Periods              765,065     1,870,747
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $2,124,327   $   453,200
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $   46,298   $    47,284
   Income Taxes                                            $   52,562   $   144,973

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  The Company incurred offering costs of $69,174 as of June 30, 1996. These costs were offset against the net proceeds of the initial public offering as reflected in the stockholders' equity for the six months ended December 31, 1996.




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



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

[B] Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended June 30, 1996 included in the Chem International, Inc. Form SB-2 which was declared effective October 29, 1996.

[C] Earnings Per Share - Earnings per common share are computed based upon the weighted average number of common and "common share equivalent" shares outstanding during the periods presented after giving retroactive effect to the 1-for-4 reverse stock split in July 1996. Common stock equivalents are included when dilutive.

[D] Investment in and Advances to Partnership - The Company was a 50% general partner in Swedish Herbal Institute - Chem Associates [the "Partnership"]. In addition to its $1,000 capital investment, the Company had advanced approximately $70,000 in exchange for a series of promissory notes. As of June 30, 1996, the Partnership is insolvent and the Company has recorded a loss on its investment and a charge for approximately 50% of its note receivable for the year then ended. At December 31, 1996, the balance of this note is $31,611.

[3] Inventories

Inventories consist of the following at December 31, 1996:

Raw Materials                 $ 1,038,531
Work-in-Process                   156,412
Finished Goods                  1,111,249
                              -----------

  Total                       $ 2,306,192
  -----                       ===========

[4] Commitments and Contingencies

Certain manufacturing and office facilities are leased from Gerob Realty Partnership whose partners are stockholders of the Company. The current lease, which expires on December 31, 1997, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the six months ended December 31, 1996 and 1995 on this lease was approximately $87,000 and $85,000, respectively.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[4] Commitments and Contingencies [Continued]

The Company's lease agreement for other warehouse and office facilities expires on November 14, 2001 and provides for minimum annual rentals of $332,500 through November 14, 1999 and $370,000 from November 15, 1999 through November 14, 2001 plus real estate taxes and building operating expenses. The rentals under these leases are recorded for financial accounting purposes on a straight-line basis. At December 31, 1996, accrued future rentals of $105,613, which give effect to both future scheduled increases and certain concessions at the lease inception have been reflected as a non-current liability in the attached balance sheet. This liability will be reduced in future years to the extent that the minimum rentals payable in those years exceeds the average net expense recorded on the straight-line basis. At its option, the Company has the right to renew this lease for an additional five year period. On January 10, 1997, a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members, and 10% owned by the Company's Chief Financial Officer, purchased these premises.

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
   -----                      ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $255,000 and $89,000 for the six months ended December 31, 1996 and 1995, respectively. The Company subleases a portion of its premises on a month-to-month basis. Rent expense is stated net of sublease income of approximately $125,000 and $90,000 for the six months ended December 31, 1996 and 1995, respectively.

Effective July 1, 1996, the Company entered into three year employment agreements with its president and four other officers which provide for aggregate annual salaries of $580,000 for the year ending June 30, 1997 and $680,000 for the year ending June 30, 1998. These agreements are subject to annual increases equal to at least the increase in the customer price index for the Northeastern area. An agreement with one of the officers also provides for a $100,000 signing bonus which is refundable on a pro rata basis during the period from July 1, 1996 to June 30, 1997, if the executive voluntarily terminates his employment.

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

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



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

[6] Equity Transactions

[A] Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 1,000,000 shares of common stock, at the discretion of the Board of Directors. Stock options grants are limited to a total of 500,000 shares for "incentive stock options" and 500,000 shares for "non-statutory options" and, may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms. On October 16, 1996, options to purchase 573,597 shares at the offering price [$3.50] and 25,974 shares at 110% of the offering price were granted. Such options become exercisable on October 16, 1997.

[B] Bridge Units - On October 16, 1996, the bridge lenders waived their rights to the bridge units and agreed to the cancellation of the underlying securities. Accordingly, the Company has eliminated the amount previously recorded for the bridge units and the related bridge loan finance costs.

[C] Initial Public Offering - On October 29, 1996, the Company received net proceeds of approximately $3,400,000 from the sale of 625,000 units at $7.00 per unit. Each unit consisted of two shares of Common Stock and two Class A Redeemable Common Stock Purchase Warrants.

[7] Subsequent Events

Commitments and Contingencies - On January 10, 1997, the Company entered into a lease agreement with Vitamin Realty Associates, L.L.C. a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer for warehouse and office facilities expiring January 9, 2007 [See Note 4].


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

Six months ended December 31, 1996 Compared to the Six month ended December 31, 1995

Results of Operations

The Company's net losses for the six months ended December 31, 1996 and 1995 were $(358,190) and $(59,748), respectively.

Sales for the six months ended December 31, 1996 and 1995 were $3,937,915 and $5,092,206, respectively, a decrease of approximately $1,154,000 or 23%. Retail and mail order sales for the six months ended December 31, 1996 totaled $416,604 as compared to $369,569 for the six months ended December 31, 1995, an increase of $47,035 or 13%.

For the six months ended December 31, 1996, the Company had sales to one customer, who accounted for 37% of net sales in 1996 and 33% of net sales in 1995.

On January 23, 1997, the Company signed an exclusive agreement with International Nutrition Research Center, Inc. ["INRC"] to market and distribute the Master Amino Acid Pattern ["MAP"]. MAP is recommended for athletes who need to maximize protein synthesis.

Cost of sales decreased to $3,308,259 1996 as compared to $4,022,835 for 1995. Cost of sales increased as a percentage of sales to 84% as compared to 79% for 1995. The increase in cost of sales is due to an increase in manufacturing expenses.

Selling and administrative expenses for the six months ended December 31, 1996 were $1,105,939 versus $1,097,855 for the same period a year ago. The increase of $8,084 was primarily attributable to an increase in officers' compensation of approximately $103,000, a decrease in travel and entertainment expenses of approximately $45,000, a decrease in freight out of approximately $43,000, and a decrease in consulting fees of approximately $11,000.

Other income [expense] was $(42,822) for the six months ended December 31, 1996 as compared to $(49,290) for the same period a year ago. This decrease of $6,468 is primarily attributable to a loss of $36,998 from a 50% owned partnership in 1995, a decrease in interest and investment income of $12,129, and to a decrease in commission income of $15,804.

Three months ended December 31, 1996 Compared to the Three months ended December 31, 1995

The Company's net losses for the three months ended December 31, 1996 and 1995 were $(294,304) and $(25,483), respectively.

Sales for the three months ended December 31, 1996 and 1995 were $1,829,461 and $3,110,867, respectively, a decrease of approximately $1,280,000 or 41%. Retail and mail order sales for the three months ended December 31, 1996 totaled $233,200 as compared to $180,595 for the three months ended December 31, 1996, an increase of $52,605 or 29%.

For the three months ended December 31, 1996, the Company had sales to one customer, who accounted for 31% of net sales in 1996 and 25% of net sales in 1995.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations [Continued]

Three months ended December 31, 1996 Compared to the Three months ended December 31, 1995

Cost of sales decreased to $1,718,000 in 1996 as compared to $2,575,959 for 1995. Cost of sales increased as a percentage of sales to 94% as compared to 83% for 1995. The increase in cost of sales is due to an increase in manufacturing expenses.

Selling and administrative expenses for the three months ended December 31, 1996 were $527,390 versus $524,690 for the same period a year ago. The increase of $2,700 was primarily attributable to and increase in officers' salaries of approximately $66,000, a decrease in travel and entertainment of approximately $12,000, a decrease in freight out of approximately $20,000, a decrease in professional fees of $57,000 and an increase in advertising of $25,000.

Other income [expense] was $(17,135) for the three months ended December 31, 1996 as compared to $(38,127) for the same period a year ago. This decrease of $20,992 is primarily attributable to a loss of $36,998 from a 50% owned partnership in 1995, a decrease in interest and investment income of $10,218, a decrease in commission income of $15,804, and a decrease in interest expense of $10,016.

Liquidity and Capital Resources

At December 31, 1996, the Company had working capital of $4,262,454 and cash and cash equivalents of $2,124,327. The Company utilized $1,114,904 and $568,188 for operations for the six months ended December 31, 1996 and 1995, respectively. The Company utilized $150,905 and $202,463 in investing activities for the six months ended December 31, 1996 and 1995, respectively. The Company generated $2,625,071 from financing activities for the six months ended December 31, 1996 and utilized $646,896 from financing activities for the six months ended December 31,1995.

On October 29, 1996, the Company successfully completed an initial public offering whereby the Company sold 625,000 units at $7.00 per unit, each unit consisting of two shares of Common Stock and two Class A Redeemable Common Stock Purchase Warrants. The net proceeds to the Company after deducting underwriting discounts and commission of $575,575 and other expenses of the offering of $442,310 were $3,357,170.

The Company has a $500,000 revolving line of credit agreement with a bank which bears interest at .75% above the bank's prime lending rate and expires on November 30, 1997. At December 31, 1996, there was no balance due under the line of credit agreement. The Company has additionally secured a five year equipment term loan with interest at 1.50% over the bank's prime lending rate. At December 31, 1996, the balance due under the equipment loan was $225,972.

The  Company's   principal   commitments  at  December  31,  1996  consisted  of
obligations under operating leases for facilities.

Effective July 1, 1996, the Company entered into employment agreements with each of its executive officers providing for aggregate compensation in the amount of $530,000 for the fiscal year ending June 30, 1997. Such compensation amounts to an approximate increase of $200,000 as compared to fiscal 1996.

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



Liquidity and Capital Resources [Continued]

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

            None

Item 3:  Defaults Upon Senior Securities

            None

Item 4:  Submission of Matters to a Vote of Security Holders

            None

Item 5:  Other Information

            None

Item 6:  Exhibits and Reports on Form 8-K

         Form 8-K filed December 6, 1996, reported change in accounting firm on December 4, 1996.

         Form 8-K/A filed December 13, 1996, amended the Form 8-K filed December 6, 1996 by attaching letter from predecessor accountant.

         Form 8-K/A filed January 6, 1997, amended the disclosure of original Form 8-K filed December 6, 1996.

SIGNATURES
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES

Date: February 10, 1997            By:/s/ E. Gerald Kay
                                      E. Gerald Kay,
                                       President and Chief Executive Officer

Date: February 10, 1997            By:/s/ Eric Friedman
                                      Eric Friedman,
                                       Chief Financial Officer