Form 10QSB
period 1997-03-31
CHEM INTERNATIONAL INC
filed 1997-05-02
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     March 31, 1997    Commission File Number   000-28876

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

                              Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                          Outstanding Shares as of May 2, 1997
----------------------------------          ------------------------------------

Common Stock, Par Value $.002                            4,335,000

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I: Financial Information

Item 1: Financial Statements

        Consolidated Balance Sheet as of March 31, 1997 [Unaudited]  1.....2

        Consolidated Statements of Operations for the three and nine months ended March 31, 1997 and 1996 [Unaudited]................... 3.....

        Consolidated Statement of Stockholders' Equity for the nine months ended March 31, 1997 [Unaudited]............................ 4.....

        Consolidated Statements of Cash Flows for nine months ended
        March 31, 1997 and 1996 [Unaudited]......................... 5.....6

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





                          .   .   .   .   .   .   .   .




Part I: Financial Information

Item 1: Financial Statements

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------





Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,278,285
  Accounts Receivable - Net                                               2,039,246
  Note Receivable                                                           250,000
  Inventories                                                             2,766,286
  Deferred Income Taxes                                                      44,000
  Prepaid Expenses and Other Current Assets                                 416,163
                                                                        -----------

  Total Current Assets                                                    6,793,980

Property, Plant and Equipment - Net                                       1,071,485
                                                                        -----------

Other Assets:
  Goodwill                                                                  296,869
  Prepaid Pension Costs                                                     294,334
  Security Deposits and Other Assets                                        107,690
                                                                        -----------

  Total Other Assets                                                        698,893

  Total Assets                                                          $ 8,564,358
                                                                        ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.



CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Note Payable - Bank                                                   $    37,926
  Accounts Payable                                                        2,081,107
  Federal and State Income Taxes Payable                                     58,656
  Accrued Expenses and Other Current Liabilities                            373,177
                                                                        -----------

  Total Current Liabilities                                               2,550,866

Non-Current Liabilities:
  Note Payable - Bank                                                       179,407
  Notes Payable - Related Party                                             276,444
  Deferred Income Taxes                                                       8,000
                                                                        -----------

  Total Non-Current Liabilities                                             463,851

Commitments and Contingencies [6]                                                --

Stockholders' Equity:
  Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                             --

  Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 4,335,000 Shares Issued and Outstanding                   8,670

  Additional Paid-in Capital                                              4,048,946

  Retained Earnings                                                       1,492,025

  Total Stockholders' Equity                                              5,549,641

  Total Liabilities and Stockholders' Equity                            $ 8,564,358
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         2


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                 Three months ended            Nine months ended
                                      March 31,                    March 31,
                                      ---------                    ---------
                                 1 9 9 7      1 9 9 6        1 9 9 7       1 9 9 6
                                 -------      -------        -------       -------

Sales                         $ 3,123,960   $2,577,650     $7,061,875   $ 7,669,856

Cost of Sales                   2,447,173    2,066,005      5,755,432     6,088,840
                              -----------   ----------     ----------   -----------

  Gross Profit                    676,787      511,645      1,306,443     1,581,016

Selling and Administrative
  Expenses                        644,629      447,333      1,750,568     1,545,188
                              -----------   ----------     ----------   -----------

  Operating Income [Loss]          32,158       64,312       (444,125)       35,828
                              -----------   ----------     ----------   -----------

Other Income [Expense]:
  Gain on Sale of Fixed Assets         --       62,431             --        62,431
  Interest Expense                 (9,683)     (21,025)       (63,943)      (72,688)
  Interest and Investment Income   25,238        2,979         36,676        26,546
  Income [Loss] on Investment in
   Partnership                      1,780           --          1,780       (36,998)
  Commission Income                    --           --             --        15,804
                              -----------   ----------     ----------   -----------

  Other Income [Expense] - Net     17,335       44,385        (25,487)       (4,905)
                              -----------   ----------     ----------   -----------

  Income [Loss] Before Income
   Taxes                           49,493      108,697       (469,612)       30,923

Federal and State Income
  Tax Expense [Benefit]            19,817       60,148       (180,732)       42,122
                              -----------   ----------     ----------   -----------

  Net Income [Loss]           $    69,310   $   48,549     $ (288,880)  $   (11,199)
                              ===========   ==========     ==========   ===========

  Net Income [Loss] Per Share $       .02   $      .02     $     (.08)  $      (.01)
                              ===========   ==========     ==========   ===========

  Average Common Shares
   Outstanding                  4,286,000    3,021,000      3,727,369     3,021,000
                              ===========   ==========     ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
MARCH 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------



                                                      Additional            Total
                                       Common Stock     Paid-in  RetainedStockholders'
                                    Shares   Par Value  Capital  Earnings  Equity


Balance - July 1, 1996             3,370,000 $  6,740 $1,883,132 $1,700,905 $3,590,777

  Reversal of Issuance of
   Bridge Units                    (300,000)     (600)(1,199,400) 80,000   (1,120,000)

  Imputed Interest on Note
   Payable - Related Party               --        --    10,574       --     10,574

  Net Proceeds from Initial Public
   Offering                        1,265,000    2,530 3,354,640       --   3,357,170

  Net [Loss]                             --        --        -- (288,880)  (288,880)
                                   --------  -------- --------- --------   --------

Balance - March 31, 1997           4,335,000 $  8,670 $4,048,946$1,492,025 $5,549,641
                                   ========= ======== ==================== ==========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                   March 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Operating Activities:
  Net [Loss]                                               $ (288,880)  $   (11,199)
                                                           ----------   -----------
  Adjustments to Reconcile Net Income to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                              228,398       176,170
   Lease Termination Items                                   (108,753)       31,146
   Deferred Income Taxes                                        8,000       (41,955)
   Imputed Interest on Note Payable - Related Party            10,574        10,574
   [Gain] Loss on Investment in Partnership                    (1,780)       36,998
   Interest Income on Note Receivable                          (5,150)           --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      157,254      (568,695)
     Inventories                                           (1,333,054)     (349,292)
     Prepaid Expenses and Other Current Assets               (143,106)     (129,716)
     Security Deposits and Other Assets                       (23,410)           --

   Increase [Decrease] in:
     Accounts Payable                                         203,917       206,354
     Federal and State Income Taxes Payable                  (110,309)      (57,538)
     Accrued Expenses and Other Liabilities                   (97,546)       46,976
                                                           ----------   -----------

   Total Adjustments                                       (1,214,965)     (638,978)
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                (1,503,845)     (650,177)
                                                           ----------   -----------

Investing Activities:
  Issuance of Note Receivable                                (223,750)           --
  Repayment of Loan to Related Company                         16,849            --
  Repayment of Note Payable - Stock Retirement               (156,473)           --
  Purchase of Property and Equipment                         (236,935)     (256,765)
  Loans to Stockholders'                                       (1,519)      (16,487)
  Repayment of Note Receivable                                  3,183            --
  Repayment of Loan Receivable                                     --      (100,000)
  Loan to Related Company                                        (722)           --
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                  (599,367)     (373,252)
                                                           ----------   -----------

Financing Activities:
  Contribution to Paid-in Capital                                  --         2,977
  Net Proceeds from Initial Public Offering                 3,426,344            --
  Proceeds from Notes Payable                                 332,844       294,156
  Repayment of Notes Payable                               (1,142,756)     (895,344)
                                                           ----------   -----------

  Net Cash - Financing Activities - Forward                $2,616,432   $  (598,211)


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                   March 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

  Net Cash - Operating Activities - Forwarded              $(1,503,845) $  (650,177)

  Net Cash - Investing Activities - Forwarded                (599,367)     (373,252)

  Net Cash - Financing Activities - Forwarded               2,616,432      (598,211)
                                                           ----------   -----------

  Net Increase [Decrease] in Cash and Cash Equivalents        513,220    (1,621,640)

Cash and Cash Equivalents - Beginning of Periods              765,065     1,870,747
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $1,278,285   $   249,107
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $   54,198   $    58,942
   Income Taxes                                            $   80,688   $   141,589

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  The Company incurred offering costs of $69,174 as of June 30, 1996. These costs were offset against the net proceeds of the initial public offering as reflected in the stockholders' equity for the nine months ended March 31, 1997.




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

[3] Investment in and Advances to Partnership

The Company was a 50% general partner in Swedish Herbal Institute - Chem Associates [the "Partnership"]. In addition to its $1,000 capital investment, the Company had advanced approximately $70,000 in exchange for a series of promissory notes. As of June 30, 1996, the Partnership is insolvent and the Company has recorded a loss on its investment and a charge for approximately 50% of its note receivable for the year then ended. At March 31, 1997, the balance of this note is $32,317.

[4] Inventories

Inventories consist of the following at March 31, 1997:

Raw Materials                 $ 1,545,474
Work-in-Process                   407,277
Finished Goods                    813,535
                              -----------

  Total                       $ 2,766,286
  -----                       ===========

[5] Note Receivable

On February 3, 1997, the Company received a secured promissory note in the amount of $250,000 with interest at 14% per annum. The note is due and payable on November 3, 1997. Advance interest of $26,250 was payable out of the proceeds of the loan and is taken into income over the period of the loan.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[6] Commitments and Contingencies

[A] Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership whose partners are stockholders of the Company. The lease, which expires on December 31, 1997, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the nine months ended March 31, 1997 and 1996 on this lease was approximately $115,000 and $129,000, respectively.

The Company's original lease agreement for other warehouse and office facilities was terminated on January 10, 1997 when the landlord sold the premises. At the time of sale the rentals under the lease were recorded for financial accounting purposes on a straight-line basis. At December 31, 1996, accrued future rentals of $105,613, which give effect to both future scheduled increases and certain concessions at the lease inception had been recorded as a non-current liability. Because of the termination of the lease the balance of accrued future rentals of $105,613 has been allocated to rent expense in the three month period ended March 31, 1997. The Company subleased a portion of its premises on a month-to-month basis through January 10, 1997 for approximately $25,000 a month.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period.

The Company leases warehouse equipment for a five year period providing for an annual rental of $15,847.

The minimum rental commitment for long-term non-cancelable leases is as follows:

Year Ending
  June 30,
   1997                       $   269,603
   1998                           391,847
   1999                           361,847
   2000                           361,847
   2001                           361,847
   Thereafter                     182,244
                              -----------

   Total                      $ 1,929,235
   -----                      ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $147,000 and $108,000 for the nine months ended March 31, 1997 and 1996, respectively. Rent expense is stated net of sublease income of approximately $166,000 and $131,000 for the nine months ended March 31, 1997 and 1996, respectively.

[B] Employment Agreements - Effective July 1, 1996, the Company entered into three year employment agreements with its president and four other officers which provide for aggregate annual salaries of $580,000 for the year ending June 30, 1997 and $680,000 for the year ending June 30, 1998. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area. An agreement with one of the officers also provides for a $100,000 signing bonus which is refundable on a pro rata basis during the period from July 1, 1996 to June 30, 1997, if the executive voluntarily terminates his employment. The amount is included in prepaid expenses and is amortized over the period July 1, 1996 to June 30, 1997.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------


[6] Commitments and Contingencies [Continued]

[C] Litigation - The Company is unable to predict its ultimate financial exposure with respect to its prior sale of certain products which may have contained allegedly contaminated Tryptophan which is the subject of numerous lawsuits against unrelated manufacturers, distributors, suppliers, importers and retailers of that product. However, management does not presently believe the outcome of these actions will have a material adverse effect on the Company.

[7] New Authoritative Pronouncements

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively;
 retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the
Company.

The FASB issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[8] Equity Transactions

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

Nine months  ended March 31,  1997  Compared to the Nine months  ended March 31,
1996

Results of Operations

The Company's net losses for the nine months ended March 31, 1997 and 1996 were $(288,880) and $(11,199), respectively.

Sales for the nine months ended March 31, 1997 and 1996 were $7,061,875 and $7,669,856, respectively, a decrease of approximately $600,000 or 8%. Retail and mail order sales for the nine months ended March 31, 1997 totaled $682,109 as compared to $529,205 for the nine months ended March 31, 1996, an increase of $152,904 or 29%.

On February 20, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. Sales for the period from February 20, 1997 through March 31, 1997 under the agreement totaled $68,816.

For the nine months ended March 31, 1997, the Company had sales to one customer, who accounted for 45% of net sales in 1997 and 33% of net sales in 1996.

On January 23, 1997, the Company signed an exclusive agreement with International Nutrition Research Center, Inc. ["INRC"] to market and distribute the Master Amino Acid Pattern ["MAP"]. MAP is recommended for athletes who need to maximize protein synthesis.

Cost of sales decreased to $5,755,432 in 1997 as compared to $6,088,840 for 1996. Cost of sales increased as a percentage of sales to 82% as compared to 79% for 1996. The increase in cost of sales is due to an increase in manufacturing expenses.

Selling and administrative expenses for the nine months ended March 31, 1997 were $1,750,568 versus $1,545,188 for the same period a year ago. The increase of $205,380 was primarily attributable to an increase in officers' compensation of approximately $137,000, an increase in office salaries of approximately $9,000, an increase in depreciation expense of approximately $22,000, a decrease in travel and entertainment of approximately $39,000, an increase in consulting fees of approximately $42,000, a decrease in freight out of approximately $53,000, an increase in office rent of approximately $22,000 and an increase in advertising and catalog costs of approximately $53,000.

Other income [expense] was $(25,487) for the nine months ended March 31, 1997 as compared to $(4,905) for the same period a year ago. This increase of $20,582 is attributable to a decrease in sales of fixed assets of $62,431, a decrease in commission income of $15,804, an increase of $38,778 from a 50% owned partnership, a decrease in interest expense of $8,745 and an increase in interest and investment income of $10,130.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

Three months ended March 31, 1997 Compared to the Three months ended March 31, 1996

The Company's net income for the three months ended March 31, 1997 and 1996 were $69,310 and $48,549, respectively.

Sales for the three months ended March 31, 1997 and 1996 were $3,123,690 and $2,577,650, respectively, an increase of approximately $546,000 or 21%. Retail and mail order sales for the three months ended March 31, 1997 totaled $265,505 as compared to $159,636 for the three months ended March 31, 1996, an increase of $105,869 or 66%.

For the three months ended March 31, 1997, the Company had sales to one customer, who accounted for 58% of net sales in 1997 and 33% of net sales in 1996.

Cost of sales increased to $2,447,173 in 1997 as compared to $2,066,005 for 1996. Cost of sales decreased as a percentage of sales to 78% as compared to 80% for 1996. The decrease in cost of sales is due to an decrease in rent expense for the quarter.

Selling and administrative expenses for the three months ended March 31, 1997 were $644,629 versus $447,333 for the same period a year ago. The increase of $197,296 was primarily attributable to an increase in officers' salaries of approximately $36,000, a decrease in freight out of approximately $11,000, a decrease in officer's life insurance of approximately $19,000, an increase in advertising and catalog costs of approximately $31,000, an increase in office expenses of approximately $11,000, an increase in professional fees of approximately $57,000, an increase in office salaries of approximately $16,000, an increase in regulatory expenses of approximately $20,000, and an increase in depreciation expense of approximately $24,000.

Other income was $17,335 for the three months ended March 31, 1997 as compared to $44,385 for the same period a year ago. This decrease of $27,050 is attributable to a decrease in gains on sales of fixed assets of $62,431, an increase in interest and investment income of $22,259, a decrease in interest expense of $11,342 and a gain of $1,780 from a 50% owned partnership.

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of $4,243,114 and cash and cash equivalents of $1,278,285. The Company utilized $1,503,845 and $650,177 for operations for the nine months ended March 31, 1997 and 1996, respectively. The Company utilized $599,367 and $373,252 in investing activities for the nine months ended March 31, 1997 and 1996, respectively. The Company generated $2,616,432 from financing activities for the nine months ended March 31, 1997 and utilized $598,211 from financing activities for the nine months ended March 31, 1996.

On February 3, 1997, the Company received a secured promissory note in the amount of $250,000 with interest at 14% per annum. The note is due and payable on November 3, 1997. Advance interest of $26,250 was payable out of the proceeds of the loan and is taken into income over the period of the loan.

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

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources [Continued]

The Company has a $500,000 revolving line of credit agreement with a bank which bears interest at .75% above the bank's prime lending rate and expires on November 30, 1997. At March 31, 1997, there was no balance due under the line of credit agreement. The Company has additionally secured a five year equipment term loan with interest at 1.50% over the bank's prime lending rate. At March 31, 1997, the balance due under the equipment loan was $215,508.

The Company's principal commitments at March 31, 1997 consisted of obligations under operating leases for facilities and a lease agreement for the rental of warehouse equipment.

Effective July 1, 1996, the Company entered into employment agreements with each of its executive officers providing for aggregate compensation in the amount of $530,000 for the fiscal year ending June 30, 1997. Such compensation amounts to an approximate increase of $200,000 as compared to fiscal 1996.

On October 16, 1996, the bridge lenders waived their rights to the bridge units and agreed to the cancellation of the underlying securities. Accordingly, the Company eliminated the amount previously recorded for the bridge units and the related bridge costs. Stockholders' equity has been reduced by $1,120,000.

Management believes that the net proceeds from the initial public offering, borrowing available under the anticipated line of credit and anticipated cash flows from operations will be sufficient to meet the Company's working capital needs for the foreseeable future.

New Authoritative Pronouncements

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively;
retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

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

            None

Item 5:  Other Information

            None

Item 6:  Exhibits and Reports on Form 8-K

         Form 8-K/A filed January 6, 1997, amended the disclosure of original Form 8-K filed December 6, 1996, reporting change in accounting firm on December 4, 1996.

SIGNATURES
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES

Date: May 2, 1997                  By:/s/ E. Gerald Kay
                                      E. Gerald Kay,
                      President and Chief Executive Officer

Date: May 2, 1997                  By:/s/ Eric Friedman
                                      Eric Friedman,
                                       Chief Financial Officer