Form 10KSB
period 1997-06-30
CHEM INTERNATIONAL INC
filed 1997-09-29
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997        Commission File Number 000-28876
                          -------------                               ---------

                            CHEM INTERNATIONAL, INC.
            (Exact name of small business registrant in its charter)
               Delaware                                     13-3035216
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            201 Route 22, Hillside, New Jersey                 07205
            ----------------------------------                 -----
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number: (973) 926-0816

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock $.002 par value per share
                Class A Redeemable Common Stock Purchase Warrants
                              (Title of Each Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

            Yes   X        No

Registrant's revenues for the fiscal year ended June 30, 1997 were $11,126,860.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on August 29, 1997 was $4,470,000.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                 Class Outstanding at August 29, 1997
            Common Stock $.002 par value 4,335,000 Shares
            Class A Redeemable Common Stock Purchase Warrants 1,265,000 Warrants

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III will be incorporated by reference to certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

                                                                         Page

Part I

  Item 1.   Description of Business                                       2

  Item 2.   Description of Properties                                     5

  Item 3.   Legal Proceedings                                             5

  Item 4.   Submission of Matters to a Vote of Security Holders           6

Part II

  Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters                                                       7

  Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8

  Item 7.   Financial Statements                                         13

  Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                          13

Part III

  Item 9.   Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a) of the
            Exchange Act                                                 13

  Item 10.  Executive Compensation                                       13

  Item 11.  Security Ownership of Certain Beneficial
            Owners and Management                                        13

  Item 12.  Certain Relationships and Related Transactions               13

  Item 13.  Exhibits and Reports on Form 8-K                             13

Signatures

                                     PART I

Disclosure Regarding Forward-Looking Statements

All statements other than statements of historical fact, in this Form 10-KSB, including without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" are, or may be deemed to be, forward looking statements. These statements represent the Company's current judgment and are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, without limitation: (i) loss of a major customer,
(ii) competition, and/or (iii) government regulation.

Item 1. Description of Business

Chem International Inc. [the "Company"] a Delaware corporation, is the survivor of a merger of Chem International, Inc. a Delaware Corporation, with and into Frog Industries, Ltd. a New York corporation, which was effected on December 27, 1994 with Frog Industries, Ltd. renamed Chem International Inc.after the merger.
 The Company was reincorporated in Delaware on February 2, 1996. The Company is engaged primarily in manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products, including vitamins sold as single entity supplements, in multi-vitamin combinations and in varying potency levels and in different packaging sizes. The Company's subsidiary, Manhattan Drug
Company, Inc. ["Manhattan Drug"], manufacturers the vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures such products for sale under its own private brand, "Vitamin Factory," at its retail store in Hillside, New Jersey or through mail order.

Distribution Agreement

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. a subsidiary of Roche Holdings of Switzerland. Under the agreement, the Company, will service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic customers.

New Products

In  January  1997,   the  Company   signed  an  exclusive   agreement  with  the
International Nutrition Research Center, Inc. to market and distribute the Master Amino Acid Pattern ["MAP"]. MAP is a new patented unique food supplement in the sports nutrition field. MAP represents the first proprietary product developed for sale by the Company.

Reduction of Significant Revenues from Major Customer - The Company derives a significant portion of its sales from one customer, Rexall Sundown, Inc. ["Rexall"], for which it manufactures vitamins and nutritional supplements. Sales to Rexall expressed as a percentage of the Company's total sales, were approximately 48% and 40%, respectively, for the fiscal years ended June 30, 1997 and 1996. The loss of this customer would have a material affect on the Company's operations.

Dependence on Key Personnel - The Company is highly dependent on the experience of its management in the continuing development of its manufacturing and retail operations. The loss of the services of certain of these individuals, particularly E. Gerald Kay, Chairman of the Board, President and director of the Company, would have a material adverse effect on the Company's business. The Company has entered into employment agreements with each of its five executive officers, which expire on June 30, 1999. Such agreements may be terminated by the employees at any time upon 30 days prior written notice without penalty, subject to a one year non-compete clause. The Company has obtained key-man life insurance in the amount of $ 1,000,000 on the life of Mr. Kay, with the Company as the named beneficiary.

Raw Materials

The principal raw materials used in the manufacturing process are natural and synthetic vitamins, minerals, herbs, and related nutritional supplements, gelatin capsules and coating materials and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States. The gelatin cap sales and coating materials and packaging materials are similarly widely available. Raw materials are generally purchased by the Company without long term commitments, on a purchase order basis. The Company's principal suppliers are Roche Vitamins, Inc., Triarco Inc., M.W. International Inc. and Basf Corporation.

Employees

As of June 30, 1997, the Company had 77 full time employees, of whom 43 belonged to a local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires August 30, 1999.

Seasonality

The Company's results of operations are not significantly affected by seasonal factors.

Trademarks

The Company owns the registration in the United States Patent and Trademark offices for "Oxitiva." Oxitiva is the Company's brand of chewable antioxidant formula.

Government Regulations

  The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by a number of federal agencies, including the Food and Drug Administration [the "FDA"], the Federal Trade Commission [the "FTC"], the United States Postal Service, the Consumer Product Safety Commission and the United States Department of
Agriculture. The FDA is primarily responsible for the regulation of the manufacturing, labeling and sale of the Company's products. The Company's activities are also regulated by various state and local agencies in which the
Company's   products  are  sold.   The  operation  of  the   Company's   vitamin
manufacturing facility is subject to regulation by the FDA as a food manufacturing facility. In addition, the United States Postal Service and the FTC regulate advertising claims with respect to the Company's products sold by solicitation through the mail.

  The Dietary Supplement Health and Education Act of 1994 [the "Dietary Supplement Act"] was enacted on October 25, 1994. The Dietary Supplement Act amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, and by providing a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Dietary supplements are regulated as foods under the Dietary Supplement Act and the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status.

  The Dietary Supplement Act provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997. The Dietary Supplement Act permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, the Dietary Supplement Act also authorizes the FDA to promulgate Current Good Manufacturing Practices ["CGMPs"] specific to the manufacture of dietary supplements, to be modeled after food CGMPS. The Company currently manufactures its dietary supplement products pursuant to food CGMPS. The Company believes that it is currently in compliance with all applicable government regulations.

The FDA will be proposing and promulgating regulations to implement the Dietary Supplement Act. The Company cannot determine what effect such regulations, when promulgated, will have on its business in the future or what cost it will add to manufacturing the product. Such regulations could, among other things, require expanded or different labeling, the recall, reformulation or discontinuance of certain products, additional recordkeeping and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy.

Competition

The business of manufacturing, distributing and marketing vitamins and nutritional supplements is highly competitive. Many of the Company's competitors are substantially larger and have greater financial resources with which to manufacture and market their products. In particular, competition is fierce in the retail segment. Many direct marketers not only focus on selling their own branded products, but offer national brands at discounts as well. Many competitors have established brand names recognizable to consumers. In addition, major pharmaceutical companies offer nationally advertised multivitamin products. The Company also competes with certain of its customers that also have their own manufacturing capabilities.

Many of the Company's competitors in the retailing segment have the financial resources to advertise freely to promote sales and to produce sophisticated catalogs. In many cases, such competitors are able to offer price incentives for retail purchasers and offer participation in frequent buyers programs. Some retail competitors also manufacture their own products whereby they have the ability and financial incentive to sell their own product.

Product Liability Insurance

The Company intends to compete by stressing the quality of its manufacturing product, providing prompt service, competitive pricing of products in its direct marketing segment and by focusing on niche products in the international retail markets.

The Company, like other manufacturers, wholesalers and distributors of vitamin and nutritional supplement products, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products results in injury. Accordingly, the Company currently maintains product liability insurance policies which provides a total of $10 million of coverage per occurrence and $10 million of coverage in the aggregate. Although the Company's product liability insurance policies do not currently provide coverage for claims with respect to products containing L-tryptophan manufactured after September 1992, the Company discontinued manufacturing such products in 1989. Based upon indemnification arrangements with its supplier of L-tryptophan, the Company's product liability insurance and the product liability insurance of its suppliers, the Company believes that its product liability insurance is adequate to cover any product liability claims. There can be no assurance that the Company's current level of product liability insurance will continue to be available or, if available, will be adequate to cover potential liabilities.

Item 2. Description of Properties

On January 10, 1997, the Company entered into a lease agreement for approximately 84,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey. The facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company which is owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's chief financial officer. The Lease has a term of five years and expires on January 10, 2002. The lease provides for a base annual rental of $346,000 plus increases in real estate taxes and building expenses. At its option, the Company has the right to renew the lease for an additional five year period. The space is utilized for the retail mail order business, warehousing and packaging operations and also houses the Company's corporate offices.

The Company also leases 40,000 of manufacturing facilities in Hillside, New Jersey from Gerob Realty Partnership, of which E. Gerald Kay, President of the Company, is a general partner. The lease which expires on December 31, 1997 provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. The space is utilized for Manhattan Drug's tablet manufacturing operations.

Item 3. Legal Proceedings

Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L- tryptophan are or were defendants in an estimated 2,000 lawsuits brought in federal and state courts seeking compensation and punitive damages for alleged personal injury from ingestion of products containing manufactured L-tryptophan. A number of these suits have been settled or discontinued. Additional suits may be filed. Prior to a request from the FDA in November 1989 for a national, industry-wide recall, Manhattan Drug halted sales and distribution and also ordered a recall of L- tryptophan products.
Subsequently, the FDA indicated that there is a strong epidemiological link between the ingestion of the allegedly contaminated L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome ["EMS"]. Investigators at the United States Centers for Disease Control suspect that a contaminant was introduced during the manufacture of the product in Japan. While intensive independent investigations are continuing, there has been no indication that EMS was caused by any formulation or manufacturing fault of Manhattan Drug or any of the other firms that manufactured tablets and/or capsules containing L-tryptophan.

Manhattan Drug and certain companies in the vitamin industry, including distributors, wholesalers and retailers, have entered into an agreement [the "Indemnification Agreement"] with Showa Denko America, Inc. ["SDA"], under which SDA, a U.S. subsidiary of a Japanese corporation, Showa Denko K.K. ["SDK"], which appears to have been the supplier of all of the alleged contaminated L-tryptophan products, has assumed the defense of all claims against Manhattan Drug arising out of the ingestion of L-tryptophan products and has agreed to pay the legal fees and expenses in that defense, and SDK has agreed to guarantee SDA's obligation therein. SDA has posted a revolving irrevocable letter of credit, in the amount of $20,000,000, to be used for the benefit of the Company and other indemnified parties if SDA is unable or unwilling to satisfy any claims or judgments. SDA has agreed to indemnify Manhattan Drug against any judgments and to fund settlements arising out of those actions and claims if it is determined that a cause of the injuries sustained by the plaintiffs was a constituent in the bulk material sold by SDA to Manhattan Drug or its suppliers, except to the extent that Manhattan Drug is found to have any part of the responsibility for those injuries and except for certain claims relating to punitive damages. There is no assurance that SDA will have the financial ability to perform under the Indemnification Agreement.

Manhattan Drug has product liability insurance, which the Company believes provides coverage for all of its L-tryptophan products subject to these claims, including legal defense costs. Due to the multitude of defendants, the probability that some or all of the total liability will be assessed against other defendants and the fact that discovery in these actions is not complete, it is impossible to predict the outcome of these actions or to assess the ultimate financial exposure of the Company. Based upon the aforementioned indemnification arrangements, the Company's product liability insurance and the product liability insurance of its suppliers, the Company does not believe the outcome of these actions will have a material adverse effect on Manhattan Drug, and, accordingly, no provision has been made in the Company's Consolidated Financial Statements for any loss that may be incurred by the Company as a result of these actions.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1997.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

On October 30, 1996, the Company's units [Consisting of two shares of Common Stock and two Class A Redeemable Warrants], Common Stock and Class A Redeemable Warrants commenced trading on the National Association of Securities Dealers Automated Quotation SmallCap Market System "NASDAQ" under the symbols CXILU, CXIL and CXILW, respectively. In November 1996 the Company unbundled its public unit. In November 1996, the Company authorized NASDAQ to delist the Unit [CXILU] and cease trading it. Prior to the Company's initial public offering in October 1996 the Common Stock was traded sporadically in the over-the-counter market on the NASD's Electronic Bulletin Board during the period commencing December 18, 1995 through May 5, 1996, at which time it was voluntarily withdrawn from trading.

The following table sets forth the high and low prices for each of the Unit, the Common Stock and the Class A Redeemable Warrant for the periods indicated as reported by NASDAQ.

UNITS [CLIXU]

Time Period:                                        HIGH         LOW

  October 30, 1996 through November 27, 1996 [Trading
   ceased on November 29, 1996]                       27           8

COMMON STOCK [CXIL]

Time Period:

  October 30, 1996 through December 31, 1996          10       5 1/4

  January 1, 1997 through March 31, 1997          10 1/4       6 1/4

  April 1, 1997 through June 30, 1997              8 3/4       2 1/2

CLASS A REDEEMABLE WARRANTS [CXILW]

Time Period:

  October 30, 1996 through December 31, 1996           5       2 1/4

  January 1, 1997 through March 31, 1997           5 1/2       2 1/2

  April 1, 1997 through June 30, 1997              4 3/4         3/8

As of June 30, 1997 there were approximately 163 holders of record of the Company's Common Stock.

The Company has not declared or paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto.

Results of Operations

Year ended June 30, 1997 Compared to the Year ended June 30, 1996

The Company's net [loss] for the year ended June 30, 1997 was $(654,304) as compared to net income of $42,198 for the year ended June 30, 1996. This decrease in net income of approximately $700,000 is primarily the result of a $1,200,000 decrease in operating income resulting from a decrease in gross profit of approximately $650,000 and an increase in selling and administrative expenses of approximately $550,000 for the year ended June 30, 1997 as compared to the year ended June 30, 1996. The decrease in gross profit is due to a higher percentage of sales to lower margin customers and an increase in raw material costs.

Cost of sales increased to $9,475,624 in 1997 as compared to $8,343,179 for 1996. Cost of sales increased as a percentage of sales to 85% as compared to 78% for 1996. The increase in cost of sales is due to an increase in material costs. The Company has begun to develop new raw material suppliers whereby the Company can achieve a lower cost of materials.

Selling and administrative expenses for the year ended June 30, 1997 were $2,546,972 versus $1,990,997 for the same period a year ago. The increase of $555,975 was primarily attributable to an increase in officers' compensation of approximately $225,000, an increase in office salaries of approximately $25,000, a decrease in professional fees of approximately $38,000, a decrease in travel and entertainment of approximately $21,000, an increase in consulting fees of approximately $207,000, a decrease in office rent of approximately $22,000, an increase in advertising and catalog costs of approximately $117,000 and an increase in payroll tax expense of approximately $9,000.

Other income [expense] was $(4,588) for the year ended June 30, 1997 as compared to $(127,823) for the same period a year ago. This increase of $123,235 is attributable to a decrease in sales of fixed assets of $39,000, an increase of $38,778 from a 50% owned partnership, a decrease in interest expense of $85,600 and an increase in interest and investment income of $37,857.

The Company began in July 1997 a renovation of its blending department. Management expects the renovation to be completed by October 15, 1997 and expects to achieve greater manufacturing efficiencies as a result.

Sales for the years ended June 30, 1997 and 1996 were $11,126,860 and $10,637,797, respectively, an increase of approximately $490,000 or 5%. For the year ended June 30, 1997, the Company had sales to one customer, who accounted for 48% of net sales in 1997 and 40% of net sales in 1996. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the year ended June 30, 1997 totaled $983,749 as compared to $756,711 for the year ended June 30, 1996, an increase of $227,038 or 30%.

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement has an initial term of two years and shall be renewable for additional terms of one year each. Sales for the period from February 20, 1997 through June 30, 1997 under the agreement totaled $308,259.

In 1997, the Company signed an exclusive agreement with International Nutrition Research Center, Inc. ["INRC"] to market and distribute the Master Amino Acid Pattern ["MAP"]. MAP is a new patented unique food supplement in the sports nutrition field and is specifically recommended for professional and weekend athletes who need to maximize protein synthesis. MAP is being marketed exclusively by " The Vitamin Factory, Inc. " a subsidiary of the Company through mail order. MAP represents the first proprietary product developed for sale by the Company.

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material used in the manufacturing of tablets sold containing the recalled raw material. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and accordingly reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material.In September the Company instituted suit to recover all damages.

Results of Operations [Continued]

Year ended June 30,  1997  Compared to the Year ended June 30, 1996
[Continued]


Year ended June 30, 1996 ["Fiscal 1996"] Compared to the Year ended June 30, 1995 ["Fiscal 1995"]

Net sales for fiscal 1996 were $10,637,797, a decrease of $6,204,664, or 37% from $16,842,461 for fiscal 1995. The decrease is directly related to a decrease in sales to a major customer as well as a decrease in the total number of units sold. Sales to such customer accounted for approximately 40% and approximately 76% of the Company's total sales in fiscal 1996 and fiscal 1995, respectively. Retail and mail order sales were $756,711 for fiscal 1996, an increase of $176,135 or 30% over fiscal 1995.

Cost of sales decreased to $8,343,179 for fiscal 1996 compared to $13,634,757 for fiscal 1995. Cost of sales decreased as a percentage of sales to 78% for fiscal 1996 from 81% for fiscal 1995. The decrease as a percentage of product sales was due to an increase in bottling and packaging services which carry a lower cost percentage than bulk manufacturing. Additionally, retail and mail order sales carry a lower cost percentage.

Selling and administrative expenses decreased 22% to $1,990,997 in fiscal 1996 as compared to $2,543,354 for fiscal 1995. The decrease of $552,357 is primarily attributable to the following factors: (i) a decrease in advertising expenses of $56,424, or 26%, to $159,447 for fiscal 1996 from $215,871 for fiscal 1995, due to a decrease in magazine advertising; (ii) a decrease in professional fees of $84,395, or 27%, to $225,916 for fiscal 1996 from $310,311 for fiscal 1995;
(iii) a decrease in officers' salaries of $329,162, or 61%, to $207,838 for fiscal 1996 from $537,000 for fiscal 1995, as a result of a reduction in the salary of a corporate officer; and (iv) a decrease in non-union pension and profit-sharing plan expense of $59,675, or 125%, to a credit of $11,924 for fiscal 1996 from a charge of $47,751 for fiscal 1995.

Other income/[expense] was $(127,823) for fiscal 1996 as compared to $686 for fiscal 1996. This decrease of $128,509 is attributable to the following factors
(i) an increase in interest expense of $116,645 due to an $80,000 non-cash charge for debt issuance costs related to the Bridge Units, a decrease in imputed interest of $15,265 and an increase in line of credit borrowings; (ii) a loss of $36,998 in fiscal 1996 from a 50%-owned partnership; (iii) an increase in sales of fixed assets to $64,000 for fiscal 1996 from $11,452 for fiscal 1995; and (iv) a decrease in interest and investment income of $27,414.

Liquidity and Capital Resources

At June 30, 1997, the Company's working capital was $4,032,402 and increase of $ 1,687,544 over working capital at June 30, 1996. Cash and cash equivalents were $ 1,010,256 at June 30, 1997 an increase of $ 245,191 from June 30, 1996.
The Company utilized $1,776,278 and $450,098 for operations for the years ended June 30, 1997 and 1996, respectively. The primary reasons for the increase in cash utilized for operations are (a) an increase in inventories of approximately $650,000 resulting from the new product, MAP, and an increased volume in the mail order business and (b) the increase in accounts receivable of approximately $400,000 resulting from an increase of approximately $1 million in sales for the quarter ended June 30, 1997 versus the quarter ended June 30, 1996. The Company utilized $660,004 and $300,874 in investing activities for the years ended June 30, 1997 and 1996, respectively. The Company generated $2,681,473 from financing activities for the year ended June 30, 1997, primarily the net result of net proceeds of approximately $3,400,000 from a public offering of common stock offset by the payment of notes payable of approximately $1,200,000 The Company utilized $354,710 from financing activities for the year ended June 30, 1996.

On February 3, 1997, the Company received a secured promissory note in the amount of $250,000 with interest at 14% per annum. The note is due and payable on November 3, 1997. Advance interest of $26,250 was payable out of the proceeds of the loan and is taken into income over the period of the loan.

On October 29, 1996, the Company successfully completed a public offering whereby the Company sold 632,500 units at $7.00 per unit, each unit consisting of two shares of Common Stock and two Class A Redeemable Common Stock Purchase Warrants. The net proceeds to the Company after deducting underwriting discounts and commission of $575,575 and other expenses of the offering of $442,310 were $3,357,170.

The Company has a $500,000 revolving line of credit agreement with a bank which bears interest at .75% above the bank's prime lending rate and expires on November 30, 1997. At June 30, 1997, there was no balance due under the line of credit agreement. The Company has additionally secured a five year equipment term loan with interest at 1.50% over the bank's prime lending rate. At June 30, 1997, the balance due under the equipment loan was $206,653.

The Company's total annual principal commitments at June 30, 1997 for the next five years of $1,709,704 consists of obligations under operating leases for facilities and a lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Effective July 1, 1996, the Company entered into employment agreements with each of its five executive officers providing for aggregate compensation in the amount of $580,000 for the fiscal year ending June 30, 1997. In 1998, the total annual employment agreements will total $680,000. Such compensation amounts to an approximate increase of $200,000 as compared to fiscal 1996.

On October 29, 1996 the date of the public offering, the company repaid bridge lenders the principal amount due of $ 300,000 plus accrued interest.

Liquidity and Capital Resources [Continued]

Management expects to renew the $ 500,000 line of credit which expires on November 30, 1997. In the event that the Company requires additional working capital the Company would have to either increase its line of credit or engage in sales of it's equity securities. There can be no assurance that any line of credit increases or sales of equity securities can be accomplished on conditions favorable to the company.

New Authoritative Pronouncements

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of
 Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively retroactive application is prohibited.Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

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

New Authoritative Pronouncements [Continued]

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.
 Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after
 December 15, 1997, and
comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7. Financial Statements

For a list of financial statements filed as part of this report, see index to financial statements at F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

Item 10.  Executive Compensation

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

Item 12.  Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1997.

Item 13.  Exhibits and Reports on Form 8-K

Exhibits

The following is a list of exhibits filed as part of this Annual Report. Where so indicated by footnote, the exhibits have either been previously filed and are hereby incorporated by reference:

Exhibit #

1.1      Form of Amended Underwriting Agreement (1)
1.2      Form of Amended Underwriter's Options (1)
1.3 Form of Amended Consulting Agreement between Registrant and the Underwriter (1)
2.1      Agreement and Plan of Merger between Chem International, Inc
         . and Frog Industries Ltd.,
         dated September 9, 1994 (1)
2.2 Certificate of Merger of Chem International, Inc., a Delaware Corporation, into Frog
         Industries Ltd., a New York Corporation, filed December 27, 1994 (1)
3.1      Restated Certificate of Incorporation (1)
3.2      By-Laws (1)
4.1 Form of Amended Warrant Agreement among the Registrant and Continental Stock Transfer
         & Trust Company, as Warrant Agent (1)
4.2      Specimen Common Stock Certificate of Registrant (1)
4.3      Specimen Class A Warrant Certificate of Registrant (1)
5.1      Opinion of Singer Zamansky LLP (1)

10.1     Employment Agreement, effective January 1, 1996, between the
         Registrant and Ronald G.
         Smalley (1)
10.2 Employment Agreement, effective July 1, 1996, between the Registrant and E. Gerald Kay (1)
10.3 Employment Agreement, effective July 1, 1996, between the Registrant and Eric Friedman (1)
10.4 Employment Agreement, effective July 1, 1996, between the Registrant and Riva L. Kay (1)
10.5 Employment Agreement, effective July 1, 1996, between the Registrant and Christina M.
         Kay (1)
10.6 Lease Agreement, dated January 1, 1996, between the Registrant and Gerob Realty Partnership (1)
10.7     Stock Option Plan (1)
10.8 Amended Employment Agreement, effective September 20, 1996, between the Registrant and E. Gerald Kay (1)
10.9 Lease Agreement, dated August 3, 1994, between the Registrant and Hillside 22 Realty
         Associates, L.L.C. (1)
10.10 Exclusive License Agreement between the Registrant and International Nutrition Research
         Center, Inc. and amendments, dated April 29, 1997 and November 27, 1996
         (2)
10.11 Lease Agreement between the Registrant and Vitamin Realty Associates, dated January 10, 1997 (2)
16.1     Letter on Changes in Certifying Accountants (1)

(1) Previously filed.
(2) Filed herewith.

Reports on Form 8-K

None filed during the quarter for which this report is submitted.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Item 7: Financial Statements

  Independent Auditor's Report....................................  F-1....

  Consolidated Balance Sheet as of June 30, 1997..................  F-2....  F-3

  Consolidated Statements of Operations for the years
  ended June 30, 1997 and 1996....................................  F-4....

  Consolidated Statement of Stockholders' Equity for the years ended June 30, 1997 and 1996....................................  F-5....

  Consolidated Statements of Cash Flows for years ended
  June 30, 1997 and 1996 .........................................  F-6.... F-7

  Notes to Consolidated Financial Statements......................  F-8...  F-20





                          .   .   .   .   .   .   .   .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Chem International, Inc.




            We have audited the accompanying consolidated balance sheet of Chem International, Inc. and its subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

            We  conducted  our  audit  in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chem International, Inc. and its subsidiaries as of June 30, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.






                                       MOORE STEPHENS, P. C.
                                   Certified Public Accountants.

Cranford, New Jersey
September 10, 1997

                          Independent Auditors' Report


To the Stockholders of
     Chem International, Inc.


        We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Chem International, Inc. and Subsidiaries for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders' equity and consolidated cash flows of Chem International, Inc. and Subsidiaries for the year ended June 30, 1996, in conformity with generally accepted accounting principles.



                                     CORNICK, GARBER & SANDLER, LLP
                                       CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
September 4, 1996




CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,010,256
  Accounts Receivable - Net                                               2,464,708
  Note Receivable                                                           238,373
  Inventories                                                             2,086,366
  Prepaid Expenses and Other Current Assets                                 291,389
  Refundable Federal Income Taxes                                           240,000
                                                                        -----------

  Total Current Assets                                                    6,331,092

Property and Equipment - Net                                              1,072,049
                                                                        -----------

Other Assets:
  Goodwill                                                                  293,872
  Prepaid Pension Costs                                                     340,291
  Security Deposits and Other Assets                                        103,344
                                                                        -----------

  Total Other Assets                                                        737,507

  Total Assets                                                          $ 8,140,648
                                                                        ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements.

                                        F-3


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Notes Payable                                                         $    48,203
  Accounts Payable                                                        1,761,962
  Federal and State Income Taxes Payable                                     41,416
  Accrued Expenses and Other Current Liabilities                            175,109
  Accrued Expenses - Related Party                                          272,000
                                                                        -----------

  Total Current Liabilities                                               2,298,690

Non-Current Liabilities:
  Notes Payable                                                             234,171
  Notes Payable - Related Party                                             276,444
                                                                        -----------

  Total Non-Current Liabilities                                             510,615

Commitments and Contingencies [14]                                               --

Stockholders' Equity:
  Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                             --

  Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 4,335,000 Shares Issued and Outstanding                   8,670

  Additional Paid-in Capital                                              4,196,072

  Retained Earnings                                                       1,126,601

  Total Stockholders' Equity                                              5,331,343

  Total Liabilities and Stockholders' Equity                            $ 8,140,648
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial
 Statements.

                                        F-4


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                                  Years ended
                                                                   June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Sales                                                      $11,126,860  $10,637,797

Cost of Sales                                               9,475,624     8,343,179
                                                           ----------   -----------

  Gross Profit                                              1,651,236     2,294,618

Selling and Administrative Expenses                         2,546,972     1,990,997
                                                           ----------   -----------

  Operating [Loss] Income                                    (895,736)      303,621
                                                           ----------   -----------

Other Income [Expense]:
  Gain on Sale of Fixed Assets                                 25,000        64,000
  Interest Expense                                            (85,696)     (171,296)
  Interest Expense - Related Party                            (14,099)      (14,099)
  Interest and Investment Income                               68,427        30,570
  Income [Loss] on Investment in Partnership                    1,780       (36,998)
                                                           ----------   -----------

  Other Income [Expense] - Net                                 (4,588)     (127,823)
                                                           ----------   -----------

  [Loss] Income Before Income Taxes                          (900,324)      175,798

Federal and State Income Tax [Benefit] Expense               (246,020)      133,600
                                                           ----------   -----------

  Net [Loss] Income                                        $ (654,304)  $    42,198
                                                           ==========   ===========

  Net [Loss] Income Per Share                              $     (.16)  $       .01
                                                           ==========   ===========

  Average Common Shares Outstanding                         4,007,877     3,081,000
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial
 Statements.

                                        F-5


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY FOR THE YEARS ENDED JUNE 30,
1997 AND 1996.
------------------------------------------------------------------------------



                                                                Additional            Total
                                       Common Stock    Preferred  Paid-in  Retained Stockholders'
                                    Shares  Par Value   Stock    Capital   Earnings    Equity

Balance - July 1, 1995             1,000,000 $  2,000  $    473 $ 593,859 $1,658,707 $2,255,039

  Contribution of Stock of
   Bioscience Technologies, Inc.          --       --        --     2,977       --      2,977

  Conversion of Class B Preferred
   Stock                           2,000,000    4,000      (160)   12,160       --     16,000

  Redemption of Class A Preferred
   Stock                                 --        --      (313) (156,160)      --   (156,473)

  Sale of Common Stock in Private
   Placement                         70,000       140        --   155,141       --    155,281

  Issuance of Bridge Units          300,000       600        -- 1,199,400      --   1,200,000

  Reversal of Liabilities Assumed on
   Reverse Acquisition                   --        --        --    61,656       --     61,656

  Imputed Interest on Note Payable -
   Related Party                         --        --        --    14,099       --     14,099

  Net Income                             --        --        --        --   42,198     42,198
                                   --------  --------  -------- --------- --------   --------

Balance - June 30, 1996           3,370,000    6,740        -- 1,883,132 1,700,905  3,590,777

  Reversal of Issuance of
   Bridge Units                    (300,000)     (600)      - (1,199,400)   80,000 (1,120,000)

  Imputed Interest on Note
   Payable - Related Party              --        --        --    14,099       --     14,099

  Issuance of Stock Options             --        --        --   143,601       --    143,601

  Net Proceeds from Public
   Offering                        1,265,000    2,530       -- 3,354,640       --    3,357,170

  Net [Loss]                             --        --        --        -- (654,304)  (654,304)
                                  --------  --------  -------- --------- --------     --------

Balance - June 30, 1997            4,335,000 $  8,670  $   -- $4,196,072 $1,126,601 $5,331,343
                                   ========= ========  ======== ========== ========== ==========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                  Years ended
                                                                   June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Operating Activities:
  Net [Loss] Income                                        $ (654,304)  $    42,198
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] Income to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                              310,395       338,838
   Lease Termination Items                                   (108,753)           --
   Noncurrent Rent Charge                                          --        35,595
   Deferred Income Taxes                                       27,000       (82,955)
   Imputed Interest on Note Payable - Related Party            14,099        14,099
   [Gain] Loss on Investment in Partnership                    (1,780)       36,998
   Interest Income on Note Receivable                         (14,623)           --
   Bad Debt Expense                                            23,779        13,262
   [Gain] on Sale of Property and Equipment                   (25,000)      (64,000)
   Consulting Expense - Stock Options                         143,601            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                     (291,987)     (838,599)
     Inventories                                             (653,134)     (505,271)
     Prepaid Expenses and Other Current Assets               (241,332)      (39,557)
     Prepaid Pension Costs                                    (45,957)      (45,110)
     Security Deposits and Other Assets                       (12,991)           --

   Increase [Decrease] in:
     Accounts Payable                                        (115,228)      536,580
     Federal and State Income Taxes Payable                  (127,549)      (24,032)
     Accrued Expenses and Other Liabilities                    (2,514)      131,856
                                                           ----------   -----------

   Total Adjustments                                       (1,121,974)     (492,296)
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                (1,776,278)     (450,098)
                                                           ----------   -----------

Investing Activities:
  Investment in Partnership                                    (5,000)           --
  Issuance of Note Receivable                                (223,750)           --
  Repayment of Loan from Related Company                       16,849            --
  Repayment of Note Payable - Stock Retirement               (156,473)           --
  Purchase of Property and Equipment                         (316,499)     (328,920)
  Proceeds from Sale of Property and Equipment                 25,000        64,000
  Loans to Stockholders                                           (92)      (54,977)
  Repayment of Loans by Stockholders                               --        51,019
  Repayment of Note Receivable                                  3,183            --
  Repayment of Loan by Affiliated Company                          --        12,837
  Loan to Related Company                                      (3,222)      (16,127)
  Investment in Split Dollar Life Insurance                        --       (28,706)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                $ (660,004)  $  (300,874)


The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements.

                                        F-7


CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                  Years ended
                                                                   June 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

  Net Cash - Operating Activities - Forwarded              $(1,776,278) $  (450,098)
                                                           -----------  -----------

  Net Cash - Investing Activities - Forwarded                (660,004)     (300,874)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Public Offering                             3,426,344        --
  Proceeds from Bridge Note Financing                          --           290,994
  Proceeds from Notes Payable                                 412,744       394,156
  Repayment of Notes Payable                               (1,157,615)   (1,141,967)
  Net Proceeds from Sale of Common Stock in Private
  Placement                                                        --       155,281
  Deferred Offering Costs                                          --       (69,174)
  Proceeds from Conversion of Class B Preferred Stock              --        16,000
                                                           ----------   -----------

  Net Cash - Financing Activities                           2,681,473      (354,710)
                                                           ----------   -----------

  Net Increase [Decrease] in Cash and Cash Equivalents        245,191    (1,105,682)

Cash and Cash Equivalents - Beginning of Years                765,065     1,870,747
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Years                 $1,010,256   $   765,065
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                                $   59,000   $    83,000
   Income Taxes                                            $  168,000   $   242,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  The Company incurred offering costs of $69,174 as of June 30, 1996. These costs were offset against the net proceeds of the public offering as reflected in the consolidated statements of stockholders' equity for the year ended June 30, 1997.







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

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Inventories - The inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Machinery and Equipment                              7 Years
Transportation Equipment                             5 Years
Leasehold Improvements                             See Below

Effective July 1, 1995, the Company revised its estimate of the useful lives of its leasehold improvements from 31 years to 15 years from date of acquisition. This change in estimate increased depreciation expense by approximately $26,000 and decreased net income by approximately $16,000 for the year ended June 30, 1996.

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $298,408 and $326,851 for the years ended June 30, 1997 and 1996, respectively.

Consulting Agreement - On October 29, 1996, the Company entered into a two year consulting agreement for $88,550 with the underwriter of the Company's public offering, which is being taken into expense over the term of the agreement. The balance recorded at June 30, 1997 is approximately $59,000 and is included in prepaid expenses and other assets.

Goodwill - Goodwill, representing the excess of cost over the fair value of the net assets acquired of the Company's principal operating business subsidiary at its date of its acquisition in 1981, is being amortized over 40 years on the straight-line method. The Company carries its goodwill at its amortized cost, subject to periodic review for impairment.

Amortization expense was $11,987 for each of the years ended June 30, 1997 and 1996.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings [Loss] Per Share - Earnings [loss] per common share are computed based upon the weighted average number of common and common stock equivalents shares outstanding during the periods presented after giving retroactive effect to the 1-for-4 reverse stock split in July 1996. Common stock equivalents are included when dilutive.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------




[2] Summary of Significant Accounting Policies [Continued]

Revenue Recognition - The Company generally recognizes revenue upon shipment of the product.

Impairment - Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 1997, management expects these assets to be fully recoverable.

Stock Options Issued to Employees - The Company adopted fair the value method of SFAS No. 123, "Accounting for Stock-Based Compensation,
" on July 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees,
" for financial reporting purposes.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $235,636 and $159,447 for the years ended June 30, 1997 and 1996, respectively.

[3] Investment in and Advances to Partnership

The Company was a 50% partner in Swedish Herbal Institute - Chem Associates [the "Partnership"]. In addition to its $1,000 capital investment, the Company had advanced approximately $70,000 in exchange for a series of promissory notes. As of June 30, 1996, the Partnership was insolvent and the Company recorded a loss on its investment and a charge for approximately 50% of its note receivable for the year ended June 30, 1996. The balance was assumed by the other 50% partner. At June 30, 1997, the balance of this note is $32,317 and is included in other assets.

[4] Investment in Manhattan Health Products, L.L.C.

The Company is a 50% partner in Manhattan Health Products, L.L.C. In June 1997, the Company's capital investment was recorded at $5,000 and is included in other assets.

[5] Inventories

Inventories consist of the following at June 30, 1997:

Raw Materials                                     $  892,022
Work-in-Process                                      450,970
Finished Goods                                       743,374
                                                  ----------

  Total                                           $2,086,366

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[6] Property and Equipment

Property, plant and equipment comprise the following at June 30, 1997:

Leasehold Improvements                            $  826,209
Machinery and Equipment                            1,861,913
Transportation Equipment                              36,652
                                                  ----------

Total                                              2,724,774
Less:  Accumulated Depreciation and Amortization   1,652,725

  Total                                           $1,072,049

[7] Note Receivable

On February 3, 1997, the Company received a secured promissory note in the amount of $250,000 with interest at 14% per annum. The note is due and payable on November 3, 1997. Prepaid interest of $26,250 was received and will be amortized over the period of the loan.

[8] Notes Payable

Notes payable are summarized as follows at June 30, 1997:

                                                         Related Party
                                           Notes Payable Note Payable   Total
Notes Payable:
  Bio Merieux Vitek, Inc. (a)               $   75,721   $        --  $   75,721
  Gerob Realty Partnership [See Note 14](b)         --       276,444     276,444
  Summit Bank:
   Revolving Line-of-Credit (c)                     --            --          --
   Equipment Term Loan (d)                     206,653            --     206,653
                                            ----------   -----------  ----------

  Totals                                       282,374       276,444     558,818
  Less:  Current Portion                        48,203            --      48,203
                                            ----------   -----------  ----------

   Noncurrent Portion                       $  234,171   $   276,444  $  510,615
   ------------------                       ==========   ===========  ==========


(a)Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b)Noninterest bearing note due September 10, 1997. For financial reporting purposes, interest has been imputed at 8.5% a year with the net of tax effect
   being credited to additional paid-in capital.   [See  Notes 17 and 19A].

(c)Under the terms of a revolving line of credit which expires on November 30, 1997, the Company may borrow up to $500,000 at 3/4% above the bank's prime rate. The loan is collateralized by accounts receivable, inventory and machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder. At June 30, 1997, there were no borrowings under the line of credit.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[8] Notes Payable [Continued]

(d)Under the terms of an equipment term loan, due November 30, 2001, the Company may borrow up to $350,000 at 1-1/2% above the bank's prime rate. The term loan provides for monthly payments of $4,698 for principal and interest. At June 30, 1997, the interest rate was 9.75%. The loan is collateralized by machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder.

The loan agreement with Summit Bank contains certain financial covenants relating to the maintenance of specified liquidity, debt to equity and debt coverage ratios and requires that the Company's president and principal stockholder maintain a minimum stock ownership percentage of the Company. At June 30, 1997, the Company was in compliance with all bank covenants.

The following are maturities of long-term debt for each of the next five years:

                                                         Related Party
                                           Notes Payable Note Payable   Total
June 30,
  1998                                      $   48,203   $        --  $   48,203
  1999                                          50,501            --      50,501
  2000                                          52,028            --      52,028
  2001                                          53,710            --      53,710
  2002                                          52,166            --      52,166
  Thereafter                                    25,766       276,444     302,210
                                            ----------   -----------  ----------

  Totals                                    $  282,374   $   276,444  $  558,818
  ------                                    ==========   ===========  ==========

[9] Income Taxes

Provision for income taxes consists of the following:

                                                       Years Ended
                                                        June 30,
                                                   1 9 9 7     1 9 9 6
                                                   -------     -------
Currently Payable:
  Federal                                       $  (277,276)$   162,000
  State                                               4,256      54,555
                                                ----------- -----------

                                                   (273,020)    216,555

Deferred:
  Federal                                            22,950     (70,112)
  State                                               4,050     (12,843)
                                                ----------- -----------

                                                     27,000     (82,955)

  Totals                                        $  (246,020)$   133,600
  ------                                        =========== ===========

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[9] Income Taxes [Continued]

Reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                       Years Ended
                                                        June 30,
                                                   1 9 9 7     1 9 9 6
                                                   -------     -------

U.S. Statutory Rate                                   (34)%       34%
State Taxes on Income - Net of Federal Benefit         (6)         6
Nondeductible Items:
  Travel and Entertainment                              4         11
  Amortization of Deferred Bridge Loan Finance Costs   --         18
  Amortization of Goodwill                              2          3
  Other - Net                                           1          4
  Consulting Fees                                       6         --
                                                   ------      -----

  Effective Income Tax Rate                           (27)%       76%
  -------------------------                        ======      =====

Deferred income taxes arise from temporary differences resulting from income and expense reported for financial accounting and tax purposes in different periods.

The significant components of deferred tax assets and [liabilities] relate to the following at June 30, 1997:

Inventory Cost                                    $   24,000
Other                                                  6,000
Nondeductible Expense                                109,000
Pension Benefit Obligation                          (136,000)
Depreciation Expense                                  14,000
                                                  ----------

  Subtotal                                            17,000

Valuation Allowance                                        0

  Total Net Deferred Tax Assets                   $   17,000
  -----------------------------                   ==========

The Company believes that net deferred tax assets, which are included in other current assets, are more likely than not to be realized because all deductible temporary differences will be utilized as charges against reversals of future taxable temporary differences.

The Company and its subsidiaries file a consolidated federal income tax return.

[10] Pension Plans

The Company sponsors a noncontributory defined benefit pension plan covering all nonunion employees meeting age and service requirements. Contributions to the plan, which are made solely by the Company, are determined by an outside actuarial firm. The Company made no contributions for 1997 or 1996, respectively.

The defined benefit pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and the average monthly compensation. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets consist primarily of marketable securities.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[10] Pension Plans [Continued]

Pension expense includes the following components:

                                                       Years Ended
                                                        June 30,
                                                   1 9 9 7     1 9 9 6
                                                   -------     -------

Service Cost of the Current Period              $    27,920 $    25,992
Interest Cost on the Projected Benefit Obligation    36,541      33,706
Actual Gain on Assets Held in the Plan              (81,318)    (75,708)
Net Amortization of Transition Liability and Net Gain(29,100)   (29,100)

  Pension Expense [Credit]                      $   (45,957)$   (45,110)
  ------------------------                      =========== ===========

The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheet:

                                                             1 9 9 7    1 9 9 6
                                                             -------    -------

Actuarial Present Value of Benefit Obligations:
  Vested Benefits                                        $ (567,601)$ (491,317)
  Nonvested Benefits                                              --    (17,172)
                                                           ---------- ----------

  Accumulated Benefit Obligation                            (567,601)  (508,489)
  Effect of Anticipated Future Compensation Levels and
   Other Events                                              (31,187)   (40,398)

  Projected Benefit Obligation                              (598,788)  (548,887)
  Fair Value of Assets Held in the Plan                    1,138,348  1,016,480
                                                           ---------- ----------

  Excess of Plan Assets Over Projected Benefit Obligation    539,560    467,593
  Unrecognized Transition Obligation                          80,500     92,001
  Unrecognized Net Gain from Past Experience Different than
  Assumed                                                    (279,769) (265,260)

  Prepaid Pension Cost Included in the Balance Sheet       $  340,291 $  294,334
  --------------------------------------------------       ========== ==========

The weighted average discount rate used to measure the projected benefit obligation is 7% for 1997 and 7% for 1996, the rate of increase in future compensation levels is 2% for 1997 and 2% for 1996 and the expected long-term rate of return on assets is 7% for 1997 and 7% in 1996. The Company uses the straight-line method of amortization of unrecognized gains and losses.

Additionally, the Company participates in a union sponsored multi-employer defined contribution plan covering all union employees. Information relating to accumulated benefits obligations and plan assets is not available. Under ERISA, an employer, upon withdrawal from a multi-employer plan, is required to fund its proportionate share of the plan's unfunded vested benefits at the point of withdrawal. The Company has no intention of withdrawing from the plan. The Company is required to fund the plan on the first of each month for the preceding month's obligation. Total contributions were $48,960 and $46,320 for the years ended June 30, 1997 and 1996, respectively.

[11] Profit-Sharing Plan

The Company maintains a profit-sharing plan which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the years ended June 30, 1997 and 1996 was $32,596 and $33,186, respectively.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[12] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1997, the Company's uninsured cash balances totaled approximately $907,000.
The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at June 30, 1997 is $15,750.

[13] Major Customer

For the years ended June 30, 1997 and 1996, approximately 48% and 40% of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the years ended June 30, 1997 and 1996, an aggregate of approximately 19% and 25%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the years ended June 30, 1997 and 1996. Accounts receivable from these customers comprised approximately 51% and 58% of total accounts receivable at June 30, 1997 and 1996, respectively.

[14] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31, 1997, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the years ended June 30, 1997 and 1996 on this lease was approximately $143,000 and $172,000, respectively. Unpaid rent of $272,000 due to Gerob at June 30, 1997 has been separately disclosed as accrued expenses on the consolidated balance sheet.

The Company's original lease agreement with a non-related party for warehouse and office facilities was terminated on January 10, 1997 when the landlord sold the premises. At the time of sale the rentals under the lease were recorded for financial accounting purposes on a straight-line basis. At December 31, 1996, accrued future rentals of $105,613, which give effect to both future scheduled increases and certain concessions at the lease inception had been recorded as a non-current liability. Because of the termination of the lease the balance of accrued future rentals of $105,613 has been allocated to rent expense in the six month period ended June 30, 1997. The Company subleased a portion of its premises on a month-to-month basis through January 10, 1997 for approximately $25,000 a month.

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

Other Lease Commitments - The Company leases warehouse equipment for a five year period providing for an annual rental of $15,847 and office equipment for a five year period providing for an annual rental of $8,365.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[14] Commitments and Contingencies [Continued]

[A] Leases [Continued]

Other Lease Commitments [Continued] - The Company leases automobiles under non-cancelable operating lease agreements which expire through 2000.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                         Related Party
                                               Lease         Lease
                                            Commitment    Commitment     Total
Year Ending
   June 30,
   1998                                     $   37,077   $   346,000  $  383,077
   1999                                         32,384       346,000     378,384
   2000                                         31,703       346,000     377,703
   2001                                         24,212       346,000     370,212
   2002                                         17,719       182,609     200,328
   Thereafter                                       --            --          --
                                            ----------   -----------  ----------

   Total                                    $  143,095   $ 1,566,609  $1,709,704
   -----                                    ==========   ===========  ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $285,000 and $526,000 for the years ended June 30, 1997 and 1996, respectively. Rent expense is stated net of sublease income of approximately $160,000 and $200,000 for the years ended June 30, 1997 and 1996, respectively.

[B] Employment Agreements - Effective July 1, 1996, the Company entered into three year employment agreements with its president and four other officers which provide for aggregate annual salaries of $580,000 for the year ending June 30, 1997 and $680,000 for the year ending June 30, 1998. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern United States. An agreement with one of the officers also provided for a $100,000 signing bonus, which was expensed during the year ended June 30, 1997.

[C] Litigation - Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L-tryptophan are or were defendants in lawsuits seeking compensation and punitive damages for alleged personal injury from ingestion of products containing manufactured L-tryptophan. A number of these suits have been settled or discontinued. Additional suits may be filed. Prior to a request from the FDA in November 1989 for a national, industry-wide recall, the Company halted sales and distribution and also ordered a recall of L-tryptophan products. Subsequently, the FDA indicated that there is a strong link between the ingestion of the allegedly contaminated L-tryptophan and a blood disorder. There has been no indication that the blood disorder was caused by any formulation or manufacturing fault of the Company or any of the other firms that manufactured tablets and/or capsules containing L-tryptophan.

The Company and certain companies in the vitamin industry, including distributors, wholesalers and retailers, have entered into an Indemnification Agreement with Showa Denko America, Inc. ["SDA"], which appears to have been the supplier of all of the alleged contaminated L-tryptophan products. SDA has assumed the defense of all claims against the Company arising out of the ingestion of L-tryptophan products and has agreed to pay the legal fees and expenses in that defense. SDA's parent company has agreed to guarantee SDA's obligation therein. SDA has posted a revolving irrevocable letter of credit, in the amount of $20,000,000, to be used for the benefit of the Company and other indemnified parties.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[14] Commitments and Contingencies [Continued]

[C] Litigation [Continued] - Manhattan Drug has product liability insurance, which the Company believes provides coverage for all of its L-tryptophan products subject to these claims, including legal defense costs. Based upon the aforementioned indemnification arrangements, the Company's product liability insurance and the product liability insurance of its suppliers, the Company does not believe the outcome of these actions will have a material adverse effect on the Company, and, accordingly, no provision has been made for any loss that may be incurred by the Company as a result of these actions.

[15] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's president on a month to month basis for $1,000 per month for the year ended June 30, 1997. The total consulting expense recorded per this verbal agreement by the Company was $11,000.

[16] Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. Short-term debt and long-term debt including long-term debt to a related party is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

[17] Equity Transactions

[A] Capital Stock - Effective December 27, 1994, the Company and Frog Industries, Ltd. ["Frog"], an inactive corporation, executed a plan of Merger whereby the Company was merged into Frog [the "Merger"]. Each share of the Company's then outstanding voting common stock was exchanged for 30,357 shares of Frog's voting common stock. Each issued share of the Company's then outstanding preferred stock was converted into one share of non-voting Class A preferred stock and .51127 shares of non-voting Class B convertible preferred stock of Frog, resulting in 156,473 shares of outstanding Class A preferred stock and 80,000 shares of outstanding Class B preferred stock, with a par value of $313 and $160, respectively. Simultaneously with the Merger, Frog changed its name to Chem International, Inc.

For accounting purposes, the transaction has been treated as an acquisition of Frog by the Company. As of the date of the Merger, Frog was inactive, had no assets and had recorded liabilities of $61,656 for possible income and other tax liabilities and for certain unstated judgments. Since the Company attributed no value to its shares issued or recorded any "goodwill," in the acquisition, it  recorded  the $61,656 excess  of  liabilities  assumed  over  assets
 acquired  as a direct  charge to additional   paid-in   capital.
 As  a  result  of  the  Company's   subsequent reincorporation  in
 Delaware in February  1996, it eliminated all delinquent tax filings.  Also, management  now  believes  that  the  likelihood  of any  prior outstanding claims or judgments being asserted against Frog is remote. Accordingly, the previously recorded liabilities have been reversed and credited to additional paid-in capital at June 30, 1996.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[17] Equity Transactions [Continued]

[A] Capital Stock - The Class A preferred stock was entitled to receive dividends, as and when declared, up to a total of $1,853,527 [the "Aggregate Class A Preferred Stock Dividend Preference"] and in no event, so long as any shares of Class A preferred stock were outstanding, could any dividends be paid on any shares of common stock or Class B preferred stock be purchased by the Company unless all dividends were paid on the Class A preferred stock.

In February 1996, the 80,000 shares of Class B preferred stock were converted into 2,000,000 shares of common stock. The preferred stockholders also paid the Company $16,000, equal to the then par value of the common shares issued.

In June 1996, the aggregate Class A Preferred Stock Dividend Preference was waived, when the 156,473 outstanding shares of Class A preferred stock were redeemed for $1 a share and retired.

In February 1996, the Company [a New York corporation] was merged into its wholly-owned subsidiary, Chem International, Inc. [a Delaware corporation], pursuant to Section 253 of the Delaware Corporation Law for the sole purpose of changing its domicile. As a result thereof and after giving effect to restatements to the Company's certificate of incorporation subsequent to the conversions and retirement of the previously outstanding Class A and Class B preferred stock, the authorized capitalization of the Company is as follows:

Preferred Stock:  Authorized 1,000,000 shares $.002 par value
Common Stock:  Authorized 25,000,000 shares $.002 par value

The Board of Directors of the Company has the right to determine the designations, rights, preferences and privileges of the holders of one or more series of preferred stock which might be issued.

In May 1996, the Company sold, in a private placement, 70,000 shares of common stock for $175,000. In June 1996, the Company also issued the equivalent of 300,000 Bridge Units [each consisting of one share of common stock and one warrant to purchase a share of common stock at $5.50 a share for four years following the offering] in connection with the sale of $300,000 of 7% promissory notes to four investors. The Bridge Units were valued at $4 each, a total of $1,200,000, which was being charged to operations over the term of the Bridge Notes. On October 16, 1996, the Bridge Lenders waived their rights to the bridge units and agreed to the cancellation of the underlying securities. Accordingly, the Company has eliminated the amount previously recorded for the bridge units and the related bridge loan finance costs of $80,000.

In July 1996, the Company affected a 1 for 4 reverse common stock split. The foregoing amounts for common stock and the attached financial statements give retroactive effect to the reverse stock split.

On October  29,  1996,  the  Company  received  net  proceeds  of  approximately
$3,400,000 from the sale of 632,500 units at $7.00 per unit in a public offering. Each unit consisted of two shares of Common Stock and two Class A Redeemable Common Stock Purchase Warrants.

[B] Additional Paid-in Capital - On August 31, 1995, two shareholders, who are members of the principal shareholder's family, contributed 100% of the issued and outstanding shares of stock of Bioscience Technologies, Inc. to the Company. The net book value of Bioscience Technologies, Inc. was credited to additional paid-in capital. Its operations for the year ended June 30, 1995 and for the two months ended August 31, 1995 were immaterial in relation to those of the Company.

At June 30, 1996, previously recorded liabilities of $61,646 were credited to additional paid-in capital concerning the reverse acquisition of Frog by the Company [See Note 17A].

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------


[17] Equity Transactions [Continued]

[B] Additional Paid-in Capital [Continued] - For financial accounting purposes, interest of 8.5% a year is being imputed on a related party non-interest bearing note [See Note 8(b)].

[C] Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 1,000,000 shares of common stock, at the discretion of the Board of Directors. Stock option grants are limited to a total of 500,000 shares for "incentive stock options" and 500,000 shares for "non-statutory options" and, may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms. On October 16, 1996, options to purchase 573,597 shares at the offering price [$3.50] and 25,974 shares at 110% of the offering price were granted. Such options become exercisable on October 16, 1997.

Information pertaining to options as of June 30, 1997 and for the year then ended is as follows:

                                                                     Remaining
                                                                    Contractual
                                                    Weighted Average   Life
                                             Common  Exercise Price of Options
                                             Shares     Per Share   Outstanding

Options Outstanding - July 1, 1995                 --  $       --
Options Granted                                                             --
Options Exercised                                  --          --           --
Options Canceled                                   --          --           --
                                             --------  ---------- ------------

Options Outstanding - June 30, 1996                --          --      --

Options Granted at Stock Price                573,597        3.50    4.3 Years
Options Granted Above Stock Price              25,974        3.85    8.7 Years
Options Exercised                                  --          --           --
Options Canceled                                   --          --           --
                                             --------  ---------- ------------

  Options Outstanding - June 30, 1997         599,571  $     3.52    4.5 Years
  -----------------------------------        ========  ========== ============

  Options Exercisable - June 30, 1997              --  $       --           --
  -----------------------------------        ========  ========== ============

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plan. Because no stock options were issued below the stock price at date of grant, no
compensation  expense  has  been  recognized  for  the  Company's   stock-based
compensation  plan.

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under the Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased, on a pro forma basis, by approximately $935,000 or approximately $.24 per share for the year ended June 30, 1997.The weighted average fair value of the stock options granted to employees used in determining the pro forma amounts is estimated at $1.99 during the year ended June 30, 1997, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 1997: dividend yields of 0%; expected volatility of 64%;
  risk-free interest rate of 6.0%; and an expected life of 4.6 years.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[17] Equity Transactions [Continued]

[C] Stock Option Plan [Continued] - Net income [loss] and net income [loss] per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                                                 Years Ended
                                                   June 30,
                                                   1 9 9 7
                                                   -------

Net Income [Loss] - As Reported                 $  (654,304)
                                                ===========
Pro Forma                                       $(1,589,680)
                                                ===========

Income [Loss] Per Share - As Reported           $      (.16)
                                                ===========
Pro Forma                                       $      (.40)
                                                ===========

During the year ended June 30, 1997, the Company issued 75,000 stock options to consultants at an exercise price equal to the market price [$3.50] on the date of grant. The fair Value of issuing these stock options to consultants during the year ended June 30, 1997, is approximately $144,000 which is for consulting services related to the public offering, and is being charged to paid-in capital. The fair value of the stock options granted to consultants for the year ended June 30, 1997 is estimated at $2.08 using the Black-Scholes option pricing model and using a risk-free interest rate of 6.1%, an expected volatility of 64%, and an expected life of 5 years. No dividends are expected to be paid during the expected life of the options.

[18] New Authoritative Pronouncements

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of
 Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed.The provisions of SFAS No. 125 must be applied prospectively;
 retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company The FASB issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------



[18] New Authoritative Pronouncements [Continued]

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."
 SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

[19] Subsequent Events (Audited)

[A] Related Party Note - On August 15, 1997, the Company and Gerob extended the terms of the Company's note payable [See Note 8(b)].

[B] Recall of Product - On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material used in the manufacturing of tablets sold containing the recalled raw material. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and accordingly reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall.

(20) Subsequent Event (Unaudited)

In September of 1997 in connection with the product recall [Note 19(b)] the Company instituted suit to recover all damages.


                      .  .  .  .  .  .  .  .  .  .  .  .  .

                                    AGREEMENT


AGREEMENT, made as of this 29th day of April, 1997, by and between INTERNATIONAL NUTRITION RESEARCH CENTER, INC. (INRC), a corporation of Florida, having principal offices at 401 West Linton Boulevard, Delray Beach, FL 33444 (the "Licensee") and CHEM INTERNATIONAL, INC. a corporation of Delaware with its principal offices at 225 Long Avenue, Hillside, New Jersey 07205 (the "Sub-Licensee").

                                   WITNESSETH:


WHEREAS, the Licensee has the right to grant a sub-license to make, have made, use and sell a patented amino acid nutritional formula; pursuant to an Agreement with Interamerican Nutritional Research Laboratories Corp. (Interamerican), P.O. Box 146, Road Town, Tortola, British Virgin Islands (hereafter "Licensor") and

WHEREAS, the Sub-Licensee desires to engage in the sale of the patented amino acid nutritional formulas;

   NOW THEREFORE, in consideration of the foregoing and of the mutual agreements set forth herein and other good and valuable consideration, the parties agree as follows:

1.0 Defined Terms. As used in this Agreement, the following definitions shall apply:

      1.1. Product. The term "Product" shall mean the patented amino acid nutritional formulas covered by U.S. Patent No.
            5,132,113 and any improvements thereof.

      1.2.  Territory. The term "Exclusive Territory" shall mean the
            United States.

      1.3. Minimum Royalty Payments. The term "Minimum Royalty Payments" shall mean the aggregate quantity of Royalties that the Sub-Licensees shall be obligated to pay during each twelve (12) month period beginning on the date hereof and on each anniversary date thereafter during the term of this Agreement. The aggregate quantities of royalties which

 Sub-Licensee is required to pay during each twelve (12) month period are set forth on Schedule 1.1 hereto.

2.0 Authorization.

      2.1. Subject to and upon the terms and conditions of this Agreement, the Licensee hereby grants to the Sub-Licensee the exclusive right to make, have made, use and sell the Product in the Territory for sports nutrition, but not for weight loss or to sell to hospitals, physicians or medically related facilities and not for the nutrification of foodstuffs. No right is granted under this Agreement to sell the Product for other fields of use.

      2.2 The Sub-Licensee may use its own trademarks in the Territory and may register the trademarks in any jurisdiction in the Territory. If Sub-Licensee becomes insolvent or declares bankruptcy, Sub-Licensee will assign any trademarks used in connection with the Product to the Licensee. If Sub-Licensee desires to sell its trademarks on the Product, it will not sell these trademarks to anyone without first offering to sell them to the Licensee for the same price that it offers to sell the trademarks to a third party.

3.0 Sub-Licensee's Obligations.

     3.1.   The Sub-Licensee shall sell the Product in the Territory so as:

            (a) to meet the Minimum Royalty Requirements, as set forth in Schedule 1.1 hereto;

            (b) to assure the best employment of the Product in the Territory;

            (c) to supply fully with reasonable promptness the demand for the Product in the Territory; and

            (d) to develop vigorously and increase the volume of utilization of the Product in the Territory.

            (e) to adopt the labeling requirement for the Product that the Licensee will require except for the trademark to be used on the Product. Approval of the labeling will not be unreasonably withheld by the Licensee. If a further license on the Product is granted, the Licensee will impose a similar requirement on future sub-licensees.

      3.2. Purchase of the Product. The Sub-Licensee shall purchase its requirements of the Product from any reputable source of supply or will manufacture the Product using Good Manufacturing Practices.

      3.3 Maintenance of Facilities. The Sub-Licensee shall provide and maintain suitable facilities in the Territory for the proper storage and handling of the Product.

      3.4 Sub-Licensee Personnel. The Sub-Licensee shall maintain an adequate and suitably qualified staff to the best utilization of the Product in the Territory and perform in a timely and satisfactory manner the Sub-Licensee's obligations under this Agreement.

      3.5 Consumer Claims. The Sub-Licensee shall process and seek to settle, in a manner acceptable to the Licensee, all consumer complaints arising from the use of the Product in the Territory. The Sub-Licensee shall maintain records and accounts relating to any and all claims for the Product and shall permit examination of such records by the Licensee's representative.

4.0 Licensee's Obligations.

4.1 By mutual consent of the Licensee and the Sub-Licensee, the Sub-Licensee may
undertake  to  provide  any  available   brochures,   any  available  scientific
information and any available results of studies.

4.2 By mutual consent of the Licensee and the Sub-Licensee, the Licensee may provide and pay for the expenses of the scientific promotion of the Product in seminars and lectures by its own specialists or others.

4.3 By mutual consent of the Licensee and the Sub-Licensee, the Licensee may participate in the cost of any advertising or promotional activities to assist in the sale of the Product in the Territory.

4.4 The Licensee will exert its best efforts to provide all requested information to the Sub-Licensee on a timely basis.

4.5 The Licensee will exert its best efforts to inform Sub- Licensee of any inquiries or orders for Product that originate in the Territory.

4.6 The Licensee will exert its best efforts to make a knowledgeable scientific person available as a consultant for 96 hours per year for the first three years of this contract at times and places to be mutually agreed upon. The
Sub-Licensee will not be obligated to reimburse the Licensee for the knowledgeable scientific person's travel expenses.

5.0  Compliance with the Laws.

The Sub-Licensee shall comply in all material respects with any and all laws, ordinances, rules, regulations and ordinary standards of care now in effect, or which hereafter may be in effect, which pertains to the conduct of their business and the utilization of the Product in the Territory, and shall indemnify and hold the Licensor harmless against any failure to comply therewith.

6.0 Royalty.

6.1. The Sub-Licensee shall pay to the Licensee a royalty based on all Product manufactured or purchased by Sub- Licensee. The Sub-Licensee under this sub-license from the Licensee, will pay an additional royalty directly to the Licensor as directed by the Licensee. The Licensor and the Licensee shall have no responsibility for invoicing, collection or credit risks of the Sub-Licensee's customers.

The royalty is payable to Licensor and Licensee when the Sub-Licensee manufactures the Product or accepts delivery of manufactured Product which Sub-Licensee has manufactured under this Agreement. The royalty payable to the Licensor is the sum of $ 140,000.00 per metric ton. The royalty payable to the Licensee is $90,000.00 per metric ton.

6.2. Payment of the royalties shall be made by the Sub- Licensee directly to the Licensor and directly to the Licensee in U.S.Dollars, unless by mutual consent, payment in another currency is acceptable to the parties.

7.0  Indemnification and Insurance.

7.1 The Sub-Licensee shall indemnify, defend and hold the Licensor and the Licensee, harmless against and from (a) any and all claims based upon, arising out of, or in any way related to the transportation, storage, warehousing or use of the Product by the Sub-Licensee, the conduct of the business of the Sub-Licensee, any negligent or wrongful act, misfeasance or nonfeasance by the Sub-Licensee any claim of a third party that the Sub-Licensee misrepresented its authority or made any contractual commitment not expressly authorized under this Agreement, or any breach by the Sub-Licensee of any representation, warranty or covenant contained herein or the failure of the Sub- Licensee to perform its obligation under this Agreement, and (b) any and all fees, costs, and expenses including, without limitation attorneys' fees incurred by or on behalf of the Licensor, or the Licensee in the defense against any and all such claims. The Licensor shall provide the Licensee and/or its Sub-Licensee with prompt written notice upon receipt of any such claim and the Licensor or the Licensee shall not settle any such claim without the prior knowledge and consent of the Sub-Licensee. The Sub-Licensee will maintain a product liability policy which provides at least $5,000,000.00 for each occurrence and an aggregate coverage of at least $5,000,000.00 and will name the Licensor and Licensee as additional insureds under the policy.

7.2 The Licensee shall indemnify defend and hold Sub- Licensee harmless against and from (a) any and all claims made against Sub-Licensee based upon any negligent or wrongful act of Licensee and from any and all reasonable fees, costs and expenses including reasonable attorneys' fees incurred by or on behalf of the Sub-Licensee, in the defense against any of such claims. The Sub-Licensee shall provide the Licensee with prompt written notice upon receipt of any such claim and the Licensee shall not settle any such claim without the prior knowledge and consent of the Sub-Licensee.

8.0  Representations and Warranties.

8.1 The Sub-Licensee represents and warrants that it is a corporation duly organized and authorized to carry on the professional activity contemplated by this Agreement under the laws of Delaware. The Sub-Licensee has obtained or will obtain all licenses, permits and authorizations required under the laws or regulations applicable in the Territory to undertake the use and promotion activities contemplated herein prior to selling the Product in each jurisdiction in the Territory.

8.2 The Sub-Licensee further represents and warrants that it has or will provide the expertise, professional associates, knowledge and financial resources to manufacture or purchase and sell the Product in the Territory and otherwise to fulfill its obligations hereunder in an effective and competent manner.

8.3 The Licensee represents and warrants that it is a Corporation duly organized and authorized to enter into this Agreement; that this Agreement does not violate the terms of any other Agreement under which the Licensee is bound, and that the Licensee is authorized to catty on the professional activity contemplated by this Agreement under the laws of Florida. The Licensee also represents and warrants that it has no knowledge of any basis under which U.S. Patent No. 5,132,113 would be held to be invalid or unenforceable.

9.0 Term and Termination.

9.1. This Agreement shall commence on the effective date of this Agreement as provided hereinabove and will extend for a term which is coextensive with the remaining term of U.S.
Patent No. 5,132,113.


9.2. The Licensee may terminate this Agreement on notice to the Sub-Licensee:

    9.2.1. If the Sub-Licensee makes an assignment for the benefit of creditors, has a receiver appointed or enters into liquidation (whether voluntarily or involuntarily), is unable to pay its debts in the ordinary course of business, or otherwise becomes insolvent, or terminates its existence or ceases to do business; or

9.3. Except as otherwise provided herein, in the event that the Sub-Licensee fails materially to perform any of its obligations under this Agreement, the Licensee may notify the Sub-Licensee in writing, specifying the nature of such failure and the section of this Agreement imposing the obligation, whereupon Sub-Licensee shall have sixty (60) days within which to remedy the failure. If the Sub- Licensee does not remedy such failure within such sixty (60) day period, the Licensee may terminate this Agreement by subsequent notice to the Sub-Licensee. Notwithstanding any provision in the Agreement to the contrary, no monetary or other damages are to be paid to the Licensee if Sub- Licensee fails to make it minimum royalty payments.

9.4. The Licensee may terminate this Agreement immediately on notice to the Sub-Licensee if the Sub-Licensee makes an assignment for the benefit of the creditors, or has a receiver appointed or enters into liquidation (whether voluntarily or involuntarily), is unable to pay its debts in the ordinary course of business; or terminates its existence or ceases to do business; or

9.5 In the event that the Licensee fails materially to perform any of its obligations under this Agreement, the Sub-Licensee may notify the Licensee in writing, specifying the nature of such failure and the section of this Agreement imposing the obligation, whereupon the Licensee shall have sixty (60) days within which to remedy the failure. If the Licensee does not remedy the failure within such sixty (60) day period, the Sub-Licensee may terminate this Agreement by subsequent notice to the Licensee.

10.0. Assignment.

The Licensee may assign all or part of its rights and delegate all or part of its duties described in this Agreement to an entity capable of fulfilling such duties by giving written notice to the Sub-Licensee. The Sub-Licensee may not assign or transfer this Agreement or its rights or obligations hereunder, without the prior written consent of the Licensee.

11.0. Relationship of Parties.

Nothing herein contained shall create or be deemed to create any relationship of agency, partnership or joint venture between the Licensee and/or its Sub-Licensees. The Sub-Licensee shall have no authority to create or assume any liability or indebtedness of any kind in the name of or on behalf of the Licensee or to act for the Licensee in any manner other than as specifically provided for herein without the prior written approval of the Licensee.

12.0. Remedies.

Neither failure nor delay on the part of the Licensee to exercise any right, remedy, power or privilege provided for herein or by statute or by law, or in equity shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, remedy, power or privilege preclude any other or further exercise thereof or the exercise of any right, remedy, power or privilege.

13.0. Notices.

Any notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand, or mailed by first class, overnight mail, postage and registry fees prepaid, or sent via reputable courier or by telecopy addressed:


If to the Licensee, to:


INTERNATIONAL NUTRITION RESEARCH CENTER, INC.
401 West Linton Boulevard
Delray Beach, FL  33444



If to the Sub-Licensee, to:

CHEM INTERNATIONAL, INC.
          225 Long Avenue
          Hillside, NJ 07205


14.0 Impossibility of Performance.

Neither the Sub-Licensee nor the Licensee shall be held liable for delays in performing or any failure to perform any of the terms of this Agreement caused by the effects of fire, strike, war, insurrection, government restriction, force majeure or other causes reasonably beyond its control and without its fault, but the party failing to perform shall use all reasonable endeavors to resume performance of this Agreement as quickly as feasible. If either party is affected by an event described herein, such party shall immediately give notice to the other and upon receipt of such notice this Agreement shall be suspended and the parties agree to negotiate in good faith to resolve the difficulty. If the period of such suspension exceeds sixty (60) days, the party whose ability to perform has not been so affected may, by giving notice, terminate this Agreement. This provision shall not relieve the Licensee and/or its Sub-Licensee of the obligation to pay the Licensee if any Product is delivered hereunder.

15.0. Prior Understanding.

This Agreement expresses fully the understanding between the Licensee and the Sub-Licensee with regard to the subject matter hereof and supersedes and cancels all prior agreements and understandings relating to the subject matter hereof. The terms of this Agreement may not be changed or modified except by an instrument in writing signed by the Licensee and Sub-Licensee.

16.0. Severability.

If any condition, term or covenant of this Agreement shall at any time be held to be void, invalid or unenforceable, such condition, covenant or term shall be construed as severable and shall not in any way affect or render void, invalid or unenforceable any other condition, covenant or term of this Agreement which shall remain in full force and effect.

17.0. Choice of Law.

This Agreement shall be construed, and the obligations of the parties hereto shall be determined, in accordance with the laws of the State of New York.

18.0. Counterparts.

This Agreement may be executed in counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

19.0. Headings.

            The headings of this Agreement are for purposes of references only and shall not limit or otherwise affect the meaning of any provision hereof.

20.0. Disputes.

In the event that any dispute arises under this agreement, written notice must be given to the other party and the other party shall have 60 days to correct any error or omission arising under this agreement.

21.0 Initial Inventory.

The Sub-Licensee will manufacture or have manufactured for inventory the following quantities of Product to be available according to the following schedule:

Before June 30, 1997      one metric ton(+/-10%)
Before September 30, 1997 two metric ton(+/-10%)
Before December 30, 1997  two metric ton(+/-10%)


Within 10 days of the signing of this Agreement, Sub-Licensee will guarantee the payment of the royalties for the Initial Inventory to Licensee and Licensor by providing clean, unconditional Letters of Credit drawn to the benefit of the Licensor in the amount of $140,000.00 and the Licensee in the amount of $90,000.00 to guarantee payment.

22.0 Accounting.

a) Within twenty-four (24) hours of manufacturing or accepting delivery of the Product, Sub-Licensee shall telecopy to Licensee a report of which discloses the weight of the Product manufactured or delivered.

b) During each third month following the execution of this Agreement, Sub-Licensee shall deliver to Licensee a full and true accounting of all sales hereunder made by Sub-Licensee during the three (3) month period ending with the last day of the immediately preceding month.

c) Sub-Licensee hereby agrees to keep full, thorough and accurate records of accounts containing all particulars which may be necessary for the purpose of showing the amount payable to the other as royalty and will furnish copies to the Licensee promptly upon written request. Such records shall be kept at the principal place of business, and the necessary portions thereof shall be open at all reasonable times within a period of two (2) years after submission of each royalty report, for inspection by an independent certified public accountant retained by one party and acceptable to the other (who may be the accountant who regularly audits the Licensee's or its subsidiaries books) for the sole purpose of verifying statements submitted hereunder. The confidential character of records shall be observed by such accountant who shall report only upon the accuracy of reports and payments required to be made under this Agreement.

23.0 Third Party Infringement.

a) If in any proceeding in a court of competent jurisdiction, in which the validity of the licensed claims are in issue, a judgment upon an unappealed or unappealable decision is entered holding such to be invalid, the right of the Licensee and the Licensor to royalties hereunder for the utilization of such claim by the Licensee shall terminate, without, however, affecting any such right with respect to any and all claims not so held invalid.

b) If at any time the Sub-Licensee shall obtain reliable information that there is occurring substantial infringement by any unlicensed third party of the patented invention, through the manufacture, use or sale of the subject matter licensed hereunder, the Sub- Licensee to the extent that it is utilizing such claims hereunder, may notify the Licensor and/or the Licensee of such infringement and furnish proof thereof and request that appropriate steps be initiated to bring about a discontinuance of such infringement.

If the Licensor and/or the Licensee fail to bring suit to take appropriate steps to obtain a discontinuance any such patent infringement within 90 days after being given notice by Sub-Licensee, the obligation of the Sub- Licensee to pay royalties will be suspended unless Licensor and/or Licensee bring an action in a court of competent jurisdiction against any such infringer to abate the infringement and prosecutes such action to abate the infringement. In the case of one or more infringements, the pendency of a single action against one infringer which has not resulted in a final and unappealable decision will require the Sub-Licensee to continue to pay royalties.


IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.


The Licensee:

INTERNATIONAL NUTRITION RESEARCH CENTER INC.,

                             By

                          Title

The Sub-Licensee:

CHEM INTERNATIONAL, INC.

                             By

                          Title

                                 Schedule 1.1

                                      TO

                                   AGREEMENT

                             DATED:

                     Minimum Royalties commencing in 1997
                    and ending on December 31 of each year
                            thereafter as follows:


Year ending on December 31                U.S. Dollars

                           INRC Royalty   INTERAMERICAN Royalty

1997                      450,000.00           700,000.00

1998                        720,000.00         1,120,000.00

1999                      1,350,000.00         2,100,000.00

2000                      1,440,000.00         2,240,000.00

2001                    1,620,000.00         2,520,000.00

2002                     1,800,000.00         2,800,000.00

2003                    1,980,000.00         3,080,000.00

2004                    2,160,000.00         3,360,000.00

2005                     2,340,000.00         3,640,000.00

2006                    2,610,000.00         4,060,000.00

2007                    2,880,000.00         4,480,000.00

2008                    3,150,000.00         4,900,000.00

2009                    3,510,000.00         5,460,000.00

2010                    3,870,000.00         6,020,000.00

                                      AGREEMENT


AGREEMENT, made effective as of the 27th day of November , 1996, by and between INTERNATIONAL NUTRITION RESEARCH CENTER, INC., a corporation of Florida, having principal offices at at 401 West Linton Boulevard, Delray Beach, FL 33444 (the "Company") and CHEM INTERNATIONAL INC., a corporation of Delaware with its principal offices at 225 Long Avenue, Hillside, New Jersey 07205 "Distributor") to supercede and replace the Agreement of the 26th day of November, 1996 between the same parties.

                                     WITNESSETH:


WHEREAS, the Company is engaged in providing a patented amino acid nutritional formula; and

WHEREAS, the Distributor is engaged or will be engaged in the sale of amino acid nutritional formulas;

   NOW THEREFORE, in consideration of the foregoing and of the mutual agreements set forth herein and other good and valuable consideration, the parties agree as follows:

1.0 Defined Terms. As used in this Agreement, the following definitions shall apply:

   1.1. Product. The term "Product" shall mean the patented amino acid nutritional formulas covered by U.S. Patent No. 5,132,113 and any improvements thereof.

   1.2.  Territory. The term "Exclusive Territory" shall mean the United
         States; the term "Non-Exclusive Territory" shall mean the rest of the world outside of the United States except Italy, Spain and Switzerland. If, in the future, the Company issues a license to a third party on an exclusive basis for any country in the "Non-Exclusive Territory" and gives notice to the Distributor under this Agreement, the "Non-Exclusive Territory" under this Agreement will be redefined to exclude any such country. At least 30 days prior to the granting of a license to a third party in a country in the Non Exclusive Territory, the Company will give notice to the Distributor of its I ntent to grant a license to a third party and the Distributor will have the option to obtain the Exclusive license in that country under the same terms and conditions that were offered to the third party by giving notice to the Distributor within 30 days after receipt of the notice of intent to license.

   1.3. Minimum Purchase Requirements. The term "Minimum Purchase Requirements" shall mean the aggregate quantity of Product that the Buyer shall be obligated to buy during each twelve
         (12) month period beginning on the date hereof and on each anniversary date thereafter during the term of this Agreement. The aggregate quantities of products which Distributor is required to buy during each twelve (12) month period are set forth on Schedule 1.3 hereto. Any purchases which are in excess of the Minimum Purchase Requirements will be credited against future Minimum Purchase Requirements in order to reduce the total amount of the future Minimum Purchase Requirements.

2.0 Authorization.

     2.1. Subject to and upon the terms and conditions of this Agreement, the Company hereby grants to the Distributor the exclusive right to use and sell the Product in the Exclusive Territory and in the Non Exclusive Territory in the field of sports nutrition. No right to sell is granted for Products for weight loss or to sell Products to hospitals, physicans or medically related facilities. No right to make or manufacture the Product is granted under this Agreement and no right to sell the Product for other fields of use is granted by this Agreement. The Distributor hereby accepts this grant of authority upon the terms and conditions hereof.

2.2 The Distributor may use its own trademarks in the Territory and may register the trademarks in any jurisdiction in the Territory. If Distributor is liquidated in a bankruptcy proceeding, Distributor will assign any trademarks used in connection with the Product to the Company. If Distributor desires to sell its trademarks on the Product, it will not sell these trademarks to anyone without first offering to sell them to the Company for the same price that it offers to sell the trademarks to a third party.

3.0 Distributors's Obligations.

     3.1. The Distributor shall use the Product in the Territory so as:

      (a) to meet the Minimum  Purchase  Requirements,  as set forth in Schedule
      1.3 hereto or as set by the Company hereunder;

      (b) to assure the best employment of the Product in the Territory;

      (c) to supply fully with reasonable promptness the demand for the Product in the Territory; and

      (d) to develop vigorously and increase the volume of utilization of the Product in the Territory.

(e) to adopt text for labeling the Product only after obtaining the approval of the Company. Approval of the labeling will not be unreasonably withheld by the Company. If a further license on the Product is granted, the Company will impose a similar requirement on future licensees.

3.2         Purchase  of  the  Product.   The  Distributor  shall  purchase  its
            requirements of the Product solely from the Company or from parties specified in writing by the Company.

3.3 Maintenance of Facilities. The Distributor shall provide and maintain suitable facilities in the Territory for the proper storage and handling of the Product.

3.4 Distributor Personnel. The Distributor shall maintain an adequate and suitably qualified staff to the best utilization of the Product in the Territory and perform in a timely and satisfactory manner the Distributor's obligations under this Agreement.

3.5 Consumer Claims. The Distributor shall process and seek to settle, in a manner acceptable to the Company, all consumer complaints arising from the use of the Product.

The Distributor shall maintain records and accounts relating to any and all claims for the Product and shall permit examination of such records by the Company's representative.


4.0 Company's Obligations.


4.1 By mutal consent of the Distributor and the Company, the Company may undertake to provide the Distributor with any available brochures, any available scientific information and any available results of studies.

4.2 By mutual consent of the Distributor and the Company, the Company may provide and pay for the expenses of the scientific promotion of the Product in seminars and lectures by its own specialists or others.

4.3 By mutual consent of the Distributor and the Company, the Company may participate in the cost of any advertising or promotional activities to assist in the sale of the Product in the Territory.

4.4 The Company will exert its best efforts to provide all requested information to the Distributor on a timely basis.

4.5 The Company will exert its best efforts to inform Distributor of any inquiries or orders for Product that originate in the Territory.

4.6 The Company will provide product to Distributor which meet the labeled specifications and will supply all orders on a timely basis.

4.7 The Company will exert its best efforts to make a knowledgeable scientific person available as a consultant for 96 hours per year for the first three years of this contract at times and places to be mutually agreed upon. The Distributor will not be obligated to reimburse the Company for the knowlegeable scientific person's travel expenses.

5.0  Compliance with the Laws.

The Distributor shall comply in all material respects with any and all laws, ordinances, rules, regulations and ordinary standards of care now in effect, or which hereafter may be in effect, which pertains to the conduct of its business and the utilization of the Product in the Territory, and shall indemnify and hold the Company harmless against any failure to comply therewith.

6.0 Price and Delivery.


6.1.The Company shall sell to the Distributor and the Distributor shall purchase from the Company, or from a supplier authorized by the Company, the Product at the Price in effect as of the date hereof as set forth in Schedule 1.1 hereto. The Company may adjust the price to reflect increases in the price that it pays its supplier. All prices are exclusive of any and all present or future value added taxes, property taxes, use or excise taxes, custom duties, imposts or assessments upon or measured by the receipts from the sale or by the value of the Product after delivery to the Distributor, and any such taxes, duties, impost or assessment shall be the obligation of the Distributor. The Company shall have no responsibility for invoicing, collection or credit risks of the Distributor's customers. The price charged to the Distributor will not be higher than the price which it charges any other distributor in the Exclusive Territory.

6.2. Payment for the Product shall be made by the Distributor to the Company in U.S. Dollars.

6.3.The Distributor shall submit all orders for the Product to the Company at least twelve (12) weeks in advance of delivery or such other period as shall be provided herein by the Company from time to time. All orders are subject to acceptance by the Company in its sole discretion, and all accepted orders are subject to the availability of Product. If an order is not accepted, the minimum purchase requirements of Schedule 1.3 will be tolled until the order is accepted.

6.4.The Distributor shall inspect all Product immediately upon receipt. The Distributor shall notify the Company in writing of the existence of any defects or damage to the Product within thirty (30) business days of arrival at the Distributor's warehouse. Failure to provide notice within such twenty day period shall be deemed a waiver of any claim for damages hereunder.

6.5.Without prejudice to any other rights or remedies available to the Company, the Company shall be entitled to withhold further deliveries of the Product while any amounts due from the Distributor are unpaid.

7.0  Indemnification and Insurance.

7.1. The Distributor shall indemnify, defend and hold the Company, harmless against and from (a) any and all claims based upon, arising out of, or in any way related to the transportation, storage, warehousing or use of the Product by the Distributor, the conduct of the business of the Distributor, any negligent or wrongful act, misfeasance or nonfeasance by the Distributor, any claim of a third party that the Distributor misrepresented its authority or made any contractual commitment not expressly authorized under this Agreement, or any breach by the Distributor of any representation, warranty or covenant contained herein or the failure of the Distributor to perform its obligation under this Agreement, and (b) any and all reasonable fees, costs, and expenses including, without limitation reasonable attorneys' fees incurred by or on behalf of the Company, in the defense against any and all such claims. The Company shall provide the Distributor with prompt written notice upon receipt of any such claim and the Company shall not settle any such claim without the prior knowledge and consent of the Distributor. The Distributor will maintain a product liability policy which provides at least $5,000,000 for each occurance and an aggregate coverage of at least $5,000,000 and will name the Company as an additional insured under the policy.


7.2. The Company shall indemnify, defend and hold Distributor, harmless against and from (a) any and all claims made against Distributor based upon any negligent or wrongful act of the Company including any and all reasonable fees, costs and expenses including reasonable attorneys' fees incurred by or on behalf of the Distributor, in the defense against any of such claims. The Distributor shall provide the Company with prompt written notice upon receipt of any such claim and the Distributor shall not settle any such claim without the prior knowledge and consent of the Company.

8.0  Representations and Warranties.

8.1.The Company represents that all the Product, when delivered to Distributor, will not be adulterated, contaminated or misbranded within the meaning of the U.S. FDA regulations regarding food products.

8.2.The Distributor represents and warrants that it is a Corporation duly organized and authorized to carry on the professional activity contemplated by this Agreement under the laws of New Jersey. The Distributor has obtained or will obtain all licenses, permits and authorizations required under the laws or regulations applicable in the Territory to undertake the use and promotion activities contemplated herein prior to selling Product in each jurisdiction in the Territory.

8.3 The Distributor further represents and warrants that it has or will provide the expertise, professional associates, knowledge and financial resources to purchase and sell the Product in the Territory and otherwise to fulfill its obligations hereunder in an effective and competent manner.

8.4.The Company represents and warrants that it is a Corporation duly organized and authorized to enter into this Agreement; that this Agreement does not violate the terms of any other Agreement under which the Company is bound, and that the Company is authorized to carry on the professional activity contemplated by this Agreement under the laws of Florida. The Company also represewnts and warrants that it has no knowledge of any basis under which U.S. Patent No. 5,132,113 would be held to be invalid or unenforceable. The Company will exert its best efforts to maintain the Agreement of October 17, 1995 between the Company and the International Nutritional Research Laboratories, a British Virgin Islands Corporation.

9.0 Term and Termination.

9.1. This Agreement shall commence on the effective date of this Agreement as provided hereinabove and will extend for a term which is coextensive with the remaining term of U.S.
Patent No.5,132,113.

9.2. The Company may terminate this Agreement on notice to the Distributor if:

     9.2.1. The Distributor makes an assignment for the benefit of creditors, has a receiver appointed or enters into liquidation (whether voluntarily or involuntarily), is unable to pay its debts in the ordinary course of business, or otherwise becomes insolvent, or terminates its existence or ceases to do business;

9.3. Except as otherwise provided herein, in the event that the Distributor fails materially to perform any of its obligations under this Agreement, the Company may notify the Distributor in writing, specifying the nature of such failure and the section of this Agreement imposing the obligation, whereupon Distributor shall have sixty (60) days within which to remedy the failure. If the Distributor does not remedy such failure within such sixty (60) day period, the Company may terminate this Agreement by subsequent notice to the Distributor except that Distributor shall have the right at any time to extend the time to reach the minimum purchase requirement of Schedule 1.2 to a two year period by combining the purchases for the year in which the required sales were not made with the purchases of the following year and comparing the combined actual purchases for the two year period with the required minimum purchases stated in
1.2 for that period to determine if the minimum purchases have been made. If Distributor fails to make the minimum purchases, Distributor shall have the option to become a non-exclusive distributor of the Company by giving written notice within one month of the end of the two year period in which Distributor fails to make the required minimum purchases. If Distributor exercises the option to become a non-exclusive Distributor, thereafter, Distributor will retain the exclusive right to sell to all accounts that Distributor has developed in the Exclusive Territory and the Non Exclusive for the sale of the Product. Notwithstanding any provision in the Agreement to the contrary, no monetary or other damages are to be paid to Company if Distributor fails to purchase its required minimum purchases.

9.4. The Distributor may terminate this Agreement immediately on notice to the Company if the Company makes an assignment for the benefit of the creditors, or has a receiver appointed or enters into liquidation (whether voluntarily or involuntarily), is unable to pay its debts in the ordinary course of business; or terminates its existence or ceases to do business; or

9.5. In the event that the Company fails materially to perform any of its obligations under this Agreement, the Distributor may notify the Company in writing, specifying the nature of such failure and the section of this Agreement imposing the obligation, whereupon the Company shall have sixty (60) days within which to remedy the failure. If the Company does not remedy the failure within such sixty (60) day period, the Distributor may terminate this Agreement by subsequent notice to the Company.

10.0.     Assignment.

The Company may assign all or part of its rights and delegate all or part of its duties described in this Agreement to an entity capable of fulfilling such duties by giving written notice to the Distributor. The Distributor may assign or transfer this Agreement or its rights or obligations hereunder, with the prior written consent of the Company.

11.0. Relationship of Parties.

Nothing herein contained shall create or be deemed to create any relationship of agency, partnership or joint venture between the Distributor and the Company. The Distributor shall have no authority to create or assume any liability or indebtedness of any kind in the name of or on behalf of the Company or to act for the Company in any manner other than as specifically provided for herein without the prior written approval of the Company.

12.0. Remedies.

Neither failure nor delay on the part of the Company or the Distributor to exercise any right, remedy, power or privilege provided for herein or by statute or by law, or in equity shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, remedy, power or privilege preclude any other or further exercise thereof or the exercise of any right, remedy, power or privilege.

13.0. Notices.

Any notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand, or mailed by first class, overnight mail, postage and registry fees prepaid, or sent via reputable courier or by telecopy addressed:

If to the Company, to:


INTERNATIONAL NUTRITION RESEARCH CENTER, INC.
401 West Linton Boulevard
Delray Beach, FL  33444


If to the Distributor, to:

CHEM INTERNATIONAL, INC.
225 Long Avenue
Hillside, New Jersey 07205 and

Kevin M. Kilcullen
Shanley & Fisher
          131 Madison Avenue
          Morristown, NJ 07960


14.0 Impossibility of Performance.

Neither the Distributor nor the Company shall be held liable for delays in performing or any failure to perform any of the terms of this Agreement caused by the effects of fire, strike, war, insurrection, government restriction, force majeure or other causes reasonably beyond its control and without its fault, but the party failing to perform shall use all reasonable endeavors to resume performance of this Agreement as quickly as feasible. If either party is affected by an event described herein, such party shall immediately give notice to the other and upon receipt of such notice this Agreement shall be suspended and the parties agree to negotiate in good faith to resolve the difficulty. If the period of such suspension exceeds one hundred twenty (120) days, the party whose ability to perform has not been so affected may, by giving notice, terminate this Agreement. This provision shall not relieve the Distributor of the obligation to pay the Company for all Product delivered hereunder.


15.0. Prior Understanding.

This Agreement expresses fully the understanding between the Distributor and the Company with regard to the subject matter hereof and supersedes all prior agreements and understandings relating to the subject matter hereof. The terms of this Agreement may not be changed or modified except by an instrument in writing signed by the Company and Distributor.

16.0. Severability.

If any condition, term or covenant of this Agreement shall at any time be held to be void, invalid or unenforceable, such condition, covenant or term shall be construed as severable and shall not in any way affect or render void, invalid or unenforceable any other condition, covenant or term of this Agreement which shall remain in full force and effect.

17.0. Choice of Law.

This Agreement shall be construed, and the obligations of the parties hereto shall be determined, in accordance with the laws of the State of New Jersey.

18.0. Counterparts.

This Agreement may be executed in counterparts, each of Awhich shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

19.0. Headings.

            The headings of this Agreement are for purposes of references only and shall not limit or otherwise affect the meaning of any provision hereof.

20.0. Disputes.

In the event that any dispute arises under this agreement, written notice must be given to the other party and the other party shall have 60 days to correct any error or omission arising under this agreement. After 60 days the parties agree to confer in good faith to attempt to resolve the dispute and to reach an amicable settlement within the next 60 day period. Thereafter, either party may pursue any available legal remedy.


21.0 Initial Shipment

The initial shipment shall be 750.0kg. of Product in the form of 495 kg of powder and 255kg of tablets. The total price will be $250,250.00.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.


The Company:

INTERNATIONAL NUTRITION RESEARCH CENTER, INC.

                          By

                          Title


The Distributor:

CHEM INTERNATIONAL, INC.


                         By



                         Title

                                    Schedule 1.1


                                         TO

                                      AGREEMENT


                             DATED:  November 26, 1996




Product                               Price

Amino Acid Powder or Granulate        $350.00/kilo
having the formula covered by
any patent corresponding to
U.S. Patent 5,132,113

                                    Schedule 1.2

                                         TO

                                      AGREEMENT

                            DATED:   November 26, 1996

Initial Purchase              $250,250.00


Period Ending:

June 30, 1997                 $350,000.00

September 30, 1997            $700,000.00

December 31, 1998             $700,000.00

March 31, 1998                $1,400,000.00

June 30, 1998                 $1,400,000.00


       Minimum Purchase Requirements commencing July 1, 1998 to the anniversery date of each year thereafter as follows:

                                U.S. Dollars



1999                        $ 5,280,000.00

2000                        $ 5,808,000.00

2001                        $ 6,388,000.00

2002                        $ 7,027,000.00

2003                        $ 7,730,000.00

2004                        $ 8,503,000.00

2005                        $ 9,383,000.00

2006                             $10,320,000.00

2007                             $11,353,000.00

2008                        $12,488,000.00

2009                             $13,737,000.00

2010                             $15,110,000.00

2011                             $16,621,000.00

                                   LEASE AGREEMENT

                                       BETWEEN

                         VITAMIN REALTY ASSOCIATES, L.L.C.,

                                  LESSOR,


                                        -AND-


                               MANHATTAN DRUG COMPANY,


                                  LESSEE.




                       --------------------------------------

                              DATED:  January   , 1997

                        -------------------------------------






Prepared by:

Stephen A. Urban, Esq.
Shanley & Fisher, P.C.
131 Madison Avenue
Morristown, New Jersey 07962





                                 TABLE OF CONTENTS


                                                                                Page


PRELIMINARY STATEMENT..............................................................1

ARTICLE 1   DEFINITIONS............................................................1

ARTICLE 2   DEMISE; TERM...........................................................7

ARTICLE 3   BASIC RENT; ADDITIONAL RENT; NET LEASE.................................7

ARTICLE 4   OPERATING EXPENSES.....................................................9

ARTICLE 5   [INTENTIONALLY OMITTED]...............................................11

ARTICLE 6   MAINTENANCE, ALTERATIONS AND ADDITIONS;
            REMOVAL OF TRADE FIXTURES.............................................11

ARTICLE 7  USE OF DEMISED PREMISES................................................13

ARTICLE 8  LESSOR'S SERVICES......................................................14

ARTICLE 9  INDEMNIFICATION; LIABILITY OF LESSOR...................................15

ARTICLE 10  COMPLIANCE WITH REQUIREMENTS..........................................16

ARTICLE 11  DISCHARGE OF LIENS....................................................20

ARTICLE 12  PERMITTED CONTESTS....................................................20

ARTICLE 13  INSURANCE.............................................................21

ARTICLE 14  ESTOPPEL CERTIFICATES.................................................23

ARTICLE 15  ASSIGNMENT AND SUBLETTING.............................................24

ARTICLE 16  CASUALTY..............................................................30

ARTICLE 17  CONDEMNATION..........................................................31

ARTICLE 18  EVENTS OF DEFAULT.....................................................32

ARTICLE 19  CONDITIONAL LIMITATIONS; REMEDIES.....................................34

ARTICLE 20  RIGHT OF ENTRY; RESERVATION OF EASEMENTS..............................37

                                         i



                                 TABLE OF CONTENTS

                                    (CONTINUED)

                                                                                Page


ARTICLE 21  ACCORD AND SATISFACTION...............................................38

ARTICLE 22  SUBORDINATION.........................................................39

ARTICLE 23  LESSEE'S REMOVAL......................................................40

ARTICLE 24  BROKERS...............................................................41

ARTICLE 25  NOTICES...............................................................42

ARTICLE 26  NATURE OF LESSOR'S OBLIGATIONS........................................42

ARTICLE 27  SECURITY DEPOSIT......................................................42

ARTICLE 28  RULES AND REGULATIONS.................................................43

ARTICLE 29  MISCELLANEOUS.........................................................44





SCHEDULE A        FLOOR PLAN
SCHEDULE B        BASIC RENT

                                   LEASE AGREEMENT


            LEASE AGREEMENT (this "Lease"), made as of January __, 1997, between VITAMIN REALTY ASSOCIATES, L.L.C. (the "LESSOR"), a New Jersey limited liability company, having an address at 225 Long Avenue, Hillside, New Jersey 07205, and MANHATTAN DRUG COMPANY (the "LESSEE"), a New Jersey corporation, having an address at 225 Long Avenue, Hillside, New Jersey 07205.

                                PRELIMINARY STATEMENT

            LESSOR is the owner in fee simple of a certain tract of land situated in the Township of Hillside, County of Union and State of New Jersey, which is designated on the official tax map for the Township of Hillside as Block 1110, Lot 1 (the "Land"). On the Land, there is an office/warehouse building (the "Building") and other related improvements; the Land and the Building, including all other im provements now or hereafter constructed on the Land and all fixtures and appurtenances to the Land and the Building, are collectively referred to as the "Property". The Property is commonly known as 225 Long Avenue, Hillside, New Jersey.

            The roadways, the drainage areas, the landscape areas and the other common portions of the Property will be maintained for the benefit, use and enjoyment of all tenants leasing space within the Property.

            LESSEE desires to lease from LESSOR approximately 58,521 rentable square feet of warehouse space on the first floor of the Building, approximately 14,563 rentable square feet of office space on the second floor of the Building, and approximately 10,800 rentable square feet of space on the third floor of the Building (collectively the "Demised Premises") in accordance with, and subject to, the pro visions of this Lease. The location of the Demised Premises is cross- hatched on the floor plan annexed hereto as Schedule A.

            NOW, THEREFORE, LESSOR and LESSEE agree as follows:

                                      ARTICLE 1

                                     DEFINITIONS

            1.1. As used in this Lease, the following terms have the following respective meanings:

            (a)      Additional Rent:  defined in Section 3.2.

            (b) Base Operating Expenses: LESSOR'S Operating Expenses for calendar year 1996.

            (c) Basic Rent: defined in Section 3.1 and specified in Schedule B annexed hereto.

            (d) Basic Rent Payment Dates: the first day of each consecutive calendar month during the Term.

            (e)      Building:  defined in the Preliminary Statement.

            (f) Building Holidays: Saturday, Sunday, New Year's Day, President's Day, Memorial Day, Independence Day, Labor Day, Thanksgiving Day and Christmas Day.

            (g) Business Hours: 8:00 AM to 6:00 PM, Monday through Friday, except for Building Holidays.

            (h)      Commencement Date:  defined in Section 2.2.

            (i)      Demised Premises:  defined in the Preliminary
Statement.

            (j) Environmental Laws: all statutes, regulations, codes and ordinances of any governmental entity, authority, agency and/or department relating to (i) air emissions, (ii) water discharges, (iii) noise emissions,
(iv) air, water or ground pollution or (v) any other environmental or health matter, including, without limitation, ISRA, the New Jersey Spill Compensation and Control Act, N.J.S.A. 58:10-23.11 et seq. and the regulations promulgated thereunder, and the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ss. 9601 et seq. and the regulations promulgated thereunder.

            (k)      Events of Default:  defined in Article 18.

            (l) Excusable Delay: any delay caused by governmental action, or lack thereof; shortages or unavailability of materials and/or supplies; labor disputes (including, but not limited to, strikes, slow downs, job actions, picketing and/or secondary boycotts); fire or other casualty; delays in transportation; acts of God; directives or requests by any governmental entity, authority, agency or department; any court or administrative orders or regulations; adjustments of insurance; acts of declared or undeclared war, public disorder, riot or civil commotion; or by anything else beyond the reasonable control of LESSOR, including delays caused directly or indirectly by an act or a failure to act by LESSEE or LESSEE'S Visitors.

            (m) Insurance Requirements: all terms of any insurance policy maintained by LESSOR with respect to the Property and all requirements of the National Board of Fire Underwriters (or any other body exercising similar function) applicable to or affecting all or any part of the Property.

            (n) ISRA: The New Jersey Industrial Site Recovery Act, N.J.S.A. 13:1K-6 et seq. and the regulations promulgated thereunder.

            (o)      Land:  defined in the Preliminary Statement.

            (p) Legal Requirements: all statutes, regulations, codes and ordinances of any governmental entity, authority, agency and/or department, which now or at any time hereafter may be applicable to the Property or any part thereof, including, but not limited to, all Environmental Laws.

            (q) LESSEE: the party defined as such in the first paragraph of this Lease.

            (r)      LESSEE'S Notice:  defined in Section 15.2.

            (s) LESSEE'S Proportionate Share: for all purposes of this Lease shall be deemed to be 49%.

            (t) LESSEE'S Visitors: LESSEE'S agents, servants, employees, subtenants, contractors, invitees, licensees and all other persons invited by LESSEE into the Demised Premises as guests or doing lawful business with LESSEE.

            (u) LESSOR: the party defined as such in the first paragraph of this Lease, including at any time after the date hereof, the then owner of LESSOR'S interest in the Property.

            (v)      LESSOR'S Estimated Operating Expenses:  defined in
Section 4.2.

            (w)      LESSOR'S Expense Statement:  defined in Section 4.2.

            (x) LESSOR'S Operating Expenses: those costs or expenses paid or incurred by LESSOR in connection with the ownership, operation, management, maintenance, repair and replacement of the Property, including, but not limited to, the cost of common area electricity; sewer meter charges; water; window cleaning; exterminating; insurance of all kinds carried in good faith by LESSOR and applicable to the Property (including, without limitation, rent insurance); snow and ice removal; maintenance and cleaning of the parking lots and driveways (including resurfacing and restripping); regulation of traffic; landscape and grounds maintenance; service, maintenance, repair and replacement of all mechanical, electrical, plumbing and other systems and/or equipment (other than any system or equipment installed by LESSEE in the Demised Premises); general maintenance and repairs of any kind for which LESSOR is not reimbursed; painting and/or sealing of the exterior of the Build ing and the common areas; management fees; maintenance and service agreements; compliance with any Legal or Insurance Requirements; Taxes; contesting the Taxes and/or the assessed valuation of the Property (including reasonable attorneys' fees, accounting fees and appraisal fees); any expenses allocable to the Property and/or to LESSOR which relate to the common areas of the Property; the cost of obtaining and maintaining any access and/or utility licenses and easements across any contiguous property which serve the Property; security services and/or alarm and fire protection systems and equipment; wages, salaries, fringe benefits and other labor costs of all persons engaged by LESSOR for the operation, maintenance, repair and replacement of the Property; payroll taxes and workers' compensation for such persons; legal and accounting expenses (except legal expenses incurred in preparing leases or en forcing the terms of leases); licenses, permits and other governmental charges; depreciation on and rentals of machinery and equipment used in the operation and maintenance of the Property; and any other expense or cost, which, in accordance with generally accepted accounting principles and the standard management practices for buildings comparable to the Building, would be considered as an expense of operating, managing, maintaining, repairing or replacing the Property, plus a sum equal to fifteen percent (15%) of the aggregate of the foregoing for general overhead. Excluded from LESSOR'S Operating Expenses are costs reim bursed by insurance; the cost of any work or service performed by LESSOR for any tenant of the Building pursuant to the terms of said tenant's lease to the extent such work or service is in excess of the work or service which LESSOR is obligated to perform under this Lease; costs in connection with preparing space for a new tenant; advertising expenses; real estate brokers' commissions; franchise, transfer, inheritance or capital stock taxes or other taxes imposed upon or measured by the income or profits of LESSOR; and administrative wages and salaries or any other general and administrative overhead of LESSOR. All accounting for LESSOR'S Operating Expenses shall be on the accrual basis. In the event that, at any time during the Term, the Building is not fully leased and occupied by tenants, LESSOR'S Operating Expenses shall be projected as if the Building were fully occupied at all times.

            (y) Lien: any mortgage, pledge, lien, charge, encumbrance or security interest of any kind, including any inchoate mechanic's or materialmen's lien.

            (z) Net Award: any insurance proceeds or condemnation award payable in connection with any damage, destruction or Taking, less any expenses incurred by LESSOR in recovering such amount.

            (aa) Net Rental Proceeds: in the case of a sublease, the amount by which the aggregate of all rents, additional charges or other consideration payable under a sublease to LESSEE by the subtenant (including sums paid for the sale or rental of LESSEE'S fixtures, leasehold improvements, equipment, furniture or other personal property) exceeds the sum of (i) the Basic Rent plus all amounts payable by LESSEE pursuant to the provisions hereof during the term of the sublease in respect of the subleased space, (ii) brokerage commissions at prevailing rates due and owing to a real estate brokerage firm, (iii) other cus tomary and reasonable costs incurred by LESSEE in connection with the subleasing, and (iv) the then net unamortized or undepreciated cost of the fixtures, leasehold improvements, equipment, furniture or other personal property included in the subletting; and in the case of an assignment, the amount by which all sums and other considerations paid to LESSEE by the assignee of this Lease for or by reason of such assign ment (including sums paid for the sale of LESSEE'S fixtures, leasehold improvements, equipment, furniture or other personal property) exceeds the sum of (i) brokerage commissions at prevailing rates due and owing to a real estate brokerage firm, (ii) other customary and reasonable costs incurred by LESSEE in connection with the assignment, and (iii) the then net unamortized or undepreciated cost of the fixtures, leasehold improvements, equipment, furniture or other personal property sold to the assignee.

            (ab) Prime Rate: the prime commercial lending rate publicly announced from time to time by the Wall Street Journal.

            (ac)     Property:  defined in the Preliminary Statement.

            (ad)     Recapture Notice:  defined in Section 15.5.

            (ae)     Recapture Space:  defined in Section 15.5.

            (af) Restoration: the restoration, replacement or rebuilding of the Building or any portion thereof as nearly as practicable to its value, condition and character immediately prior to any damage, destruction or Taking.

            (ag)     Rules and Regulations:  defined in Article 28.

            (ah) Taking: a taking of all or any part of the Property, or any interest therein or right accruing thereto, as the result of, or in lieu of, or in anticipation of, the exercise of the right of condemnation or eminent domain pursuant to any law, general or special, or by reason of the temporary requisition of the use or occupancy of the Property or any part thereof, by any governmental authority, civil or military.

            (ai) Taxes: all real estate taxes and assessments or substitutes therefor or supplements thereto, upon, applicable, attributable or assessed against the Property or any part thereof, or any improvement thereon owned by LESSOR and used in connection with the operation of the Building. If and to the extent that due to a change in the method of taxation or assessment any franchise, capital stock, capi tal, rent, income, profit or other tax or charge shall be substituted by the applicable taxing authority for the Taxes now or hereafter imposed upon the Property, such franchise, capital stock, capital, rent, income, profit or other tax or charge shall be deemed included in the term "Taxes", provided, however, that the amount of such tax, assessment, levy, imposition, charge or fee deemed to be included in the term "Taxes" shall be determined as if the Property were the only asset of LESSOR and as if the rent received therefrom were the only income of LESSOR. In the event the Building is not fully leased and occupied by tenants, the Taxes shall be projected as if the Building was fully occupied at all times.

            (aj)     Term:  defined in Section 2.2.

            (ak) Termination Date: the day preceding the tenth (10th) anniversary of the Commencement Date, or such earlier date upon which the Term may expire or be terminated pursuant to any of the conditions of this Lease or pursuant to law.

            (al)     Underlying Encumbrances: defined in Section 22.1.

            (am)     Work:  defined in Section 6.5.

                                      ARTICLE 2

                                    DEMISE; TERM

            2.1. LESSOR, for and in consideration of the covenants hereinafter contained and made on the part of the LESSEE, does hereby demise and lease to LESSEE, and LESSEE does hereby hire from LESSOR, the Demised Premises, together with the exclusive right to use two reserved automobile parking spaces at the front of the Building, and two rows of parking spaces in the general parking area on the Land, each in a location to be designated by LESSOR, and the non-exclusive right to use such other portions of the Property as are intended for common use, subject, however, to the terms and conditions of this Lease.

            2.2. The term (the "Term") of this Lease shall commence on the earlier of (a) the execution and delivery hereof by LESSOR and LESSEE, or (b) the date that LESSOR acquires title to the Property (the "Commencement Date"), and shall end on the Termination Date.

            2.3. LESSEE agrees that the Demised Premises are being leased hereunder in their "AS IS" condition, and by entering into occupancy of any part of the Demised Premises, LESSEE shall be conclusively deemed to have agreed that the Demised Premises were in satisfactory condition as of the date of such occupancy. LESSEE shall make all alterations and improvements to the Demised Premises that are required by LESSEE in connection with its occupancy of the Demised Premises, in accordance with Section 6.4 hereof.

            2.4. When the Commencement Date occurs, LESSOR and LESSEE shall enter into an agreement memorializing the Commencement and Termination Dates of this Lease.

                                      ARTICLE 3

                       BASIC RENT; ADDITIONAL RENT; NET LEASE

            3.1. LESSEE shall pay rent ("Basic Rent") to LESSOR during the Term in the amounts and at the times provided in Schedule B in lawful money of the United States of America; provided, however, LESSEE shall pay the first installment of Basic Rent upon the execution of this Lease. In the event the Commencement Date shall be other than a Basic Rent Payment Date, the Basic Rent and Additional Rent payable hereunder shall be prorated for the initial and terminal fractional months of the Term.

            3.2. In addition to the Basic Rent, LESSEE shall pay to LESSOR during the Term all other amounts, liabilities and obligations which LESSEE herein agrees to pay to LESSOR as and when the same become due (hereinafter collectively referred to as "Additional Rent"); and LESSEE agrees that each such amount, liability and obligation, together with any interest, penalty and/or cost thereon, shall be deemed Additional Rent regardless of whether it is specifically referred to as Additional Rent in this Lease. LESSOR shall have all the rights, powers and remedies provided for in this Lease or at law or in equity or otherwise for failure to pay Additional Rent as are available for non payment of Basic Rent.

            3.3. If any installment of Basic Rent or Additional Rent is not paid when due, LESSEE shall pay to LESSOR on demand, as Additional Rent, a late charge equal to four percent (4%) of the amount unpaid. In addition, any installment or installments of Basic Rent or Additional Rent accruing hereunder which are not paid within ten (10) days after the date when due, shall bear interest at the Prime Rate plus four percent (4%) per annum from the due date thereof until the date of payment, which interest shall be deemed Additional Rent hereunder and shall be payable upon demand by LESSOR.

            3.4. LESSEE will contract for and pay all charges for communications and other services or utilities at any time rendered or used on or about the Demised Premises and not provided by LESSOR pursuant to Article 8 to the company providing the same before any interest or penalty may be added thereto and will furnish to LESSOR, upon request, satisfactory proof evidencing such payment.

            3.5. Except as herein provided, LESSEE hereby covenants and agrees to pay to LESSOR during the Term, at LESSOR'S address for notices hereunder, or such other place as LESSOR may from time to time designate, without any offset, set-off, counterclaim, deduction, defense, abatement, suspension, deferment or diminution of any kind (i) the Basic Rent, without notice or demand, (ii) Additional Rent and (iii) all other sums payable by LESSEE hereunder. Except as otherwise expressly provided herein, this Lease shall not terminate, nor shall LESSEE have any right to terminate or avoid this Lease or be entitled to the abatement of any Basic Rent, Additional Rent or other sums payable hereunder or any reduction thereof, nor shall the obligations and lia bilities of LESSEE hereunder be in any way affected for any reason. The obligations of LESSEE hereunder shall be separate and independent covenants and agreements.

                                      ARTICLE 4

                                 OPERATING EXPENSES

            4.1. LESSEE shall pay to LESSOR, as Additional Rent, LESSEE'S Proportionate Share of the amount by which LESSOR'S Operating Expenses for any calendar year during the Term exceeds the Base Operating Expenses. LESSEE'S Proportionate Share of such excess for less than a year shall be prorated and apportioned.

            4.2. On or about the Commencement Date, and thereafter within ninety
(90) days following the first day of each succeeding calendar year within the Term, LESSOR shall determine or estimate the amount by which LESSOR'S Operating Expenses for such calendar year will exceed the Base Operating Expenses ("LESSOR'S Estimated Operating Expenses") and shall submit such information to LESSEE in a written statement ("LESSOR'S Expense Statement").

            4.3. Commencing on the first Basic Rent Payment Date following the submission of any LESSOR'S Expense Statement and continuing thereafter until LESSOR renders the next LESSOR'S Expense Statement, LESSEE shall pay to LESSOR on account of its obligation under Section 4.1 of this Lease, a sum (the "Monthly Expense Payment") equal to one-twelfth (1/12) of LESSEE'S Proportionate Share of LESSOR'S

Estimated Operating Expenses for such calendar year. LESSEE'S first Monthly Expense Payment after receipt of LESSOR'S Expense Statement shall be accompanied by the payment of an amount equal to the product of the number of full months, if any, within the calendar year which shall have elapsed prior to such first Monthly Expense Payment, times the Monthly Expense Payment; minus any Additional Rent already paid by LESSEE on account of its obligation under Section 4.1 of this Lease for such calendar year.

            4.4. Each LESSOR'S Expense Statement shall reconcile the payments made by LESSEE pursuant to the preceding LESSOR'S Expense Statement with LESSEE'S Proportionate Share of LESSOR'S Operating Expenses for the period covered thereby. Any balance due to LESSOR shall be paid by LESSEE within thirty
(30) days after LESSEE'S receipt of LESSOR'S Expense Statement; any surplus due to LESSEE shall be applied by LESSOR against the next accruing monthly installment(s) of Additional Rent due under this Article. If the Term has expired or has been terminated, LESSEE shall pay the balance due to LESSOR or, alternatively, LESSOR shall refund the surplus to LESSEE, whichever the case may be, within thirty (30) days after LESSEE'S receipt of LESSOR'S Expense Statement; provided, however, if the Term shall have been terminated as a result of a default by LESSEE, then LESSOR shall have the right to retain such surplus to the extent LESSEE owes LESSOR any Basic Rent or Additional Rent.

            4.5. LESSEE or its representative shall have the right to examine LESSOR'S books and records with respect to the reconciliation of LESSOR'S Operating Expenses for the prior calendar year set forth in LESSOR'S Expense Statement during normal business hours at any time within five (5) days following the delivery by LESSOR to LESSEE of such LESSOR'S Expense Statement. Unless LESSEE shall give LESSOR a notice objecting to said reconciliation and specifying the respects in which said reconciliation is claimed to be incorrect within ten (10) days after the date of said examination, said reconciliation shall be considered as final and accepted by LESSEE. Notwithstanding anything to the contrary contained in this Article, LESSEE shall not be permitted to examine LESSOR'S books and records or to dispute said reconciliation unless LESSEE has paid to LESSOR the amount due as shown thereon; said payment is a condition precedent to said examination and/or dispute.

            4.6. (a) If LESSOR shall receive any refund of Taxes in respect of a calendar year and if LESSEE shall have paid Additional Rent pursuant to this
Article 4 for said  calendar  year,  LESSOR  shall  credit  to  LESSEE  LESSEE'S
Proportionate Share of such refund (based upon the portion of said Taxes actually paid by LESSEE and not on any portion of said Taxes that are included in Base Operating Expenses) against the next accruing monthly installment(s) of Additional Rent due under this Article, or if the Term shall have expired, LESSEE'S Proportionate Share of such refund shall be refunded to LESSEE within thirty (30) days after receipt thereof by LESSOR; provided, however, if the Term shall have expired as a result of a default by LESSEE, then LESSOR shall have the right to retain LESSEE'S Proportionate Share of the refund to the extent LESSEE owes LESSOR any moneys hereunder.

                     (b) While proceedings for the reduction in assessed valuation for any year are pending, the computation of the Taxes shall be based upon the original assessments for such year.

                     (c) Notwithstanding anything to the contrary contained in this Lease, LESSEE shall not have the right to contest or appeal the validity of any Taxes or the amount of the assessed valuation of the Property without the prior written consent of LESSOR.

            4.7. In no event shall any adjustment in LESSEE'S obligation to pay Additional Rent under this Article 4 result in a decrease in the Basic Rent payable hereunder. LESSEE'S obligation to pay Additional Rent, and LESSOR'S obligation to credit and/or refund to LESSEE any amount, pursuant to the provisions of this Article 4, shall survive the Termination Date.

            4.8. LESSEE shall also pay to LESSOR, as Additional Rent, upon demand, the amount of any increase in LESSOR'S Operating Expenses which is attributable to LESSEE'S use or manner of use of the Demised Premises, to activities conducted on or about the Demised Premises by LESSEE or on behalf of LESSEE or to any additions, improvements or alterations to the Demised Premises made by or on behalf of LESSEE.

            4.9. The provisions of Section 29.3 shall apply to LESSOR'S Expense Statement.

                                      ARTICLE 5

                              [Intentionally Omitted]

                                      ARTICLE 6

                            MAINTENANCE, ALTERATIONS AND
                        ADDITIONS; REMOVAL OF TRADE FIXTURES

            6.1. LESSEE agrees to keep the Demised Premises (including, but not limited to, all systems located within the Demised Premises and servicing only the Demised Premises) in good order and condition (except for ordinary wear and tear) and will make all non-structural repairs, alterations, renewals and replacements, ordinary and extraordinary, foreseen or unforeseen, and shall take such other action as may be necessary or appropriate to keep and maintain the Demised Premises in good order and condition. Except as expressly provided in this Lease, LESSOR shall not be obligated in any way to maintain, alter or repair the Demised Premises. Notice is hereby given that, except with respect to repairs or restoration undertaken by LESSOR, LESSOR will not be lia ble for any labor, services or materials furnished or to be furnished to LESSEE, or to anyone holding the Demised Premises or any part thereof through or under LESSEE, and that no mechanics' or other liens for any such labor or materials shall attach to or affect the interest of LESSOR in and to the Demised Premises.

            6.2. If LESSOR is required to make any repairs and replacements to the Property as a result of or arising out of the intentional acts or negligence of LESSEE or LESSEE'S Visitors, then

LESSEE shall reimburse LESSOR, upon demand, for the reasonable cost thereof.

            6.3. All maintenance and repair, and each addition, improvement or alteration (a) must not, individually or in the ag gregate, adversely affect the usefulness of the Demised Premises for use as office space, (b) shall be completed expeditiously in a good and workmanlike manner, and in compliance with all applicable Legal and Insurance Requirements, (c) shall be completed free and clear of all Liens and (d) shall be performed by contractors approved by LESSOR to the extent such work involves any work to any electrical, mechanical, plumbing or other system of the Building, any work to the outside of the Building, any work to the roof of the Building or any work to any structural element of the Building.

            6.4. LESSEE shall not make any addition, improvement or alteration of the Demised Premises (any such work being hereinafter referred to as "Work"), unless LESSEE submits to LESSOR detailed plans and specifications therefor and LESSOR approves such plans and specifications in writing (which such approval shall be at LESSOR'S sole discretion).

            6.5. (a) All additions, improvements and alterations to the Demised Premises shall, upon installation, become the property of LESSOR and shall be deemed part of, and shall be surrendered with, the Demised Premises, unless LESSOR, by notice given to LESSEE at least thirty (30) days prior to the Termination Date, elects to relinquish LESSOR'S right thereto. If LESSOR elects to relinquish LESSOR'S right to any such addition, improvement or alteration, LESSEE shall remove said addition, improvement or alteration, shall promptly repair any damage to the Demised Premises caused by said removal and shall restore the Demised Premises to the condition existing prior to the installation of said addition, improvement or alteration; all such work shall be done prior to the Termination Date.

                     (b) LESSEE may install or place or reinstall or re place and remove from the Demised Premises any trade equipment, machinery and personal property belonging to LESSEE, provided, that (i) LESSEE shall repair all damage caused by such removal and (ii) LESSEE shall not install any equipment, machinery or other items upon the roof of the Building or make any openings on or about such roof. Such trade equipment, machinery and personal property shall not become the property of LESSOR.

                                      ARTICLE 7

                               USE OF DEMISED PREMISES

            7.1. LESSEE shall not, except with the prior consent of LESSOR, use or suffer or permit the use of the Demised Premises or any part thereof for any purposes other than general and administrative offices and warehousing; provided, however, anything in this Lease to the contrary notwithstanding, that
(a) the portions of the Demised Premises which are identified as toilets or utility areas shall be used by LESSEE only for the purposes for which they are designed and (b) LESSEE complies with the requirements of Section 7.2 hereof.

            7.2. LESSEE shall not use, or suffer or permit the use of, the Demised Premises or any part thereof in any manner or for any purpose or do, bring or keep anything, or suffer or permit anything to be done, brought or kept, therein (including, but not limited to, the installation or operation of any electrical, electronic or other equipment) (a) which would violate any covenant, agreement, term, pro vision or condition of this Lease or is unlawful or in contravention of the certificate of occupancy for the Building or the Demised Premises or is in contravention of any Legal or Insurance Requirement to which the Building or the Demised Premises is subject, or (b) which would overload or could cause an overload of the electrical or mechanical systems of the Building or the Demised Premises or which would exceed the floor load per square foot which the floor was designed to carry and which is allowed by law, or (c) which in the reasonable judgment of the LESSOR may in any way impair or interfere with the proper and economic heating, air conditioning of the Building or (d) suffer or permit the Building or any component thereof to be used in any manner or anything to be done therein or anything to be brought into or kept thereon which, in the reasonable judgment of LESSOR, would in any way impair or tend to impair or exceed the design criteria, the structural integrity, character or appearance of the Building, or result in the use of the Building or any component thereof in a manner or for a purpose not intended; nor shall the LESSEE use, or suffer or permit the use of, the Demised Premises or any part thereof in any manner, or do, or suffer or permit the doing of, anything therein or in connection with the LESSEE'S business or adver tising which, in the reasonable judgment of the LESSOR, may be prejudicial to the business of LESSOR.

            7.3. LESSEE shall obtain, at its sole cost and expense, all permits, licenses or authorizations of any nature required in connection with the operation of LESSEE'S business at the Demised Premises.

                                      ARTICLE 8

                                  LESSOR'S SERVICES

            8.1. LESSOR shall furnish to LESSEE only the services set forth in this Lease.

            8.2. Throughout the Term, LESSOR shall supply the following items, which shall be included in LESSOR'S Operating Expenses (a) janitorial services for the Demised Premises at times reasonably determined by LESSOR (other than during Building Holidays); and (b) snow and ice removal from the parking areas, driveways and sidewalks each day (other than Building Holidays) within a reasonable time after accumula tion thereof.

            8.3. (a) LESSOR shall provide to the Demised Premises HVAC, electricity, hot and cold water and sewer services. The Demised Premises are not metered separately from the rest of the Building, and LESSEE shall pay to LESSOR as Additional Rent, LESSEE'S Proportionate Share of the cost of such services, which payment shall be due within ten (10) days after receipt of a statement therefor from LESSOR. Notwithstanding anything to the contrary contained in this Lease, LESSEE hereby expressly agrees and acknowledges that (i) LESSOR shall not be liable in any way to LESSEE (A) for any loss, damage, failure, defect or change in the quantity or character of any utility furnished to the Demised Premises, (B) or if such quantity or character of any utility furnished to the Demised Premises is no longer available or suitable for LESSEE'S requirements, or (C) for any cessation, diminution or inter ruption of the supply thereof.

                     (b) LESSEE shall be responsible for replacing all light bulbs, fluorescent lamps, non-Building standard lamps and bulbs, and all ballasts used by LESSEE in the Demised Premises.

                     (c) LESSEE shall make no alteration to the existing electrical equipment or connect any fixtures, appliances or equipment thereto (other than electric typewriters, personal computers, calculators, desk lights, photocopy machines and other small, ordinary office equipment) without the prior written consent of LESSOR in each instance. Should LESSOR grant such consent, all additional risers or other equipment required therefor shall be provided by LESSOR and the cost thereof shall be paid by LESSEE as Additional Rent upon LESSOR'S demand.

            8.4. LESSOR shall not be liable to LESSEE for any costs, expenses or damages incurred by LESSEE as a result of any failure to furnish any service hereunder, or any interruption of any utility service to the Demised Premises, and such failure or interruption (i) shall not be construed as a constructive eviction or eviction of LESSEE, (ii) shall not excuse LESSEE from failing to perform any of its obligations hereunder and (iii) shall not entitle LESSEE to any abatement or offset against Basic Rent or Additional Rent. LESSEE agrees that any service to be provided by LESSOR may be stopped and/or interrupted in connection with any inspection, repair, replacement or emergency.

            8.5. The parties hereto shall comply with all mandatory and voluntary energy conservation controls and requirements imposed or instituted by the Federal, State or local governments and applicable to office and/or warehouse buildings, as applicable to the Demised Premises, including, without limitation, controls on the permitted range of temperature settings, and requirements necessitating curtailment of the volume of energy consumption or the hours of operation of the Building. Any terms or conditions of this Lease that conflict or interfere with such controls or requirements shall be suspended for the duration of such controls or requirements. Compliance with such controls or requirements shall not be considered an eviction, actual or constructive, of LESSEE from the Demised Premises and shall not entitle LESSEE to terminate this Lease or to an abatement of any Basic Rent or Additional Rent.

                                      ARTICLE 9

                        INDEMNIFICATION; LIABILITY OF LESSOR

            9.1. LESSEE hereby indemnifies, and shall pay, protect and hold LESSOR harmless from and against all liabilities, losses, claims, demands, costs, expenses (including attorneys' fees and expenses) and judgments of any nature, (except to the extent LESSOR is compensated by insurance maintained by LESSEE hereunder and except for such of the foregoing as arise from the recklessness or willful misconduct of LESSOR, its agents, servants or employees), arising, or alleged to arise, from or in connection with, (a) any injury to, or the death of, any person or loss or damage to property on or about the Demised Premises, (b) any violation of this Lease or of any Legal or Insurance Requirement, or (c) performance of any labor or services or the furnishing of any materials or other property in respect of the Demised Premises or any part thereof. LESSEE will resist and defend any action, suit or proceeding brought against LESSOR by reason of any such occur rence by independent counsel selected by LESSEE, which is reasonably acceptable to LESSOR. The obligations of LESSEE under this Section 9.1 shall survive any termination of this Lease.

            9.2. LESSEE agrees to make no claim against LESSOR for any injury or damage to LESSEE or to any other person or for any damage to, or loss (by theft or otherwise) of, or loss of use of, any property of LESSEE or of any other person, unless caused by the recklessness or willful misconduct of LESSOR, its agents, servants and employees, it being understood that LESSEE assumes all risk in connection therewith.

                                     ARTICLE 10

                            COMPLIANCE WITH REQUIREMENTS

            10.1. At its sole cost and expense, LESSEE will (a) comply with all Legal and Insurance Requirements applicable to the Demised Premises and the use thereof and (b) maintain and comply with all permits, licenses and other authorizations required by any governmental authority for its use of the Demised Premises and for the proper opera tion, maintenance and repair of the Demised Premises or any part thereof. LESSOR will join in the application for any permit or authorization with respect to Legal Requirements if such joinder is necessary.

            10.2. LESSEE shall not do, or permit to be done, anything in or to the Demised Premises, or bring or keep anything therein which will, in any way, increase the cost of fire or public liability insurance on the Property, or invalidate or conflict with the fire insurance or public liability insurance policies covering the Property or any personal property kept therein by LESSOR, or obstruct or interfere with the rights of LESSOR or of other tenants, or in any other way injure LESSOR or other tenants, or subject LESSOR to any liability for injury to persons or damage to property, or interfere with good order of the Building, or conflict with the Legal Requirements. Any in crease in fire insurance premiums on the Property or the contents within the Building, or any increase in the premiums of any other insurance carried by LESSOR in connection with the Building or the Demised Premises, caused by the use or occupancy of the Demised Premises by LESSEE and any expense or cost incurred in consequence of the negligence, carelessness or willful action of LESSEE, shall be Additional Rent and paid by LESSEE to LESSOR within ten (10) days of demand therefor made by LESSOR to LESSEE.

            10.3. LESSEE shall deliver promptly to LESSOR a true and complete photocopy of any correspondence, notice, report, sampling, test, finding, declaration, submission, order, complaint, citation or any other instrument, document, agreement and/or information submitted to, or received from, any governmental entity, department or agency in connection with any Environmental Law relating to or affecting LESSEE, LESSEE'S employees, LESSEE'S use and occupancy of the Demised Premises and/or the Demised Premises.

            10.4. LESSEE shall not cause or permit any "hazardous substance" or "hazardous waste" (as such terms are defined under ISRA or any other Environmental Law) to be brought, kept or stored on or about the Demised Premises, and LESSEE shall not engage in, or permit any other person or entity to engage in, any activity, operation or business on or about the Demised Premises which involves the generation, manufacture, refining, transportation, treatment, storage, handling or disposal of hazardous substances and/or hazardous wastes.

            10.5. (a) If a spill or discharge of a hazardous substance or a hazardous waste occurs on the Property, LESSEE shall give LESSOR immediate oral and written notice of such spill and/ or discharge, setting forth in reasonable detail all relevant facts. In the event such spill or discharge arose out of or in connection with LESSEE'S use and occupancy of the Demised Premises, or in the event such spill or discharge was caused by the act, negligence or omission of LESSEE or LESSEE'S Visitors, then LESSEE shall pay all costs and expenses relating to compliance with the applicable Environmental Law (including, without limitation, the costs and expenses of the site investigations and of the removal and remediation of such hazardous substance or hazardous waste).

                     (b) Without relieving LESSEE of its obligations under this Lease and without waiving any default by LESSEE under this Lease, LESSOR shall have the right, but not the obligation, to take such action as LESSOR deems necessary or advisable to cleanup, remove, resolve or minimize the impact of or otherwise deal with any spill or discharge of any hazardous substance or hazardous waste. In the event such spill or discharge arose out of or in connection with LESSEE'S use and occupancy of the Demised Premises, or in the event such spill or discharge was caused by the act, negligence or omission of LESSEE or LESSEE'S Visitors, then LESSEE shall pay to LESSOR on demand, as Additional Rent, all costs and expenses incurred by LESSOR in connection with any action taken by LESSOR.

            10.6. (a) If LESSEE'S operations at the Demised Premises now or hereafter constitute an "Industrial Establishment" (as defined under ISRA) or are subject to the provisions of any other Environmental Law, then LESSEE agrees to comply, at its sole cost and expense, with all requirements of ISRA or such other applicable Environmental Law to the satisfaction of LESSOR and the governmental entity, department or agency having jurisdiction over such matters (including, but not limited to, performing site investigations and performing any removal and reme diation required in connection therewith), in connection with (i) the occurrence of the Termination Date, (ii) any termination of this
Lease prior to the Termination Date, (iii) any closure, transfer or consolidation of LESSEE'S operations at the Demised Premises, (iv) any change in the ownership or control of LESSEE, (iv) any permitted assignment of this Lease or permitted sublease of all or part of the Demised Premises or (v) any other action by LESSEE which triggers ISRA or such other Environmental Law.

                     (b) In connection with subsection (a) above, if LESSEE has failed (i) with respect to ISRA, to obtain a no further action letter, complete an approved remediation agreement or otherwise comply with the requirements of ISRA, or (ii) with respect to any other applicable Environmental Law, to fully comply with the applicable provisions of such Environmental Law, prior to the Termination Date, LESSEE shall be deemed to be a holdover tenant, shall pay rent at the rate set forth in Section 23.3 and shall continue to diligently pursue compliance with ISRA and/or such Environmental Law. Upon LESSEE'S full compliance with the provisions of ISRA and/or such Environmental Law, LESSEE shall deliver possession of the Demised Premises to LESSOR in accordance with the provisions of this Lease and such holdover rent shall be adjusted as of said date.

            10.7.  (a) In connection  with (i) any sale or other  disposition of all or part of LESSOR'S interest in the Property, (ii) any change in the ownership or control of LESSOR, (iii) any condemnation, (iv) any foreclosure or
(v) any other action by LESSOR which triggers ISRA or any other applicable Environmental Law, LESSOR shall comply, at its sole cost and expense, with all requirements of ISRA or such applicable Environmental Law; provided, however, if any site investigation is required as a result of LESSEE'S use and occupancy of the Demised Premises or a spill or discharge of a hazardous substance or hazardous waste caused by the act, negligence or omission of LESSEE or LESSEE'S Visitors, then LESSEE shall pay all costs associated with said site investigation; in addition, if any removal and remediation is required as a result of a spill or discharge of a hazardous substance or hazardous waste caused by the act, negligence or omission of LESSEE or LESSEE'S Visitors, then LESSEE shall pay all costs associated with said removal and remediation.

                     (b) If, in connection with such compliance, LESSOR requires any affidavits, certifications or other information from LESSEE, LESSEE agrees to cooperate with LESSOR and to execute and deliver to LESSOR without charge all such documents within five (5) business days after LESSEE'S receipt of said request.

            10.8. (a) LESSOR shall have the right, but not the obligation, to enter onto the Demised Premises from time to time during the Term for the purpose of conducting such tests and investigations as LESSOR deems reasonably necessary to determine whether LESSEE is complying with the provisions of this
Article 10 and all applicable Environmental Laws. In the event LESSOR determines that LESSEE is not in compliance with this Article 10 or any Environmental Law, LESSOR shall notify LESSEE of such fact, setting forth in such notice the basis for LESSOR'S determination. Within ten (10) business days after receipt of LESSOR'S notice of noncompliance, LESSEE shall notify LESSOR whether it disputes LESSOR'S determination. If LESSEE so notifies LESSOR within said ten (10) business day period, then LESSOR and LESSEE, and their respective consultants, shall meet to resolve the dispute; if LESSEE fails to notify LESSOR of any objection within said ten (10) business day period, then LESSEE shall be deemed to have accepted LESSOR'S determination and LESSEE shall promptly remedy the noncompliance.

                     (b) In the event LESSEE is not in compliance with the provisions of this Article 10 or any applicable Environmental Law,

LESSEE shall pay to LESSOR, as Additional Rent, upon demand, an amount equal to all costs and expenses incurred by LESSOR in connection with the tests and investigations conducted by or on behalf of LESSOR.

                     (c)   LESSOR shall use reasonable efforts to minimize
any interference with or disruptions to LESSEE'S operations at the Demised Premises caused by such tests and investigations, to do all such tests and investigations in a good and workmanlike manner, to proceed with such tests and investigations with reasonable dispatch and to repair promptly all damage to the Demised Premises arising out of or in connection with such tests and investigations.

            10.9. LESSEE hereby agrees to defend, indemnify and hold LESSOR harmless from and against any and all claims, losses, liability, damages and expenses (including, without limitation, site investigation costs, removal and remediation costs and attorneys' fees and disbursements) arising out of or in connection with (i) LESSEE'S use and occupancy of the Demised Premises, (ii) any spill or discharge of a hazardous substance or hazardous waste by LESSEE or LESSEE'S Visitors and/or (iii) LESSEE'S failure to comply with the provisions of this Article 10.

            10.10. If LESSOR has given to LESSEE the name and address of any holder of an Underlying Encumbrance, LESSEE agrees to send to said holder a photocopy of those items given to LESSOR pursuant to the provisions of Section 10.3.

            10.11. LESSEE'S obligations under this Article 10 shall survive the expiration or earlier termination of this Lease.

            10.12 LESSEE hereby represents and warrants to LESSOR that LESSEE'S operations at the Demised Premises have the following Standard Industrial
Classification  numbers  as set  forth in the most  recent  Standard  Industrial
Classification published by the Federal Executive Office of the President, Office of Management and Budget: 5169.

                                     ARTICLE 11

                                 DISCHARGE OF LIENS

            LESSEE will discharge within fifteen (15) days after receipt of notice thereof any Lien on the Demised Premises or the Basic Rent, Additional Rent or any other sums payable under this Lease, caused by or arising out of LESSEE'S acts or LESSEE'S failure to perform any obliga tion hereunder.

                                     ARTICLE 12

                                 PERMITTED CONTESTS

            LESSEE may contest by appropriate proceedings, the amount, validity or application of any Legal Requirement which LESSEE is obligated to comply with or any Lien which LESSEE is obligated to discharge, provided that (a) such proceedings shall suspend the collection of any amount due as a result thereof,
(b) no part of the Demised Premises or of any Basic Rent or Additional Rent or other sum payable hereunder would be subject to loss, sale or forfeiture during such proceedings, (c) LESSOR would not be subject to any civil or criminal liability for failure to pay or perform, as the case may be, (d) LESSEE shall have furnished such security as may be required in the proceedings or reasonably requested by LESSOR, (e) such proceedings shall not affect the payment of Basic Rent, Additional Rent or any other sum payable to LESSOR hereunder or prevent LESSEE from using the Demised Premises for its permitted use hereunder, and (f) LESSEE shall notify LESSOR of any such proceedings not less than ten (10) days prior to the commencement thereof, and shall describe such proceedings in reasonable detail. LESSEE will conduct all such contests in good faith and with due diligence and will, promptly after the determination of such contest, pay and discharge all amounts which shall be determined to be payable therein.

                                     ARTICLE 13

                                      INSURANCE

            13.1. LESSEE will maintain with insurers authorized to do business in the State of New Jersey and which are rated A-Plus in Best's Key Rating
Guide:

            (a) comprehensive general liability insurance (including, during any period when LESSEE is making alterations or improvements to the Demised Premises, coverage for any construction on or about the Demised Premises), against claims for bodily injury, personal injury, death or property damage occurring on, in or about the Demised Premises in a combined single limit of not less than $3,000,000.00;

            (b) workers' compensation insurance coverage for the full statutory liability of LESSEE;

            (c) such other insurance with respect to the Demised Premises in such amounts and against such insurable exposures as may reasonably and customarily be required by any mortgagee holding a first lien upon the Building.

            13.2. The policies of insurance required to be maintained by LESSEE pursuant to Section 13.1 shall name as the insured parties (except for workers' compensation insurance) LESSOR and LESSEE, as their respective interests may appear, and shall be reasonably satisfactory to LESSOR. In addition, said policies of insurance (except for worker's compensation insurance) shall (i) provide that thirty (30) days' prior written notice of suspension, cancellation, termination, modification, non-renewal or lapse or material change of coverage shall be given and that such insurance shall not be invalidated by any act or neglect of LESSOR or LESSEE or any owner of the Demised Premises, nor by any change in the title or ownership of the Demised Premises, nor by occupation of the Demised Premises for purposes more hazardous than are permitted by such policy, and (ii) not contain a provision relieving the insurer thereunder of liability for any loss by reason of the existence of other policies of insurance covering the Demised Premises against the peril involved, whether collectible or not; and the policies of insurance required to be maintained by LESSEE pursuant to subsection 13.1(a) shall also include a contractual liability endorsement evidencing coverage of LESSEE'S obligation to indemnify LESSOR pursuant to Section 9.1 hereof.

            13.3. On the Commencement Date, LESSEE shall deliver to LESSOR original or duplicate policies or certificates of the insurers evidencing all the insurance which is required to be maintained hereunder by LESSEE, and, within ten (10) days prior to the expiration of any such insurance, other original or duplicate policies or certificates evidencing the renewal of such insurance.

            13.4. LESSEE shall not obtain or carry separate insurance concurrent in form or contributing in the event of loss with that required by Section 13.1 unless LESSOR and LESSEE are named as insureds therein.

            13.5. (a) LESSOR hereby waives and releases LESSEE, and LESSEE hereby waives and releases LESSOR, from any and all liabilities, claims and losses for which the released party is or may be held liable to the extent of any insurance proceeds received by said injured party.

                     (b) Each party hereto agrees to have included in each of its insurance policies (insuring the Building in the case of LESSOR, and insuring LESSEE'S personal property, trade fixtures, equipment and improvements in the case of LESSEE, against loss, damage or destruction by fire or other casualty) a waiver of the insurer's right of subrogation against the other party to this Lease. If there is any extra charge for such waiver, the party requesting the waiver shall pay the extra charge therefor. If such waiver is not enforceable or is unattainable, then such insurance policy shall contain either
(i) an express agreement that such policy shall not be invalidated if LESSOR or LESSEE, whichever the case may be, waives the right of recovery against the other party to this Lease or (ii) any other form for the release of LESSOR or LESSEE, whichever the case may be. If such waiver, agreement or release shall not be, or shall cease to be, obtainable from LESSOR'S insurance company or from LESSEE'S insurance company, whichever the case may be, then LESSOR or LESSEE shall notify the other party of such fact and shall use its best efforts to obtain such waiver, agreement or release from another insurance company satisfying the requirements of this Lease.

                                     ARTICLE 14

                                ESTOPPEL CERTIFICATES

            14.1. At any time and from time to time, upon not less than ten (10) days' prior notice by LESSOR, LESSEE shall execute, acknowledge and deliver to LESSOR a statement (or, if LESSEE is a corporation, an authorized officer of LESSEE shall execute, acknowledge and deliver to LESSOR a statement) certifying the following: (i) the Commencement Date, (ii) the Termination Date, (iii) the date(s) of any amendment(s) and/or modification(s) to this Lease, (iv) that this Lease was properly executed and is in full force and effect without amendment or modification, or, alternatively, that this Lease and all amendments and/or modifications thereto have been properly executed and are in full force and effect, (v) the current annual Basic Rent, the current monthly installments of Basic Rent and the date on which LESSEE'S obligation to pay Basic Rent commenced, (vi) the current monthly installment of Additional Rent for Taxes and LESSOR'S Operating Expenses, (vii) the date to which Basic Rent and Additional Rent have been paid, (viii) the amount of the security deposit, if any, (ix) that all work to be done to the Demised Premises by LESSOR has been completed in accordance with this Lease and have been accepted by LESSEE, except as specifically provided in the estoppel certificate, (x) that no installment of Basic Rent or Additional Rent has been paid more than thirty (30) days in ad vance, (xi) that LESSEE is not in arrears in the payment of any Basic Rent or Additional Rent, (xii) that, to the best of LESSEE'S knowledge, neither party to this Lease is in default in the keeping, observance or performance of any covenant, agreement, provision or condition contained in this Lease and no event has occurred which, with the giving of notice or the passage of time, or both, would result in a default by either party, except as specifically provided in the estoppel certificate, (xiii) that LESSEE has no existing defenses, offsets, liens, claims or credits against the Basic Rent or Additional Rent or against enforcement of this Lease by LESSOR, (xiv) that LESSEE has not been granted any options or rights of first refusal to extend the Term, to lease additional space, to terminate this Lease before the Termination Date or to purchase the Property, except as specifically provided in this Lease, (xv) that LESSEE has not received any notice of violation of Legal Requirements or Insurance Requirements relating to the Demised Premises or to the Property,
(xvi) that LESSEE has not assigned this Lease or sublet all or any portion of the Demised Premises, (xvii) that no "hazardous substances" or "hazardous wastes" have been generated, manu factured, refined, transported, treated, stored, handled, disposed or spilled on or about the Demised Premises and (xviii) such other reasonable matters as the person or entity requesting the Certificate may request. LESSEE hereby acknowledges and agrees that such statement may be relied upon by any mortgagee, or any prospective purchaser, lessee, sublessee, mortgagee or assignee of any mortgage, of the Demised Premises or any part thereof.

            14.2. If LESSEE shall fail or otherwise refuse to execute an estoppel certificate in accordance with Section 14.1, then and upon such event, LESSEE shall be deemed to have appointed LESSOR and LESSOR shall thereupon be regarded as the irrevocable attorney-in-fact of LESSEE duly authorized to execute and deliver the required certificate for and on behalf of LESSEE, but the exercise of such power shall not be deemed a waiver of LESSEE'S default.

                                     ARTICLE 15

                              ASSIGNMENT AND SUBLETTING

            15.1. Except as otherwise expressly provided in this Article 15, LESSEE shall not sell, assign, transfer, hypothecate, mortgage, encumber, grant concessions or licenses, sublet, or otherwise dispose of any interest in this Lease or the Demised Premises, by operation of law or otherwise, without the prior written consent of LESSOR. Any consent granted by LESSOR in any instance shall not be construed to constitute a consent with respect to any other instance or request. If the Demised Premises or any part thereof should be sublet, used, or occupied by anyone other than LESSEE, or if this Lease should be assigned by LESSEE, LESSOR shall have the right to collect rent from the assignee, subtenant, user or occupant, but no such assignment, subletting, use, occupancy or collection shall be deemed a waiver of any of LESSOR'S rights under the provisions of this Section 15.1, a waiver of any of LESSEE'S covenants contained in this Article 15, the acceptance of the assignee, subtenant, user or occupant as tenant, or a release of LESSEE from further performance by LESSEE of LESSEE'S obligations under the Lease.

            15.2. If LESSEE shall desire to sublet the Demised Premises or to assign this Lease, it shall first submit to LESSOR a written notice ("LESSEE'S Notice") setting forth in reasonable detail:

            (a) the name and address of the proposed sublessee or assignee;

            (b) the terms and conditions of the proposed subletting or assignment (including the proposed commencement date of the sublease or the effective date of the assignment, which shall be at least thirty (30) days after LESSEE'S Notice is given);

            (c) the nature and character of the business of the proposed sublessee or assignee;

            (d) banking, financial, and other credit information relating to the proposed sublessee or assignee, in reasonably sufficient detail, to enable LESSOR to determine the proposed sublessee's or assignee's financial responsibility; and

            (e) in the case of a subletting, complete plans and specifications for any and all work to be done in the Demised Premises to be sublet.

            15.3. Within thirty (30) days after LESSOR'S receipt of LESSEE'S Notice, LESSOR agrees that it shall notify LESSEE whether LESSOR (i) consents to the proposed sublet or assignment, (ii) does not consent to the proposed sublet or assignment, or (iii) elects to exercise its recapture right, as described in
Section 15.5. If LESSOR fails to so notify LESSEE within said thirty (30) day period, LESSOR shall be deemed to have not consented to the proposed sublet or assignment. Notwithstanding the submission of LESSEE'S Notice and the satisfaction of the requirements of Section 15.4, LESSOR, at its sole discretion, may withhold its consent to the proposed sublet or assignment.

            15.4.    In addition to the foregoing requirements,

            (a) no assignment or sublease shall be permitted if, at the effective date of such assignment or sublease, LESSEE is in default under this Lease; and

            (b) no assignment or sublease shall be permitted unless LESSEE agrees, at the time of the proposed assignment or sublease and in LESSEE'S Notice, to pay to LESSOR, immediately upon receipt thereof, 50% of all Net Rental Proceeds, of whatever nature, payable by the prospective assignee or sublessee to LESSEE pursuant to such assignment or sublease.

            15.5. (a) LESSOR shall have the right, to be exercised by giving written notice (the "Recapture Notice") to LESSEE within thirty (30) days after receipt of LESSEE'S Notice, to recapture the space described in LESSEE'S Notice (the "Recapture Space"). The Recapture Notice shall cancel and terminate this Lease with respect to the Recapture Space as of the date stated in LESSEE'S Notice for the commencement of the proposed assignment or sublease as fully and completely as if that date had been herein definitively fixed as the Termination Date, and LESSEE shall surrender possession of the Recapture Space as of such date. Thereafter, the Basic Rent and Additional Rent shall be equitably adjusted based upon the square footage of the Demised Premises then remaining, after deducting the square footage attributable to the Recapture Space.

                     (b) In the event LESSOR elects to exercise its recap ture right and the Recaptured Space is less than the entire Demised Premises, then LESSOR, at its sole expense, shall have the right to make any alterations to the Demised Premises required, in LESSOR'S reasonable judgment, to make such Recaptured Space a self-contained rental unit. LESSOR agrees to perform all such work, if any, with as little inconvenience to LESSEE'S business as is reasonably possible; provided, however, LESSOR shall not be required to perform such work after LESSEE'S business hours or on weekends; and provided further, LESSOR shall not be deemed guilty of an eviction, partial eviction, construc tive eviction or disturbance of LESSEE'S use or possession of the Demised Premises, and shall not be liable to LESSEE for same.

                     (c)   LESSOR's right of recapture set forth in this
Section 15.5 shall not be applicable to the portions of the Demised Premises located on the first floor of the Building.

            15.6. In addition to the foregoing requirements, any sublease must contain the following provisions:

            (a) the sublease shall be subject and subordinate to all of the terms and conditions of this Lease;

            (b) at LESSOR'S option, in the event of cancellation or termination of this Lease for any reason or the surrender of this Lease, whether voluntarily, involuntarily, or by operation of law, prior to the expiration of such sublease, including extensions and renewals of such sublease, the subtenant shall make full and complete attornment to LESSOR for the balance of the term of the sublease. The attornment shall be evidenced by an agreement in form and substance satisfactory to LESSOR which the subtenant shall execute and deliver at any time within five (5) days after request by LESSOR or its successors and assigns;

            (c) the term of the sublease shall not extend beyond a date which is one day prior to the Termination Date;

            (d) no subtenant shall be permitted to further sublet all or any portion of the subleased space or to assign its sublease without LESSOR'S prior written consent; and

            (e) the subtenant shall waive the provisions of any law now or subsequently in effect which may give the subtenant any right of election to terminate the sublease or to surrender possession of the space subleased in the event that any proceeding is brought by LESSOR to terminate this Lease.

            15.7. Each of the following events shall be deemed to constitute an assignment of this Lease and each shall require the prior written consent of
LESSOR:

            (a) any assignment or transfer of this Lease by operation of law; or

            (b) any hypothecation, pledge, or collateral assignment of this Lease; or

            (c) any involuntary assignment or transfer of this Lease in connection with bankruptcy, insolvency, receivership, or similar proceeding; or

            (d) any assignment, transfer, disposition, sale or acquisition of a controlling interest in LESSEE to or by any person, entity, or group of related persons or affiliated entities, whether in a single transaction or in a series of related or unrelated transactions; or

            (e) any issuance of an interest or interests in LESSEE (whether stock, partnership interests, or otherwise) to any person, entity, or group of related persons or affiliated entities, whether in a single transaction or in a series of related or unrelated transactions, which results in such person, entity, or group holding a controlling interest in LESSEE. For purposes of the immediately fore going, a "controlling interest" of LESSEE shall mean 50% or more of the aggregate issued and outstanding equitable interests (whether stock, partnership interests, or otherwise) of LESSEE.

            15.8. It is a further condition to the effectiveness of any assignment otherwise complying with this Article 15 that the assignee execute, acknowledge, and deliver to LESSOR an agreement in form and substance satisfactory to LESSOR whereby the assignee assumes all of the obligations of LESSEE under this Lease and agrees that the provisions of this Article 15 shall continue to be binding upon it with respect to all future assignments and deemed assignments of this Lease.

            15.9. No assignment of this Lease nor any sublease of all or any portion of the Demised Premises shall release or discharge LESSEE from any liability, whether past, present, or future, under this Lease and LESSEE shall continue to remain primarily liable under this Lease.

            15.10. LESSEE shall be responsible for obtaining all permits and approvals required by any governmental or quasi-governmental agency in connection with any assignment of this Lease or any subletting of the Demised Premises, and LESSEE shall deliver copies of these documents to LESSOR prior to the commencement of any work, if work is to be done. LESSEE is also responsible for and is required to reimburse LESSOR for all fees, costs and expenses, including, but not limited to, reasonable attorneys' fees and disbursements, which LESSOR incurs in reviewing any proposed assignment of this Lease, any proposed sublease of the Demised Premises, and any permits, approvals, and applications for construction within the Demised Premises.

            15.11. If LESSOR consents to any proposed assignment or sublease and LESSEE fails to consummate the assignment or sublease to which LESSOR consented within ninety (90) days after the giving of such consent, LESSEE shall be required again to comply with all of the provisions and conditions of this
Article 15 before assigning this Lease or subletting the Demised Premises. If LESSEE consummates the assignment or sublease to which LESSOR consented within said ninety (90) day period, LESSEE agrees that it shall deliver to LESSOR a fully executed, duplicate original counterpart of the assignment or sublease agreement within ten (10) days of the date of execution of such item.

            15.12. LESSEE agrees that under no circumstances shall LESSOR be liable in damages or subject to liability by reason of LESSOR'S failure or refusal to grant its consent to any proposed assignment of this Lease or subletting of the Demised Premises.

            15.13. If LESSOR withholds its consent of any proposed assignment or sublease, LESSEE shall defend, indemnify, and hold LESSOR harmless from and reimburse LESSOR for all liability, damages, costs, fees, expenses, penalties, and charges (including, but not limited to, reasonable attorneys' fees and disbursements) arising out of any claims that may be made against LESSOR by any brokers or other persons claiming a commission or similar compensation in connection with the proposed assignment or sublease.

            15.14. (a) Notwithstanding anything to the contrary contained in this Lease, in the event that this Lease is assigned to any person or entity pursuant to the provisions of the Bankruptcy Code, any and all monies or other consideration payable or otherwise to be delivered in connection with such assignment shall be paid or delivered to LESSOR, shall be and remain the exclusive property of LESSOR and shall not constitute property of LESSEE or of the estate of LESSEE within the meaning of the Bankruptcy Code. Any and all monies or other consideration constituting LESSOR'S property under the preceding sentence not paid or delivered to LESSOR shall be held in trust for the benefit of LESSOR and be promptly paid to or turned over to LESSOR.

                     (b) If LESSEE proposes to assign this Lease pursuant to the provisions of the Bankruptcy Code to any person or entity who shall have made a bona fide offer to accept an assignment of this Lease on terms acceptable to LESSEE, then notice of such proposed assignment setting forth (i) the name and address of such person or entity, (ii) all of the terms and conditions of such offer and (iii) the adequate assurance to be provided by LESSEE to assure such person's or entity's future performance under this Lease, including, without limitation, the assurance referred to in Section 365(b)(3) of the Bankruptcy Code, or any such successor or substitute legislation or rule thereto, shall be given to LESSOR by LESSEE no later than twenty (20) days after receipt by LESSEE, but in any event no later than ten (10) days prior to the date that LESSEE shall make application to a court of competent jurisdiction for authority and approval to enter into such assignment and assumption. LESSOR shall thereupon have the prior right and option, to be exercised by notice to LESSEE given at any time prior to the effective date of such proposed assignment, to accept an assignment of this Lease upon the same terms and conditions and for the same consideration, if any, as the bona fide offer made by such person for the assignment of this Lease. Any person or entity to which this Lease is assigned pursuant to the provisions of the Bankruptcy Code shall be deemed without further act or deed to have assumed all of the obliga tions arising under this Lease on or after the date of such assignment. Any such assignee shall, upon demand, execute and deliver to LESSOR an instrument confirming such assumption.

                                     ARTICLE 16

                                      CASUALTY

            16.1. If there is any damage to or destruction of the Demised Premises, LESSEE shall promptly give notice thereof to LESSOR, describing the nature and extent thereof.

            16.2. If the Demised Premises are damaged, but are not thereby rendered partially or wholly untenantable, and this Lease is not terminated pursuant to Section 16.4, 16.5 or 16.6 hereof, LESSOR shall, at its own expense, cause Restoration to be completed as soon as reason ably practicable but in no event later than ninety (90) days from the occurrence, subject to any Excusable Delays, and the Basic Rent and Additional Rent shall not abate.

            16.3. If the Demised Premises are damaged or destroyed and are rendered partially or wholly untenantable, and this Lease is not terminated pursuant to Section 16.4, 16.5 or 16.6 hereof, LESSOR shall, at its own expense, cause Restoration to be completed as soon as reasonably practicable but in no event later than one hundred eighty (180) days from the occurrence, subject to any Excusable Delays, and the Basic Rent and Additional Rent shall be equitably abated.

            16.4. If, in the sole opinion of LESSOR, the Building is damaged or destroyed and the total cost of Restoration shall amount to twenty percent (20%) or more of the full insurable value of the Building, LESSOR, in lieu of Restoration, may elect to terminate this Lease, provided that notice of such termination shall be sent to LESSEE within sixty (60) days after the occurrence of such casualty. If LESSOR exercises its right to terminate this Lease, this Lease shall cease, terminate and expire, and all Basic Rent and Additional Rent shall be prorated, as of the date of such damage or destruction.

            16.5. If the Building is damaged or destroyed and, in the sole opinion of LESSOR, more than one hundred eighty (180) days are necessary to complete Restoration, or if during the final year of the Term the Demised Premises are damaged or destroyed and rendered partially or wholly untenantable, then in either case LESSOR may elect to terminate this Lease provided notice of such termination shall be sent to LESSEE within sixty (60) days after the occurrence of such casualty. If LESSOR exercises its right to terminate this Lease, this Lease shall cease, terminate and expire, and all Basic Rent and Additional Rent shall be prorated, as of the date of such damage or destruction.

            16.6. LESSOR shall not be required to expend for Restoration an amount in excess of the Net Award received by it. In the event the Net Award is not adequate or the holder of an Underlying Encumbrance elects to retain the Net Award, LESSOR shall have the right to terminate this Lease provided notice of such termination shall be sent to LESSEE within sixty (60) days after the amount of such Net Award is ascertained, or after the date on which the holder of the Underlying Encumbrance notifies LESSOR that it has elected to retain the Net Award, whichever the case may be. If LESSOR exercises its right to terminate this Lease, this Lease shall cease, terminate and expire, and all Basic Rent and Additional Rent shall be prorated, as of the date of such damage or destruction.

                                     ARTICLE 17

                                    CONDEMNATION

            17.1. LESSEE hereby irrevocably assigns to LESSOR any award or payment to which LESSEE becomes entitled by reason of any Taking of all or any part of the Demised Premises, whether the same shall be paid or payable in respect of LESSEE'S leasehold interest hereunder or other wise, except that LESSEE shall be entitled to any award or payment for the Taking of LESSEE'S trade fixtures or personal property or for loss of business, relocation or moving expenses provided the amount of the Net Award payable to LESSOR with respect to the fee interest is not diminished. All amounts payable pursuant to any agreement with any con demning authority which have been made in settlement of or under threat of any condemnation or other eminent domain proceeding shall be deemed to be an award made in such proceeding. LESSEE agrees that this Lease shall control the rights of LESSOR and LESSEE in any Net Award and any contrary provision of any present or future law is hereby waived.

            17.2. In the event of a Taking of the whole of the Demised Premises, then the Term shall cease and terminate as of the date when possession is taken by the condemning authority and all Basic Rent and Additional Rent shall be paid up to that date.

            17.3. In the event of a Taking of thirty (30%) percent or more of the Demised Premises, then, if LESSEE shall determine in good faith and certify to LESSOR that because of such Taking, continuance of its business at the Demised Premises would be uneconomical, LESSEE may at any time either prior to or within a period of sixty (60) days after the date when possession of such premises shall be required by the condemning authority, elect to terminate this Lease. In the event that LESSEE shall fail to exercise any such option to terminate this Lease, or in the event of a Taking of the Demised Premises under circumstances under which LESSEE will have no such option, then, and in either of such events, LESSOR shall, subject to the provisions of Section
17.4. cause Restoration to be completed as soon as reasonably practicable, but in no case later than ninety (90) days after the date the condemning authority takes possession of such portion of the Demised Premises, subject to any Excusable Delays, and the Basic Rent and Additional Rent thereafter payable during the Term shall be equitably prorated based upon the square foot area of the Demised Premises and/or of the Building actually taken.

            17.4. If (a) the Net Award is inadequate to complete Restoration of the Demised Premises, or (b) in the case of a Taking of thirty (30%) percent or more of the Demised Premises, LESSEE has not elected to terminate this Lease pursuant to Section 17.3 hereof, then LESSOR may elect either to complete such Restoration or terminate this Lease by giving notice to LESSEE within sixty (60) days after (x) the amount of the Net Award is ascertained or (y) the expiration of the sixty (60) day period within which LESSEE may terminate this Lease (as described in Section 17.3 hereof), whichever the case may be. In such event, all Basic Rent and Additional Rent shall be apportioned as of the date the condemning authority actually takes possession of the Demised Premises.

                                     ARTICLE 18

                                  EVENTS OF DEFAULT

            18.1. Any of the following occurrences, conditions or acts shall constitute an "Event of Default" under this Lease:

            (a) If LESSEE shall default in making payment when due of any Basic Rent, Additional Rent or other amount payable by LESSEE hereunder, and such default shall continue for five (5) days; or

            (b) if LESSEE shall fail to take actual occupancy of the Demised Premises within thirty (30) days after the Commencement Date or shall thereafter vacate the Demised Premises for a period in excess of thirty (30) days; or

            (c) if the Demised Premises shall be abandoned by LESSEE for a period of thirty (30) consecutive days; or

            (d) if LESSEE shall file a petition in bankruptcy pursuant to the Bankruptcy Code or under any similar federal or state law, or shall be adjudicated a bankrupt or become insolvent, or shall commit any act of bankruptcy as defined in any such law, or shall take any action in furtherance of any of the foregoing; or

            (e) if a petition or answer shall be filed proposing the adjudication of LESSEE as a bankrupt pursuant to the Bankruptcy Code or any similar federal or state law, and (i) LESSEE shall consent to the filing thereof, or (ii) such petition or answer shall not be discharged or denied within sixty (60) days after the filing thereof; or

            (f) if a receiver, trustee or liquidator (or other similar official) of LESSEE or of all or substantially all of its business or assets or of the estate or interest of LESSEE in the Demised Premises shall be appointed and shall not be discharged within sixty (60) days thereafter or if LESSEE shall consent to or acquiesce in such appointment; or

            (g) if the estate or interest of LESSEE in the Demised Premises shall be levied upon or attached in any proceeding and such process shall not be vacated or discharged within sixty (60) days after such levy or attachment; or

            (h) if LESSEE shall use or suffer or permit the use of the Demised Premises or any part thereof for any purpose other than expressly specified in
Section 7.1; or

            (i) if LESSEE fails to discharge any Lien within the time period set forth in Article 11; or

            (j) if LESSEE fails to maintain the insurance  required  pursuant to
Article 13, or LESSEE fails to deliver to LESSOR the insurance certificates required by Article 13 within the time periods set forth in Section 13.3; or

            (k) if LESSEE fails to deliver to LESSOR the estoppel certificate required by Article 14 within the time period set forth therein; or

            (l) if LESSEE assigns this Lease or sublets all or any portion of the Demised Premises without complying with all the provisions of Article 15; or

            (m) if LESSEE fails to deliver to LESSOR the subordination agreement required by Section 22.1 within the time period set forth therein; or

            (n) if LESSEE fails to comply with any Legal or Insurance Requirement, and such failure continues for a period of ten (10) days after LESSOR shall have given notice to LESSEE specifying such default and demanding that the same be cured; or

            (o) if LESSEE shall default in the observance or per formance of any provision of this Lease other than those provisions contemplated by clause (i) through (n), inclusive, of this Section 18.1, and such default shall continue for thirty (30) days after LESSOR shall have given notice to LESSEE specifying such default and demanding that the same be cured (unless such default cannot be cured by the payment of money and cannot with due diligence be wholly cured within such period of thirty (30) days, in which case LESSEE shall have such longer period as shall be necessary to cure the default, so long as LESSEE proceeds promptly to cure the same within such thirty (30) day period, prosecutes the cure to completion with due diligence and advises LESSOR from time to time, upon LESSOR'S request, of the actions which LESSEE is taking and the progress being made).

                                     ARTICLE 19

                          CONDITIONAL LIMITATIONS; REMEDIES

            19.1. This Lease and the Term and estate hereby granted are subject to the limitation that whenever an Event of Default shall have happened and be continuing, LESSOR shall have the right, at its election, then or thereafter while any such Event of Default shall continue and notwithstanding the fact that LESSOR may have some other remedy hereunder or at law or in equity, to give
LESSEE written notice of LESSOR'S intention to terminate this Lease on a date specified in such notice, which date shall be not less than five (5) days after the giving of such notice, and upon the date so specified, this Lease and the estate hereby granted shall expire and terminate with the same force and effect as if the date specified in such notice were the date hereinbefore fixed for the expiration of this Lease, and all right of LESSEE hereunder shall expire and terminate, and LESSEE shall be liable as hereinafter in this Article 19 provided. If any such notice is given, LESSOR shall have, on such date so specified, the right of re-entry and possession of the Demised Premises and the right to remove all persons and property therefrom and to store such property in a warehouse or elsewhere at the risk and expense, and for the account, of LESSEE. Should LESSOR elect to re-enter as herein provided or should LESSOR take possession pursuant to legal proceedings or pursuant to any notice provided for by law, LESSOR may from time to time re-let the Demised Premises or any part thereof for such term or terms and at such rental or rentals and upon such terms and conditions as LESSOR may deem advisable, with the right to make alterations in and repairs to the Demised Premises.

            19.2.  In the  event  of any  termination  of this  Lease as in this
Article 19 provided or as required or permitted by law, LESSEE shall forthwith quit and surrender the Demised Premises to LESSOR, and LESSOR may, without further notice, enter upon, re-enter, possess and repossess the same by summary proceedings, ejectment or otherwise, and again have, repossess and enjoy the same as if this Lease had not been made, and in any such event LESSEE and no person claiming through or under LESSEE by virtue of any law or an order of any court shall be entitled to possession or to remain in possession of the Demised Premises but shall forthwith quit and surrender the Demised Premises, and LESSOR at its option shall forthwith, notwithstanding any other provision of this Lease, be entitled to recover from LESSEE, as and for liquidated damages, the sum of:

            (a) all Basic Rent, Additional Rent and other amounts payable by LESSEE hereunder then due or accrued and unpaid, and

            (b) for loss of the bargain, an amount equal to the aggregate of all unpaid Basic Rent and Additional Rent which would have been payable if this Lease had not been terminated prior to the end of the Term then in effect, discounted to its then present value in accordance with accepted financial practice using a rate equal to six percent (6%) per annum; and

            (c) all other damages and expenses (including attorneys' fees and expenses), which LESSOR shall have sustained by reason of the breach of any provision of this Lease.

            19.3. Nothing herein contained shall limit or prejudice the right of LESSOR, in any bankruptcy or insolvency proceeding, to prove for and obtain as liquidated damages by reason of such termination an amount equal to the maximum allowed by any bankruptcy or insolvency proceedings, or to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law whether such amount shall be greater or less than the excess referred to above.

            19.4. In the event that LESSEE should abandon the Demised Premises, LESSOR may, at its option and for so long as LESSOR does not terminate LESSEE'S right to possession of the Demised Premises, enforce all of its rights and remedies under this Lease, including the right to recover all Basic Rent, Additional Rent and other payments as they become due hereunder. Additionally, LESSOR shall be entitled to recover from LESSEE all costs of maintenance and preservation of the Demised Premises, and all costs, including attorneys' and receiver's fees, incurred in connection with the appointment of or performance by a re ceiver to protect the Demised Premises and LESSOR'S interest under this Lease.

            19.5. Nothing herein shall be deemed to affect the right of LESSOR to indemnification pursuant to Section 8.1 of this Lease.

            19.6. At the request of LESSOR upon the occurrence of an Event of Default, LESSEE will quit and surrender the Demised Premises to LESSOR or its agents, and LESSOR may without further notice enter upon, re-enter and repossess the Demised Premises by summary proceedings, ejectment or otherwise. The words "enter", "re-enter", and "re-entry" are not restricted to their technical legal meanings.

            19.7. If LESSEE shall be in default in the observance or performance of any provision of this Lease, and an action shall be brought for the enforcement thereof in which it shall be determined that LESSEE was in default, LESSEE shall pay to LESSOR all fees, costs and other expenses which may become payable as a result thereof or in connection therewith, including attorneys' fees and expenses.

            19.8. If LESSEE shall default in the keeping, observance or performance of any covenant, agreement, term, provision or condition herein contained, LESSOR, without thereby waiving such default, may perform the same for the account and at the expense of LESSEE (a) immediately or at any time thereafter and without notice in the case of emergency or in case such default will result in a violation of any Legal or Insurance Requirement, or in the imposition of any Lien against all or any portion of the Property and (b) in any other case if such default continues after thirty (30) days from the date of the giving by LESSOR to LESSEE of notice of LESSOR'S intention so to perform the same. All costs and expenses incurred by LESSOR in connection with any such performance by it for the account of LESSEE and also all costs and ex penses, including attorneys' fees and disbursements incurred by LESSOR in any action or proceeding (including any summary dispossess proceeding) brought by LESSOR to enforce any obligation of LESSEE under this Lease and/or right of LESSOR in or to the Demised Premises, shall be paid by LESSEE to LESSOR upon demand.

            19.9. Except as otherwise provided in this Article 19, no right or remedy herein conferred upon or reserved to LESSOR is intended to be exclusive of any other right or remedy, and every right and remedy shall be cumulative and in addition to any other legal or equitable right or remedy given hereunder, or now or hereafter existing. No waiver by LESSOR of any provision of this Lease shall be deemed to have been made unless expressly so made in writing. LESSOR shall be entitled, to the extent permitted by law, to injunctive relief in case of the violation, or attempted or threatened violation, of any provision of this Lease, or to a decree compelling observance or performance of any provision of this Lease, or to any other legal or equitable remedy.

                                     ARTICLE 20

                      RIGHT OF ENTRY; RESERVATION OF EASEMENTS

            20.1. LESSOR and LESSOR'S agents and representatives shall have the right to enter into or upon the Demised Premises, or any part thereof, at all reasonable hours for the following purposes: (1) examining the Demised Premises;
(2) making such repairs or alterations therein as may be necessary in LESSOR'S sole judgment for the safety and preservation of the Building or the Demised Premises; (3) erecting, maintaining, repairing or replacing wires, cables, ducts, pipes, conduits, vents or plumbing equipment running in, to or through the Demised Premises; (4) showing the Demised Premises to prospective new tenants during the last twelve (12) months of the Term; or (5) showing the Demised Premises during the Term to any mortgagees or prospective purchasers of the Property. LESSOR shall give LESSEE three (3) business days prior written notice before commencing any non-emergency repair or alteration.

            20.2. LESSOR may enter upon the Demised Premises at any time in case of emergency without prior notice to LESSEE.

            20.3. LESSOR, in exercising any of its rights under this Article 20, shall not be deemed guilty of an eviction, partial eviction, constructive eviction or disturbance of LESSEE'S use or possession of the Demised Premises and shall not be liable to LESSEE for same.

            20.4. All work performed by or on behalf of LESSOR in or on the Demised Premises pursuant to this Article 20 shall be performed with as little inconvenience to LESSEE'S business as is reasonably possible.

            20.5. LESSEE shall not change any locks or install any additional locks on doors entering into the Demised Premises without the consent of LESSOR and, if any change is made, a copy of any such lock key shall be given to LESSOR. If in an emergency LESSOR is unable to gain entry to the Demised Premises by unlocking entry doors thereto, LESSOR may force or otherwise enter the Demised Premises, without liability to LESSEE for any damage resulting directly or indirectly therefrom. LESSEE shall be responsible for all damages created or caused by its failure to give LESSOR a copy of any key to any lock installed by LESSEE controlling entry to the Demised Premises.

            20.6. LESSOR reserves the right to make changes, alterations, additions, improvements, repairs or replacements in or to the Property, the Building (including the Demised Premises) and the fixtures and equipment thereof from time to time as LESSOR may reasonably deem neces sary or desirable; provided, however, that there be no unreasonable obstruction of the means of access to the Demised Premises or unreasonable interference with LESSEE'S use of the Demised Premises and the usable square foot area of the Demised Premises is not unreasonably affected thereby. Nothing contained in this Article shall be deemed to relieve LESSEE of any duty, obligation or liability of LESSEE with respect to making any repair, replacement or improvement or complying with any law, order or requirement of any governmental authority.

                                     ARTICLE 21

                               ACCORD AND SATISFACTION

            The receipt by LESSOR of any installment of Basic Rent or of any Additional Rent with knowledge of a default by LESSEE under the terms and conditions of this Lease shall not be deemed a waiver of such default. No payment by LESSEE or receipt by LESSOR of a lesser amount than the rent herein stipulated shall be deemed to be other than on ac count of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and LESSOR may accept such check or payment without prejudice to LESSOR'S right to recover the balance of such rent or pursue any other remedy in this Lease provided.

                                     ARTICLE 22

                                    SUBORDINATION

            22.1. This Lease and the term and estate hereby granted are and shall be subject and subordinate to the lien of each mortgage which may now or at any time hereafter affect all or any portion of the Property or LESSOR'S interest therein and to all ground leases which may now or at any time hereafter affect all or any portion of the Property (any such mortgage or ground lease being herein called an "Underlying Encumbrance"). The foregoing provisions for the subordination of this Lease and the term and estate hereby granted to an Underlying Encumbrance shall be self-operative and no further instrument shall be required to effect any such subordination; provided, however, at any time and from time to time, upon not less than ten (10) days' prior notice by LESSOR, LESSEE shall execute, acknowledge and deliver to LESSOR any and all reasonable instruments that may be necessary or proper to effect such subordination or to confirm or evidence the same.

            22.2. If all or any portion of LESSOR'S estate in the Property shall be sold or conveyed to any person, firm or corporation upon the exercise of any remedy provided for in any mortgage or by law or equity, such person, firm or corporation and each person, firm or corporation thereafter succeeding to its interest in the Property (a) shall not be liable for any act or omission of LESSOR under this Lease occurring prior to such sale or conveyance, (b) shall not be subject to any offset, defense or counterclaim accruing prior to such sale or conveyance, (c) shall not be bound by any payment prior to such sale or conveyance of Basic Rent, Additional Rent or other payments for more than one month in advance (except prepayments in the nature of security for the performance by LESSEE of its obligations hereunder), and (d) shall be liable for the keeping, observance and performance of the other covenants, agreements, terms, provisions and conditions to be kept, ob served and performed by LESSOR under this Lease only during the period such person, firm or corporation shall hold such interest.

            22.3. In the event of an act or omission by LESSOR which would give LESSEE the right to terminate this Lease or to claim a partial or total eviction, LESSEE will not exercise any such right until it has given written notice of such act or omission, or, in the case of the Demised Premises or any part thereof becoming untenantable as the result of damage from fire or other casualty, written notice of the occurrence of such damage, to the holder of any Underlying Encumbrance whose name and address shall previously have been furnished to LESSEE in writing, by delivering such notice of such act, omission or damage ad dressed to such holder at said address or if such holder hereafter furnishes another address to LESSEE in writing at the last address of such holder so furnished to LESSEE, and, unless otherwise provided herein, until a reasonable period for remedying such act, omission or damage shall have elapsed following such giving of such notice, provided any such holder, with reasonable diligence, shall, following the giving of such notice, have commenced and continued to remedy such act, omission or damage or to cause the same to be remedied.

            22.4. If, in connection with obtaining financing for the Property or refinancing any mortgage encumbering the Property, the prospective lender requests reasonable modifications to this Lease as a condition precedent to such financing or refinancing, then LESSEE hereby covenants and agrees not to unreasonably withhold, delay or condition its consent to such modifications, provided such modifications do not increase the Basic Rent or Additional Rent, do not reduce the length of the Term, do not materially and adversely affect the leasehold interest created by this Lease and do not materially and adversely affect the manner in which LESSEE'S operations are conducted at the Demised Prem ises.

                                     ARTICLE 23

                                  LESSEE'S REMOVAL

            23.1. Upon the expiration or earlier termination of this Lease, LESSEE shall surrender the Demised Premises to LESSOR in the condition same is required to be maintained under Article 7 of this Lease and broom clean. Any personal property which shall remain in any part of the Demised Premises after the expiration or earlier termination of this Lease shall be deemed to have been abandoned, and either may be retained by LESSOR as its property or may be disposed of in such manner as LESSOR may see fit; provided, however, that, notwithstanding the foregoing, LESSEE will, upon request of LESSOR made not later than thirty (30) days after the expiration or earlier termination of this

Lease, promptly remove from the Demised Premises any such personal property.

            23.2. If, at any time during the last three (3) months of the Term, LESSEE shall not occupy any part of the Demised Premises in connection with the conduct of its business, LESSOR may elect, at its option, to enter such part of the Demised Premises to alter and/or redecorate such part of the Demised Premises, and LESSEE hereby irrevocably grants to LESSOR a license to enter such part of the Demised Premises in connection with such alterations and/or redecorations. LESSOR'S exercise of such right shall not relieve LESSEE from any of its obligation under this Lease.

            23.3. If LESSEE holds over possession of the Demised Premises beyond the Termination Date, such holding over shall not be deemed to extend the Term or renew this Lease but such holding over shall continue upon the terms, covenants and conditions of this Lease except that LESSEE agrees that the charge for use and occupancy of the Demised Premises for each calendar month or portion thereof that LESSEE holds over (even if such part shall be one day) shall be a liquidated sum equal to one-twelfth (1/12th) of two (2) times the Basic Rent and Additional Rent required to be paid by LESSEE during the calendar year preceding the Termination Date. The parties recognize and agree that the damage to LESSOR resulting from any failure by LESSEE to timely surrender possession of the Demised Premises will be extremely substantial, will exceed the amount of the monthly Basic Rent and Additional Rent payable hereunder and will be impossible to accurately measure. If the Demised Premises are not surrendered upon the expir ation of this Lease, LESSEE shall indemnify, defend and hold harmless LESSOR against any and all losses and liabilities resulting therefrom, including, without limitation, any claims made by any succeeding tenant founded upon such delay. Nothing contained in this Lease shall be construed as a consent by LESSOR to the occupancy or possession by LESSEE of the Demised Premises beyond the Termination Date, and LESSOR, upon said Termination Date, shall be entitled to the benefit of all legal remedies that now may be in force or may be hereafter enacted relating to the immediate repossession of the Demised Premises. The provisions of this Article shall survive the expiration or sooner termination of this Lease.

                                     ARTICLE 24

                                       BROKERS

            LESSEE represents to LESSOR that no real estate broker or sales representative participated in this transaction or has any interest herein. LESSEE agrees to indemnify and hold harmless LESSOR and its directors, officers, employees and partners, from and against any threatened or asserted claims, liabilities, losses or judgments (including reasonable attorneys' fees and disbursements) by any broker or sales representative arising out of or in connection with this Lease. The provisions of this Article shall survive the expiration or sooner termination of this Lease.

                                     ARTICLE 25

                                       NOTICES

            All notices, demands, requests, consents, approvals, offers, statements and other instruments or communications required or permitted to be given hereunder shall be in writing, shall be either hand delivered by respectable priority overnight delivery service, or mailed by first class registered or certified mail, postage prepaid, addressed to the address for such party set forth above, or to such other address as either party shall designate to the other in writing, and shall be deemed to have been given when delivered, or three (3) days after being mailed. Notwithstanding the foregoing, any notice changing the address of a party shall not be deemed given until received by the party to whom it was addressed.

                                     ARTICLE 26

                           NATURE OF LESSOR'S OBLIGATIONS

            Anything in the Lease to the contrary notwithstanding, no recourse or relief shall be had under any rule of law, statute or constitution or by any enforcement of any assessments or penalties, or otherwise or based on or in respect of this Lease (whether by breach of any obligation, monetary or non-monetary), against LESSOR, it being ex pressly understood that all obligations of LESSOR under or relating to this Lease are solely obligations payable out of the Property and are compensable solely therefrom. It is expressly understood that all such liability is and is being expressly waived and released as a condition of and as a condition for the execution of this Lease, and LESSEE ex pressly waives and releases all such liability as a condition of, and as a consideration for, the execution of this Lease by LESSOR.

                                     ARTICLE 27

                                  SECURITY DEPOSIT

            27.1. (a) Concurrently with the execution of this Lease, LESSEE shall deposit with LESSOR the sum of $28,833.33, the same to be held by LESSOR as security for the full and faithful performance by LESSEE of the terms and conditions by it to be observed and performed hereunder. If any Basic Rent, Additional Rent or other sum payable by LESSEE to LESSOR becomes overdue and remains unpaid, or should LESSOR make any payments on behalf of LESSEE, or should LESSEE fail to perform any of the terms and conditions of this Lease, then LESSOR, at its option, and without prejudice to any other remedy which LESSOR may have on account thereof, shall appropriate and apply said deposit, or so much thereof as may be required to compensate or reimburse LESSOR, as the case may be, toward the payment of Basic Rent, Additional Rent or other such sum payable hereunder, or loss or damage sustained by LESSOR due to the breach or failure to perform on the part of LESSEE, and upon demand, LESSEE shall restore such security to the original sum deposited.

                     (b) LESSEE hereby agrees that the security deposit shall equal one (1) month's Basic Rent at all times during the Term, and LESSEE agrees to deposit with LESSOR such additional sum as may be required to satisfy such requirement within thirty (30) days after any increase in the Basic Rent.

            27.2. Conditioned upon the full compliance by LESSEE of all of the terms of this Lease, and the prompt payment of all sums due hereunder, as and when they fall due, said deposit shall be returned in full to LESSEE within fifteen (15) days after the end of the Term.

            27.3. In the event of bankruptcy or other debtor-creditor proceeding against LESSEE, such security deposit shall be deemed to be applied first to the payment of rent and other charges due LESSOR for all periods prior to filing of such proceedings.

            27.4. In the event of any transfer of title to the Property, or any assignment of LESSOR'S interest under this Lease, LESSOR shall have the right to transfer the security deposit to said transferee or assignee, and LESSOR shall thereupon be released by LESSEE from all liability for the return of such security deposit. In such event, LESSEE agrees to look to the new lessor for the return of the security deposit. It is hereby agreed that the provisions of this Section shall apply to every transfer or assignment made of the security deposit to a new lessor.

                                     ARTICLE 28

                                RULES AND REGULATIONS

            LESSOR shall have the right to adopt at any time during the Term such rules and regulations with respect to the Property as it deems reasonably necessary for the safety, care and cleanliness of the Property, the preservation of good order therein and the general convenience of all the tenants, and LESSEE and LESSEE'S Visitors shall comply with such rules and regulations after twenty
(20) days' written notice thereof from LESSOR (such rules and regulations, as the same may be amended pursuant to this Section, are collectively referred to as the "Rules and Regulations"). LESSOR may make, at its sole discretion, reasonable amendments thereto from time to time, and LESSEE and LESSEE'S Visitors shall comply with such amended Rules and Regulations after twenty (20) days' written notice thereof from LESSOR. All Rules and Regulations shall apply to all tenants occupying space within the Building, and will not materially interfere with the use and enjoyment of the Demised Premises by LESSEE. In the event there is a conflict be tween the provisions of this Lease and the Rules and Regulations, the provisions of this Lease shall govern.

                                     ARTICLE 29

                                    MISCELLANEOUS

            29.1. This Lease may not be amended, modified or terminated, nor may any obligation hereunder be waived, orally, and no such amendment, modification, termination or waiver, shall be effective unless in writing and signed by the party against whom enforcement thereof is sought. No waiver by LESSOR of any obligation of LESSEE hereunder shall be deemed to constitute a waiver of the future performance of such obligation by LESSEE. If any provision of this

Lease or any application thereof shall be invalid or unenforceable, the remainder of this Lease and any other application of such provision shall not be affected thereby. This Lease shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, except as provided in Article 15. Upon due performance of the covenants and agreements to be performed by LESSEE under this Lease, LESSOR covenants that LESSEE shall and may at all times peaceably and quietly have, hold and enjoy the Demised Pre mises during the Term. The table of contents and the article headings are for convenience of reference only and shall not limit or otherwise affect the meaning hereof. Schedules A and B annexed hereto are incor porated into this Lease. This Lease will be simultaneously executed in several counterparts, each of which when so executed and delivered, shall constitute an original, fully enforceable counterpart for all pur poses. This Lease shall be governed by and construed in accordance with the laws of the State of New Jersey.

            29.2. No act or thing done by LESSOR or LESSOR'S agents during the Term shall be deemed an acceptance of a surrender of the Demised Premises, and no agreement to accept such surrender shall be valid unless in writing and signed by LESSOR. No employee of LESSOR or LESSOR'S agents shall have any authority to accept the keys to the Demised Premises prior to the Termination Date and the delivery of keys to any employee of LESSOR or LESSOR'S agents shall not operate as an acceptance of a termination of this Lease or an acceptance of a surrender of the Demised Premises.

            29.3. LESSOR'S failure during the Term to prepare and deliver any of the statements, notices or bills set forth in this Lease shall not in any way cause LESSOR to forfeit or surrender its rights to collect any amount that may have become due and owing to it during the Term.

            29.4. The submission of this Lease to LESSEE for examination does not constitute an offer to lease the Demised Premises on the terms set forth herein, and this Lease shall become effective as a lease agreement only upon the execution and delivery of this Lease by LESSOR and LESSEE.

            29.5. For the convenience of all tenants of the Building, LESSOR agrees to install and maintain a building directory in the entrance lobby of the Building. On or about the Commencement Date, LESSOR agrees to place the name of LESSEE on said directory; the size, color and type of letters used by LESSOR shall be consistent with the other letters of the building directory.

            IN WITNESS WHEREOF, the parties have executed this Lease as of the date first above written.


ATTEST:                                   LESSOR:
(SEAL)                                    VITAMIN REALTY ASSOCIATES,
                                          L.L.C.




________________________                  By:___________________________
                                             Name:
                                             Title:

ATTEST:                                   LESSEE:
(SEAL)                                    MANHATTAN DRUG COMPANY



________________________                  By:___________________________
               Secretary                     Name:
                                             Title:

                                   SCHEDULE B

                                   BASIC RENT

            The Basic Rent shall be payable in equal monthly installments, in advance, on the Basic Rent Payment Dates. The Basic Rent for the
Term shall be as follows:

            (a) for the period from the Commencement Date to, but not including, the fifth anniversary of the Commencement Date, the Basic Rent shall be $346,000.00 per annum, payable in equal monthly in stallments of $28,833.33; and

            (b) for the period from the fifth anniversary of the Commencement Date to and including the Termination Date, the Basic Rent shall adapted by multiplying the Basic Rent set forth in subsection (a) above by a fraction, the numerator of which is the CPI for all wage earners for the month immediately preceding the fifth anniversary of the Commencement Date, and the denominator of which is the CPI for all wage earners for the month immediately preceding the Commencement Date, provided that such fraction shall never be less than one.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES


Date: September 26, 1997           By:
                                      E. Gerald Kay,
                      President and Chief Executive Officer


Date: September 26, 1997           By:
                                      Eric Friedman,
                                       Chief Financial Officer