Form 10QSB
period 1997-09-30
CHEM INTERNATIONAL INC
filed 1997-11-14
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1997   Commission File Number  000-28876

                            CHEM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                           13-3035216
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

             201 Route 22
              Hillside, New Jersey                             07205
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:       (973) 926-0816
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

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                           Outstanding as of November 13, 1997
----------------------------------           -----------------------------------

Common Stock, Par Value                                  4,335,000

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I: Financial Information

Item 1: Consolidated Financial Statements

        Consolidated Balance Sheet as of September 30, 1997 [Unaudited] 1..2

        Consolidated Statements of Operations for the three months ended
        September 30, 1997 and 1996 [Unaudited]..................... 3.....

        Consolidated Statement of Stockholders' Equity for the three months ended September 30, 1997 [Unaudited]........................ 4.....

        Consolidated Statements of Cash Flows for three months ended
        September 30, 1997 and 1996 [Unaudited]..................... 5.....6

        Notes to Consolidated Financial Statements [Unaudited]...... 7.....12

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................13.....14

Part II: Other Information..........................................15

Signature...........................................................16





                          .   .   .   .   .   .   .   .



CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $   514,531
  Accounts Receivable - Net                                               1,340,689
  Note Receivable                                                           247,720
  Inventories                                                             2,879,249
  Prepaid Expenses and Other Current Assets                                 192,825
  Refundable Federal Income Taxes                                           320,000
                                                                        -----------

  Total Current Assets                                                    5,495,014

Property and Equipment - Net                                              1,021,332
                                                                        -----------

Other Assets:
  Goodwill                                                                  290,875
  Prepaid Pension Costs                                                     340,291
  Security Deposits and Other Assets                                        219,318
                                                                        -----------

  Total Other Assets                                                        850,484

  Total Assets                                                          $ 7,366,830
                                                                        ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial
 Statements.


CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $ 1,299,574
  Notes Payable                                                              49,814
  Accrued Expenses and Other Current Liabilities                             80,229
  Accrued Expenses - Related Party                                          287,000
  Federal and State Income Taxes Payable                                        886
                                                                        -----------

  Total Current Liabilities                                               1,717,503

Non-Current Liabilities:
  Notes Payable                                                             220,316
  Notes Payable - Related Party                                             276,444
                                                                        -----------

  Total Non-Current Liabilities                                             496,760

Commitments and Contingencies [10]                                               --

Stockholders' Equity:
  Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                             --

  Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 4,335,000 Shares Issued and Outstanding                   8,670

  Additional Paid-in Capital                                              4,199,598

  Retained Earnings                                                         944,299

  Total Stockholders' Equity                                              5,152,567

  Total Liabilities and Stockholders' Equity                            $ 7,366,830
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial

Statements.


CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                 September 30,

                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Sales                                                      $2,351,590   $ 2,108,454

Cost of Sales                                               2,022,752     1,590,259
                                                           ----------   -----------

  Gross Profit                                                328,838       518,195

Selling and Administrative Expenses                           595,756       578,549
                                                           ----------   -----------

  Operating [Loss]                                           (266,918)      (60,354)
                                                           ----------   -----------

Other Income [Expense]:
  Partnership Loss                                             (3,503)           --
  Interest Expense                                            (11,197)      (26,469)
  Interest and Income Investment Income                        16,616           782
                                                           ----------   -----------

  Other Income [Expense] - Net                                  1,916       (25,687)
                                                           ----------   -----------

  [Loss] Before Income Taxes                                 (265,002)      (86,041)

Federal and State Income Tax [Benefit]                        (82,700)      (22,155)
                                                           ----------   -----------

  Net [Loss]                                               $ (182,302)  $   (63,886)
                                                           ==========   ===========

  Net [Loss] Per Share                                     $     (.04)  $      (.02)
                                                           ==========   ===========

  Average Common Shares Outstanding                         4,335,000     3,021,000
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial
 Statements.

                                         3


CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1997.
[UNAUDITED]
------------------------------------------------------------------------------



                                                          Additional            Total
                                 Common Stock    Preferred  Paid-in  Retained Stockholders'
                               Shares  Par Value   Stock    Capital  Earnings  Equity

Balance - July 1, 1997       4,335,000  $  8,670  $     -- $4,196,072 $1,126,601      $5,331,343

  Imputed Interest on Note
   Payable - Related Party         --        --        --     3,526       --             3,526

  Net [Loss] for the three
months
   ended September 30, 1997         --        --        --        --    (182,302)       (182,302)
                           ------  --------  -------- --------- --------   -------      --------

Balance - September 30, 1997 4,335,000    8,670  $     --   $4,199,598    $944,299      $5,152,567
                            =========     ======  ========   ===========    =======      ==========




The Accompanying Notes are an Integral Part of These Consolidated Financial
 Statements.

                                         4


CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                 September 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------
Operating Activities:
  Net [Loss]                                               $ (182,302)  $   (63,886)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                               76,114        62,183
   Non-Current Rent Charge                                         --        (1,570)
   Deferred Income Taxes                                      (10,000)      (12,000)
   Imputed Interest on Note Payable - Related Party             3,526         3,524
   Loss on Investment in Partnership                            3,503            --
   Interest Income on Note Receivable                          (9,347)           --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                    1,124,019       753,322
     Inventories                                             (792,883)     (316,642)
     Refundable Federal Income Taxes                          (80,000)           --
     Prepaid Expenses and Other Current Assets                108,564        39,742
     Security Deposits and Other Assets                      (121,977)           --

   Increase [Decrease] in:
     Accounts Payable                                        (462,388)     (764,254)
     Federal and State Income Taxes Payable                   (40,530)        3,140
     Accrued Expenses and Other Liabilities                   (79,880)      159,591
                                                           ----------   -----------

   Total Adjustments                                         (281,279)      (72,964)
                                                           ----------   -----------

  Net Cash - Operating Activities                            (463,581)     (136,850)
                                                           ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                          (22,400)      (21,776)
  Loans to Stockholders'                                           --        (1,427)
  Repayment to Note Receivable                                     --         1,048
  Loan to Related Company                                       2,500          (722)
                                                           ----------   -----------

  Net Cash - Investing Activities                             (19,900)      (22,877)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Notes Payable                                      --       200,000
  Repayment of Notes Payable                                  (12,244)     (248,448)
  Deferred Offering Costs                                          --      (219,446)
                                                           ----------   -----------

  Net Cash - Financing Activities                             (12,244)     (267,894)
                                                           ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents                (495,725)     (427,621)

Cash and Cash Equivalents - Beginning of Periods            1,010,256       765,065
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  514,531   $   337,444
                                                           ==========   ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements.

                                         5


CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                 September 30,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $   11,604   $    14,586
   Income Taxes                                            $   62,411   $       457



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

[B] Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

[C] [Loss] Per Share - [Loss] per common share is computed based upon the weighted average number of common and "common share equivalent" shares outstanding during the periods presented after giving retroactive effect to the 1-for-4 reverse stock split in July 1996. Common stock equivalents are included when dilutive.

[3] Investment in and Advances to Partnership

The Company was a 50% general partner in Swedish Herbal Institute - Chem Associates [the "Partnership"]. In addition to its $1,000 capital investment, the Company had advanced approximately $70,000 in exchange for a series of promissory notes. As of June 30, 1996, the Partnership was insolvent and the Company recorded a loss on its investment and a charge for approximately 50% of its note receivable for the year ended June 30, 1997. At September 30, 1997, the balance of this note is $32,317.

[4] Investment in Manhattan Health Products, L.L.C.

The Company is a 50% partner in Manhattan Health Products, L.L.C. at September 30, 1997. The Company's capital investment was recorded at $1,497, which reflects a capital cost of $5,000 and a net loss of $3,503 at September 30, 1997. The investment is included in other assets.

[5] Inventories

Inventories consist of the following at September 30, 1997:

Raw Materials                 $ 1,586,883
Work-in-Process                   697,100
Finished Goods                    595,266
                              -----------

  Total                       $ 2,879,249
  -----                       ===========

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[6] Note Receivable

On February 3, 1997, the Company received a secured promissory note in the amount of $250,000 with interest at 14% per annum. The note was due and payable on November 3, 1997. Advance interest of $26,250 was payable out of the proceeds of the loan and is taken into income over the period of the loan [See Note 13].

[7] Notes Payable

Notes payable are summarized as follows at September 30, 1997:

                                                         Related Party
                                           Notes Payable Note Payable    Total
Notes Payable:
  Bio Merieux Vitek, Inc. (a)               $   72,495   $        --  $   72,495
  Gerob Realty Partnership (b)                      --       276,444     276,444
  Summit Bank:
   Revolving Line-of-Credit (c)                     --            --          --
   Equipment Term Loan (d)                     197,635            --     197,635
                                            ----------   -----------  ----------

  Totals                                       270,130       276,444     546,574
  Less:  Current Portion                        49,814            --      49,814
                                            ----------   -----------  ----------

   Noncurrent Portion                       $  220,316   $   276,444  $  596,388
   ------------------                       ==========   ===========  ==========

(a)Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b)Noninterest bearing note due September 10, 2002. For financial reporting purposes, interest has been imputed at 8.5% a year with the net of tax effect being credited to additional paid-in capital.

(c)Under the terms of a revolving line of credit which expires on November 30, 1997, the Company may borrow up to $500,000 at 3/4% above the bank's prime rate. The loan is collateralized by accounts receivable, inventory and machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder. At September 30, 1997, there were no borrowings under the line of credit.

(d)Under the terms of an equipment term loan, due November 30, 2001, the Company may borrow up to $350,000 at 1-1/2% above the bank's prime rate. The term loan provides for monthly payments of $4,698 for principal and interest. At September 30, 1997, the interest rate was 9.75%. The loan is collateralized by machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder.

The loan agreement with Summit Bank contains certain financial covenants relating to the maintenance of specified liquidity, debt to equity and debt coverage ratios and requires that the Company's president and principal stockholder maintain a minimum stock ownership percentage of the Company. At June 30, 1997, the Company was in compliance with all bank covenants.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[7] Notes Payable [Continued]

The following are maturities of long-term debt for each of the next five years:

                                                         Related Party
                                           Notes Payable Note Payable    Total
September 30,
  1998                                      $   49,814   $        --  $   49,814
  1999                                          50,501            --      50,501
  2000                                          52,028            --      52,028
  2001                                          53,710            --      53,710
  2002                                          52,166       276,444     328,610
  Thereafter                                    11,911            --      11,911
                                            ----------   -----------  ----------

  Totals                                    $  270,130   $   276,444  $  546,574
  ------                                    ==========   ===========  ==========

[8] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1997, the Company's uninsured cash balances totaled approximately $92,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at September 30, 1997 is $15,750.

[9] Major Customer

For the three months ended September 30, 1997 and 1996, approximately 39% and 48% of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the three months ended September 30, 1997 and 1996, an aggregate of approximately 23% and 32%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the three months ended September 30, 1997 and 1996. Accounts receivable from these customers comprised approximately 64% and 50% of total accounts receivable at September 30, 1997 and 1996, respectively.

[10] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31, 1997, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the three months ended September 30, 1997 and 1996 on this lease was approximately $29,000 and $43,000, respectively. Unpaid rent of $287,000 due to Gerob at September 30, 1997 has been separately disclosed as accrued expenses on the consolidated balance sheet.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[A] Leases [Continued

Related Party Leases [Continued] - Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the three months ended September 30, 1997 on this lease was approximately $102,000.

Other Lease Commitments - The Company leases warehouse equipment for a five year period providing for an annual rental of $15,847 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2001.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                              Related
Year Ending                      Lease      Party Lease
  June 30,                    Commitment    Commitment       Total

   1998                       $   29,159     $ 259,500    $  288,659
   1999                           38,449       346,000       384,449
   2000                           37,768       346,000       383,768
   2001                           24,717       346,000       370,717
   2002                           23,515       182,609       206,124
   Thereafter                         --            --            --
                              ----------     ---------    ----------

   Total                      $  153,608     $1,480,109   $1,633,717
   -----                      ==========     ==========   ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $122,000 and $137,000 for the three months ended September 30, 1997 and 1996, respectively. Rent expense is stated net of sublease income of approximately $8,000 and $62,000 for the three months ended September 30, 1997 and 1996, respectively.

[B] Employment Agreements - Effective July 1, 1996, the Company entered into three year employment agreements with its president and four other officers which provide for aggregate annual salaries of $580,000 for the year ending June 30, 1997 and $680,000 for the years ending June 30, 1998 and 1999. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[10] Commitments and Contingencies [Continued]

[C] Litigation [Continued] - On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $ 127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997, the Company instituted suit to recover all damages. No estimate can be made at this time as to the amount, if any, of ultimate recovery.

[11] New Authoritative Pronouncements

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[12] Equity Transactions

Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 1,000,000 shares of common stock, at the discretion of the Board of Directors. Stock options grants are limited to a total of 500,000 shares for "incentive stock options" and 500,000 shares for "non-statutory options" and, may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms. On October 16, 1996, options to purchase 573,597 shares at the offering price [$3.50] and 25,974 shares at 110% of the offering price were granted. Such options became exercisable on October 16, 1997.

[13] Subsequent Event

Note Receivable - The balance due on the secured promissory note receivable in the amount of $250,000 was in default at November 3, 1997. The Company is in the process of enforcing collection on this note.




                        . . . . . . . . . . . . . . . .

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto.

Three months ended September 30, 1997 Compared to September 30, 1996

Results of Operations

The Company's net losses for the three months ended September 30, 1997 and 1996 were $(182,302) and $(63,886), respectively. This increase in net loss of approximately $120,000 is primarily the result of a $200,000 increase in operating loss resulting from a correspondingly $200,000 decrease in gross profit. The decrease in gross profit is due to an increase in manufacturing expenses and an increase in raw material costs.

Sales for the three months ended September 30, 1997 and 1996 were $2,351,590 and $2,108,454, respectively, an increase of approximately $240,000 or 11.5 %. For the three months ended September 30, 1997, the Company had sales to one customer, who accounted for 39% of net sales in 1997 and 48% in 1996.

Retail and mail order sales for the first quarter of 1997 totaled $273,749 as compared to $183,404 for the first quarter of 1996, an increase of $90,345 or 49% due to increased volume in mail order sales and store sales.

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement has an initial term of two years and shall be renewable for an additional term of one year each. Sales for the quarter ended September 30, 1997 under the agreement totaled $275,132.

Cost of sales increased to $2,022,752 for the first quarter of 1997 as compared to $1,590,259 for the first quarter of 1996. Cost of sales increased as a percentage of sales to 86% for the first quarter of 1997 from 75% for the first quarter of 1996. The increase in cost of sales is due to an increase in material costs and an increase in manufacturing expenses.

The Company began in July of 1997 a renovation of its blending department. Management expects the renovation to be completed by the end of November 1997 at an approximate cost of $200,000. The Company expects to achieve greater manufacturing efficiencies as a result.

Selling and administrative expenses for the three months ended September 30, 1997 were $595,756 versus $578,549 for the same period a year ago. The increase of $17,207 was primarily attributable to an increase in office salaries of approximately $21,000, a decrease in professional fees of approximately $46,000, an increase in freight out of approximately $20,000, an increase in consulting fees of approximately $12,000, a decrease in advertising expense of approximately $16,000, an increase in office rent of approximately $10,000, and an increase in travel and entertainment expenses of approximately $15,000.

Other income (expense) was $1,916 for the first quarter of 1997 as compared to $(25,687) for the first quarter of 1996. This increase of $27,603 is attributable to a decrease in interest expense of $15,272, an increase in interest and investment income of $15,834 and a $3,503 loss from a 50% owned partnership.

CHEM INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three months ended September 30, 1997 Compared to September 30, 1996

Results of Operations [Continued]

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $ 127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997, the Company instituted suit to recover all damages. No estimate can be made at this time as to the amount, if any, of ultimate recovery.

Liquidity and Capital Resources

At September 30, 1997, the Company's working capital was $3,777,511 a decrease of $254,891 over working capital at June 30,1997. Cash and cash equivalents were $514,531 at September 30, 1997 a decrease of $495,725 from June 30, 1997. The Company utilized $463,581 and $136,850 for operations for the three months ended September 30, 1997 and 1996, respectively. The primary reasons for the increase in cash utilized for operations are (a) an increase in inventories of approximately $800,000, as more inventory is needed to cover more products being sold through retail and mail order sales, and an increase in raw material costs,
(b) a decrease in accounts receivable of approximately $1,000,000 resulting partially from a decrease in sales from a major customer, (c) a decrease in accounts payable of approximately $460,000 as more cash was used to pay accounts payable, and (d) an increase in security deposits and advances in relation to the renovation of the blending department. The Company utilized $19,900 and $22,877 in investing activities for the three months ended September 30, 1997 and 1996, respectively. The Company utilized $12,244 and $267,894 from financing activities for the three months ending September 30, 1997 and 1996, respectively.

The Company has a $500,000 revolving line of credit agreement with a bank which bears interest at .75% above the banks prime lending rate and expires on November 30, 1997. At September 30, 1997, there was no balance due under the line of credit agreement. The Company has additionally secured a five year equipment term loan with interest at 1.5% above the banks prime lending rate. At September 30, 1997, the balance due under the equipment loan was $197,635.

The Company's total annual principal commitments at June 30, 1997 for the next five years of $1,633,717 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Effective July 1, 1996, the Company entered into employment agreements with each of its five executive officers providing for aggregate compensation in the amount of $680,000 for the fiscal years ending June 30, 1998 and 1999.

Management expects to renew the $500,000 line of credit which expires on November 30, 1997. In the event that the Company requires additional working capital, the Company would have to either increase its line of credit or engage in sales of its equity securities. There can be no assurance that any line of credit increases or sales of equity securities can be accomplished on conditions favorable to the Company.

Part II: Other Information

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------



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

                                   CHEM INTERNATIONAL, INC.

Date: November 13, 1997            By:/s/ E. Gerald Kay
                                      E. Gerald Kay,
                      President and Chief Executive Officer

Date: November 13, 1997            By:/s/ Eric Friedman
                                      Eric Friedman,
                                       Chief Financial Officer