Form 10QSB
period 1997-12-31
CHEM INTERNATIONAL INC
filed 1998-02-09
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended   December 31, 1997    Commission File Number    000-28876

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

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                           Outstanding as of February 9, 1998
----------------------------------           ----------------------------------

Common Stock, Par Value                                  5,178,300

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I: Financial Information

Item 1: Consolidated Financial Statements

        Consolidated Balance Sheet as of December 31, 1997 [Unaudited] 1...2

        Consolidated Statements of Operations for the three and six months ended December 31, 1997 and 1996 [Unaudited]........... 3...

        Consolidated Statement of Stockholders' Equity for the six
        months ended December 31, 1997 [Unaudited].................... 4...

        Consolidated Statements of Cash Flows for six months ended
        December 31, 1997 and 1996 [Unaudited]........................ 5.....6

        Notes to Consolidated Financial Statements [Unaudited]........ 7.....12

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................... 13.....15

Part II: Other Information........................................... 16

Signature............................................................ 17




                          .   .   .   .   .   .   .   .

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                         $   381,840
  Accounts Receivable - Net                                           1,789,614
  Inventories                                                         3,295,266
  Prepaid Expenses and Other Current Assets                             296,193
  Refundable Federal Income Taxes                                       410,000
                                                                    -----------

  Total Current Assets                                                6,172,913
                                                                    -----------
Property and Equipment - Net                                          1,282,085
                                                                    -----------

Other Assets:
  Goodwill                                                              287,878
  Prepaid Pension Costs                                                 340,291
  Security Deposits and Other Assets                                     87,465
                                                                    -----------

  Total Other Assets                                                    715,634
                                                                    -----------
  Total Assets                                                      $ 8,170,632
                                                                    ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $ 2,241,735
  Notes Payable                                                          51,166
  Accrued Expenses and Other Current Liabilities                        147,871
  Accrued Expenses - Related Party                                      297,000
                                                                    -----------

  Total Current Liabilities                                           2,737,772
                                                                    -----------
Non-Current Liabilities:
  Notes Payable                                                         206,410
  Notes Payable - Related Party                                         276,444
                                                                    -----------

  Total Non-Current Liabilities                                         482,854
                                                                    -----------
Commitments and Contingencies [10]                                           --

Stockholders' Equity:
  Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                         --

  Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 4,335,000 Shares Issued and Outstanding               8,670

  Additional Paid-in Capital                                          4,203,123

  Retained Earnings                                                     738,213
                                                                    -----------
  Total Stockholders' Equity                                          4,950,006
                                                                    -----------
  Total Liabilities and Stockholders' Equity                        $ 8,170,632
                                                                    ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                           Three months ended            Six months ended
                                              December 31,                 December 31,
                                              ------------                 ------------
                                          1 9 9 7      1 9 9 6        1 9 9 7       1 9 9 6
                                          -------      -------        -------       -------

Sales                                  $ 2,618,510   $1,829,461     $4,970,100   $ 3,937,915

Cost of Sales                            2,192,211    1,718,000      4,214,963     3,308,259
                                       -----------   ----------     ----------   -----------

  Gross Profit                             426,299      111,461        755,137       629,656

Selling and Administrative
  Expenses                                 719,969      527,390      1,315,725     1,105,939
                                       -----------   ----------     ----------   -----------

  Operating [Loss]                        (293,670)    (415,929)      (560,588)     (476,283)
                                       -----------   ----------     ----------   -----------

Other Income [Expense]:
  Interest Expense                         (16,784)     (27,791)       (27,981)      (54,260)
  Interest and Investment Income             2,819       10,656         19,435        11,438
  Loss on Investment in Partnership         (1,497)          --         (5,000)           --
                                            ------   ----------     ----------   -----------

  Total Other [Expense]                    (15,462)     (17,135)       (13,546)      (42,822)
                                       -----------   ----------     ----------   -----------

  [Loss] Before Income Taxes              (309,132)    (433,064)      (574,134)     (519,105)

Federal and State Income
  Tax [Benefit]                           (103,046)    (138,760)      (185,746)     (160,915)
                                       -----------   ----------     ----------   -----------

  Net [Loss]                           $  (206,086)  $ (294,304)    $ (388,388)  $  (358,190)
                                       ===========   ==========     ==========   ===========

  Net [Loss] Per Common Share
   [Basic and Diluted]                 $      (.05)  $     (.08)    $     (.09)  $      (.10)
                                       ===========   ==========     ==========   ===========

  Average Common Shares
   Outstanding                           4,335,000    3,887,250      4,335,000     3,454,125
                                       ===========   ==========     ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
ENDED DECEMBER 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------



                                                                        Additional                      Total
                                        Common Stock         Preferred   Paid-in       Retained     Stockholders'
                                    Shares      Par Value       Stock    Capital       Earnings        Equity

Balance - July 1, 1997            4,335,000   $     8,670   $     --   $ 4,196,072   $ 1,126,601    $ 5,331,343

  Imputed Interest on Note
   Payable - Related Party               --            --         --         7,051            --          7,051

  Net [Loss] for the six months
   ended December 31, 1997               --            --         --            --      (388,388)      (388,388)
                                    -------      --------   --------     ---------      --------       --------

Balance - December 31, 1997       4,335,000    $    8,670   $     --   $ 4,203,123   $   738,213    $ 4,950,006
                                ===========    ==========   ========   ===========   ===========    ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Six months ended
                                                                 December 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------
Operating Activities:
  Net [Loss]                                               $ (388,388)  $  (358,190)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                              157,933       139,788
   Non-Current Rent Charge                                         --        (3,140)
   Deferred Income Taxes                                      (22,000)      (24,000)
   Imputed Interest on Note Payable - Related Party             7,051         7,049
   Loss on Investment in Partnership                            5,000            --
   Interest Income on Note Receivable                         (11,627)           --
   Write-off of Note Receivable                                33,058            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                      675,094       860,375
     Inventories                                           (1,208,900)     (872,960)
     Prepaid Expenses and Other Current Assets                 16,455      (201,843)
     Security Deposits and Other Assets                       (23,938)      (37,896)
     Refundable Federal Income Taxes                         (170,000)           --

   Increase [Decrease] in:
     Accounts Payable                                         479,773      (656,667)
     Federal and State Income Taxes Payable                   (41,416)      (48,398)
     Accrued Expenses and Other Liabilities                    (2,238)       80,978
                                                           ----------   -----------

   Total Adjustments                                         (105,755)     (756,714)
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                  (494,143)   (1,114,904)
                                                           ----------   -----------

Investing Activities:
  Payment for Property and Equipment                         (361,975)     (150,773)
  Loans to Stockholders'                                           --        (1,519)
  Repayment of Note Receivable                                250,000         2,109
  Loan to Related Company                                       2,500          (722)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                  (109,475)     (150,905)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Initial Public Offering                            --     3,645,790
  Proceeds from Notes Payable                                      --       332,844
  Repayment of Notes Payable                                  (24,798)   (1,134,117)
  Deferred Offering Costs                                          --      (219,446)
                                                           ----------   -----------

  Net Cash - Financing Activities - Forward                $  (24,798)  $ 2,625,071



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         5

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Six months ended
                                                                 December 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

  Net Cash - Operating Activities - Forwarded              $ (494,143)  $(1,114,904)

  Net Cash - Investing Activities - Forwarded                (109,475)     (150,905)

  Net Cash - Financing Activities - Forwarded                 (24,798)    2,625,071
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (628,416)    1,359,262

Cash and Cash Equivalents - Beginning of Periods            1,010,256       765,065
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  381,840   $ 2,124,327
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $   20,825   $    46,298
   Income Taxes                                            $   66,045   $    52,562

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

[B] Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

[C] [Loss] Per Share - [Loss] per common share is computed based upon the weighted average number of common shares outstanding during the periods presented after giving retroactive effect to the 1-for-4 reverse stock split in July 1996. Potential common shares are included when dilutive.

[3] Investment in and Advances to Partnership

The Company was a 50% general partner in Swedish Herbal Institute - Chem Associates [the "Partnership"]. In addition to its $1,000 capital investment, the Company had advanced approximately $70,000 in exchange for a series of promissory notes. As of June 30, 1996, the Partnership was insolvent and the Company recorded a loss on its investment and a charge for approximately 50% of its note receivable for the year ended June 30, 1997. At December 31, 1997, the balance of this note of $33,058 including accrued interest was written off as uncollectible.

[4] Investment in Manhattan Health Products, L.L.C.

The Company is a 50% partner in Manhattan Health Products, L.L.C. at December 31, 1997. The Company's capital investment was written down to $-0-, which reflects a capital cost of $5,000 and a net loss of $5,000 at December 31, 1997.

[5] Inventories

Inventories consist of the following at December 31, 1997:

Raw Materials                 $ 1,576,714
Work-in-Process                 1,018,715
Finished Goods                    699,837
                              -----------

  Total                       $ 3,295,266
  -----                       ===========

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[6] Note Receivable

On February 3, 1997, the Company received a secured promissory note in the amount of $250,000 with interest at 14% per annum. The note was due and payable on November 3, 1997 and was repaid on November 19, 1997. Advance interest of $26,250 was payable out of the proceeds of the loan and is taken into income over the period of the loan.

[7] Notes Payable

Notes payable are summarized as follows at December 31, 1997:

                                                         Related Party
                                           Notes Payable Note Payable     Total
Notes Payable:
  Bio Merieux Vitek, Inc. (a)               $   69,186   $        --  $   69,186
  Gerob Realty Partnership (b)                      --       276,444     276,444
  Summit Bank:
   Revolving Line-of-Credit (c)                     --            --          --
   Equipment Term Loan (d)                     188,390            --     188,390
                                            ----------   -----------  ----------

  Totals                                       257,576       276,444     534,020
  Less:  Current Portion                        51,166            --      51,166
                                            ----------   -----------  ----------

   Noncurrent Portion                       $  206,410   $   276,444  $  482,854
   ------------------                       ==========   ===========  ==========

(a)Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b)Noninterest bearing note due September 10, 2002. For financial reporting purposes, interest has been imputed at 8.5% a year with the net of tax effect being credited to additional paid-in capital [See Note 13].

(c)Under the terms of a revolving line of credit which expired on November 30, 1997, the Company may borrow up to $500,000 at 3/4% above the bank's prime rate. The loan is collateralized by accounts receivable, inventory and machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder. At December 31, 1997, there were no borrowings under the line of credit [See Note 13].

(d)Under the terms of an equipment term loan, due November 30, 2001, the Company may borrow up to $350,000 at 1-1/2% above the bank's prime rate. The term loan provides for monthly payments of $4,698 for principal and interest. At December 31, 1997, the interest rate was 9.75%. The loan is collateralized by machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[7] Notes Payable [Continued]

The following are maturities of long-term debt for each of the next five years:

                                                         Related Party
                                           Notes Payable Note Payable     Total
December 31,
  1998                                      $   51,166   $        --  $   51,166
  1999                                          50,501            --      50,501
  2000                                          52,028            --      52,028
  2001                                          53,710            --      53,710
  2002                                          50,171       276,444     326,615
                                            ----------   -----------  ----------

  Totals                                    $  257,576   $   276,444  $  534,020
  ------                                    ==========   ===========  ==========

[8] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, the Company's uninsured cash balances totaled approximately $55,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at December 31, 1997 is $15,750.

[9] Major Customer

For the six months ended December 31, 1997 and 1996, approximately 45% and 37% of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the six months ended December 31, 1997 and 1996, an aggregate of approximately 15% and 42%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the six months ended December 31, 1997 and 1996. Accounts receivable from these customers comprised approximately 57% and 62% of total accounts receivable at December 31, 1997 and 1996, respectively.

[10] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31, 1998, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the six months ended December 31, 1997 and 1996 on this lease was approximately $58,000 and $87,000, respectively. Unpaid rent of $297,000 due to Gerob at December 31, 1997 has been separately disclosed as accrued expenses on the consolidated balance sheet [See Note 13].

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[A] Leases [Continued

Related Party Leases [Continued] - Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the six months ended December 31, 1997 on this lease was approximately $202,000.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                              Related
Year Ending                      Lease      Party Lease
  June 30,                    Commitment    Commitment       Total

   1998                       $   28,398     $ 173,000    $  201,398
   1999                           53,646       346,000       399,646
   2000                           43,568       346,000       389,568
   2001                           28,070       346,000       374,070
   2002                           23,515       182,609       206,124
   Thereafter                         --            --            --
                              ----------     ---------    ----------

   Total                      $  177,197     $1,393,609   $1,570,806
   -----                      ==========     ==========   ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $260,000 and $255,000 for the six months ended December 31, 1997 and 1996, respectively. Rent expense is stated net of sublease income of approximately $11,000 and $125,000 for the six months ended December 31, 1997 and 1996, respectively.

[B] Employment Agreements - Effective July 1, 1996, the Company entered into three year employment agreements with its president and four other officers which provide for aggregate annual salaries of $580,000 for the year ending June 30, 1997, $630,000 for the year ending June 30, 1998, and $680,000 for the year ending June 30, 1999. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[10] Commitments and Contingencies [Continued]

[C] Litigation [Continued] - On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $ 127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997, the Company instituted suit to recover all damages. No estimate can be made at December 31, 1997 as to the amount, if any, of ultimate recovery.

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

The FASB issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. Adoption of SFAS No. 128 is not material to the Company.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Management is in the process of evaluating the disclosure requirements. SFAS No. 131 is not expected to have a material impact on the Company.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[12] Equity Transactions

Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 1,000,000 shares of common stock, at the discretion of the Board of Directors. Stock options grants are limited to a total of 500,000 shares for "incentive stock options" and 500,000 shares for "non-statutory options" and, may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms. On October 16, 1996, options to purchase 573,597 shares at the offering price [$3.50] and 25,974 shares at 110% of the offering price were granted. Such options became exercisable on October 16, 1997. At December 31, 1997, none have been exercised.

[13] Subsequent Events

[A] Related Party Notes Payable - On January 12, 1998, the Company signed a Stock Sale Agreement with Gerob Realty Partnership ["Gerob"]. Under the terms of the agreement, the Company sold from its authorized but unissued common stock a total of 843,300 shares to Gerob. The issuance of the stock was in consideration of $297,000 of past due rent separately disclosed as accrued expenses on the consolidated balance sheet and the satisfaction of a promissory note of $276,444 separately disclosed as a non-current note payable on the consolidated balance sheet of December 31, 1997.

[B] Line of Credit - On January 26, 1998, the Company signed a Loan Modification Agreement with its bank, extending the term of the $500,000 revolving line of credit to April 30, 1998.






                 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



The following discussion should be read in conjunction with historical financial statements of the Company and notes thereto.

Six months ended December 31, 1997 Compared to the Six Months ended December 31, 1996

Results of Operations

The Company's net losses for the six months ended December 31, 1997 and 1996 were $(388,388) and $(358,190), respectively. This increase in net loss of approximately $30,000 is primarily the result of an $84,000 increase in operating loss, a decrease of interest expense of approximately $26,000 and an increase in the federal tax benefit of approximately $25,000. The $84,000 increase in operating loss is due to an increase in selling and administrative expenses of approximately $210,000, and a gross profit increase of approximately $126,000.

Sales for the six months ended December 31, 1997 and 1996 were $4,970,100 and $3,937,915, respectively, an increase of approximately $1,032,000 or 26%. For the six months ended December 31, 1997, the Company had sales to one customer, who accounted for 45% of net sales in 1997 and 37% in 1996.

Retail and mail order sales for the six months ended December 31, 1997 totaled $549,679 as compared to $416,604 for the six months ended December 31, 1996, an increase of $133,075 or 32% due to increased volume in mail order sales and store sales.

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement has an initial term of two years and shall be renewable for an additional term of one year each. Sales for the six months ended under the agreement totaled $537,272.

Cost of sales increased to $4,214,963 for the six months ended December 31, 1997 as compared to $3,308,259 for the six months ended December 31, 1996. Cost of sales increased as a percentage of sales to 85% for the six months ended December 31, 1997 from 84% for the six months ended December 31, 1996.

Selling and administrative expenses for the six months ended December 31, 1997 were $1,315,725 as compared to $1,105,939 for the six months ended December 31, 1996. The increase of approximately $210,000 was primarily attributable to an increase in bad debt expense of approximately $33,000, an increase in advertising of approximately $63,000, an increase in consulting fees of approximately $34,000, an increase in office salaries of approximately $35,000, a decrease in professional fees of approximately $35,000, an increase in freight out of approximately $42,000 and an increase in entertainment expenses of approximately $41,000.

Other income [expense] was $(13,546) for the six months ended December 31, 1997 as compared to $(42,822) for the six months ended December 31, 1996. This decrease in net expense of $29,276 is attributable to a decrease in interest expense of $ 26,279, an increase in interest and investment income of $7,997 and a $5,000 loss from a 50% owned partnership.

CHEM INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Six months ended December 31, 1997 Compared to the Six months ended December 31, 1996

Results of Operations [Continued]

On July 7, 1997 the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and accordingly, reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997 the Company instituted suit to recover all damages. No estimate can be made at December 31, 1997 as to the amount, if any, of ultimate recovery.

Three months ended December 31, 1997 Compared to the Three months ended December 31, 1996

The Company's net losses for the three months ended December 31, 1997 and 1996 were $(309,132) and $(433,064) respectively. This decrease in net loss of approximately $122,000 is primarily the result of an increase in gross profit of approximately $314,000 and an increase in selling and administrative expenses of approximately $192,000.

Sales for the three months ended December 31, 1997 and 1996 were $2,618,510 and $1,829,461, respectively, an increase of $789,049 or 43%. For the three months ended December 31, 1997, the Company had sales to one customer, who accounted for 50% of net sales in 1997 and 44% in 1996.

Retail and mail order sales for the three months ended December 31, 1997 totaled $275,930 as compared to $233,200 for the three months ended December 31, 1996 an increase of $42,730 or 18%.

Sales under the Roche Vitamins, Inc. distribution agreement totaled $262,140 for the three months ended December 31, 1997.

Cost of sales increased to $2,192,211 for the three months ended December 31, 1997 as compared to $1,718,000 for the three months ended December 31, 1997. Cost of sales decreased as a percentage of sales to 84% for the three months ended December 31, 1997 as compared to 94% for the three months ended December 31, 1996. The decrease in cost of sales is due to a decrease in manufacturing expenses.

The Company  completed  the  renovation  of its blending  department in December
1997.

Selling and administrative expenses for the three months ended December 31, 1997 were $719,969 as compared to $527,390 for the three months ended December 31, 1996. The increase of $192,579 is primarily due to an increase in bad debt expense of approximately $33,000, an increase in advertising of approximately $63,000, an increase in freight out of approximately $23,000, an increase in entertainment of approximately $24,000, an increase in consulting fees of approximately $41,000 and an increase in professional fees of approximately $11,000.

Other income [expense] was $15,462 for the three months ended December 31, 1997 as compared to $(17,135) for the three months ended December 31, 1996. This increase of $1,673 is attributable to a decrease in interest expense of $11,007 a decrease of interest and investment income of $7,837 and a loss of $1,497 from a 50% owned partnership.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

At December 31, 1997, the Company's working capital was $3,435,141 a decrease of $597,261 over working capital at June 30, 1997. Cash and cash equivalents were $381,840 at December 31, 1997 a decrease of $628,416 from June 30, 1997. The Company utilized $494,143 and $1,114,904 for operations for the six months ended December 31, 1997 and 1996, respectively. The primary reasons for the decrease in cash utilized for operations are (a) an increase in inventories of approximately $1,200,000 as more inventory is needed as more products are sold through retail and mail order sales, increasing work-in-process inventory, (b) a decrease in accounts receivable of approximately $675,000, (c) an increase in accounts payable of approximately $480,000, and (d) an increase in refundable federal income taxes due to the potential carryback of net operating losses. The Company utilized $109,475 and $150,905 in investing activities for the six months ended December 31, 1997 and 1996 respectively. The Company utilized $24,798 from financing activates for the six months ended December 31, 1997 and generated $2,625,071 from financing activities for the six months ended December 31, 1996.

The Company had a $500,000 revolving line of credit with a bank which bore interest at .75% above the bank's prime lending rate and expired on November 30, 1997. On January 26, 1998, the Company renewed the revolving line of credit until April 30, 1998. The Company has additionally secured a five year equipment term loan with interest at 1.5% above the banks prime lending rate. At December 31, 1997, the balance due under the equipment loan was $188,390.

The Company's total annual principal commitments at June 30, 1997 for the next five years of $1,633,717 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Effective July 1, 1996, the Company entered into employment agreements with each of its five executive officers providing for aggregate compensation in the amount of $ 630,000 for the fiscal year ending June 30, 1998 and $680,000 for 1999.

In December 1997, the Underwriter of the public offering ceased operations and market making activities. As part of the December 1996 underwriting arrangement, the Company had entered into an agreement retaining the Underwriter as a financial consultant to the Company for a two-year period commencing on the date of the completion of the offering at a fee of $88,550. Accordingly at December 31, 1997, the balance of prepaid consulting fees of $36,896 was written off as consulting expense for the six months ending December 31, 1997.

Based on a preliminary study, the Company expects to spend approximately $10,000 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount expensed in the six months ended December 31, 1997 was immaterial.

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

                                   CHEM INTERNATIONAL, INC.

Date: February 9, 1998               By:  /s/ E. Gerald Kay
                                          -------------------------------------
                                          E. Gerald Kay,
                                          President and Chief Executive Officer

Date: February 9, 1998               By:  /s/ Eric Friedman
                                          -------------------------------------
                                          Eric Friedman,
                                          Chief Financial Officer