Form 10QSB
period 1998-03-31
CHEM INTERNATIONAL INC
filed 1998-05-12
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     March 31, 1998   Commission File Number      000-28876

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

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                             Outstanding as of May 11, 1998
----------------------------------             ------------------------------

Common Stock, Par Value                                  5,178,300

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I: Financial Information

Item 1: Consolidated Financial Statements

        Consolidated Balance Sheet as of March 31, 1998 [Unaudited]        1...2

        Consolidated Statements of Operations for the three and nine months
        ended March 31, 1998 and 1997 [Unaudited]..................        3...

        Consolidated Statement of Stockholders' Equity for the nine months
        ended March 31, 1998 [Unaudited]............................       4...

        Consolidated Statements of Cash Flows for nine months ended
        March 31, 1998 and 1997 [Unaudited].........................       5...6

        Notes to Consolidated Financial Statements [Unaudited]......       7..12

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................       13..16

Part II: Other Information..........................................      17

Signature...........................................................      18




                          .   .   .   .   .   .   .   .

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                         $   660,482
  Accounts Receivable - Net                                           3,077,200
  Inventories                                                         4,127,564
  Prepaid Expenses and Other Current Assets                             194,271
  Refundable Federal Income Taxes                                       195,000
                                                                    -----------

  Total Current Assets                                                8,254,517
                                                                    -----------
Property and Equipment - Net                                          1,517,498
                                                                    -----------

Other Assets:
  Goodwill                                                              284,881
  Prepaid Pension Costs                                                 340,291
  Security Deposits and Other Assets                                     94,967
                                                                    -----------

  Total Other Assets                                                    720,139
                                                                    -----------
  Total Assets                                                      $10,492,154
                                                                    ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                  $ 3,237,556
  Notes Payable                                                         385,682
  Accrued Expenses and Other Current Liabilities                        111,110
  Accrued Expenses - Related Party                                       15,000
                                                                    -----------

  Total Current Liabilities                                           3,749,348
                                                                    -----------
Non-Current Liabilities:
  Deferred Income Taxes                                                  73,000
  Notes Payable                                                         268,468
  Notes Payable - Related Party                                         682,765
                                                                    -----------

  Total Non-Current Liabilities                                       1,024,233
                                                                    -----------
Commitments and Contingencies [10]                                           --
                                                                    -----------
Stockholders' Equity:
  Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                         --

  Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 5,178,300 Shares Issued and Outstanding              10,357

  Additional Paid-in Capital                                          4,843,062

  Retained Earnings                                                     865,154
                                                                    -----------
  Total Stockholders' Equity                                          5,718,573
                                                                    -----------
  Total Liabilities and Stockholders' Equity                        $10,492,154
                                                                    ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                       Three months ended            Nine months ended
                                             March31,                     March 31,
                                            --------                      ---------
                                      1 9 9 8      1 9 9 7        1 9 9 8       1 9 9 7
                                      -------      -------        -------       -------

Sales                              $ 4,978,839   $3,123,960     $9,948,939   $ 7,061,875

Cost of Sales                        4,010,136    2,447,173      8,225,099     5,755,432
                                   -----------   ----------     ----------   -----------

  Gross Profit                         968,703      676,787      1,723,840     1,306,443

Selling and Administrative
  Expenses                             732,255      644,629      2,047,980     1,750,568
                                   -----------   ----------     ----------   -----------

  Operating Income [Loss]              236,448       32,158       (324,140)     (444,125)
                                   -----------   ----------     ----------   -----------

Other Income [Expense]:
  Interest Expense                     (15,028)      (9,683)       (43,009)      (63,943)
  Interest and Investment Income           267       25,238         19,702        36,676
  Income [Loss] on Investment in
   Partnership                              --        1,780         (5,000)        1,780
                                   -----------   ----------     ----------   -----------

  Other [Expense] Income - Net         (14,761)      17,335        (28,307)      (25,487)
                                   -----------   ----------     ----------   -----------

  Income [Loss] Before Income
   Taxes                               221,687       49,493       (352,447)     (469,612)

Federal and State Income
  Tax Expense [Benefit]                 94,746      (19,817)       (91,000)     (180,732)
                                   -----------   ----------     ----------   -----------

  Net Income [Loss]                $   126,941   $   69,310     $ (261,447)  $  (288,880)
                                   ===========   ==========     ==========   ===========

Net Income [Loss] Per
  Common Share:
  Basic                            $       .03   $      .02     $     (.06)  $      (.08)
                                   ===========   ==========     ==========   ===========

  Diluted                          $       .02   $      .02     $     (.06)  $      (.08)
                                   ===========   ==========     ==========   ===========

Weighted Average Common
  Shares Outstanding                 5,065,685    4,286,000      4,575,068     3,727,369

Dilutive Potential Common Shares:
  Warrants and Options               1,925,247       70,000             --            --
                                   -----------   ----------     ----------   -----------

  Adjusted Weighted Average
   Common Shares                     6,990,932    4,356,000             --            --
                                   ===========   ==========     ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         3

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
ENDED MARCH 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------



                                                                    Additional                  Total
                                        Common Stock    Preferred    Paid-in     Retained    Stockholders'
                                     Shares  Par Value   Stock       Capital     Earnings       Equity
                                   --------- --------- ----------  -----------  ----------   ------------
Balance - July 1, 1997             4,335,000 $  8,670  $     --    $4,196,072   $1,126,601    $5,331,343

  Imputed Interest on Note
   Payable - Related Party                --        --        --        7,051           --         7,051

  Common Stock Issued in Payment
   of Debt                           843,300     1,687        --      571,757           --       573,444

  Fair Value of Stock Purchase
   Warrant [7][12A]                       --        --        --       68,182           --        68,182

  Net [Loss] for the nine months
   ended March 31, 1998                   --        --        --           --     (261,447)     (261,447)
                                    --------  --------  --------    ---------   ----------    ----------

Balance - March 31, 1998           5,178,300 $ 10,357  $      --   $4,843,062     $865,154    $5,718,573
                                   ========= ========  =========   ==========   ==========    ==========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         4

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                   March 31,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------
Operating Activities:
  Net [Loss]                                               $ (261,447)  $  (288,880)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                              274,111       228,398
   Lease Termination Items                                         --      (108,753)
   Deferred Income Taxes                                       90,000         8,000
   Imputed Interest on Note Payable - Related Party             7,051        10,574
   [Gain] Loss on Investment in Partnership                     5,000        (1,780)
   Interest Income on Note Receivable                         (11,627)       (5,150)
   Write-off of Note Receivable                                33,058            --
   Bad Debt Expense                                             5,000            --
   Amortization of Discount on Note Payable                       947            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                     (639,492)      157,254
     Inventories                                           (2,041,198)   (1,333,054)
     Prepaid Expenses and Other Current Assets                 79,377      (143,106)
     Security Deposits and Other Assets                        (4,767)      (23,410)
     Refundable Federal Income Taxes                           45,000            --

   Increase [Decrease] in:
     Accounts Payable                                       1,475,594       203,917
     Federal and State Income Taxes Payable                   (41,416)     (110,309)
     Accrued Expenses and Other Liabilities                   (23,999)      (97,546)
                                                           ----------   -----------

   Total Adjustments                                         (747,361)   (1,214,965)
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                (1,008,808)   (1,503,845)
                                                           ----------   -----------

Investing Activities:
  Issuance of Note Receivable                                      --      (223,750)
  Repayment of Loan to Related Company                             --        16,849
  Repayment of Note Payable - Stock Retirement                     --      (156,473)
  Purchase of Property and Equipment                         (601,024)     (236,935)
  Loans to Stockholders'                                       (4,673)       (1,519)
  Repayment of Note Receivable                                250,000         3,183
  Loan to Related Company                                       2,500          (722)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                  (353,197)     (599,367)
                                                           ----------   -----------

Financing Activities:
  Net Proceeds from Initial Public Offering                        --     3,426,344
  Proceeds from Notes Payable                               1,050,000       332,844
  Repayment of Notes Payable                                  (37,769)   (1,142,756)
                                                           ----------   -----------

  Net Cash - Financing Activities - Forward                $1,012,231   $ 2,616,432


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         5

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Nine months ended
                                                                   March 31,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

  Net Cash - Operating Activities - Forwarded              $(1,008,808) $(1,503,845)

  Net Cash - Investing Activities - Forwarded                (353,197)     (599,367)

  Net Cash - Financing Activities - Forwarded               1,012,231     2,616,432
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (349,774)      513,220

Cash and Cash Equivalents - Beginning of Periods            1,010,256       765,065
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  660,482   $ 1,278,285
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $   37,125   $    54,198
   Income Taxes                                            $   70,863   $    80,688

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  The Company incurred offering costs of $69,174 as of June 30, 1996. These costs were offset against the net proceeds of the initial public offering as reflected in the stockholders' equity for the nine months ended March 31, 1997.

  The Company sold 843,300 shares of its common stock to Gerob, a related party.
The issuance of the stock was in consideration of $297,000 of past due rent and the satisfaction of a promissory note of $276,444.




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

[B] Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1998.

[C] Income [Loss] Per Share - Income [Loss] per common share is computed based upon the weighted average number of common shares outstanding during the periods presented after giving retroactive effect to the 1-for-4 reverse stock split in July 1996. Potential common shares are included when dilutive. Potential common shares of 150,000 are not currently dilutive, but may be in the future.

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

[4] Investment in Manhattan Health Products, L.L.C.

The Company is a 50% partner in Manhattan Health Products, L.L.C. at December 31, 1997. The Company's capital investment was written down to $-0-, which reflects a capital cost of $5,000 and a net loss of $5,000 at March 31, 1998.

[5] Inventories

Inventories consist of the following at March 31, 1998:

Raw Materials                 $ 2,217,189
Work-in-Process                 1,253,669
Finished Goods                    656,706
                              -----------

  Total                       $ 4,127,564
  -----                       ===========

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------


[6] Note Receivable

On February 3, 1997, the Company received a secured promissory note in the amount of $250,000 with interest at 14% per annum. The note was due and payable on November 3, 1997 and was repaid on November 19, 1997. Advance interest of $26,250 was payable out of the proceeds of the loan and was taken into income over the period of the loan.

[7] Notes Payable

Notes payable are summarized as follows at March 31, 1998:

                                                          Related Party
                                            Notes Payable Note Payable    Total
Notes Payable:
  Siemens Credit Corp. (a)                  $  109,545   $        --  $  109,545
  Bio Merieux Vitek, Inc. (b)                   65,795            --      65,795
  President and Chief Executive Officer (c)         --       682,765     682,765
  Summit Bank:
   Revolving Line-of-Credit (d)                300,000            --     300,000
   Equipment Term Loan (e)                     178,810            --     178,810
                                            ----------   -----------  ----------

  Totals                                       654,150       682,765   1,336,915
  Less:  Current Portion                       385,682            --     385,682
                                            ----------   -----------  ----------

   Noncurrent Portion                       $  268,468   $   682,765  $  951,233
   ------------------                       ==========   ===========  ==========

(a)Three year 9.66% equipment note dated March 17, 1998 providing for monthly payments of $3,497 for principal and interest. The note is collateralized by machinery and equipment.

(b)Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(c)Three year non-collaterized 7% promissory note for $750,000 with related party providing for quarterly payments of $4,725 representing interest only. The note matures on March 12, 2001. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C warrant. The amortization at March 31, 1998 was $947 and is classified as interest expense in the Company's financial statements. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003 [See Note 12D].

(d)Under the terms of a revolving line of credit which expired on April 30, 1998, the Company may borrow up to $500,000 at 3/4% above the bank's prime rate. The loan is collateralized by accounts receivable, inventory and machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder. At March 31, 1998, the interest rate was 9.25% [See Note 13].

(e)Under the terms of an equipment term loan, due November 30, 2001, the Company may borrow up to $350,000 at 1-1/2% above the bank's prime rate. The term loan provides for monthly payments of $4,698 for principal and interest. At March 31, 1998, the interest rate was 9.75%. The loan is collateralized by machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder.

The non-interest bearing note due to Gerob Realty Partnership ["Gerob"] on September 10, 2002 was exchanged in consideration of shares of authorized but unissued common stock [See Note 12B].

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

The following are maturities of long-term debt for each of the next five years:

                                                         Related Party
                                           Notes Payable Note Payable    Total
March 31,
  1999                                      $  385,682   $        --  $  385,682
  2000                                          96,084            --      96,084
  2001                                         106,616       682,765     789,381
  2002                                          65,768            --      65,768
  2003                                              --            --          --
                                            ----------   -----------  ----------

  Totals                                    $  654,150   $   682,765  $1,336,915
  ------                                    ==========   ===========  ==========

[8] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1998, the Company's uninsured cash balances totaled approximately $980,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at March 31, 1998 is $20,750.

[9] Major Customer

For the nine months ended March 31, 1998 and 1997, approximately 55% and 45% of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the nine months ended March 31, 1998 and 1997, an aggregate of approximately 12% and 25%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the nine months ended March 31, 1998 and 1997. Accounts receivable from these customers comprised approximately 73% and 68% of total accounts receivable at March 31, 1998 and 1997, respectively.

[10] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31, 1998, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the nine months ended March 31, 1998 and 1997 on this lease was approximately $87,000 and $115,000, respectively. Unpaid rent of $15,000 due to Gerob at March 31, 1998 has been separately disclosed as accrued expenses on the consolidated balance sheet. Past due rent at December 31, 1997 of $297,000 was forgiven in consideration of issuance of shares of common stock [See Note 12C].

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[A] Leases [Continued

Related Party Leases [Continued] - Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the nine months ended March 31, 1998 on this lease was approximately $338,000.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                              Related
Year Ending                      Lease      Party Lease
  June 30,                    Commitment    Commitment       Total

   1998                       $   13,411     $  86,500    $   99,911
   1999                           53,646       346,000       399,646
   2000                           43,568       346,000       389,568
   2001                           28,070       346,000       374,070
   2002                           23,515       182,606       206,121
   Thereafter                         --            --            --
                              ----------     ---------    ----------

   Total                      $  162,210     $1,307,106   $1,469,316
   -----                      ==========     ==========   ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $411,000 and $313,000 for the nine months ended March 31, 1998 and 1997, respectively. Rent expense is stated net of sublease income of approximately $16,000 and $166,000 for the nine months ended March 31, 1998 and 1997, respectively.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------


[10] Commitments and Contingencies [Continued]

[C] Litigation [Continued] - On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $ 127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997, the Company instituted suit to recover all damages. No estimate can be made at March 31, 1998 as to the amount, if any, of ultimate recovery.

[D] Consulting Agreement - The Company entered into a consulting agreement with a financial advisory group ["Consultants"] commencing on March 20, 1998 until February 28, 1999. The Company is obligated to pay $2,500 for services rendered at the end of each month that services are provided during the terms of this agreement. In addition, the Company has issued to the Consultants options for 45,000 shares of common stock [See Note 12B].

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[12] Equity Transactions

[A] Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 1,000,000 shares of common stock, at the discretion of the Board of Directors. Stock options grants are limited to a total of 500,000 shares for "incentive stock options" and 500,000 shares for "non-statutory options" and, may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms. On October 16, 1996, options to purchase 573,597 shares at the offering price [$3.50] and 25,974 shares at 110% of the offering price were granted. Such options became exercisable on October 16, 1997. At March 31, 1998, none have been exercised.

[B] Consultant Agreement/Stock Options - In connection with a consulting agreement dated March 20, 1998, the Company has issued three options for 45,000 shares of common stock [See Note 10C]. Each option is exercisable for 15,000 shares at exercise prices of $1.125, $2.50 and $4.00, respectively. These options are exercisable until five years following the date of this agreement.

[C] Related Party Notes Payable - On January 12, 1998, the Company signed a Stock Sale Agreement with Gerob. Under the terms of the agreement, the Company sold 843,300 shares of common stock to Gerob. The issuance of the stock was in consideration of $297,000 of past due rent and the satisfaction of a promissory note of $276,444 [See Note 7 and 10A].

[D] Related Party Promissory Note - On March 12, 1998, the Company negotiated a three year promissory note for $750,000 with its Chairman and President. The note bears interest at 7% and is due on March 12, 2001. The note provides for interest only to be paid quarterly. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C Warrants. Amortization of $947 was recorded for the warrants at March 31, 1998. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003 [See Note 7].

[13] Subsequent Events

Development and Supply Agreement - On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

Line of Credit - On April 30, 1998, the Company signed a Loan Modification Agreement with its bank, extending the term of the $500,000 revolving line of credit to July 31, 1998 [See Note 7].






                 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



The following discussion should be read in conjunction with historical financial statements of the Company and notes thereto.

Nine months  ended March 31,  1998  Compared to the Nine Months  ended March 31,
1997

Results of Operations

The Company's net losses for the nine months ended March 31, 1998 and 1997 were $(261,447) and $(288,880), respectively. This decrease in net loss of approximately $27,000 is primarily the result of a $117,000 decrease in operating loss and a decrease in the federal tax benefit of approximately $90,000 due to forgiveness of accrued rent which gave rise to deferred taxes. The $117,000 decrease in operating loss is due to a gross profit increase of approximately $417,000 and an increase in selling and administrative expenses of approximately $300,000.

Sales for the nine months ended March 31, 1998 and 1997 were $9,948,939 and $7,061,875, respectively, an increase of $2,887,064 or 41%. For the nine months ended March 31, 1998, the Company had sales to one customer, who accounted for 55% of net sales in 1998 and 45% in 1997.

Retail and mail order sales for the nine months ended March 31, 1998 totaled $846,216 as compared to $682,109 for the nine months ended March 31, 1997, an increase of $164,107 or 24% due to increased volume in mail order sales and store sales.

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement has an initial term of two years and shall be renewable for an additional term of one year each. Sales for the nine months ended March 31, 1998 under the agreement totaled $912,214.

On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. Under the agreement, the Company's subsidiary Manhattan Drug Company, Inc. will develop, manufacture and supply nutritional products to Herbalife through December 31, 2000.

Cost of sales increased to $8,225,099 for the nine months ended March 31, 1998 as compared to $5,775,432 for the nine months ended March 31, 1997. Cost of sales increased as a percentage of sales to 83% for the nine months ended March 31, 1998 from 82% for the nine months ended March 31, 1997.

Selling and administrative expenses for the nine months ended March 31, 1998 were $2,047,980 as compared to $1,750,568 for the nine months ended March 31, 1997. The increase of approximately $297,000 was primarily attributable to an increase in bad debt expense of approximately $38,000, an increase in advertising of approximately $151,000, an increase in consulting fees of approximately $36,000, an increase in office salaries of approximately $40,000, a decrease in professional fees of approximately $67,000, an increase in freight out of approximately $52,000 and an increase in entertainment expenses of approximately $59,000.

Other income [expense] was $(28,307) for the nine months ended March 31, 1998 as compared to $(25,487) for the nine months ended March 31, 1997. This increase in net expense of $2,820 is attributable to a decrease in interest expense of $20,934, a decrease in interest and investment income of $16,974 and an increase in partnership losses of $6,780.

CHEM INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Nine months  ended March 31,  1998  Compared to the Nine months  ended March 31,
1997

Results of Operations [Continued]

On July 7, 1997 the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997 the Company instituted suit to recover all damages. No estimate can be made at March 31, 1998 as to the amount, if any, of ultimate recovery.

Three months ended March 31, 1998 Compared to the Three months ended March 31, 1997

Results of Operations

The Company's net income for the three months ended March 31, 1998 and 1997 were $126,941 and $69,310, respectively. This increase in net income of approximately $58,000 is primarily the result of an increase in gross profit of approximately $292,000, an increase in selling and administrative expenses of approximately $88,000 and an increase in federal and state income taxes of approximately $115,000 due to forgiveness of accrued rent which gave rise to deferred taxes.

Sales for the three months ended March 31, 1998 and 1997 were $4,978,839 and $3,123,960, respectively, an increase of $1,854,879 or 59%. For the three months ended March 31, 1998, the Company had sales to one customer, who accounted for 65% of net sales in 1998 and 45% in 1997.

Retail and mail order sales for the three months ended March 31, 1998 totaled $296,537 as compared to $265,505 for the three months ended March 31, 1997 an increase of $31,032 or 12%.

Sales under the Roche Vitamins, Inc. distribution agreement totaled $374,942 for the three months ended March 31, 1998.

Because of the increase of sales to one customer, whose cost of sales are higher, the cost of sales increased to $4,010,136 for the three months ended March 31, 1998 as compared to $2,447,173 for the three months ended March 31, 1997. Cost of sales increased as a percentage of sales to 81% for the three months ended March 31, 1998 as compared to 78% for the three months ended March 31, 1997.

Selling and administrative expenses for the three months ended March 31, 1998 were $732,255 as compared to $644,629 for the three months ended March 31, 1997. The increase of $87,626 is primarily due to an increase in bad debt expense of approximately $5,000, an increase in advertising of approximately $96,000, an increase in entertainment of approximately $20,000, a decrease in professional fees of approximately $30,000, and a decrease in consulting fees of approximately $18,000.

Other income [expense] was $(14,761) for the three months ended March 31, 1998 as compared to $17,335 for the three months ended March 31, 1997. This decrease of $32,096 is attributable to an increase in interest expense of $5,345, a decrease of interest and investment income of $24,971 due to a decrease in cash available for investing and a decrease in partnership income of $1,780.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Liquidity and Capital Resources

At March 31, 1998, the Company's working capital was $4,505,169 an increase of $472,767 over working capital at June 30, 1997. Cash and cash equivalents were $660,482 at March 31, 1998, a decrease of $349,774 from June 30, 1997. The
Company utilized $1,008,808 and $1,503,845 for operations for the nine months ended March 31, 1998 and 1997, respectively. The primary reasons for the decrease in cash utilized for operations are (a) an increase in inventories of approximately $2,000,000 as more inventory is needed as more products are sold through retail and mail order and there is an increase in work-in-process inventory, (b) an increase in accounts receivable of approximately $640,000, and
(c) an increase in accounts payable of approximately $1,475,000. The Company utilized $353,197 and $599,367 in investing activities for the nine months ended March 31, 1998 and 1997, respectively. The Company generated $1,012,231 and $2,616,432 from financing activities for the nine months ended March 31, 1998 and 1997, respectively.

The Company has a revolving line of credit with a bank which bears interest at 3/4% above the bank's prime lending rate which expired on April 30, 1998. On April 30, 1998, the Company signed a Loan Modification Agreement with its bank, extending the term of the $500,000 revolving line of credit to May 31, 1998. At March 31, 1998, the balance due under the line of credit loan was $300,000. The Company had additionally secured a five year equipment loan with interest at 1.5% above the bank's prime lending rate. At March 31, 1998, the balance due under the equipment loan was $178,810.

Effective July 1, 1996, the Company entered into employment agreements with each of its five executive officers providing for aggregate compensation in the amount of $ 630,000 for the fiscal years ending June 30, 1998 and $680,000 for fiscal year ending June 30, 1999.

In December 1997, the Underwriter of the public offering ceased operations and market making activities. As part of the December 1996 underwriting arrangement, the Company had entered into an agreement retaining the Underwriter as a financial consultant to the Company for a two-year period commencing on the date of the completion of the offering at a fee of $88,550. Accordingly at December 31, 1997, the balance of prepaid consulting fees of $36,896 was written off as consulting expense for the nine months ending December 31, 1997.

On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Heath Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin Health Care Products, Inc. The Company has recorded the cost of the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000.

On March 12, 1998, the Company negotiated a three year promissory note with its Chairman and President. The note bears interest at 7% and is due on March 12, 2001. The note provides for interest only to be paid quarterly. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003.

On March 17, 1998, the Company secured a three year equipment loan with interest at 9.66%. At March 31, 1998, the balance due on the note was $109,545.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three months ended March 31, 1998 Compared to the Three months ended March 31, 1997

Liquidity and Capital Resources [Continued]

On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

The Company's total annual principal commitments at June 30, 1997 for the next five years of $1,633,717 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Management expects to renew the $500,000 line of credit which expires on July 31, 1998. In the event the Company requires additional working capital, the Company would have to either increase its line of credit or engage in sales of its equity securities. There can be no assurance that any line of credit increases or sales of equity securities can be accomplished on conditions favorable to the Company.

Based on a preliminary study, the Company expects to spend approximately $10,000 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations. The amount expensed in the nine months ended March 31, 1998 was immaterial.

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

                                   CHEM INTERNATIONAL, INC.

Date: May 12, 1998                 By:/s/ E. Gerald Kay
                                      -----------------------------------------
                                      E. Gerald Kay,
                                      President and Chief Executive Officer

Date: May 12, 1998                 By:/s/ Eric Friedman
                                      -----------------------------------------
                                      Eric Friedman,
                                      Chief Financial Officer