Form 10KSB
period 1998-06-30
CHEM INTERNATIONAL INC
filed 1998-09-24
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998        Commission File Number 000-28876
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

            Yes   X        No

Registrant's revenues for the fiscal year ended June 30, 1998 were $16,011,049.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on August 31, 1998 was $3,352,500.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                 Class                            Outstanding at August 31, 1998
            Common Stock $.002 par value                 5,178,300 Shares
            Class A Redeemable Common Stock             1,265,000 Warrants
            Purchase Warrants
            Class C Redeemable Common Stock              150,000 Warrants
            Purchase Warrants

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III will be incorporated by reference to certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

                                                                         Page

Part I

  Item 1.   Description of Business                                       1

  Item 2.   Description of Properties                                     4

  Item 3.   Legal Proceedings                                             4

  Item 4.   Submission of Matters to a Vote of Security Holders           5

Part II

  Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters                                                       6

  Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     7

  Item 7.   Financial Statements                                         12

  Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                          12

Part III

  Item 9.   Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a) of the
            Exchange Act                                                 12

  Item 10.  Executive Compensation                                       12

  Item 11.  Security Ownership of Certain Beneficial
            Owners and Management                                        12

  Item 12.  Certain Relationships and Related Transactions               12

  Item 13.  Exhibits and Reports on Form 8-K                             12

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

Item 1. Description of Business

Chem International Inc. [the "Company"] a Delaware corporation, is the survivor of a merger of Chem International, Inc. a Delaware Corporation, with and into Frog Industries, Ltd. a New York corporation, which was effected on December 27, 1994 with Frog Industries, Ltd. renamed Chem International Inc. after the merger. The Company was reincorporated in Delaware on February 2, 1996. The Company is engaged primarily in manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products, including vitamins sold as single entity supplements, in multi-vitamin combinations and in varying potency levels and in different packaging sizes. The Company's subsidiary, Manhattan Drug Company, Inc. ["Manhattan Drug"], manufacturers the vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures such products for sale under its own private brand, "Vitamin Factory," at its retail store in Hillside, New Jersey or through mail order.

Development and Supply Agreement

On April 9,1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

Manufacturing Agreement

On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC., a company that supplies Zepter International, a world-wide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

Risk of Reduction of Significant Revenues from Major Customer

The Company derives a significant portion of its sales from one customer, Rexall Sundown, Inc. ["Rexall"], for which it manufactures vitamins and nutritional supplements. Sales to Rexall expressed as a percentage of the Company's total sales, were approximately 44% and 48%, respectively, for the fiscal years ended June 30, 1998 and 1997. The loss of this customer would have a material affect on the Company's operations.

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

Raw Materials

The principal raw materials used in the manufacturing process are natural and synthetic vitamins, minerals, herbs, and related nutritional supplements, gelatin capsules and coating materials and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States. The gelatin capsules and coating materials and packaging materials are similarly widely available. Raw materials are generally purchased by the Company without long term commitments, on a purchase order basis. The Company's principal suppliers are Roche Vitamins, Inc., Triarco Inc., M.W. International Inc. and BASF Corporation.

Employees

As of June 30, 1998, the Company had 96 full time employees, of whom 60 belonged to a local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires August 30, 1999.

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

The Company also leases 40,000 square feet of manufacturing facilities in Hillside, New Jersey from Gerob Realty Partnership, of which E. Gerald Kay,
President of the Company, is a general partner. The lease which expires on December 31, 1998 provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. The space is utilized for Manhattan Drug's tablet manufacturing operations.

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

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $ 127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997, the Company instituted suit to recover all damages. No estimate can be made at June 30, 1998 as to the amount, if any, of ultimate recovery.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1998.

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

UNITS [CLIXU]

Time Period:                                        HIGH         LOW

October 30, 1996 through November 27, 1996 [Trading
ceased on November 29, 1996]                          27           8

COMMON STOCK [CXIL]

Time Period:

October 30, 1996 through December 31, 1996            10       5 1/4
January 1, 1997 through March 31, 1997            10 1/4       6 1/4
April 1, 1997 through June 30, 1997                8 3/4         2 1/2
July 1, 1997 through September 30, 1997            3 7/8       1 7/8
October 1, 1997 through December 31, 1997         3 5/16       13/32
January 1, 1998 through March 31, 1998             2 1/4           1/2
April 1, 1998 through June 30, 1998                3 3/8       1 5/8

CLASS A REDEEMABLE WARRANTS [CXILW]

Time Period:

October 30, 1996 through December 31, 1996             5       2 1/4
January 1, 1997 through March 31, 1997               5 1/2         2 1/2
April 1, 1997 through June 30, 1997                4 3/4         3/8
July 1, 1997 through September 30, 1997                1         3/8
October 1, 1997 through December 31, 1997              1        1/16
January 1, 1998 through March 31, 1998              7/16        1/16
April 1, 1998 through June 30, 1998                  3/4        5/16

As of June 30, 1998 there were approximately 167 holders of record of the Company's Common Stock.

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

Results of Operations

Year ended June 30, 1998 Compared to the Year ended June 30, 1997

The Company's net [loss] for the year ended June 30, 1998 was $(97,438) as compared to net loss of $(654,304) for the year ended June 30, 1997. This decrease in net loss of approximately $557,000 is primarily the result of a $865,000 decrease in operating loss and a decrease in the federal tax benefit of approximately $200,000. The $865,000 decrease in operating loss is due to a gross profit increase of approximately $1,500,000 and an increase in selling and administrative expense of approximately $650,000.

Sales for the years ended June 30, 1998 and 1997 were $16,011,049 and $11,126,860, respectively, an increase of approximately $5,000,000 or 44%. For the year ended June 30, 1998, the Company had sales to one customer, who accounted for 44% of net sales in 1998 and 48% of net sales in 1997. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the year ended June 30, 1998 totaled $1,090,854 as compared to $983,749 for the year ended June 30, 1997, an increase of $107,105 or 11%.

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement has an initial term of two years and shall be renewable for an additional term of one year each. Sales for the year ended June 30, 1998 totaled $1,250,480.

Cost of sales increased to $12,841,937 in 1998 as compared to $9,475,624 for 1997. Cost of sales decreased as a percentage of sales to 80% as compared to 85% for 1997. The decrease in cost of sales is due to greater operating efficiencies because of the extensive renovation of the blending department and an increase in sales to customers of bottled products.

Selling and administrative expenses for the year ended June 30, 1998 were $3,197,047 versus $2,546,972 for the same period a year ago. The increase of $650,075 was primarily attributable to an increase of advertising of approximately $170,000, an increase in travel and entertainment of approximately $85,000, a decrease in professional fees of approximately $55,000, a decrease in consulting fees of approximately $124,000, an increase in pension and profit-sharing plan expenses of approximately $400,000, and an increase in office salaries of approximately $49,000.

Other income [expense] was $(105,789) for the year ended June 30, 1998 as compared to $(4,588) for the same period a year ago. This increase in net expense of $101,201 is attributable to a decrease in interest expense of $12,128, a decrease in interest and investment income of $48,491, a decrease in sales of fixed assets of $25,000, a loss resulting from the write off of a note receivable of $33,058, and a decrease in partnership income of $6,780.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations

Year ended June 30, 1997 Compared to the Year Ended June 30, 1996

In 1997, the Company signed an exclusive agreement with International Nutrition Research Center, Inc. ["INRC"] to market and distribute the Master Amino Acid Pattern ["MAP"]. MAP is a new patented unique food supplement in the sports nutrition field and is specifically recommended for professional and weekend athletes who need to maximize protein synthesis. MAP is being marketed exclusively by "The Vitamin Factory, Inc." a subsidiary of the Company through mail order. MAP represents the first proprietary product developed for sale by the Company.

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material used in the manufacturing of tablets sold containing the recalled raw material. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and accordingly reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. In September, the Company instituted suit to recover all damages.

Liquidity and Capital Resources

At June 30, 1998, the Company's working capital was $4,761,511 an increase of $729,109 over working capital at June 30, 1997. Cash and cash equivalents were $956,403 at June 30, 1998 a decrease of $53,853 from June 30, 1997. The Company utilized $414,153 and $1,776,278 for operations for the years ended June 30, 1998 and 1997, respectively. The primary reasons for the decrease in cash utilized for operations are (a) an increase in inventories of approximately $1,400,000, (b) an increase in accounts receivable of approximately $1,000,000 resulting from an increase of approximately $2,000,000 in sales for the quarter ended June 30, 1998, (c) an increase in accounts payable of approximately $1,000,000, (d) a decrease in prepaid pension costs of approximately $340,000 due to the termination of the Company's defined benefit pension plan in May of 1997, and (e) a decrease in refundable federal income taxes of $240,000. The Company utilized $740,216 and $660,004 in investing activities for the years ended June 30, 1998 and 1997, respectively. The Company generated net cash of $1,100,516 from debt financing activities for the year ended June 30, 1998 and generated $2,681,473 from financing activities for the year ended June 30, 1997 through net proceeds from a public offering of $3,426,344 and proceeds from debt financing of $412,744, with payments on debt of $1,157,615.

The Company had a $500,000 revolving line of credit with a bank which bears interest at 1.5% above the bank's prime lending rate and expired on July 29, 1998. At June 30, 1998, the balance due under the line of credit loan was $300,000. The Company has additionally secured a five year equipment loan with interest at .75% above the bank's prime lending rate. At June 30, 1998, the balance due under the equipment loan was $169,043.

On July 27, 1998, the Company signed a new financing agreement with a new bank providing for a $500,000 revolving line of credit with interest at 1.00% above the bank's prime lending rate and expiring on July 30, 1999, a $170,000 five year equipment loan with interest at 1.5% above the bank's prime lending rate expiring on June 30, 2003 and a five year $225,000 equipment term loan with interest at 1.50% above the bank's prime lending rate.

On July 29, 1998, the Company borrowed $300,000 from the new bank to pay off the existing line of credit balance and $170,000 to pay off the existing equipment loan balance. Subsequently, the Company repaid the $300,000 on August 7, 1998.

Effective July 1, 1996, the Company entered into employment agreements with each of its five executive officers providing for aggregate compensation in the amount of $680,000 for the fiscal years ending June 30, 1998 and June 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

In December 1997, the Underwriter of the public offering ceased operations and market making activities. As part of the October 1996 underwriting agreement, the Company had entered into an agreement retaining the Underwriter as financial consultant to the Company for a two year period commencing on the date of the completion of the offering at a fee of $88,550. Accordingly at December 31, 1997, the balance of prepaid consulting fees of $36,896 was written off as consulting expense for the nine months ended December 31, 1997.

On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin Health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000.

On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC., a company that supplies Zepter International, a world-wide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

On March 12, 1998, the Company negotiated a three year promissory note with its Chairman and President. The note bears interest at 7% and is due on March 12, 2001. The note provides for interest only to be paid quarterly. As additional consideration for the loan and in light of the below market interest rate and uncollateralized nature of the loan, the Company issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.77 per share. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003.

On March 17, 1998, the Company secured a three year equipment loan with interest at 9.66%. At June 30, 1998, the balance due on the note was $101,529.

On April 9, 1998, the Company signed a development agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

The Company's total annual principal commitments at June 30, 1998 for the next five years of $1,364,124 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Based upon a preliminary study, the Company expects to spend approximately $50,000 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expanded over the next eighteen months to have a material effect on its financial position or results of operations. The amount expended as of June 30, 1998 was $2,248.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



New Authoritative Pronouncements

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

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15,1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15,1999. The Company will evaluate the new standard to determine any required new disclosures or accounting.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1998.

Item 10.  Executive Compensation

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1998.

Item 12.  Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1998.

Item 13.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

     (1) A list of the financial statements filed as part of this report is set forth in the index to financial statements at Page F-1 and is incorporated herein by reference.

     (2) Exhibits

         Number                           Description

         3.1    Restated Certificate of Incorporation of Registrant (1)
         3.2    By-Laws of Registrant (1)
         4.1 Form of Amended Warrant Agreement among the Registrant and Continental Stock Transfer & Trust Company, as Warrant Agent(1)
         4.2    Specimen Common Stock Certificate of Registrant (2)
         4.3    Specimen Class A Warrant Certificate of Registrant (2)
         10.1 Employment Agreement, effective January 1, 1996, between the Registrant and Ronald G. Smalley (1)
         10.2 Employment Agreement, effective July 1, 1996, between the Registrant and E. Gerald Kay (1)
         10.3 Employment Agreement, effective July 1, 1996, between the Registrant and Eric Friedman (1)

         Number                           Description

         10.4 Employment Agreement, effective July 1, 1996, between the Registrant and Riva L. Kay (1)
         10.5 Employment Agreement, effective July 1, 1996, between the Registrant and Christina M. Kay (1)
         10.6 Lease Agreement, dated January 1, 1996, between the Registrant and Gerob Realty Partnership (1)
         10.7   Stock Option Plan (2)

         10.8 Amended Employment Agreement, effective September 20, 1996, between the Registrant and E. Gerald Kay (3)

         10.9 Lease Agreement, dated August 3, 1994, between the Registrant and Hillside 22 Realty Associates, L.L.C. (2)

         10.10 Exclusive License Agreement between the Registrant and International Nutrition Research Center, Inc. and amendments, dated April 29, 1997 and November 27, 1996 (4)

         10.11 Lease Agreement between the Registrant and Vitamin Realty Associates, dated January 10, 1997 (4)

         10.12 Manufacturing agreement between Chem International, Inc. and Herbalife International of America, Inc. dated April 9, 1998(5)

         10.13 Manufacturing agreement between Chem International, Inc. and Pilon International, PLC. dated February 14, 1998 (5).

         10.14 Stock Sale Agreement between the Company and Gerob Realty Partnership (5)

         10.15 Promissory note between the Company and E. Gerald Kay dated March 12, 1998 (5)

         10.16  Class C warrant to purchase common stock dated March 12, 1998(5)

         10.17 Consulting agreement with Buttonwood Advisory Group dated March 20, 1998 (5)

         21     Subsidiaries of the Registrant
         27     Financial Data Schedule


         (1) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement on Form SB-2, Registration No. 333-5240-NY.
         (2) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement Amendment No. 1 on Form SB-2, Registration
                No. 333-5240-NY
         (3) Incorporated herein by reference to the corresponding exhibit number of the Registrants Registration Statement Amendment No. 2 on Form SB-2, Registration
                No. 333-5240-NY
         (4) Incorporated herein by reference to the corresponding exhibit number to the Registrants Annual report on form 10-KSB for the fiscal year ended June 30,1997, filed on September 29, 1997, Commission File No. 000-28876.
         (5) Filed herewith.

(b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Item 7: Consolidated Financial Statements

  Independent Auditor's Report....................................  F-2....

  Consolidated Balance Sheet as of June 30, 1998..................  F-3.... F-4

  Consolidated Statements of Operations for the years
  ended June 30, 1998 and 1997....................................  F-5....

  Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998 and 1997....................................  F-6....

  Consolidated Statements of Cash Flows for years ended
  June 30, 1998 and 1997 .........................................  F-7.... F-8

  Notes to Consolidated Financial Statements......................  F-9.... F-22





                          .   .   .   .   .   .   .   .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Chem International, Inc.



            We have audited the accompanying consolidated balance sheet of Chem International, Inc. and its subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

            We  conducted  our  audits in  accordance  with  generally  accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chem International, Inc. and its subsidiaries as of June 30, 1998, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period then ended in conformity with generally accepted accounting principles.







                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
August 14, 1998

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $   956,403
  Accounts Receivable - Net                                               3,460,937
  Inventories                                                             3,521,810
  Prepaid Expenses and Other Current Assets                                 177,357
  Deferred Income Taxes                                                      63,000
                                                                        -----------

  Total Current Assets                                                    8,179,507

Property and Equipment - Net                                              1,645,362
                                                                        -----------

Other Assets:
  Goodwill - Net                                                            281,884
  Deferred Income Taxes                                                      37,000
  Security Deposits and Other Assets                                         91,990
                                                                        -----------

  Total Other Assets                                                        410,874

  Total Assets                                                          $10,235,743




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998.
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $ 2,837,042
  Notes Payable                                                             356,537
  Accrued Expenses and Other Current Liabilities                            165,439
  Accrued Expenses - Related Party                                           25,000
  Capital Lease Obligation                                                   33,978
                                                                        -----------

  Total Current Liabilities                                               3,417,996

Non-Current Liabilities:
  Notes Payable                                                             174,824
  Notes Payable - Related Party                                             688,447
  Capital Lease Obligation                                                   67,551
                                                                        -----------

  Total Non-Current Liabilities                                             930,822

Commitments and Contingencies [14]                                               --

Stockholders' Equity:
  Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                             --

  Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 5,178,300 Shares Issued and Outstanding                  10,357

  Additional Paid-in Capital                                              4,847,405

  Retained Earnings                                                       1,029,163

  Total Stockholders' Equity                                              5,886,925

  Total Liabilities and Stockholders' Equity                            $10,235,743



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                                Years ended
                                                                  June 30,
                                                          1 9 9 8          1 9 9 7

Sales                                                  $   16,011,049  $ 11,126,860

Cost of Sales                                              12,841,937     9,475,624
                                                           ----------   -----------

  Gross Profit                                              3,169,112     1,651,236

Selling and Administrative Expenses                         3,197,047     2,546,972
                                                           ----------   -----------

  Operating [Loss]                                            (27,935)     (895,736)
                                                           ----------   -----------

Other Income [Expense]:
  Gain on Sale of Fixed Assets                                     --        25,000
  Interest Expense                                            (80,616)      (85,696)
  Interest Expense - Related Party                             (7,051)      (14,099)
  Interest and Investment Income                               19,936        68,427
  Income [Loss] on Investment in Partnership                   (5,000)        1,780
  [Loss] on Note Receivable                                   (33,058)           --
                                                           ----------   -----------

  Other [Expense] - Net                                      (105,789)       (4,588)
                                                           ----------   -----------

  [Loss] Before Income Taxes                                 (133,724)     (900,324)

Federal and State Income Tax [Benefit]                        (36,286)     (246,020)
                                                           ----------   -----------

  Net [Loss]                                               $  (97,438)  $  (654,304)
                                                           ==========   ===========

  Net [Loss] Per Common Share
   Basic and Diluted                                       $     (.02)  $      (.16)
                                                           ==========   ===========

  Weighted Average Common Shares Outstanding                4,725,460     4,007,877
                                                           ==========   ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 1998 AND 1997.
------------------------------------------------------------------------------



                                                      Additional                    Total
                             Common Stock    Preferred  Paid-in     Retained    Stockholders'
                           Shares  Par Value    Stock   Capital     Earnings       Equity

Balance -
 July 1, 1996            3,370,000  $  6,740  $     -- $1,883,132  $ 1,700,905  $ 3,590,777

Reversal of Issuance
 of Bridge Units          (300,000)     (600)       -- (1,199,400)      80,000   (1,120,000)

Imputed Interest on
 Note Payable -
 Related Party                  --        --        --     14,099           --       14,099

Issuance of Stock
 Options                        --        --        --    143,601           --      143,601

Net Proceeds from
 Public Offering1        1,265,000     2,530        --  3,354,640           --    3,357,170

Net [Loss]                      --        --        --         --     (654,304)    (654,304)
                         ---------  --------  -------- ----------  -----------  -----------

Balance -
 June 30, 1997           4,335,000     8,670        --  4,196,072    1,126,601    5,331,343

Imputed Interest on
 Note Payable -
 Related Party                  --        --        --      7,051           --        7,051

Common Stock Issued
 in Payment of Debt        843,300     1,687        --    571,757           --      573,444

Issuance of Stock
 Options                        --        --        --      4,343           --        4,343

Fair Value of Stock
 Purchase Warrant
 [7][12A]                       --        --        --     68,182           --       68,182

Net [Loss]                      --        --        --         --      (97,438)     (97,438)
                         ---------  --------  -------- ----------  -----------  -----------

Balance -
 June 30, 1998           5,178,300  $ 10,357  $     -- $4,847,405  $ 1,029,163  $ 5,886,925
                         =========  ========  ======== ==========  ===========  ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                 Years ended
                                                                    June 30,
                                                             1 9 9 8       1 9 9 7

Operating Activities:
  Net [Loss]                                               $  (97,438)  $  (654,304)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                              413,060       310,395
   Lease Termination Items                                         --      (108,753)
   Amortization of Discount on Note Payable                     6,629            --
   Deferred Income Taxes                                      (83,000)       27,000
   Imputed Interest on Note Payable - Related Party             7,051        14,099
   [Gain] Loss on Investment in Partnership                     5,000        (1,780)
   Interest Income on Note Receivable                         (12,368)      (14,623)
   Write-off of Note Receivable                                33,058            --
   Bad Debt Expense                                            13,240        23,779
   [Gain] on Sale of Property and Equipment                        --       (25,000)
   Consulting Expense - Stock Options                           4,343       143,601

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                   (1,031,469)     (291,987)
     Inventories                                           (1,435,444)     (653,134)
     Prepaid Expenses and Other Current Assets                 97,032      (241,332)
     Prepaid Pension Costs                                    340,291       (45,957)
     Security Deposits and Other Assets                        11,868       (12,991)
     Refundable Federal Income Taxes                          240,000            --

   Increase [Decrease] in:
     Accounts Payable                                       1,075,080      (115,228)
     Federal and State Income Taxes Payable                    (1,416)     (127,549)
     Accrued Expenses and Other Liabilities                       330        (2,514)
                                                           ----------   -----------

   Total Adjustments                                         (316,715)   (1,121,974)
                                                           ----------   -----------

  Net Cash - Operating Activities - Forward                  (414,153)   (1,776,278)
                                                           ----------   -----------

Investing Activities:
  Investment in Partnership                                        --        (5,000)
  Investment in Officers Life Insurance                       (20,375)           --
  Issuance of Note Receivable                                      --      (223,750)
  Repayment of Loan from Related Company                           --        16,849
  Repayment of Note Payable - Stock Retirement                     --      (156,473)
  Purchase of Property and Equipment                         (974,385)     (316,499)
  Proceeds from Sale of Property and Equipment                     --        25,000
  Loans to Stockholders                                            --           (92)
  Repayment of Loans by Stockholders                            2,044            --
  Repayment of Note Receivable                                250,000         3,183
  [Loan to] Repayment of Loan to Related Company                2,500        (3,222)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forward                $ (740,216)  $  (660,004)


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                  Years ended
                                                                    June 30,
                                                             1 9 9 8       1 9 9 7

  Net Cash - Operating Activities - Forwarded              $ (414,153)  $(1,776,278)
                                                           ----------   -----------

  Net Cash - Investing Activities - Forwarded                (740,216)     (660,004)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Public Offering                                    --     3,426,344
  Proceeds from Notes Payable                                 581,886       412,744
  Proceeds from Notes Payable - Related Party                 750,000            --
  Repayment of Notes Payable                                 (231,370)   (1,157,615)
                                                           ----------   -----------

  Net Cash - Financing Activities                           1,100,516     2,681,473
                                                           ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents        (53,853)      245,191

Cash and Cash Equivalents - Beginning of Years              1,010,256       765,065
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Years                 $  956,403   $ 1,010,256
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                                $   55,000   $    59,000
   Income Taxes                                            $   75,000   $   168,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  The Company incurred offering costs of $69,174 as of June 30, 1996. These costs were offset against the net proceeds of the public offering as reflected in the consolidated statements of stockholders' equity for the year ended June
30, 1997.

  The Company issued 843,300 shares of its common stock to Gerob, a related party in consideration of $297,000 of past due rent and satisfaction of a promissory note in the amount of $276,444.

  The promissory note from a related party is recorded net of a discount of $68,182, which represents the fair value of the Class C Warrant issued as consideration of the note.

  The Company has received common stock and royalties receivable in exchange for forgiveness of debt in the amount of $22,000 from a customer.




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Business

Chem International, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States and Europe.

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

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                              15 Years
Machinery and Equipment                              7 Years
Machinery and Equipment Under Capital Leases         7 Years
Transportation Equipment                             5 Years

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $401,072 and $298,408 for the years ended June 30, 1998 and 1997, respectively. Amortization of equipment under capital leases is included with depreciation expense.

Goodwill - Goodwill, representing the excess of cost over the fair value of the net assets acquired of the Company's principal operating business subsidiary at its date of its acquisition in 1981, is being amortized over 40 years on the straight-line method. The Company carries its goodwill net of accumulated amortization of $197,596 and is subject to periodic review for impairment.

Amortization expense was $11,987 for each of the years ended June 30, 1998 and 1997.

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

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------




[2] Summary of Significant Accounting Policies [Continued]

Net [Loss] Per Share -The FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. Potential common shares of 150,000 are not currently dilutive, but may be in the future. Adoption of SFAS No. 128 is not material to the Company.

Revenue Recognition - The Company generally recognizes revenue upon shipment of the product.

Impairment - Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value which represents the projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 1998, management expects these assets to be fully recoverable.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $447,516 and $235,636 for the years ended June 30, 1998 and 1997, respectively.

[3] Investment in and Advances to Partnership

The Company was a 50% general partner in Swedish Herbal Institute - Chem Associates [the "Partnership"]. In addition to its $1,000 capital investment, the Company had advanced approximately $70,000 in exchange for a series of promissory notes. As of June 30, 1996, the Partnership was insolvent and the Company recorded a loss on its investment and a charge for approximately 50% of its note receivable for the year ended June 30, 1997. At June 30, 1998, the balance of this note of $33,058 including accrued interest was written off as uncollectible.

[4] Investment in Manhattan Health Products, L.L.C.

The Company is a 50% partner in Manhattan Health Products, L.L.C. at June 30, 1998. The Company's capital investment was written down to $-0-, which reflects a capital cost of $5,000 and a net loss of $5,000 at June 30, 1998.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[5] Inventories

Inventories consist of the following at June 30, 1998:

Raw Materials                 $ 2,122,343
Work-in-Process                   419,663
Finished Goods                    979,804
                              -----------

  Total                       $ 3,521,810
  -----                       ===========

[6] Property and Equipment

Property and equipment comprise the following at June 30, 1998:

Leasehold Improvements                            $1,252,399
Machinery and Equipment                            2,288,210
Machinery and Equipment Under Capital Leases         109,545
Transportation Equipment                              36,652

Total                                              3,686,806
Less:  Accumulated Depreciation and Amortization   2,041,444

  Total                                           $1,645,362

[7] Notes Payable

Notes payable are summarized as follows at June 30, 1998:

                                                         Related Party
                                           Notes Payable Note Payable    Total
Notes Payable:
  Bio Merieux Vitek, Inc. (a)               $   62,318   $        --  $   62,318
  President and Chief Executive Officer (b)         --       688,447     688,447
  Summit Bank:
   Revolving Line-of-Credit (c)                300,000            --     300,000
   Equipment Term Loan (d)                     169,043            --     169,043
                                            ----------   -----------  ----------

  Totals                                       531,361       688,447   1,219,808
  Less:  Current Portion                       356,537            --     356,537
                                            ----------   -----------  ----------

   Noncurrent Portion                       $  174,824   $   688,447  $  863,271
   ------------------                       ==========   ===========  ==========

(a)Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[7] Notes Payable [Continued]

(b)Three year non-collaterized 7% promissory note for $750,000 with related party providing for quarterly payments of $4,725 representing interest only. The note matures on March 12, 2001. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C warrant. The amortization at June 30, 1998 was $6,629 and is classified as interest expense in the Company's financial statements. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003 [See Note 12D].

(c)Under the terms of a revolving line of credit which expired on July 29, 1998, the Company borrowed $300,000 under a $500,000 line of credit at 1 1/2 % above the bank's prime rate. The loan was collateralized by accounts receivable, inventory and machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder. At June 30, 1998, the interest rate was 10.0% [See Note 20].

(d)Under the terms of an equipment term loan, due November 30, 2001, the Company may borrow up to $350,000 at 1-1/2% above the bank's prime rate. The term loan provides for monthly payments of $4,698 for principal and interest. At June 30, 1998, the interest rate was 9.75%. The loan is collateralized by machinery and equipment. The loan has been guaranteed by the Company's president and principal stockholder.

The loan agreement with Summit Bank contained certain financial covenants relating to the maintenance of specified liquidity, debt to equity and debt coverage ratios and requires that the Company's president and principal stockholder maintain a minimum stock ownership percentage of the Company. The Company was not in compliance with its debt coverage ratio on a consolidated basis at June 30, 1998 [See Note 20].

The non-interest bearing note of approximately $276,000 due to Gerob Realty Partnership ["Gerob"] on September 10, 2002 was exchanged in consideration of shares of authorized but unissued common stock [See Note 17E].

The following are maturities of long-term debt for each of the next five years:

                                                         Related Party
                                           Notes Payable Note Payable    Total
March 31,
  1999                                      $  356,537   $        --  $  356,537
  2000                                          62,814            --      62,814
  2001                                          68,783       688,447     757,230
  2002                                          43,227            --      43,227
  2003                                              --            --          --
                                            ----------   -----------  ----------

  Totals                                    $  531,361   $   688,447  $1,219,808
  ------                                    ==========   ===========  ==========

[8] Capital Lease

The Company acquired equipment under the provision of a long-term lease. The lease expires in March 2001. The equipment under the capital lease as of June 30, 1998 had a cost of $109,545 accumulated depreciation of $15,654 with a net book value of $93,891.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[8] Capital Lease [Continued]

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at June 30, 1998 are as follows:

Total Minimum Lease Payments                $  115,390
Amount Representing Interest                   (13,861)
                                            ----------

Present Value of Net Minimum Lease Payments    101,529
Current Portion                                (33,978)

  Long-Term Capital Lease Obligation        $   67,551

[9] Income Taxes

Provision for income taxes consists of the following:

                                                       Years Ended
                                                        June 30,
                                                   1 9 9 8     1 9 9 7
                                                   -------     -------
Currently Payable:
  Federal                                       $    33,134 $  (277,276)
  State                                              13,580       4,256
                                                ----------- -----------

                                                     46,714    (273,020)

Deferred:
  Federal                                           (60,275)     22,950
  State                                             (22,725)      4,050
                                                ----------- -----------

                                                    (83,000)     27,000

  Totals                                        $   (36,286)$  (246,020)
  ------                                        =========== ===========

Reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                       Years Ended
                                                        June 30,
                                                   1 9 9 8     1 9 9 7
                                                   -------     -------

U.S. Statutory Rate                                   (34)%      (34)%
State Taxes on Income - Net of Federal Benefit         (6)        (6)
Nondeductible Items:
  Travel and Entertainment                              1          4
  Amortization of Goodwill                              9          2
  Other - Net                                          --          1
  Consulting Fees                                       3          6
                                                   ------      -----

  Effective Income Tax Rate                           (27)%    (27)%
  -------------------------                        ======  =======

Deferred income taxes arise from temporary differences resulting from income and expense reported for financial accounting and tax purposes in different periods.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[9] Income Taxes [Continued]

The significant components of deferred tax assets and [liabilities] relate to the following at June 30, 1998:

Inventory Cost                                    $   31,000
Other                                                 10,000
Nondeductible Expense                                 22,000
Depreciation Expense                                  37,000
                                                  ----------

  Subtotal                                           100,000

Valuation Allowance                                       --

  Net Deferred Tax Assets                         $  100,000
  -----------------------                         ==========

The Company believes that net deferred tax assets, which are included in other current assets, are more likely than not to be realized because all deductible temporary differences will be utilized as charges against reversals of future taxable temporary differences. Accordingly, the Company has not recorded a valuation allowance for the year ended June 30, 1998. This is unchanged from prior year.

The Company and its subsidiaries file a consolidated federal income tax return.

[10] Pension Plans

In May 1998, with the approval of the Internal Revenue Service, the Company terminated the defined benefit pension plan. At June 30, 1997, the Company had included in the balance sheet in other assets a prepaid pension cost of $340,291 and a corresponding deferred tax liability of $136,000. At June 30, 1998, the Company wrote off the balance of the prepaid pension cost of $340,291 to pension plan expense and reduced the deferred tax liability accordingly. The $340,291 is included in selling and administrative expense at June 30, 1998.

The Company sponsored a noncontributory defined benefit pension plan covering all nonunion employees meeting age and service requirements. Contributions to the plan, which are made solely by the Company, are determined by an outside actuarial firm. The Company made no contributions and incurred no expense for 1998 or 1997, respectively.

The defined benefit pension plan called for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and the average monthly compensation. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets consisted primarily of marketable securities.

Pension expense includes the following components:

                                                       Years Ended
                                                        June 30,
                                                   1 9 9 8     1 9 9 7
                                                   -------     -------

Service Cost of the Current Period              $        -- $    27,920
Interest Cost on the Projected Benefit
     Obligation                                          --      36,541
Actual Gain on Assets Held in the Plan                   --     (81,318)
Net Amortization of Transition Liability
     and Net Gain                                        --     (29,100)
                                                ----------- -----------

  Pension Expense [Credit]                      $        -- $   (45,957)
  ------------------------                      =========== ===========

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[10] Pension Plans [Continued]

The following sets forth the funded status of the plan and the amounts shown in the accompanying balance sheet:

                                                             1 9 9 8    1 9 9 7
                                                             -------    -------

Actuarial Present Value of Benefit Obligations:
  Vested Benefits                                        $       -- $ (567,601)
  Nonvested Benefits                                             --         --
                                                         ---------- ----------

  Accumulated Benefit Obligation                                 --   (567,601)
  Effect of Anticipated Future Compensation Levels
     and Other Events                                            --    (31,187)

  Projected Benefit Obligation                                   --   (598,788)
  Fair Value of Assets Held in the Plan                          --  1,138,348
                                                         ---------- ----------

  Excess of Plan Assets Over Projected Benefit Obligation        --    539,560
  Unrecognized Transition Obligation                             --     80,500
  Unrecognized Net Gain from Past Experience Different
     than Assumed                                                --   (279,769)

  Prepaid Pension Cost Included in the Balance Sheet      $      -- $  340,291
  --------------------------------------------------      ========= ===========

The weighted average discount rate used to measure the projected benefit obligation is 7% for 1997, the rate of increase in future compensation levels was 2% for 1997, and the expected long-term rate of return on assets was 7% for 1997. The Company used the straight-line method of amortization of unrecognized gains and losses.

Additionally, the Company participates in a union sponsored multi-employer defined contribution plan covering all union employees. Information relating to accumulated benefits obligations and plan assets is not available. Under ERISA, an employer, upon withdrawal from a multi-employer plan, is required to fund its proportionate share of the plan's unfunded vested benefits at the point of withdrawal. The Company has no intention of withdrawing from the plan. The Company is required to fund the plan on the first of each month for the preceding month's obligation. Total contributions charged to operations were $59,977 and $48,960 for the years ended June 30, 1998 and 1997, respectively.

[11] Profit-Sharing Plan

The Company maintains a profit-sharing plan which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the years ended June 30, 1998 and 1997 was $43,257 and $32,596, respectively.

[12] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1998, the Company's uninsured cash balances totaled approximately $644,000.
The Company does not require collateral in relation to cash credit risk.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------



[12] Significant Risks and Uncertainties [Continued]

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at June 30, 1998 is $25,750.

[13] Major Customer

For the years ended June 30, 1998 and 1997, approximately 44% or $7,000,000 and 48% or $5,400,000, respectively, of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the years ended June 30, 1998 and 1997, an aggregate of approximately 19% and 19%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the years ended June 30, 1998 and 1997. Accounts receivable from these customers comprised approximately 48% and 51% of total accounts receivable at June 30, 1998 and 1997, respectively.

[14] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31, 1998, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the years ended June 30, 1998 and 1997 on this lease was approximately $116,000 and $143,000, respectively. Unpaid rent of $25,000 due to Gerob at June 30, 1998 has been separately disclosed as accrued expenses on the consolidated balance sheet. Past due rent at December 31, 1997 of $297,000 was forgiven in consideration of issuance of shares of common stock [See Note 14E].

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the years ended June 30, 1998 on this lease was approximately $450,000.

Other Lease Commitments - The Company leases warehouse equipment for a five year period providing for an annual rental of $15,847 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2001.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[14] Commitments and Contingencies [Continued]

Other Lease Commitments [Continued] - The minimum rental commitment for long-term non-cancelable leases is as follows:

                                              Related
Year Ending                      Lease      Party Lease
  June 30,                    Commitment    Commitment       Total

   1999                       $   53,646     $ 346,000    $  399,646
   2000                           48,240       346,000       394,240
   2001                           24,717       346,000       370,717
   2002                           16,912       182,609       199,521
   2003                               --            --            --
   Thereafter                         --            --            --
                              ----------     ---------    ----------

   Total                      $  143,515     $1,220,609   $1,364,124
   -----                      ==========     ==========   ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $568,000 and $411,000 for the years ended June 30, 1998 and 1997, respectively. Rent expense is stated net of sublease income of approximately $16,000 and $160,000 for the years ended June 30, 1998 and 1997, respectively.

[B] Employment Agreements - Effective July 1, 1996, the Company entered into three year employment agreements with its president and four other officers which provide for aggregate annual salaries of $580,000 for the year ending June 30, 1997, and $680,000 for the years ending June 30, 1998 and 1999, respectively. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

[C] Investment in and Royalties Receivable from Martin Health Care Products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin Health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000.

[D] Litigation - The Company is unable to predict its ultimate financial exposure with respect to its prior sale of certain products which may have contained allegedly contaminated Tryptophan which is the subject of numerous lawsuits against unrelated manufacturers, distributors, suppliers, importers and retailers of that product. However, management does not presently believe the outcome of these actions will have a material adverse effect on the Company.

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997, the Company instituted suit to recover all damages. The case is currently in the discovery stage. The Company expects that the case will proceed to non-binding arbitration in January 1999. No estimate can be made at June 30, 1998 as to the amount, if any, of ultimate recovery.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



[14] Commitments and Contingencies [Continued]

[E] Consulting Agreements - On October 29, 1996, the Company entered into a two year consulting agreement for $88,550 with the underwriter of the Company's public offering, which is being taken into expense over the term of the agreement. In December 1997, the underwriter of the public offering ceased operations and market making activities. At December 31, 1997, the balance of prepaid consulting fees of $36,896 was written off as consulting expense.

The Company entered into a consulting agreement with a financial advisory group ["Consultants"] commencing on March 20, 1998 until February 28, 1999. The Company is obligated to pay $2,500 for services rendered at the end of each month that services are provided during the terms of this agreement. In addition, the Company has issued to the Consultants options for 45,000 shares of common stock [See Note 17C].

[F] Development and Supply Agreement - On April 9,1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

[G] Manufacturing Agreement - On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC., a company that supplies Zepter International, a world-wide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

[15] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's president on a month to month basis for $1,000 per month. The total consulting expense recorded per this verbal agreement for the years ended June 30, 1998 and 1997, by the Company was $12,000 and $11,000, respectively.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[17] Equity Transactions

[A] Capital Stock - In February 1996, the Company [a New York corporation] was merged into its wholly-owned subsidiary, Chem International, Inc. [a Delaware corporation], pursuant to Section 253 of the Delaware Corporation Law for the sole purpose of changing its domicile. As a result thereof and after giving effect to restatements to the Company's certificate of incorporation subsequent to the conversions and retirement of the previously outstanding Class A and Class B preferred stock, the authorized capitalization of the Company is as follows:

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

In July 1996, the Company affected a 1 for 4 reverse common stock split. The financial statements give retroactive effect to the reverse stock split.

On October  29,  1996,  the  Company  received  net  proceeds  of  approximately
$3,400,000 from the sale of 632,500 units at $7.00 per unit in a public offering. Each unit consisted of two shares of Common Stock and two Class A Redeemable Common Stock Purchase Warrants.

[B] Additional Paid-in Capital - For financial accounting purposes, interest of 8.5% a year was being imputed on a related party non-interest bearing note [See
Note 7(b)].

[C] Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 1,000,000 shares of common stock, at the discretion of the Board of Directors. Stock option grants are limited to a total of 500,000 shares for "incentive stock options" and 500,000 shares for "non-statutory options" and, may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms. On October 16, 1996, options to purchase 573,597 shares at the offering price [$3.50] and 25,974 shares at 110% of the offering price were granted. Such options became exercisable on October 16, 1997. The weighted average grant date fair value of the above options was $3.50.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[17] Equity Transactions [Continued]

[C] Stock Option Plan [Continued] - Information pertaining to options as of June 30, 1998 and for the year then ended is as follows:

                                                                     Remaining
                                                                    Contractual
                                                    Weighted Average   Life
                                             Common  Exercise Price of Options
                                             Shares     Per Share   Outstanding


Options Outstanding - June 30, 1996                --          --           --

Granted:
  Exercise Price Equals Market Price          573,597        3.50    4.3 Years
  Exercise Price is Greater Than Market Price  25,974        3.85    8.7 Years
Options Exercised                                  --          --           --
Options Canceled                                   --          --           --
                                             --------  ---------- ------------

  Options Outstanding - June 30, 1997         599,571  $     3.52    4.5 Years

Granted:
  Exercise Price is Greater Than Market Price  45,000        2.54          4.8
Options Exercised                                  --          --           --
Options Canceled                                   --          --           --
                                             --------  ---------- ------------

  Options Outstanding - June 30, 1998         644,571        3.45          3.6
  -----------------------------------        ========  ========== ============

  Options Exercisable - June 30, 1998         644,571  $     3.45          3.6
  -----------------------------------        ========  ========== ============

The Company applies APB Opinion 25 in accounting for its stock issued to employees. Accordingly, no compensation cost has been recognized for employee stock options for the years ended June 30, 1998 and 1997, respectively.

Net income [loss] and net income [loss] per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                                                       Year Ended
                                                        June 30,
                                                   1 9 9 8     1 9 9 7
                                                   -------     -------

Net [Loss] - As Reported                        $   (97,438)$  (654,304)
                                                =========== ===========

Pro Forma                                       $   (97,438)$(1,589,680)
                                                =========== ===========

[Loss] Per Share - As Reported                  $      (.02)$      (.16)
                                                =========== ===========

Pro Forma                                       $      (.02)$      (.40)
                                                =========== ===========

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------



[17] Equity Transactions [Continued]

[C] Stock Option Plan [Continued] - During the years ended June 30, 1998 and 1997, the Company issued 45,000 and 75,000 stock options, respectively, to consultants at an exercise price equal to the market price [$1.06 and $3.50, respectively] on the dates of grants. The cost of issuing these stock options to consultants during the years ended June 30, 1998 and 1997, is approximately $4,300 and $144,000 The weighted average fair value of the stock options granted to consultants for the years ended June 30, 1998 and 1997 is estimated at $2.54 and $2.08, respectively, using the Black-Scholes option pricing model and using a risk-free interest rate of 5.3% and 6.1%, an expected volatility ranging from 43% to 52% for 1998 and 64% for 1997, and an expected life of 5 years. No dividends are expected to be paid during the expected life of the options.

[D] Consultant Agreement/Stock Options - In connection with a consulting agreement dated March 20, 1998, the Company has issued three options for 45,000 shares of common stock [See Note 17C]. Each option is exercisable for 15,000 shares at exercise prices of $1.125, $2.50 and $4.00, respectively. These options are exercisable until five years following the date of this agreement.

[E] Related Party Debt Conversion - On January 12, 1998, the Company signed a Stock Sale Agreement with Gerob. Under the terms of the agreement, the Company sold 843,300 shares of common stock to Gerob. The issuance of the stock was in consideration of $297,000 of past due rent and the satisfaction of a promissory note of $276,444 [See Note 7 and 14A].

[F] Related Party Promissory Note - On March 12, 1998, the Company negotiated a three year promissory note for $750,000 with its Chairman and President. The note bears interest at 7% and is due on March 12, 2001. The note provides for interest only to be paid quarterly. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C Warrants. Amortization of $6,629 was recorded for the warrants at June 30, 1998. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003 [See Note 7].

[18] New Authoritative Pronouncements

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

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15,1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15,1999. The Company will evaluate the new standard to determine any required new disclosures or accounting.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------



[20] Subsequent Events

On July 27, 1998, the Company signed a new financing agreement with First Union Bank providing for a $500,000 revolving line of credit with interest at 1% above the bank's prime lending rate and expiring on July 30, 1999, a $170,000 five year equipment loan with interest at1.5% above the bank's prime lending rate expiring on June 30, 2003, and a five year $225,000 equipment term loan with interest at 1.50% above the bank's prime lending rate. The above financing is personally guaranteed by the Company's President, and is collateralized by a security interest in all the assets of Manhattan Drug Company. The financing with First Union Bank contains certain financial covenants relating to the maintenance of specified liquidity, debt to equity and debt coverage ratios.

On July 29, 1998, the Company borrowed $300,000 of the $500,000 revolving line of credit from the new bank to pay off the existing line of credit balance at June 30, 1998 and used the $170,000 equipment loan to pay off the existing equipment loan balance at June 30, 1998. Subsequently, the Company repaid the $300,000 on August 7, 1998.




                 .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .

                                  Exhibit 10.12

                        DEVELOPMENT AND SUPPLY AGREEMENT


      THIS DEVELOPMENT AND SUPPLY AGREEMENT ("Agreement") is entered into as of March 13, 1998, by and between Manhattan Drug Company, Inc a company organized and existing under the laws of New York ("Supplier"), and Herbalife International of America, Inc., a company organized and existing under the laws of California ("Herbalife"), with reference to the following facts:

                                    RECITALS

      A. Herbalife is in the business of selling nutritional and other products manufactured in accordance with formulas. Supplier has demonstrated Supplier's capability to develop formulas and to manufacture and supply nutritional products derived from those formulas.

      B. Herbalife desires to have Supplier develop formulas, which are to be owned by Herbalife, and to have Supplier manufacture and supply nutritional products made in .accordance with those and/or other Herbalife formulas, and Supplier desires to so develop, manufacture and supply nutritional products for and to Herbalife in accordance with the terms and conditions of this Agreement.

                                    AGREEMENT

      NOW, THEREFORE, in consideration of the foregoing, the mutual covenants contained in this Agreement, and for other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

          1. Definitions. Capitalized terms not otherwise defined herein shall bear the respective meanings given to them below:

      "Current Products" means the nutritional products listed on Exhibit A-1 hereto made in accordance with the Product Rights for the Current Products, including any modification, derivatives alteration, improvement, enhancement or successor of the nutritional products listed on Exhibit A-1 hereto.

      "Product Rights" means all documentation, materials and rights with respect to Supplied Products (whether or not each respective document, material or right is complete or reduced to tangible form), that have been or are at any time generated or derived, whether before, on or after the date of this Agreement, in connection with the development, manufacture and supply of Supplied Products, including without limitation formulas, formulations, processes, specifications, standards and procedures for Supplied Products, whether developed by or on behalf of Herbalife or Supplier (whether pursuant to Section 3(a) or otherwise), an ' d any and all (a) modifications, derivatives, alterations, improvements, enhancements or successors thereof, whether developed by or on behalf of Herbalife or Supplier (whether pursuant to Section 3(a) or otherwise , and (b) patents, copyrights, trademarks, service marks, trade dress, know-how, proprietary or confidential information or other intellectual or industrial property rights (whether or not reduced to tangible form) included in, pertaining to or associated with the foregoing.

      "New Products" means (i) any and all new nutritional products made in accordance with Product Rights, the chemical composition of which Product Rights are materially different from any Product Rights for a Current Product, and (ii) any and all substitute nutritional products made in accordance with Product Rights, the chemical composition of which Product Rights are materially different from any Product Rights for a Current Product (and which Product Rights are substitutes for a Current Product), and, in the case of both of the foregoing clauses (i) and (ii), which Product Rights were developed from time to time by or on behalf of Herbalife or Supplier (whether pursuant to Section 3(a) or otherwise), and which new or substitute nutritional products were designated by Herbalife to be manufactured and supplied by Supplier pursuant to Section 4(b).

      "Product Prices" means the prices at which Supplied Products shall be sold by Supplier to Herbalife or its designees hereunder. The Product Price for each Current Product is listed on Exhibit A-1 hereto in reference to the respective Current Product.

      "Supplied Products" means any and all Current Products, and any and all New Products made subject to the terms and conditions of this Agreement pursuant to Section 4(b) below.

      2. Term. The term of this Agreement shall commence as of the date set forth above and shall continue through December 31, 2000, unless earlier terminated pursuant to the provisions hereof (the "Term").

      3. Development.

         (a)Appointment as a Developer. Herbalife hereby appoints Supplier, and Supplier hereby accepts such appointment, to develop, derive, create, alter, modify, improve and enhance Product Rights according to the requirements and specifications established or agreed to from time to time, by Herbalife. Supplier shall diligently proceed with the development and creation of the Product Rights, and shall commit and utilize sufficient resources to complete the development and creation of the Product Rights in a timely manner. Supplier's appointment hereunder is on a non-exclusive basis, and Herbalife may appoint any other person or entity to carry on the same or similar services to those to be carried out hereunder by Supplier.

         (b)Personnel. The services described in Section 3(a) above shall be performed only by Supplier's employees, all of whom are aware of the obligations of Supplier set forth in Section 9 of this Agreement and are bound to abide by all of such obligations of Supplier.

         (c)No Additional Compensation For Development. No compensation whatsoever, whether in the form of royalties, license fees, expense reimbursement claims or otherwise, shall be payable or paid by Herbalife to Supplier, or any third party in any way connected to Supplier, for Supplier's development and creation of the Current Products above, or (except as specifically set forth herein) for the development, manufacture, use or sale by or for Herbalife (or its designees) of any product made in accordance with or otherwise based upon, developed or derived, directly or indirectly, in any way from the Product Rights for the Supplied Products.

      4. Manufacture and Supply Terms.

         (a)Appointment as a Manufacturer and Supplier. Herbalife hereby appoints Supplier, and Supplier hereby accepts such appointment, as a manufacturer and supplier to Herbalife of Supplied Products, subject to the terms and conditions of this Agreement (including without limitation those special additional terms and conditions set forth on Exhibit A hereto). Supplier shall manufacture and supply the Supplied Products exclusively for and to
Herbalife and its designee(s). Supplier shall not develop, formulate, manufacture, supply, distribute or otherwise sell at @ny time any of the Supplied Products, or any product made with or using any or all of the Product Rights, for or to any person or entity (including without limitation for or to any person or entity, or for or to any person or entity that manufactures or supplies for or to any person or entity, that directly or indirectly engages in multilevel marketing) other than Herbalife or its designee(s). Herbalife acknowledges that Supplier currently develops, manufactures and supplies nutritional products (other than Supplied Products) to other persons or entities (including without limitation for or to entities that engage in multi-level marketing) and will continue such activities during the Term of this Agreement; provided, however, that such activities by Supplier shall be subject to Supplier complying with the terms and provisions set forth i ' n this Agreement (including the prior sentence). Notwithstanding the foregoing, Herbalife, or its designee(s), shall have the right itself, to: (i) manufacture, supply and sell,
(ii) have manufactured, supplied and sold on its behalf and (iii) otherwise order and procure from any third party, any and all products made in accordance with or otherwise based upon, developed or derived from the Product Rights (whether or not such products are similar or identical to the Supplied Products).

         (b)New Products. Herbalife agrees that if at any time during the Term Supplier completes the development or creation of any proposed New Product in accordance with the requirements and specifications established or agreed pursuant to Section 3(a) above, Supplier shall have thirty (30) days from the date of such completion to make a proposal to Herbalife in writing, including the pricing thereof, and Herbalife and Supplier shall then negotiate on an exclusive basis with each other in good faith for up to a further sixty (60) days for an order to be made by Herbalife subject to the terms and conditions hereof with respect to such proposed New Product, but in the event that no agreement shall be reached either party shall be entitled in accordance with the terms and conditions hereof to supply or purchase such proposed New Product to or from any person or entity, if either party so desires. Subject to Herbalife complying with its obligations under the preceding sentence of this Section 4(b), if applicable, Herbalife shall have the right, but not the obligation, to designate Supplier as a manufacturer and supplier of any proposed New Product, provided that the panics agree upon the price and other terms for such manufacture and supply by Supplier. In connection therewith, Supplier shall provide to Herbalife, upon Herbalife's request, production samples of any such proposed New Product in sufficient quantities for testing and evaluation by Herbalife. In the event the parties reach agreement on the price and other terms for such proposed New Product (after good faith negotiations between the parties, taking into account, among other things, Supplier's actual cost of raw materials and other manufacturing costs and a reasonable overhead charge and gross margin with respect to the price), each such proposed New Product shall be added to the list of New Products set forth on Exhibit A-2 hereto, including without limitation the price therefor, and shall be deemed a New Product subject to the terms and conditions hereof; provided, however, that if Herbalife or any designee places any firm purchase order with Supplier for any such New Product, then such New Product shall be deemed to have been listed on Exhibit A-2 hereto and shall be subject to the terms and conditions hereof (including without limitation those special additional terms and conditions set forth on Exhibit A-2 hereto).

         (c)Orders. Herbalife shall have the right to order and procure from Supplier, and Supplier shall be obligated to manufacture, package, label, supply and deliver to Herbalife, Supplied Products in any quantity ordered at any time by Herbalife, at Herbalife's sole discretion, for use at any time, whether such use shall occur during the Term or after expiration of the Term, subject to the terms and conditions hereof Herbalife shall have the right to appoint one or more designees to order and procure Supplied Products from Supplier, and Supplier shall be obligated to manufacture and supply Supplied Products to any such designee; provided, however, that any such designee shall be subject to the due observance and performance of any and all terms.. applicable to Herbalife affecting the procurement and sale of Supplied Products hereunder. Supplier shall maintain sufficient inventory and packaging components to minimize Supplier's lead times and to fulfill Herbalife's purchase order requirements on a timely basis. Supplier shall acquire all inventory, packaging components, ingredients, inputs, and other materials necessary for manufacture of Supplied Products solely from manufacturers and suppliers that meet industry standards of acceptability and comply fully with all Laws (as hereinafter defined). Supplier shall advise Herbalife of the start date of product packaging at least five (5) business days prior to any such start date so Herbalife can make appropriate delivery of labels therefor when requested. Herbalife shall provide Supplier with the necessary product labels at its own expense. Supplier shall label Supplied Products with the appropriate labels supplied by Herbalife.

            (i)Open Blanket Purchase Order. Within thirty (30) days after the execution of this Agreement, for the remainder of this calendar year, and thereafter at the commencement of each calendar year during the Term, Herbalife shall initiate orders hereunder by placing a preliminary, non-binding estimated order as to the Supplied Products (the "Open Blanket Purchase Order") listing the types and quantities of the Supplied Products estimated to be purchased by Herbalife from Supplier for delivery in the respective year.

            (iiShipping Schedules and Firm Binding Purchase Orders. For each delivery of Supplied Products requested hereunder, Herbalife shall, not later than eight (8) weeks prior to the anticipated shipping date of Supplied Products, provide Supplier with a shipping schedule specifying the Supplied Products and quantities estimated to be purchased. Supplied Products on the shipping schedule may be modified by Herbalife through, and shall not become firm binding purchase orders until, a date five (5) weeks prior to the scheduled B modification.

      5. Quality Standards; Compliance with Laws.

         (a)Manufacturing Practices and Standards. Supplier shall manufacture, package, label, supply and deliver all Supplied Products in a professional manner in accordance with the requirements and specifications (including without limitation formulas) established or agreed to from time to time by Herbalife and the other terms and conditions hereof. Supplier shall apply the trademarks designated by Herbalife on the packaging and related product materials, subject to the licenses and conditions set forth in Section g(b) of this Agreement.
Supplier shall manufacture and supply all Supplied Products hereunder in a clean, safe, sanitary manner and using standards and operating procedures that are at least as good as those prevailing in the industry. Supplier shall also manufacture and supply in accordance with good manufacturing practices and standard operating procedures.

         (b)No Adulteration, Misbranding or Defects. All Supplied Products shall be free from adulteration or misbranding and merchantable and fit for the intended use by Herbalife and purchasers of the Supplied Products from Herbalife. All Supplied Products shall be free of contamination or defect, and all reasonable care and skill shall be used in manufacturing and supplying the Supplied Products.

         (c)Compliance with Laws. Supplier shall comply, and shall insure that all manufacturers of Supplied Products comply, fully with any and all laws, regulations, rules and orders (including without limitation those of the Federal Food and Drug Administration) in any and all jurisdictions applicable to or affecting Supplier's obligations hereunder (collectively, "Laws"), and shall make, and shall insure that all manufacturers of Supplied Products make, such adjustments as may be necessary to effect and maintain such compliance throughout the Term. Without limiting the generality of the foregoing, (i)
Supplier's facilities shall comply with all applicable pro-duct safety, sanitation and environmental Laws, and (ii) all Supplied Products shall be clearly and accurately labeled and packaged in the manner requested by Herbalife and otherwise as required by all Laws.

         (d)Approvals. Supplier shall obtain, at its cost, all governmental, administrative and other approvals, licenses, permits and other authorizations and registrations necessary for the operation and conduct of its business, including without limitation the development and/or manufacture and/or supply of nutritional products generally, Supplier shall obtain all inventory, equipment, employees, facilities and any other item necessary in order to assure that Supplier has, and will have, the ability to perform its obligations hereunder in accordance with the terms and conditions hereof Upon request by Herbalife, Supplier shall furnish Herbalife with a copy of any and all documentation of any kind demonstrating that Supplier is in compliance with, and has Complied with, all Laws. Supplier expressly acknowledges the exclusive rights held by Herbalife in and to all governmental, administrative and other approvals, licenses, permits and other authorizations and registrations (collectively, "Approval") necessary for the marketing, distribution and sale to the public of Supplied Products by or on behalf of Herbalife or its affiliates, which Approvals shall be obtained by Herbalife at Herbalife's cost. Supplier agrees that it shall not have any right, title or interest in or to the Approvals and that it shall not register or commence any procedures related to registration of the Supplied Products with any governmental or other entity or authority without the prior, written consent of Herbalife. In the event Herbalife consents to Suppliers registering of any of the Supplied Products with a governmental or other entity or authority, Supplier hereby (i) assigns and transfers to Herbalife all rights, title and interests in and to or arising out of such registrations or other Approvals and undertakes to fully cooperate with Herbalife to effect such assignment and transfer (including without limitation executing and delivering any documentation required in connection therewith), whenever requested by Herbalife (and/or immediately following termination of this Agreement, irrespective of the reason for such termination); and (ii) undertakes to request cancellation of any Supplied Product registration or other Approval that has been effected by Supplier with the applicable health authorities whenever requested by Herbalife (and/of immediately following termination of this Agreement, irrespective of the reason for such termination). Without limiting the generality of the foregoing, Supplier hereby expressly, irrevocably and unconditionally grants Herbalife all necessary powers required for Herbalife to implement on behalf of Supplier the assignment, transfer, cancellation, revalidation or rectification of the Supplied Product registrations. and other Approvals.

      6. Rejection of Nonconforming Supplied Products; Ser-vice Level.

         (a)Defective Products. Upon inspection of any Supplied Product by Herbalife, if Herbalife reasonably determines that any Supplied Product or an entire lot of Supplied Products delivered by Supplier fails to meet the requirements and specifications established or agreed to from time to time by Herbalife and the other terms and conditions hereof (other than to the extent caused by and attributable to the acts or omissions of Herbalife) (the "Defective Products"), Herbalife shall notify Supplier thereof after discovery of the defect. Herbalife, or Herbalife's designated agents, may submit any Supplied Product to any and all forms of chemical analysis, testing and review. Herbalife shall provide Supplier with copies of, or summaries of, or relevant extracts from (at Herbalife's discretion) the results of such chemical analysis, testing and review within five (5) business days after Herbalife receives the results thereof. All Defective Products, other than any Defective Products (or any portions thereof) retained by Herbalife for testing, evaluating or sampling, shall be, at Herbalife's option, destroyed or returned to Supplier, in either case, at Supplier's expense. Supplier shall promptly destroy all Defective Products returned to Supplier or in Supplier's possession and confirm in writing to Herbalife such action. Herbalife shall confirm to Supplier in writing any destruction by Herbalife of Defective Products. If Supplier receives any written notice of Defective Products, Supplier shall, at Supplier's expense, ship replacement Supplied Products to the destination designated by Herbalife as soon as commercially possible after receipt of such notice, provided that Supplier shall use its best efforts to make any such shipment within five (5) business days after receiving notification of such Defective Products. Notwithstanding the foregoing, Herbalife's failure to discover Defective Products as set forth herein shall not relieve Supplier of its obligations under Section 12 or any other provision hereunder or limit any rights or remedies Herbalife may have under applicable Law.

         (b)Shortfall. Upon inspection of any Supplied Product by Herbalife, if Herbalife reasonably determines that there is a shortfall in any Supplied Product delivered by Supplier hereunder (the "Shortfall"), Herbalife shall notify Supplier thereof, and Supplier shall, at Supplier's expense, ship a sufficient quantity of Supplied Products to the destination designated by Herbalife to fulfill the entire obligation to be performed by Supplier as soon as commercially possible, provided that Supplier shall use its best efforts to make any such shipment within five (5) business days after receiving notification of such Shortfall.

         (c)Service Level. Supplier agrees that Supplier shall, for each Supplied Product, meet a ninety-seven percent (97%) service level, which shall be calculated in reference to the ratio of (i) the number of cases of the Supplied Product delivered to Herbalife or its designee(s) in any month that meet the requirements and specifications established or agreed to from time to time by Herbalife and the other terms and conditions hereof, to (ii) the total number of cases of that Supplied Product ordered by Herbalife or its designee(s) that month (the "Service Level").

      7. Price, Delivery and Payment Terms.

         (a)Prices, Delivery and Title. Herbalife shall pay Supplier for the Supplied Products at the Product Prices. Supplier shall meet the delivery and frequency schedules (by day and time of day) set by Herbalife, in accordance with the terms and conditions hereof, as such schedules shall be modified in writing from time to time during the Term by mutual agreement of the parties. The Supplied Products shall be delivered F.O.B. to the location set forth on Exhibit B hereto (the "Local Delivery Point"), (unless, at Herbalife's request, drop-shipped, at Herbalife's expense, to any other destination determined by Herbalife and designated in writing). In the case of delivery to the Local Delivery Point, the risk of loss and title shall pass to Herbalife upon delivery to the Local Delivery Point, and transport, insurance, and other costs, charges, and duties for transport beyond the Local Delivery Point shall be borne by Herbalife. For deliveries made to a location other than a Local Delivery Point, risk of loss and title shall pass to Herbalife at Supplier's shipping point, and transport, insurance and other costs, charges and duties for transport beyond
Supplier's shipping point shall be borne by Herbalife. Notwithstanding any of the above, title and risk of loss shall not pass to Herbalife for any Defective Products rejected by Herbalife or its designees pursuant to Section 6(a) above, and any transport, insurance and other costs, charges and duties Defective Products shall be borne by Supplier pursuant to Section 6(a) above. Supplier shall deliver all Supplied Products free from all liens and encumbrances, and upon delivery by Supplier to Herbalife, or Herbalife's designee(s), of Supplied Products, subject to and in accordance with the terms and conditions of this Agreement, Herbalife, or Herbalife's designers), as the case may be, shall acquire good title free from all liens and encumbrances.

         (b)Payment Terms. Herbalife shall cause payment for the Supplied Products purchased from Supplier under the terms of this Agreement to be made no later than thirty (30) days from the later of (i) the date of delivery of such Supplied Products to Herbalife or its designers) and (ii) the date of receipt by Herbalife or its designers) of an invoice for Supplied Products 'meeting the requirements and specifications established or agreed to from time to time by Herbalife. Payment made on any invoice within ten (10) days from the later of
(i) such date of delivery of and (ii) such receipt of an invoice for, as the case may be, Supplied Products meeting the requirements and specifications established or agreed to from time to time by Herbalife shall be entitled to a two percent (2%) discount. In addition to any other remedies Herbalife may have under this Agreement, at law or in equity, Herbalife shall be entitled, at its option, to (i) a refund of the amount paid for any Defective Product or Shortfall or (ii) a credit against future purchases of Supplied Products.

      8. Intellectual Property.

         (a)Ownership of Product Rights.

            (i)Intention That Herbalife Own; Transfer of Product Rights. It is the express intention, understanding and agreement of the parties that Herbalife (or its designee) be the owner of all rights and interests of any kind whatsoever in the Product Rights. Effective as of the date hereof, and effective at any time hereafter as and where Supplier develops or creates any Product Rights, Supplier hereby conveys, transfers, assigns and delivers to Herbalife (or its designee) all rights, title and interests, in and to any and all Product Rights throughout the world, free from any liens or encumbrances, to the extent that Herbalife (or its designee) is not already the owner of all rights and interests of any kind whatsoever in such Product Rights. Supplier agrees to execute any and all documents to effectuate such conveyance, transfer, assignment, and delivery to Herbalife (or its designee) and to provide Herbalife (or its designee, as the case may be) with all other information necessary to enable Herbalife (or its designee) to exercise the rights granted to Herbalife (or its designee) hereunder. Supplier agrees to give Herbalife (or its designee, as the case may be) all reasonable cooperation to register, obtain, or otherwise establish or defend the proprietary rights of Herbalife (or its designee, as the case may be) in and in connection with any and all Product Rights. Supplier acknowledges and agrees that Supplier shall have no, and shall not assert or claim any, legal, equitable or other right or interest, in whole or in part, in or to any of the Product Rights, Herbalife Trademarks (as defined in Section 8(b) below) or other intellectual or industrial property of Herbalife whatsoever, except for the rights expressly granted to Supplier by Herbalife pursuant to Section 8(a)(ii) and Section 8(b) below.

            (iiLimited Grant-back License to Supplier for the Term. Herbalife hereby grants to Supplier a limited, non-exclusive, non-transferable, royalty-free, right and license to use the Product Rights for the Supplied Products solely to manufacture (or have manufactured) the Supplied Products for Herbalife for the remainder of the Term only and not thereafter, and at all times subject to the terms of this Agreement. Supplier acknowledges and agrees that Herbalife reserves and retains any and all rights not expressly granted hereunder to Supplier, and Supplier shall not claim any rights that are not expressly granted or set forth hereunder to Supplier.

         (b)Trademarks. Herbalife hereby grants to Supplier a limited, nonexclusive, nontransferable royalty-free license solely to use the trademarks, servicemarks, tradenames, and logos owned by or licensed to Herbalife (the "Herbalife Trademarks') in packaging the Supplied Products for Herbalife, using only the labels provided by Herbalife, for the remainder of the Term only and not thereafter, and at all times subject to the terms and conditions of this Agreement. Supplier hereby agrees that the Herbalife Trademarks shall only be affixed to the Supplied Products. Supplier shall have no rights to use the Herbalife Trademarks other than for purposes of packaging Supplied Products pursuant to this Agreement which packaging shall be in form and substance satisfactory to Herbalife. Supplier agrees to submit copies of the proposed manner, use and layout of the Herbalife Trademarks for approval by Herbalife, in Herbalife's sole and absolute discretion, prior to Supplier using the Herbalife Trademarks as set forth herein. Supplier shall not use the Hcrbalife Trademarks in advertising or promotional campaigns or otherwise, or use any confusingly similar names., marks or logos, in any manner that, in Herbalife's sole and absolute discretion, may be inconsistent with Herbalife's public image or be misleading or harmful to Herbalife. In the event of termination, expiration, or non-renewal of this Agreement, Supplier shall not have any right to sell any Supplied Products remaining in any of Supplier's inventory, Supplier acknowledges and agrees that Herbalife reserves and retains any and all rights not expressly granted hereunder to Supplier and Supplier shall not assert or claim any rights that are not expressly granted or set forth hereunder to Supplier.

         Supplier hereby grants Herbalife (or its designee) a limited, non-exclusive, nontransferable, royalty-free license solely to use the trademarks, servicemarks, tradenames, and logos owned by or licensed to Supplier (the "Supplier Trademark") in labeling and packaging the Supplied Products to identify the source and contents thereof, and in related marketing, sales, distribution and promotional activities. For products manufactured by or for Herbalife (or its designee) other than by Supplier as permitted by Section 4(a) of this Agreement, Supplier grants to Herbalife (or its designee) a limited, non- cxclusive, perpetual, non-transferable, royalty-free license solely to use Supplier Trademarks in labeling and packaging such products, and in related marketing, sales, distribution and promotional activities, to identify the source and contents of such products, to the extent that such contents include the Product Rights. Supplier agrees to keep Herbalife informed concerning any third party whose consent or license is required, and provide Herbalife with reasonable assistance in obtaining any required consent or license from any third party, with respect to the trademarks, servicemarks, tradenames, and logos of that third party, which are not included in Supplier's license to Herbalife herein, but which are necessary to meet the requirements for identifying the source and contents of the products manufactured by or for Supplier, Herbalife or its designee (the "Third Party Trademarks").

         Supplier represents, warrants and covenants that all use of Supplier Trademarks (that are owned by any third party) and Third Party Trademarks in connection with Supplied Products has been and shall be authorized, that no royalty or other compensation whatsoever is or shall be owed to any third party with respect to such use, and that the content of any Supplied Products that use Supplier Trademarks (that arc owned by any dill party) and/or Third Party
Trademarks include a component or ingredient which is manufactured, sold, marketed, or otherwise distributed by such third party.

         (c)Infringement. Supplier shall promptly notify Herbalife of any actual or apparent infringement of Herbalife's rights in or to any of the Product Rights or Herbalife Trademarks. Herbalife may, at its sole option and expense, prosecute any suit it deems necessary or appropriate to protect any of Herbalife's rights to the Product Rights or Herbalife Trademarks from and against infringement by third parties anywhere in the world and Supplier shall cooperate fully with Herbalife in connection with arty such action.

      9. Confidential Information.

         (a)Confidential Information. For purposes of this Agreement, "Confidential Information" means any non-public information or material, whether written, oral, or in any other form, received or obtained at any time, whether before, on or after the date hereof, that is described as (or provided under circumstances indicating it is) confidential or proprietary. Confidential Information includes, but is not limited to, know-how, product prices, marketing surveys and plans, flow charts, technical documentation, formulas, ingredients, weight control concepts, and information concerning the design, specifications and methods for the development, manufacture, packaging, supply, marketing, distribution and sale of products, in addition to the terms and conditions of this Agreement. Moreover, Confidential Information includes not only the information itself, but any document, sketch, design, video tape, reproduction, chart, graph, written application, or other writing or other form of communication or documentation (whether visual, audio, or otherwise) of that information. Confidential Information does not include information that a party can demonstrate with competent written proof is: (i) already lawfully known by that party at the time of first receipt from the other party and is not subject to any other nondisclosure agreement between the parties; (ii) now, or which later becomes, generally known to the industry through no fault of that party, or which is later published or generally disclosed to the public by the other party; (iii) otherwise lawfully and independently developed by that party (other than the Product Rights in the case of development by Supplier), or lawfully acquired from a third party without any obligation of confidentiality; or (iv) required by any governmental authority having jurisdiction over that party asserting a right to obtain such information,. including without limitation where disclosure is required to be made for the purpose of Herbalife obtaining Approvals in any jurisdiction; provided however, that prior to any such disclosure pursuant to this clause (iv) (except where such disclosure is required to be made to a governmental authority in order for Herbalife to obtain Approvals in any jurisdiction) the party concerned shall promptly advise the other party in the event of any request by a Governmental authority for the Confidential Information and shall cooperate with the other party to assert any right of objection to such request or to seek a protective order or to take other appropriate action to protect the Confidential Information. Without limiting the generality of the foregoing, Supplier acknowledges and agrees that any and all of the Product Rights (including without limitation for proposed New Products), Herbalife's intellectual property and trade secrets, and information relating to any and all aspects of developing, manufacturing, distributing or multi-level marketing of Herbalife's products are the Confidential Information of Herbalife.

         (b)Non-Use and Non-Disclosure. Each party agrees to hold in confidence and not to disclose or reveal to any person or entity any Confidential Information of the other party disclosed hereunder without the clew and express prior written consent of a duly authorized representative of the other party, except to those persons and entities who (i) are required to have the Confidential Information in order for the party receiving the information hereunder to exercise its rights or perform its obligations under this Agreement or for testing, evaluating or sampling proposed products for inclusion in this Agreement, and (ii) are bound by an obligation of confidentiality no less stringent am that set forth in this Agreement. Each party further agrees not to use or disclose any Confidential Information of the other party for any purpose at any time, other than for the limited purpose(s) referred to in this Agreement. In the event that a party is directed to disclose any portion of any Confidential information of the other party or any other materials proprietary to the other party in conjunction with a judicial proceedings, or arbitration, the disclosing party shall immediately notify the other party both orally and in writing and shall provide the other party with reasonable cooperation and assistance i obtaining a suitable protective order and in taking any other steps to preserve confidentiality.

         (c)Supplier Not To Use Confidential Information of Other Parties. Supplier represents, warrants and covenants that it will not use in the course of its performance under this Agreement, and will not disclose to Herbalife, any confidential or proprietary information of any third party (including competitors of Herbalife or Supplier) unless Supplier is expressly authorized in writing by such third party to do so.

         (d)Return of Materials Upon Termination. Upon termination, expiration or non-renewal of this Agreement, each party shall use all reasonable commercial efforts to return to the other party all material and documents containing Confidential Information, including any copies or extracts thereof, and shall erase any copies thereof contained in any electronic or other memory device. Supplier immediately shall cease and desist from using any Confidential Information of Herbalife, including without limitation Confidential Information concerning the Product Rights, for any purpose whatsoever.

      10. Inspection and Documents; Audits. Herbalife, or Herbalife's designated agents, shall have the right from time to time, on reasonable notice and during business hours, to inspect and/or carry out a general quality assurance review of Supplier's facilities, manufacturing arrangements, inventory storage areas and all other places relating to the performance of Supplier's duties hereunder. Additionally, Herbalife, or Herbalife's designated agents, may submit any Supplied Product to any and all forms of chemical analysis, testing and review. Upon request by Herbalife, or Herbalife's designated agents, Supplier shall furnish Herbalife with information and copies of documents necessary for Herbalife to: (i) give Herbalife assurance that the Supplied Products were manufactured and supplied in accordance with this Agreement and in compliance with applicable Laws, (ii) enable Herbalife to assure that the Supplied Products comply with the labeling claims made for the Supplied Products, (iii) secure all governmental licenses; registrations or approvals for the Supplied Products as required by applicable Laws, (iv) respond to all governmental inquiries or requests, and (v) verify the true and actual cost of manufacturing, packaging, labeling, insuring, shipping, supply and delivery by Supplier of Supplied Products.

      11.   Termination.

         (a)By Supplier. Supplier may terminate this Agreement (i) sixty (60) days following written notice to Herbalife of a material breach of this Agreement (or any other written agreement between the parties) by Herbalife, if such breach has not been cured, or if Herbalife has not commenced diligently to cure such breach, within such sixty-day (60-day) period; or (ii) immediately upon the Insolvency of Herbalife.

         (b)By Herbalife. Herbalife may terminate this Agreement (i) sixty (60) days following written notice to Supplier of a material breach of this Agreement (or any other written agreement between the parties ) by Supplier, if such breach has not been cured, or if Supplier has not commenced diligently to cure such breach, within such sixty-day (60-day) period; or (ii) immediately upon (x) the Insolvency of Supplier, (y) notice to Supplier in the event of a failure by Supplier, on three (3) or more occasions in any twelve-month (12-month) period, to meet the Service Level requirements as set forth in Section 6(c) or (z) the Change of Control of Supplier.

         (c)Definition of Insolvency. "Insolvency" shah mean that, with respect to an entity, such entity shall (i) make a general assignment for the benefit of creditors or an agent authorized to liquidate its assets, (ii) become the subject of bankruptcy or insolvency proceedings or other proceedings for relief under any bankruptcy or other Law for the relief of debtors, where, with respect to an involuntary petition in bankruptcy, the petition shall not have been stayed within sixty (60) days, (iii) apply to a court for the appointment of a receiver or custodian for substantially all of its assets or properties, with or without consent, and such receiver is not discharged with sixty (60) days after appointment or (iv) adopt a plan of complete liquidation of its assets.

         (d)Definition of Change of Control. A "Change of Control" means (i) any change, sale, merger, reorganization, transfer, pledge, granting of an option, wan-ant hypothecation or any other event or action that results or could result in a third party having an interest in or a lien or encumbrance upon (x) all or a material part of the business or assets of Supplier or (y) any of the issued and outstanding capital stock of Supplier (on a fully-diluted basis) such that the present shareholders of Supplier no longer own more than fifty (50%) of such capital stock or no longer have the authority and power to elect a majority of the directors of Supplier or to direct and control the management and affairs of Supplier or (ii) any assignment or delegation of, sale, transfer, pledge, granting of an option, hypothecation or any other action that results or could result in a third party having an interest in or a lien or encumbrance upon Supplier's rights and obligations under this Agreement (or any part thereof), without the prior written consent of Herbalife.

         (e)Effect of Termination, Expiration or Non-Renewal. In the event of any termination, expiration or non-renewal of this Agreement, Herbalife shall remain the sole and exclusive owner of the Product Rights and shall be entitled to sell and distribute all Supplied Products in its inventory. If Supplier terminates this Agreement pursuant to Section 11(a) above, Herbalife shall purchase Supplied Products remaining in Supplier's possession but not to exceed the quantity on firm order for the preceding five (5) weeks at prices no higher than those specified in this Agreement; provided, however, that if this Agreement is terminated for any other reason or expires or is not renewed in accordance with the terms and conditions hereof, Herbalife shall have the right, but not the obligation, to (i) purchase Supplied Products remaining in Supplier's possession and/or (ii) purchase and take delivery of any Supplied Products ordered prior to the date of termination, expiration or non-renewal of this Agreement, at prices no higher than those .specified in this Agreement. Unless otherwise provided in this Agreement, Supplier shall promptly destroy all Supplied Products in its possession upon termination of this Agreement and provide written confirmation to Herbalife of such action.

         (f)No Liability of Terminating Party for Termination Pursuant to Agreement. Supplier and Herbalife have each considered the possibility that either or both parties will incur expenses in preparing for performance of this Agreement and that either or both parties will incur expense's and suffer losses as a result of termination of this Agreement and the parties have nevertheless agreed that neither party in exercising its right to terminate or not renew this Agreement in accordance with the terms and conditions hereof (the "Terminating Party") shall incur any liability whatsoever for any damage, loss or expense of any kind suffered or incurred by the other (or for any compensation to the other) arising from or incident to any such termination or nonrenewal, whether or not the Terminating Party is aware of any such damage, loss or expense. Any termination hereof shall not impair any rights nor discharge any obligations which have accrued to the parties as of the effective date of such termination.

         (g)Survival. Notwithstanding any other provision contained herein, Sections 6(a) and (b), 7, 8(a)(i), 9, 10, 11(e), (f), and (g), 12, 15, 18, and
25 through 28 shall survive the termination, expiration or non-renewal of this Agreement for any reason.

      12. Indemnification. Supplier shall indemnify, defend and hold Herbalife and its designees, and their respective officers, directors, shareholders, affiliates, employees and agents (each, an "Indemnified Party"), harmless from and against any and all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties, reasonable attorneys' fees, costs of investigation and any legal or other expenses or costs incurred or suffered by any Indemnified Party arising out of, in connection with or resulting from any claim or allegation as to: (a) any product liability or defect (other than to the extent caused by and attributable to the acts or omissions of any Indemnified Party), or (b) any violation or infringement by Supplier (or any manufacturer of Supplied Products) 'upon any common law or statutory rights of any third party, including without limitation rights relating to copyrights, Patents, trade marks, contractual rights or trade secret rights (other than to the extent caused by and attributable to the acts or omissions of Herbalife), or (c) any inaccuracy or breach in or of or any failure to observe or perform any of Supplier's covenants, representations, warranties or obligations under this Agreement. Further, with respect to rights of Herbalife under (b) above in this Section 12:
(i) Supplier shall provide, at its own cost, non-infringing replacements to Supplied Products of equivalent quality and effect, or obtain at its own cost the necessary licenses from third parties to allow Herbalife to continue to market, sell, distribute and promote the Supplied Products, and (ii) in addition to other remedies, Herbalife shall be entitled to a full refund of all payments made to or in connection with Supplier.

      13. Insurance. Supplier shall maintain, and shall insure all manufacturers of Supplied Products maintain, in full force and effect throughout the Term, at their sole cost and expense, insurance with financially sound and established reputable insurers of the type and quantity (and with such risk retention) generally maintained by the companies of established repute in the nutritional products line of business, such insurance to include, without limitation, products liability insurance in an amount no less than five million U.S. dollars (U.S. $5,000,000.00) per occurrence. Supplier shall upon request provide Herbalife with a copy of any documentation relating to any such insurances. Supplier shall, and shall insure that all manufacturers of Supplied Products, if Herbalife so requests, have Herbalife named as an additional insured beneficiary, with Herbalife able to claim thereunder as primary beneficiary and without offset or deduction whatsoever as a result of any insurance obtained by Herbalife.

      14. Amendment or Waiver. This Agreement shall not be amended, nor shall any of its terms be deemed to have been waived by either party, unless such amendment or waiver is in writing in a document that specifically refers to this Agreement and specifically states that it intends to amend this Agreement or waive a term of this Agreement and such document is signed by Supplier and two
(2) duly authorized executive officers of Herbalife. Any delay or failure by a non-defaulting party hereto to exercise its rights hereunder shall not constitute a waiver thereof by that non-defaulting party, and no single or partial exercise by a non-defaulting party hereto shall preclude other or further exercise thereof by that non-defaulting party. General correspondence between the parties, invoices, purchase orders or any other document exchanged between the parties not meeting the requirements of this Section 14 shall not be deemed to amend or waive any term of this Agreement.

      15.   Governing Law; Injunctive Relief

         (a)Governing Law. This Agreement is to be construed in accordance with and governed by the internal laws of the State of California (as permitted by Section 1646.5 of the California Civil Code or any similar successor provision) without giving effect to any choice of law rule that would cause the application of the laws of any jurisdiction other than the internal laws of the State of California to the rights and duties of the parties. In the event of any legal action, arbitration or other proceeding, the prevailing party shall be entitled to reimbursement of its costs, including court and arbitration costs and expert witnesses' and reasonable attorneys' fees and costs.

         (b)Injunctive Relief. If Supplier breaches Section 8, 9, or 19, the parties acknowledge that the damage or imminent damage to Herbalife's business or its goodwill would be irreparable and difficult to estimate, making any remedy at law or in damages inadequate. Accordingly, notwithstanding any other provision in this Agreement Herbalife shall have the right to pursue a claim for injunctive relief, damages and attorneys' fees in a court of competent jurisdiction for Supplier's breach of any covenant, agreement or obligation arising under Section 8, 9, or 19, in addition to any other relief available to Herbalife under this Agreement or under Law.

      16. Counterparts. This Agreement may be executed in multiple counterparts, which taken together shall constitute one instrument and each of which shall be considered an original for all purposes.

      17. Time is of the Essence. The parties agree that time is of the essence under this Agreement.

      18. Notices. All notices, requests, demands and other communications hereunder shall be in writing, in English, and shall be deemed to have been duly given (except as may otherwise be specifically provided herein to the contrary) if delivered by hand, by a nationally recognized overnight delivery service, by facsimile transmission followed by mail, or mailed by certified or registered mail with postage prepaid.

         (a)If to Supplier:

            Manhattan Drug Company, Inc.
            201 Route 22
            Hillside, New Jersey 07205
            Attention: Mr. E. Gerald Kay, President
            Facsimile No.: (973) 926-1735

            With copies to:

            Shanley & Fisher P.C.
            131 Madison Avenue
            Morristown, New Jersey 07960
            Attention: Kevin M. Kilcullen, Esq.
            Facsimile No.: (973) 540-8819

         (b)If to Herbalife:

            Herbalife International of America, Inc.
            1800 Century Park East, 14th Floor
            Century City, California
            Attention: Mr. Bernie O'Brien,
            Senior Vice President
            Facsimile No.: (310) 557-3928

         With copies to:

            Herbalife International, Inc.
            1800 Century Park East, 14th Floor
            Century City, California 90067
            Attn: Robert A. Sandler, Esq.
                General Counsel
            Facsimile NO.: (310) 557-3906

            Morrison & Foerster LLP
            555 West 5th Street
            Los Angeles, California 90013
            Attn:  Rena L. O'Malley, Esq.
            Facsimile No.: (213) 892-5454

or such other address or facsimile number as any of the persons designated above may have specified in a notice or communication duly given to the other designated person as provided herein. Such notice or communication will be deemed to have been given as of the date so delivered or telecopied, or if mailed, two business days thereafter.

      19. Binding Effect; Non-Assignability. This Agreement shall inure to the benefit of, and be binding on, the parties hereto, their respective successors and assigns; provided, however, that neither this Agreement nor the rights and obligations of Supplier hereunder shall be transferable, assignable or delegable by Supplier nor shall there be any Change of Control of Supplier without the consent of Herbalife. Any purported transfer, assignment or delegation in breach of this Section 19 shall be null and void.

      20. Relationship of the Parties. The parties expressly understand and agree that Supplier is an independent contractor hereunder; no joint venture, partnership or agency relationship is created or intended to be created by this Agreement;. and Supplier shall not be deemed to be or become hereunder the representative or agent of Herbalife.

      21. Force Majeure. Neither party shall be liable to the other party for failure or delay in the performance of any of the obligations under this Agreement for the time and to the extent such failure or delay is caused by reason of acts of God or other cause beyond its reasonable control, including acts of government, riots, war, interruption of transportation, strikes or other labor trouble, shortage of labor, fire, storm, flood, earthquake, inability to obtain suitable raw materials, products, parts, components, fuel or power, or extraordinary price increases (each a "Force Majeure Event"). The performance of obligations hereunder shall be suspended during the existence of any ,Force Majeure Event, and upon cessation of such Force Majeure Event, shall again be required; provided, however, that the parties hereto shall use their reasonable commercial efforts to minimize the consequences of such Force Majeure Event and in the event either party is unable to perform as a result of such Force Majeure Event for a period of sixty (60) consecutive days, the other party may immediately terminate this Agreement upon notice to the non-performing party.

      22. Exhibits and Schedules. Any exhibit or schedule attached hereto is made a part hereof and is fully incorporated herein by reference.

      23. Entire Agreement. This Agreement embodies the entire understanding of the parties, and supersedes any other agreement between the parties, with respect to the subject matter of this Agreement, including without limitation any confidentiality agreement between Herbalife and Supplier. In the event of any conflict between this Agreement and any other document., including any purchase order, this Agreement shall prevail.

      24. Agreement Negotiated. The parties are sophisticated and have been represented by lawyers throughout this transaction who have carefully negotiated the provisions hereof As a consequence, the parties do not believe the presumption of California Civil Code Section 1654 and similar laws or rules relating to the interpretation of contracts against the drafter of any particular clause should be applied in this case and therefore waive its effects.

      25. Remedies Not Exclusive. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy will be cumulative and will be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. The election of any one or more remedies will not constitute a waiver of the right to pursue other available remedies.

      26. Partial Invalidity. In the event that any of the provisions of this Agreement are held to be unenforceable or invalid by any court of competent jurisdiction, the validity and enforceability of the remaining provisions will not be affected thereby.

      27. Language; Interpretation. The language controlling the construction and interpretation of this Agreement shall be English. Section headings are included solely for convenience and shall not constitute a part hereof. Unless the context otherwise requires, words importing the singular shall be deemed to import the plural and vice versa.

      28. Third Party Beneficiaries. No person or entity shall be a third party beneficiary of this Agreement, except that any designee of Herbalife shall be entitled to enforce against Supplier the rights conferred upon that designee hereunder.

      29. Media Relations. Each of Herbalife and Supplier agree that during the Term each will not, and will cause its affiliates not to, disparage each other or release commercially sensitive information about each other in any oral, written or electronic public statements (including without limitation in any securities filing of Supplier or its affiliates with the U.S. Securities and Exchange Commission) concerning any matters relating to or arising from this Agreement. Supplier agrees, and will cause its affiliates not to, make any such public statements prior to the launch by Herbalife of the Supplied Products as products to be sold in commercial quantities by or on behalf of Herbalife to its distributors (and in any event only after provision to Herbalife of a proposed draft and then having obtained the approval in advance of Herbalife).

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.

                                          HERBALIFE INTERNATIONAL OF
                                          AMERICA, INC.


                                          By________________________________
                                          Name:_____________________________
                                          Its_______________________________


                                          By________________________________
                                          Name:_____________________________
                                          Its_______________________________


                                          MANHATTAN DRUG COMPANY, INC.


                                          By________________________________
                                          Name:_____________________________
                                          Its_______________________________


                                          By________________________________
                                          Name:_____________________________
                                          Its_______________________________

                                   EXHIBIT A-1

                                SUPPLIED PRODUCTS

1.    LIST OF CURRENT PRODUCTS AND PRODUCT PRICES THEREFOR



               Product                  Product Price Per Unit

           "Super Ginkgo"                        $2.12


                   30 Tablets per Bottle; 12 Bottles per Case


2. SPECIAL TERMS FOR CURRENT PRODUCTS

     *This is not the final name


   Note:  "Ultimate Ginkgo" is final name

                                   EXHIBIT A-2

                                  NEW PRODUCTS

1. LIST OF NEW PRODUCTS AND PRODUCT PRICES THEREFOR

               Product                  Product Price Per Unit





[Detailed description of product?][flavors?][special packaging?]
[units per case?] [volume discount?]


2. SPECIAL TERMS FOR NEW PRODUCTS

                                    EXHIBIT B

                              LOCAL DELIVERY POINT


   Herbalife's Los Angeles distribution center at 930 East 233rd Street, Carson, CA 90745 or Herbalife's Memphis distribution center at 3580 East Raines Road, Memphis, TN 38118 as designated by Herbalife.

                                  Exhibit 10.13
                             MANUFACTURING AGREEMENT

      AGREEMENT (this "Agreement") made and entered into effective as of the 14th day of February, 1998, by and between PILON INTERNATIONAL, PLC, a company incorporated under the laws of England and Whales, with its registered office at Bell House, 175 Regent Street, London WlR 7FB, England (hereinafter referred to as "PILON"), and MANHATTAN DRUG COMPANY, INC., a New York corporation with offices at 225 Long Avenue, Building 15, P.O. Box 278, Hillside, New Jersey 07205 (hereinafter referred to as "MANHATTAN") .

                              W I T N E S S E T H:
      WHEREAS, PILON is engaged in, among other things, the business of distributing and selling various vitamins and nutritional supplements (the "Business"); and
      WHEREAS, MANHATTAN is engaged in, among other things, the business of manufacturing and developing formulas for vitamins and nutritional supplements; and
      WHEREAS, PILON and MANHATTAN agree that it is in their mutual interest that MANHATTAN develop formulas and products to be sold under a private label (the "Private Label"') chosen by PILON; and
      WHEREAS, PILON and MANHATTAN agree that it is in their mutual interest that MANHATTAN manufacture and supply the products related to the Business to PILON on the terms herein set forth.
      NOW, THEREFORE, in consideration of the mutual. covenants herein contained, the parties hereby agree as follows:
      1. PRODUCTS. MANHATTAN shall manufacture, sell and deliver to PILON, and PILON shall purchase and receive from MANHATTAN, such Products (defined at clause 2 below) as may be required by PILON from time to time for the Business upon the terms and conditions hereinafter, set forth. For the purposes of this Agreement, the word "manufacture" shall include the manufacture of the Products, and a bottling and labeling operation with respect to the Products.
    2. PRODUCT DEVELOPHENT. (a) MANHATTAN shall develop formulas, vitamins, and nutritional supplements for the product's set forth on Schedule A annexed hereto (the "Products") for sale under the Private Label. All right, title and interest in the formulas for the Products shall remain the sole property of MANHATTAN. MANHATTAN shall license PILON with the right to sell the Products containing the formulas for the sum of one ($1.00) dollar per year during such time as this Agreement shall be in force.

         (b)PILON acknowledges and agrees that upon termination of this Agreement, all of PILON's rights in and to the formulas for the Products shall immediately cease, and terminate and PILON shall promptly return to MANHATTAN all documentation and other tangible data and information, including all copies or other reproductions thereof, relating to the formulas for the Products, disclosed or delivered by MANHATTAN or otherwise made available to PILON hereunder.
      3. CONFIDENTIALITY AGREEMENT. Simultaneously with and as condition to the execution and delivery of this Agreement by PILON, PILON and MANHATTAN are entering into that certain Confidentiality Agreement (the "Confidentiality Agreement"), the terms of which are an integral part of the terms of this Agreement and are hereby incorporated by this reference.
      4. TERM. This Agreement shall be effective for a three year period (the "Initial Term") commencing on the lst day of March, 1998 (the "Effective Date"), and for successive annual periods thereafter (each a "Renewal Term"), subject to termination by either party upon written notice to ,the other party not less than one (1) month prior, to the expiration of the Initial Term or any Renewal Term thereafter, unless, sooner terminated in accordance with Section 15 below. Each annual period under this Agreement is hereinafter sometimes referred to as a "contract year".
      5. DELIVERY FORECASTS.
      The parties to this Agreement acknowledge that PILON is unable to forecast its delivery requirements on a monthly basis with respect to such Products for the first contract year. PILON shall use its best efforts to submit to MANHATTAN delivery forecasts for succeeding contract years.
      6. ALTERNATE MANUFACTURERS. MANHATTAN and PILON acknowledge and agree that MANHATTAN shall be the exclusive manufacturer for PILON of such Products described on Schedule A annexed hereto. PILON shall have the right to purchase the Products from other manufacturers designated by MANHATTAN during the term of this Agreement if MANHATTAN is unable to manufacture the Products.
      7. PRICE. The initial per unit prices for the Products shall be MANHATTAN' s current price (a list of' the current price is attached hereto as Schedule B) and are composed of a labor component, an overhead component and a raw materials component. The price per unit for the Products shall remain MANHATTAN' s current prices during the Initial Term and for Renewal Terms, subject to change only in MANHATTAN's costs of acquiring the raw materials component of the Products. For the purpose of this Agreement, the term "raw materials" shall include bottling and packaging materials.

      8. INVOICES AND PAYMENTS. All Products shall be shipped free on board from Manhattan's warehouse facility in. Hillside, New Jersey. All Products shipped hereunder shall be shipped pursuant to a 30 day divisible, transferable letter of credit issued by a bank reasonably acceptable to Manhattan.
      9. CHANGES IN SPECIFICATIONS.
         (a)PILON may at any time and from time to time make changes to the Product specifications, previously given to MANHATTAN. All changes in the Product specifications shall be it writing, signed by PILON and, as of the effective date specified by PILON (which shall be at least thirty (30) days after the same are delivered to MANHATTAN), shall be deemed to be a part of this Agreement.
         (b)If any change in the Product specifications shall result in a change in MANHATTAN's actual costs of manufacture, MANHATTAN will promptly notify PILON of such change in writing and the amount of any such increase or decrease shall be borne by or inure to the benefit of PILON, as the case may be. MANHATTAN shall provide to PILON upon request substantiation of any increase or decrease in such costs.
      10. DELIVERY; TITLE; RISK OF LOSS. MANHATTAN shall deliver, or cause to be delivered, the Products ordered hereunder to PILON's facility in Italy having as address at SAIMA AVANDERO S.P.A., Via Dante N. 132/134, 20090 Limito Di Pioltello (MI) (or to such other locations as PILON may advise MANHATTAN in writing) on the dates specified in PILON's purchase orders. Title and risk of loss with respect to all Products sold hereunder shall pass to PILON upon delivery to PILON. MANHATTAN shall be responsible for compliance with all health, environmental and other laws relating to the safe handling and transportation of the Products until delivered to PILON.
      11. WARRANTIES; REMEDIES. MANHATTAN hereby warrants and agrees that:
         (a)All Products delivered pursuant to this Agreement shall be free from defects in materials and workmanship.
         (b)MANHATTAN shall comply with all applicable Federal, State and local laws and regulations in manufacturing, bottling, packaging and labeling the Products hereunder, including, but not limited to, all requirements of the Fair Labeling and Packaging Act, the Fair Labor Standards Act of 1938, as amended, the Equal Employment Opportunities provisions of the Civil Rights Act of 1964, as amended, and all regulations promulgated thereunder.

         (c)In addition to any other remedies that PILON may have hereunder or under applicable law, PILON may return any unit of the Products which does not satisfy any of the foregoing warranties at the time it is delivered to PILON (each, "Rejected Product"), at any time within one (1) year after the date of such delivery, to MANHATTAN at MANHATTAN's risk and cost, and MANHATTAN shall, if so directed by PILON, at MANHATTAN's sole expense, promptly deliver a replacement which conforms to all requirements set forth in this Agreement to PILON's facility in Italy having as address at SAIMA AVANDERO S.P.A., Via Dante
N. 132/134, 20090 Limito Di Pioltello (MI) (or to such other locations as PILON may advise MANHATTAN in writing). If a replacement is not requested, MANHATTAN shall promptly return all payments which may have been made in respect of the Rejected Product, and PILON need not pay for any units thereof for which payment has not yet been made.
         (d)The warranties set forth in Subsections (a) and (b) of this Section 11 shall survive PILON's acceptance of Products hereunder.
      12.   INSURANCE.
         (a)MANHATTAN shall, throughout the term hereof, maintain (i) worker's compensation insurance in statutory amounts covering all of its employees, (ii) employer's liability insurance with a minimum per occurrence limit of $1,000,000, and (iii) public liability insurance (including product liability and "broad form" contractual liability) for injuries, including accidental death, to any one person in an amount not less than $10,000,000 and on account of any one accident in an amount not less than $10,000,000, and for property damage in an amount not less than $500,000 (the employer's liability and public liability insurance are herein referred to as the "Liability Insurance").
         (b)All insurance policies required hereunder shall be issued by companies reasonably acceptable to PILON. PILON (and such other companies as it may nominate) shall be named as additional insured under MANHATTAN's Liability Insurance. MANHATTAN shall furnish PILON with certificates of insurance which provide that PILON (and such other companies as it may nominate) are named as an additional insured under the Liability Insurance, that the Liability Insurance is primary as to any other insurance, that the issuers of the Liability Insurance waive subrogation against PILON (and its nominees), that the Liability Insurance includes contractual liability and that all policies required hereunder cannot be modified or cancelled without thirty (30) days advance notice being given to PILON. The existence of any such insurance shall not be construed as a limitation of MANHATTAN'S liability hereunder.

      13.   FORCE MAJEURE.
         (a)Failure by MANHATTAN to make any delivery hereunder (or portions thereof) when due shall not subject MANHATTAN to any liability to PILON if MANHATTAN declares in writing to PILON that performance,, cannot be made due to
(i) act of God or the public enemy, fire, explosion, perils of the sea, flood, drought, war, riot, sabotage, accident or embargo; (ii) without limiting the foregoing circumstances, any circumstances of like or different character beyond the reasonable control of MANHATTAN; interruption of or delay in transportation beyond the reasonable control of MANHATTAN; (iv) inadequacy or shortage or failure of normal sources of supply of materials, energy or equipment beyond the reasonable control of MANHATTAN; (v) equipment breakdowns beyond the reasonable control of MANHATTAN; (vi) labor trouble from whatever cause arising and whether or not the demands of the employees involved are reasonable and within MANHATTAN's power to concede; or (vii) compliance by MANHATTAN with any order, action, direction or request of any governmental officer, department, agency, authority or committee thereof (any occurrence or condition set forth in subsections (i) through (vii) above are herein referred to as "Force Majeure").
         (b)If MANHATTAN claims an excuse hereunder, MANHATTAN shall promptly notify PILON in writing, specifying the reasons therefor and expected duration thereof. MANHATTAN shall take reasonable steps to ensure resumption of full performance hereunder as soon as reasonably possible.
      14.INTANGIBLE  PROPERTY;  GRANT  OF  LICENSE;   CONFIDENTIAL  INFORMATION.
         (a)The parties hereby acknowledge and agree that PILON is the owner of all trademarks, tradenames and information relating directly or indirectly to any aspect of the Business or affairs of PILON, or-the pricing, employees, customers, financial condition or prospects thereof.
         (b)MANHATTAN covenants for the benefit of PILON its subsidiaries and affiliates, to hold all information (the "Confidential Information") directly or indirectly to any aspect of the Business or affairs of PILON, or the pricing, employees, customers, financial condition or prospects thereof, in confidence in perpetuity and to not disclose any Confidential Information to any third party unless MANHATTAN can demonstrate by documentary evidence that such Confidential Information (i) is made known to the public generally through no fault or act of MANHATTAN, or its subsidiaries or affiliates, or (ii) is required to be disclosed by governmental authority; provided, however, with respect to required disclosures pursuant to subsection (iii) hereof MANHATTAN shall give PILON immediate notice of the requested disclosure and shall cooperate with PILON in the event PILON chooses to challenge such disclosure. MANHATTAN shall protect Confidential Information at least to the extent it protects its own proprietary information and shall disclose Confidential Information only to those employees of MANHATTAN with an absolute need to know.
         (c)MANHATTAN further acknowledges and agrees that it would be difficult to assess the monetary damages PILON would sustain in the event of the breach of the obligations contained in this Section 14, and expressly recognizes that an irreparable injury would be caused to PILON by any such breach, and that
MANHATTAN's  obligations  set  forth  in  this  Section  14 can be  enforced  by injunction. MANHATTAN will indemnify PILON for all, costs and expenses, including reasonable attorneys' fees and disbursements, incurred by PILON in enforcing MANHATTAN's .obligations or protecting PILON's rights under this
Section 14.
      15. MANHATTAN'S INDEMNITY.
      MANHATTAN shall indemnify and hold harmless PILON, its subsidiaries and affiliates, and their respective officers, directors and employees (collectively, "Indemnitees") from and against any and all claims, demands, causes of action, suits, proceedings, judgments, decrees, liabilities, losses, damages and costs, including attorneys' fees and disbursements (collectively "Claims"), which may be asserted against any Indemnitee to the extent they arise out of, are connected with or relate to, any and all units of the Product, whether or not for damage to property or injury or death, including, but not limited to (a) Claims involving (i) the operation of MANHATTAN's facility, or
(ii) the failure of any unit of any Product to comply with the specifications of PILON's purchase orders, and (b) Claims involving any environmental, safety or health law/ regulation or order of any governmental authority. In addition to the foregoing, at PILON's written request, MANHATTAN will, at its own expense, assume the defense of any Claim arising out of, connected with or related to any Product using counsel reasonably acceptable to PILON; provided, however, that MANHATTAN shall not be responsible for any Claim arising out of (i) misuse of any Product, or (ii) any change or modification to any Product after delivery to PILON.
      16.   TERMINATION.
         (a)In addition to the right of either party to terminate this Agreement at the end of the Initial Term or any Renewal Term thereafter as set forth in
Section 4 above, either party may terminate this Agreement by written notice to the other party if the other party (i) suspends payment of its debts or enters into or becomes subject to insolvency, liquidation, dissolution or bankruptcy proceedings, (ii) makes an assignment for the benefit of its creditors, (iii) has a receiver or trustee appointed for all or a substantial portion of its assets, (iv) seeks relief under any law for debtors' relief, (v) attempts to assign this Agreement or delegate its duties hereunder unless authorized under this

Agreement, (vi) fails to perform its obligations under this Agreement for a period of thirty (30) days (either consecutively or in the aggregate) during any contract year due to Force Majeure (as hereinafter defined), or (vii) fails to comply with the terms and conditions of this Agreement in any material respect;
provided,   however,  that  in  such  event,  with  respect  to  the  events  or circumstances set forth in subsection (vii) above, the party failing to comply with the terms and conditions of this Agreement in such material respect shall be provided at least ten (10) days' prior written notice during which it may cure the failure.
            (b)   Except as expressly set forth in this  Agreement,  termination of this Agreement: (i) will not affect or impair the' rights, liabilities and obligations of any party under any purchase order issued prior to the effective date of termination, including without limitation the right of PILON to sell all Products delivered to PILON prior to termination hereof; and
                  (ii) will not relieve any party of any obligation or liability incurred under this Agreement prior to the effective date of termination.
            (c) In the event of termination hereunder for whatever reason (other than nonpayment), MANHATTAN shall, at PILON's option, and upon PILON's request, continue to perform its obligations hereunder for a period of up to one hundred eighty (180) days beyond the date of termination.
      17.  GOVERNING  LAW. This  Agreement  shall be governed by the laws of the
State of New Jersey, including the New Jersey adopted version of the Uniform Commercial Code.
      18. ASSIGNABILITY. This Agreement may not be assigned by either party without the consent of the other party, which consent shall not be unreasonably withheld; provided, however, that either party may assign some or all of its rights or obligations hereunder without the other party's consent to any person or entity controlling, controlled by, or under common control with, the first
 .party, or, pursuant to a stock or asset sale, a merger or any other transaction, to any successor to all or substantially all of the assets of any business unit of the first party receiving the benefits of this Agreement, provided, however, that the successor is not in a business similar to or in competition with PILON' s business (or that of its customers).
      19. ARBITRATION. Any dispute, controversy or claim arising out of or relating to this Agreement, which cannot be amicably settled, shall be finally settled by arbitration to be held in New Jersey, in accordance with the rules of
the  American  Arbitration  Association.   Arbitration  shall  be  before  three
arbitrators, one to be selected by each of the parties and the third to be chosen by the first two arbitrators. Each party shall be responsible for its own expenses regarding any arbitration. The costs of the arbitration itself shall be shared equally by the parties unless otherwise determined by the,-arbitrators. Judgment upon any award may be entered in any court having jurisdiction and shall be final.
      20. NOTICES. All notices, requests, demands and other communications hereunder shall be in writing and shall be given to the parties at their respective addresses set forth below and shall be sent by (i) hand delivery;
(ii) certified mail, return receipt requested, postage prepaid; (iii) a recognized "overnight" delivery service; or (iv) telecopy. Notices sent by hand delivery shall be deemed received when delivered to the address and/or person set forth below; notices sent by certified mail shall be deemed received when accepted; notices sent by "overnight" delivery service shall be deemed received when delivered; and notices sent by telecopy shall be deemed received upon receipt of confirmation of dispatch:
            If to PILON:PILON INTERNATIONAL, PLC
                        Bell House
                        175 Regent Street
                        London W1R 7FB
                        England
                        Attention:Mr. Gabriele Albora
                                  Mr. Peter Colerigde
                        Telephone No. +(44) 171 2875322

      With a copy to:   P&P SERVICES SA
                        via Balestra 22/B
                        CH 6900 LUGANO
                        Switzerland
                        Attention:  Mr. Fernando
                        Telephone No. +(41) 91 912 2670
                        Telephone No. +(41) 91 921 0470

      If to MANHATTAN:  MANHATTAN DRUG COMPANY, INC.
                        225 Long Avenue
                        Hillside, NJ 07205
                        Attention:  Mr. E. Gerald Kay, President
                        Telephone No. (973) 926-0816
                        Telecopy No.  (973) 926-1735

      With copies to:   Shanley & Fisher, P.C.
                        131 Madison Avenue
                        Morristown, NJ 07962-1979
                        Attention:  Kevin M. Kilcullen, Esq.
                        Telecopy No. (973) 285-1625

or to such other address or telecopy number as any party may designate by written notice in the aforesaid manner.
      21. INSPECTION. PILON shall have the right, during normal business hours and upon not less than two (2) hours prior notice, to inspect the books and records of MANHATTAN as to PILON transactions hereunder and plants and facilities of MANHATTAN producing PILON Products in order to confirm compliance with this Agreement or to review any information provided to PILON by MANHATTAN hereunder.

      22. WAIVER. The right of either party at any time to require strict performance by the other party hereto of any or all of the terms and conditions of this Agreement shall in no way be affected or impaired by prior waiver, forbearance, or course of dealing.
      23. ENTIRETY. This Agreement constitutes the entire agreement between the parties hereto with respect to the development, manufacture, and supply by MANHATTAN and purchase by PILON of the Products, and merges and supersedes all prior understandings and representations, whether oral or written, between the parties pertaining thereto. No addition, modification or alteration of this Agreement shall be of any force or effect whatsoever unless reduced to writing and signed by the party to be charged thereby. Any provision appearing on any purchase order, sales order, sales acknowledgment, purchase order release or similar document which appears to modify, alter or add to the provisions of this Agreement, shall be null and void and of no effect whatsoever unless acknowledged and accepted, in writing, by both parties on said documents.
      24. SURVIVAL. The obligations of the parties under Sections 10, 13, 14, 15, 18, and 19 hereof shall survive the termination of this Agreement.
      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers, as of the date and year first hereinabove written.
                                  PILON INTERNATIONAL, PLC
                                  By:__________________________
                                  Name:________________________
                                  Title:_______________________

                                  MANHATTAN DRUG COMPANY, INC.
                                  By:__________________________
                                  Name:________________________
                                  Title:_______________________

                                   Schedule A
6th ELEMENT
IMUNO GRANIT
DEFINITY
CAPRICE
FRUITONATURAL
VEGENATURAL
MARE
VULCAN
GINGSTAR

                                   SCHEDULE B

 Item                 Product                 Original CostRevised Cost
Number              Description                Per Bottle   Per Bottle

2148/30's            6th Element                $   2.52    $   2.580
2149/30's            Imuno Granit               $   2.30    $   2.360
2150/60's            Gingstar                   $   2.45    $   2.533
2151/30's            Definity                   $   2.95    $   3,010
2152/30's            Caprice                    $   1.40    $   1,460
2153/60's            Mare                       $   1.90    $   1,983
2154/30's            Vulcan                     $   2.03    $   2,090
2155/60's            Vege Natural               $   2.28    $   2,363
2156/60's            Fruito Natural             $   2.43    $   2,513
Raw Material Cost Includes the Following:
1. All active ingredients
2. All inactive ingredients
3. Coating Costs
4. Cost of blue bottle, cotton and cap (with 4 color artwork), Label 5. Cost of standard non-printed corrugated box (approximately 100 per box)

Manufacturing and Bottling Charge Includes the Following:
1. Manufacturing and bottling labor and necessary supplies
2. Some but not all testing of products. To be discussed in further detail.

Not included
Tooling and Plate charges for labels

                                   6TH ELEMENT

                                    Raw Material Cost   Unit

Pycnogenol                             $2,210.000         kg
Calcium Phosphate Dibasic              $    1.510         kg
Microcrystalline Cellulose             $    3,000         kg
Stearic Acid                           $    1.760         kg
Croscarmellose Sodium                  $   10,000         kg
Magnesium Stearate                     $    2.500         kg
Silica                                 $    2.600         kg
Coating                                $    0.500         1000

Blue PET Bottle, Wadding & Box         $    0.110         bottle
White Ribbed Cap with 4 Color Artwork  $    0.040         each
Label                                  $    0.040         each

                                  IMUNO GRANIT

                                    Raw Material Cost   Unit

Cat's Claw                             $   62.000         kg
Echinacea                              $  170.000         kg
Calcium Phosphate Dibasic              $    1.510         kg
Microcystalline Cellulose              $    3.000         kg
Calcium Carbonate                      $    1.350         kg
Hydrogenated Vegetable Oil             $    3.770         kg
Croscarmellose Sodium                  $   10.000         kg
Magnesium Stearate                     $    2.500         kg
Silica                                 $    2.600         kg
Coating                                $    0.500         1000

Blue PET Bottle, Wadding & Box         $    0.110         bottle
White Ribbed Cap with 4
Color Artwork                          $    0.040         each
Label                                  $    0.040         each

                                     GINSTAR


                                    Raw Material Cost   Unit

Ginseng                                $   28.000         kg
Rhodiola                               $  150.000         kg
Schizandra                             $   90.000         kg
Dextrose                               $    0.860         kg
Microcrystalline Cellulose             $    3.000         kg
Calcium Carbonate                      $    1.350         kg
Stearic Acid                           $    1.760         kg
Croscarmellose Sodium                  $   10.000         kg
Silica                                 $    2.600         kg
Magnesium Stearate                     $    2.500         kg
Coating                                $    0.500         1000

Blue PET Bottle, Wadding & Box         $    0.120         bottle
White Ribbed Cap with 4
Color Artwork                          $    0.043         each
Label                                  $    0.060         each

                                    DEFINITY


                                    Raw Material Cost   Unit

Kava Root                              $  265.000         kg
Passiflora                             $   38.000         kg
St. John's Wort                        $   80.000         kg
Calcium Phosphate Dibasic              $    1.510         kg
Microcrystalline Cellulose             $    3.000         kg
Stearic Acid                           $    1.760         kg
Croscarmellose Sodium                  $   10.000         kg
Soy Polysaccharides                    $    9.740         kg
Magnesium Stearate                     $    2.500         kg
Silica                                 $    2.600         kg
Coating                                $    0.500         1000

Blue PET Bottle, Wadding & Box         $    0.110         bottle
White Ribbed Cap with 4
Color Artwork                          $    0.040         each
Label                                  $    0.040         each

                                     CAPRICE



                                    Raw Material Cost   Unit

Zhi Shi                                $   72.000         kg
Chromium Chelavite                     $   26.000         kg
St. John's Wort                        $   80.000         kg
Microcrystalline Cellulose             $    3.000         kg
Calcium Phosphate Dibasic              $    1.510         kg
Stearic Acid                           $    1.760         kg
Croscarmellose Sodium                  $   10.000         kg
Magnesium Stearate                     $    2.500         kg
Silica                                 $    2.600         kg
Coating                                $    0.500         1000

Blue PET Bottle, Wadding & Box         $    0.110         bottle
White Ribbed Cap with 4
Color Artwork                          $    0.040         each
Label                                  $    0.040         each

                                      MARE


                                    Raw Material Cost   Unit

Chlorella                                  45.000         kg
Oyster Shell                                2.160         kg
Spirulina Algae                            18.000         kg
Calcium Phosphate Dibasic                   1.510         kg
Microcrystalline Cellulose                  3.000         kg
Croscarmellose Sodium                      10.000         kg
Stearic Acid                                1.760         kg
Sodium Starch Glycolate                     8.720         kg
Silica                                      2.600         kg
Magnesium Stearate                          2.500         kg
Coating                                     0.500         1000

Blue PET Bottle, Wadding & Box              0.120         bottle
White Ribbed Cap with 4
Color Artwork                               0.043         1000
Label                                       0.060         1000

                                     VULCAN


                                    Raw Material Cost   Unit

L-Arginine                             $   33.500         kg
Marapuama                              $   80.000         kg
Catuaba                                $   42.000         kg
Ginkgo Biloba                          $  320.000         kg
Niacin                                 $    9.000         kg
Calcium Phosphate Dibasic              $    1.510         kg
Microcrystalline Cellulose             $    3.000         kg
Stearic Acid                           $    1.760         kg
Croscarmellose Sodium                  $   10.000         kg
Magnesium Stearate                     $    2.500         kg
Silica                                 $    2.600         kg
Coating                                $    0.500         1000

Blue PET Bottle, Wadding & Box         $    0.110         bottle
White Ribbed Cap with 4
Color Artwork                          $    0.040         each
Label                                  $    0.040         each

                                  VEGE NATURAL

                                    Raw Material Cost   Unit

Ascorbic Acid                          $   10.250         kg
Broccoli                               $   48.000         kg
Carrot                                 $   25.000         kg
Beta Carotene                          $  195.000         kg
Folic Acid                             $   12.000         kg
Garlic                                 $   28.000         kg
Niacinamide                            $    8.500         kg
MSM                                    $   24.000         kg
Pyridoxine                             $   26.000         kg
Riboflavin                             $   69.000         kg
Spinach                                $   43.000         kg
Thiamine Mono                          $   23.000         kg
Tomato                                 $   26.500         kg
B-12                                   $   95.000         kg
E 50%                                  $   25.250         kg
Calcium Pantothenate                   $   25.250         kg
Phytonadione                           $   45.000         kg
Calcium Phosphate Dibasic              $    1.510         kg
Microcrystalline Cellulose             $    3.000         kg
Stearic Acid                           $    1.760         kg
Croscarmellose Sodium                  $   10.000         kg
Magnesium Stearate                     $    2.500         kg
Silica                                 $    2.600         kg
Coating                                $    0.500         1000

Blue PET Bottle, Wadding & Box         $    0.120         bottle
White Ribbed Cap with 4
Color Artwork                          $    0.043         each
Label                                  $    0.060         each

                                 FRUITO NATURAL

                                    Raw Material Cost   Unit

Asorbic Acid                           $   10.250         kg
Apple Fruit                            $   21.000         kg
Acerola Cherry                         $   34.500         kg
Beta Carotene                          $  195.000         kg
Co Q-10                                $1,850.000         kg
Capuaco Fruit                          $   42.500         kg
Cashew                                 $   22.770         kg
Guava                                  $   31.500         kg
Lime                                   $   28.500         kg
Melon                                  $   28.500         kg
Niacinamide                            $    8.500         kg
Papaya                                 $   28.000         kg
Pineapple                              $   24.750         kg
Pyridoxine                             $   26.000         kg
Passion Fruit                          $   26.000         kg
Riboflavin                             $   69.000         kg
Thiamine Mono                          $   23.000         kg
B-12                                   $   95.000         kg
D 1000mu/gm                            $  126.000         kg
Calcium Phosphate Dibasic              $    1.510         kg
Microcrystalline Cellulose             $    3.000         kg
Croscarmellose Sodium                  $   10.000         kg
Stearic Acid                           $    1.760         kg
Magnesium Stearate                     $    2.500         kg
Silica                                 $    2.600         kg
Coating                                $    0.500         1000

Blue PET Bottle, Wadding & Box         $    0.120         bottle
White Ribbed Cap with 4
Color Artwork                          $    0.043         each
Label                                  $    0.060         each

                                  Exhibit 10.14
                              Stock Sale Agreement


      This Stock Sale Agreement is made as of the 12th day of January, 1998 by and between Chem International, Inc. a Delaware corporation (the "Company"), and Gerob Realty Partnership, a New Jersey general partnership (the "Purchaser").

                               W I T N E S S E T H

      WHEREAS, the Company desires to sell to Purchaser, and Purchaser desires to purchase from Company, 843,300 shares (the "Shares") of the common stock, $.002 par value (the "Common Stock") of the Company, all on the terms and conditions hereinafter set forth.

      NOW   THEREFORE,   in   consideration   of  the   premises   and  material
representations, warranties and covenants contained herein, the parties agree as follows:

      1. Sale of Shares. As of the Closing Date (the date hereof) and subject to all other terms and conditions of the Agreement, the Company shall issue and sell the Shares to Purchaser.

      2. Payment of Purchase Price. The Company's performance of this Agreement is in consideration of the following: (i) satisfaction of the aggregate amount of $297,000 owed by the Company to Purchaser representing rent past due and payable by the Company to the Purchaser for the period December 1, 1994 to December 31, 1997 for the Company's rental of the premises at 201 Route 22, Hillside, New Jersey under the Lease dated December 31, 1994, as renewed annually, by and between the Company, as lessee, and Purchaser, as lessor, and
(ii) satisfaction in full of the amount of $276,443.92 payable under the Promissory Note dated August 15, 1997 (the "Note") made by the Company in favor of Purchaser.

      3. Purchase Price per Share. The purchase price per share of Common Stock is sixty-eight cents ($.68), which is an agreed upon value being $.03 higher than the average of the closing price for a share of Common Stock as quoted on the Nasdaq SmallCap Market for the five business days immediately preceding the Closing Date.

      4. Closing Documentation. As of the Closing Date, the Company shall forward a letter of instruction to Continental Stock Transfer & Trust Company, its transfer agent, to issue a stock certificate representing the Shares in the name of and to the Purchaser.

      5. Purchaser's Closing Documentation. As of the Closing Date, Purchaser shall deliver the Note marked "paid in full" to the Company.

      6. Representations and Warranties of the Company. The Company hereby represents and warrants as follows:

(a) The Company has the legal capacity to execute and deliver this Agreement and perform the transactions contemplated hereby.

(b) This Agreement has been duly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable in accordance with its terms.

(c) The Shares, when issued for the consideration set forth herein, will be duly authorized, validly issued and nonassessable.

(d) The Shares are not subject to any lien, restriction, stockholder's agreement, standstill agreement or similar agreement or restrictions, except for restrictions on resale which may be imposed on Purchaser under the Securities Act of 1933, as amended (the "Securities Act").

(e) There has not been any material adverse change in the business, operations, assets or financial condition of the Company from that set forth in the Company's Annual Report on Form 10- KSB for the fiscal year ended June 30, 1997 and the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1997.

      7.   Representations   and  Warranties  of  Purchaser.   Purchaser  hereby
represents and warrants:

(a) Purchaser has the legal capacity to execute and deliver this Agreement and to consummate the transactions described herein. This Agreement constitutes the legal, valid and binding obligation of Purchaser, enforceable in accordance with its terms.

(b) No consent of any person is required for the execution, delivery and performance of this Agreement by Purchaser.

(c) Purchaser is acquiring the Shares solely for its own account for investment and not with a view to resale or distribution thereof, in whole or part.

(d) Purchaser understands that the Shares have not been registered under the Securities Act or any state securities law, and that the offering and sale of the Shares by the Company to such Purchaser is intended to be exempt from registration under Section 4(2) of the Securities Act and the provisions of Rule 506 of Regulation D promulgated thereunder, based in part upon the representations and warranties of Purchaser hereunder.

(e) Purchaser understands that the Shares may not be sold, hypothecated or otherwise disposed of unless subsequently registered under the Securities Act and applicable state securities laws or pursuant to an exemption from such registration.

(f) Purchaser did not become aware of the offer of the Shares through or as a result of any form of general solicitation or general advertising, including, without limitation, any article, notice, advertisement or other communication published in any newspaper, magazine or similar media or broadcast over television or radio.

(g) The managing general partner of Purchaser has such knowledge and experience in business and financial matters that he is capable of evaluating the merits and risk of the purchase of the Shares and make an informed investment decision with respect thereto.

(h) The Purchaser acknowledges that all documents, filings, records and books pertaining to the Company have been made available for inspection by it.

(i) Neither the Securities and Exchange Commission or any state securities commission has approved or recommended the Shares.

(j) Purchaser is an accredited investor (as such term is defined in Rule 501 of Regulation D under the Securities Act).

      8. Conditions to the Obligations of Each Party under this Agreement. The respective obligations of each party under this Agreement shall be subject to the satisfaction at the Closing Date that no orders, decrees or rulings issued by any court of competent jurisdiction, nor any rule, regulation or order entered, promulgated or enacted by any governmental, regulatory or administrative agency nor any suit, action or other proceeding would prevent the consummation of the transactions as contemplated hereby.

      9. Fees and Expenses. Each of the parties hereto shall be responsible for their own expenses incurred in connection with the transactions contemplated hereby. Each party hereby represents that no person or entity is entitled to receive any brokerage or finder's fee or other fees in connection with this Agreement or the transactions contemplated hereby. Each party shall indemnify the other and hold the other party harmless from and against any claims for such fees as a result of any agreement or understanding between such indemnifying party and any third party.

      10.   Survival   of   Certain   Representations   and   Warranties.    The
representations and warranties of the parties in this Agreement and in any instrument delivered pursuant hereto shall survive the Closing.

      11. Entire Agreement. This Agreement and the agreements and documents executed and/or delivered at the Closing in connection herewith constitute the entire agreement among the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings, oral and written, among the parties hereto with respect to the subject matter hereof. No representation, warranty, inducement or statement of intention has been made by any party that is not embodied in this Agreement or such other documents, and none of the parties shall be bound by, or be liable for, any alleged representation, warranty, inducement or statement of intention not embodied herein or therein.

      12. Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey, without regard to principles of conflict of interest.

      13. Binding Effect, Benefits. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective permitted successors and assigns. Notwith-standing anything contained in this Agreement to the contrary, nothing in this Agreement, express or implied, is intended to confer on any person other than the parties hereto or their respective permitted successors and assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

      14. Assignability. Neither this Agreement nor any of the parties' rights hereunder shall be assignable by any party hereto without the prior written consent of the other parties hereto.

      15. Amendments. This Agreement may be modified, amended or supplemented at any time by mutual agreement of the parties. Without limiting the generality of the foregoing, this Agreement may only be amended, varied or supplemented by an instrument in writing, signed by the parties hereto.

      16. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, each of the undersigned has caused this Agreement to be duly executed and delivered as of the date hereinabove set forth.

                                    COMPANY:
                                    Chem International, Inc.

                                    By:/s/ Eric Friedman_______________
                                        Eric Friedman, Vice President


                                    PURCHASER:

                                    Gerob Realty Partnership



                                    By:/s/ E. Gerald Kay_______________
                                        E. Gerald Kay, General Partner

                                  Exhibit 10.15

                                 PROMISSORY NOTE

  Amount:  $750,000

  Dated:  March 12, 1998







  FOR VALUE RECEIVED, Chem International, Inc., a Delaware corporation (the "Borrower"), promises to pay E. Gerald Kay, (the "Lender"), at such place as the Lender may direct, SEVEN HUNDRED FIFTY THOUSAND AND 00/100 DOLLARS ($750,000), together with interest, as follows:

  1. LOAN: This Note evidences a loan in the amount of $750,000 (the "Loan"), made by the Lender to the Borrower.

  2. INTEREST RATE: The Loan shall bear interest at a fixed rate per annum equal to seven percent (7.00%). Interest shall be calculated for the actual number of days elapsed on the basis of a 360 day year and shall be paid in arrears.

  3. TERM: The Loan shall mature on March 12, 2001 (the "Maturity Date").

  4. PAYMENTS: The Borrower shall pay to the Lender accrued interest only, on a quarterly basis, payable on the last day of each calendar quarter commencing on March 31, 1998 and continuing thereafter until the Maturity Date, when all outstanding principal, interest, fees and other charges owing under the Loan shall be due and payable to the Lender.

  5. PREPAYMENTS: Prepayment will be permitted in whole or in part at any time, without fee or penalty. In addition to any prepaid amount, the Borrower shall also pay to the Lender any accrued and unpaid interest and all other sums due under the terms of this Note at the time of such prepayment.

  6. LATE FEE: If the Lender does not receive the entire amount of any payment required under this Note within 30 days of its due date, the Borrower shall pay a late fee of 5% of that entire amount.

  7. DEFAULT: The Borrower shall be in default under this Note upon the occurrence of any of the following events (an "Event of Default"):

  (a) Failure to make any payment required under this Note on the Maturity Date or on the due date thereof;

  (b) The institution of proceedings by or against the Borrower under any bankruptcy or insolvency law, or any law for the benefit of creditors or the relief of debtors, or a custodianship, trusteeship, receivership or assignment for the benefit of creditors shall be imposed upon the Borrower or sought by the Borrower or by any other person or a petition for debtor's relief under any state or federal bankruptcy, reorganization or insolvency law, shall be filed against or by the Borrower;

  (c) The dissolution by the Borrower of its existence as a corporation or the cessation of doing business by the Borrower or the institution of any actions to accomplish the foregoing; or

  (d) If there shall occur a seizure or foreclosure of any of the material assets or property of Borrower.

  Upon the happening of any Event of Default, or on the Maturity Date, the entire amount of interest, principal, and any and all other sums due under this Note shall become due and payable immediately and interest shall accrue thereafter at a rate of interest equal to 2% per annum in excess of the rate of interest which would have been payable on this Note if default had not occurred.

  The Lender does not give up its rights upon a default as a result of any delay in declaring or failure to declare a default.

  8. WAIVERS: Borrower hereby waives presentment for payment, demand, notice of dishonor, protest, notice of protest and all other demands and notice in connection with the delivery, performance and enforcement of this Note.

  9. CHANGES: This Note can only be changed by an agreement in writing signed by the Borrower and the Lender.

  10. NOTE BINDING ON BORROWER AND SUCCESSORS: All obligations under this Note are unconditional obligations of Borrower and all who succeed to its rights and interests.

  11. GOVERNING LAW; JURISDICTION: This Note shall be construed according to the laws of the State of New Jersey and the Borrower consents to the jurisdiction of the courts of the State of New Jersey to determine any questions of fact or law arising under this Note.

  12. ACTIONS INVOLVING THIS NOTE: If this Note is referred to an attorney for collection, the Borrower agrees to pay all costs of collection, including court costs and reasonable attorney's fees.
THE BORROWER HEREBY IRREVOCABLY WAIVES ITS RIGHT TO A TRIAL BY JURY
IN ANY ACTION ARISING OUT OF THE LOAN EVIDENCED BY THIS NOTE AND THE TRANSACTIONS CONTEMPLATED HEREUNDER.

  13. NO USURY: The Lender and Borrower intend to comply at all times with applicable usury laws. If at any time such laws would ever render usurious any amounts called for under this Note, then it is the Borrower's and the Lender's express intention that such excess amount shall be immediately credited on the principal balance of this Note (or, if this Note has been fully paid, refunded by the Lender to Borrower), and the provisions hereof shall be immediately reformed and the amounts thereafter collectible under this Note reduced, without the necessity of the execution of any further documents, so as to comply with the then applicable law, but so as to permit the recovery of the fullest amount otherwise called for under this Note. Any such crediting or refund shall not cure or waive any Event of Default by Borrower under this Note. If at any time following any reduction in the interest rate payable by Borrower, there remains unpaid any principal amount under this Note and the maximum interest rate not prohibited by applicable law is increased or eliminated, then the interest rate payable under this Note shall be readjusted, to the extent not prohibited by law, so that the dollar amount of interest payable hereunder shall be equal to the dollar amount of interest which would have been paid by Borrower without giving effect to the reduction in interest resulting from compliance with applicable usury laws. Borrower agrees that in determining whether or not any interest payable under this Note exceeds the highest rate not prohibited by law, any non-principal payment (except payments specifically stated in this Note to be "interest"), including, without limitation, prepayment fees and late charges, shall, to the maximum extent not prohibited by law, be an expense, fee, premium or penalty rather than interest.

  14. RIGHTS CUMULATIVE: The rights and remedies of the Lender under this Note shall be cumulative and concurrent and at the sole discretion of the Lender may be pursued singly, successively, or together and exercised as often as the Lender shall desire. Time is of the essence under this Note. The failure of the Lender to exercise any such right or remedy shall in no event be construed as a waiver or release thereof. Nothing herein contained shall be construed as limiting the Lender to the remedies mentioned above.

  IN WITNESS WHEREOF, the Borrower has executed this Note as of the day and year first set forth above.



Attest:                             BORROWER:

                                    CHEM INTERNATIONAL, INC.


                                    By:
Name:                                  Name:  Eric Friedman
Title:                                 Title: Vice President

                                  Exhibit 10.16

      THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON THE EXERCISE HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR UNDER ANY STATE SECURITIES LAWS, AND MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF (I) AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT COVERING SUCH TRANSACTION AND COMPLIANCE WITH REGISTRATION REQUIREMENTS UNDER APPLICABLE STATE SECURITIES LAWS OR (II) AN OPINION OF COUNSEL ACCEPTABLE TO THE ISSUER THAT SUCH REGISTRATION IS NOT REQUIRED BECAUSE OF EXEMPTIONS AVAILABLE THEREUNDER.


                                                        Warrant to Purchase
Warrant No. 1                                               150,000 shares


                            VOID AFTER MARCH 12, 2003

                           CLASS C WARRANT TO PURCHASE
                                  COMMON STOCK
                                       OF
                            CHEM INTERNATIONAL, INC.
              Incorporated Under the Laws of the State of Delaware


      THIS IS TO CERTIFY that E. GERALD KAY (the "Warrantholder") , or its proper assigns, is entitled, upon the due exercise hereof and subject to the terms and conditions hereof, as to the total number of shares thereafter, until 5:00 p.m. New Jersey time on March 12, 2003, to purchase from Chem International, Inc., a Delaware corporation (the "Company") , all or any part of One Hundred Fifty Thousand (150,000) fully paid and nonassessable shares of common stock, par value $.002 per share of the Company (the "Common Stock") , but not for fractional shares of Common Stock, upon surrender hereof with the Election to Purchase attached hereto as Appendix "A", duly completed, at the principal office of the Company, and simultaneous payment therefor in cash or by certified or bank check payable to the order of the Company, at the aggregate purchase price of $1.75 for one (1) share of Common Stock (the "Warrant Exercise Price").

      1. Term. This Warrant is exercisable, in whole or in part, at the option of the Warrantholder, for a four (4) year period, commencing one (1) year after the date hereof and may not be exercised after 5:00 p.m., New Jersey time, March 12, 2003 (the "Expiration Date"), at which time this Warrant will become wholly void and all rights evidenced hereby will terminate.

      2. Warrant Exchange. If this Warrant is exercised for less than all the shares purchasable upon the exercise hereof, the holder shall be entitled to receive a new Warrant of like tenor of or the purchase in the aggregate of the number of shares in respect of which this Warrant shall not have been exercised.

      3. Issuance of Common Stock Certificates. Upon the exercise of this Warrant, the Company will issue to the Warrantholder stock certificates representing the number of shares of Common Stock exercised therefor, in the name of the Warrantholder or in such names as may be directed by the holder.

      4. Adjustment of Warrant Exercise Price and Number of Shares of Common Stock.

            (a)Subject to the exceptions referred to in Paragraph 4(e) below, in the event the Company shall, at any time or from time to time after the date hereof, sell any shares of Common Stock for a consideration per share less than the Market Price of the Common Stock on the date of the sale or issue any shares of Common Stock as a stock dividend to the holders of Common Stock, or subdivide or combine the outstanding shares of Common Stock into a greater or lesser number of shares (any such sale, issuance, subdivision, or combination being herein called a "Change of Shares"), then, and thereafter upon each further Change of Shares, the Warrant Exercise Price in effect immediately prior to such Change of Shares shall be changed to a price (including any applicable fraction of a cent) determined by multiplying the Warrant Exercise Price in effect immediately prior thereto by a fraction, the numerator of which shall be the sum of the number of shares of Common Stock outstanding immediately prior to the issuance of such additional shares and the number of shares of Common Stock which the aggregate consideration received (determined as provided in subparagraph 4(d) below) for the issuance of such additional shares would purchase at such Market Price per share of Common Stock, and the denominator of which shall be the sum of the number of shares of Common Stock outstanding immediately after the issuance of such additional shares. Such adjustment shall be made successively whenever such an issuance is made. For purposes of this Paragraph 4, the term Market Price shall mean the average of the closing bid price for a share of Common Stock for any twenty (20) consecutive trading days within a period of thirty (30) consecutive trading days ending on the date of the Change of Shares.

               Upon each adjustment of the Warrant Exercise Price pursuant to this Paragraph 4, the total number of shares of Common Stock purchasable upon the exercise of this Warrant shall be such number of shares (calculated to the nearest tenth) purchasable at the Warrant Exercise Price in effect immediately prior to such adjustment multiplied by a fraction, the numerator of which shall be the Warrant Exercise Price in effect immediately prior to such adjustment and the denominator of which shall be the Warrant Exercise Price in effect immediately after such adjustment.

            (b)In case of any reclassification, capital reorganization, or other change of outstanding shares of Common Stock, or in case of any consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and which does not result in any reclassification, capital reorganization, or other change of outstanding shares of Common Stock), or in case of any sale or conveyance to another corporation of all or substantially all of the property of the Company (other than a sale/leaseback, mortgage, or other financing transaction), the Company shall cause effective provision to be made so that the Warrantholder shall have the right thereafter, by exercising such Warrant, to purchase the kind and number of shares of stock or other securities or property (including cash) receivable upon such reclassification, capital reorganization, or other change, consolidation, merger, sale, or conveyance by a holder of the number of shares of Common Stock that might have been purchased upon exercise of such Warrant immediately prior to such reclassification, capital reorganization, or other change, consolidation, merger, sale, or conveyance. Any such provision shall include provision for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Paragraph 4. The Company shall not effect any such consolidation, merger, or sale unless prior to or simultaneously with the consummation thereof the successor (if other than the Company) resulting from such consolidation or merger or the corporation purchasing assets or other appropriate corporation or entity shall assume by written instrument the obligation to deliver to the holder of this Warrant such shares of stock, securities, or assets as, in accordance with the foregoing provisions, such holders may be entitled to purchase and the other obligations under this Agreement. The foregoing provisions shall similarly apply to successive reclassification, capital reorganizations, and other changes of outstanding shares of Common Stock and to successive consolidations, mergers, sales, or conveyances.

            (c)After each adjustment of the Warrant Exercise Price pursuant to this Paragraph 4, the Company will promptly prepare a certificate signed by the Chairman or President, and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, of the Company setting forth: (i) the Warrant Exercise Price as so adjusted, (ii) the number of shares of Common Stock purchasable upon exercise of the Warrant after such adjustment, and (iii) a brief statement of the facts accounting for such adjustment. The Company will promptly forward by first class mail such certificate to the Warrantholder.

            (d)For purposes of Paragraphs 4(a) and 4(b) hereof, the following provisions (i) to (vii) shall also be applicable:

               (i)The number of shares of Common Stock outstanding at any given time shall include shares of Common Stock owned or held by or for the account of the Company and the sale or issuance of such treasury shares or the distribution of any such treasury shares shall not be considered a Change of Shares.

               (iiNo adjustment of the Warrant Exercise Price shall be made unless such adjustment would require an increase or decrease of at least $.10 in such price; provided that any adjustments which by reason of this subparagraph
(ii) are not required to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment which, together with any adjustment(s) so carried forward, shall require an increase or decrease of at least $.10 in the Warrant Exercise Price then in effect hereunder.

               (iii) In case of (1) the sale by the Company for cash of any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or any securities convertible into or exchangeable for Common Stock without the payment of any further consideration other than cash, if any (such convertible or exchangeable securities being herein called "Convertible Securities"), or (2) the issuance by the Company, without the receipt by the Company of any consideration therefor, of any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities, in each case, if (and only if) the consideration payable to the Company upon the exercise of such rights, warrants, or options shall consist of cash, whether or not such rights, warrants, or options, or the right to convert or exchange such Convertible Securities, are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights, warrants, or options or upon the conversion or exchange of such Convertible Securities (determined by dividing (x) the minimum aggregate consideration payable to the Company upon the exercise of such rights, warrants, or options, plus the consideration received by the Company for the issuance or sale of such rights, warrants, or options, plus, in the case of such Convertible Securities, the minimum aggregate amount of additional consideration, if any, other than such Convertible Securities, payable upon the conversion or exchange thereof, by (y) the total maximum number of shares of Common Stock issuable upon the exercise of such rights, warrants, or options or upon the conversion or exchange of such Convertible Securities issuable upon the exercise of such rights, warrants, or options) is less than the fair market value of the Common Stock on the date of the issuance or sale of such rights, warrants, or options, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights, warrants, or options or upon the conversion or exchange of such Convertible Securities (as of the date of the issuance or sale of such rights, warrants, or options) shall be deemed to be outstanding shares of Common Stock for purposes of Paragraphs 4(a) and 4(b) hereof and shall be deemed to have been sold for cash in an amount equal to such price per share.

                  (iv) In case of the sale by the Company for cash of any Convertible Securities, whether or not the right of conversion or exchange thereunder is immediately exercisable, and the price per share for which Common Stock is issuable upon the conversion or exchange of such Convertible Securities (determined by dividing (x) the total amount of consideration received by the Company or the sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, other than such Convertible Securities, payable upon the conversion or exchange thereof, by (y) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of such Convertible Securities) is less than the fair market value or the Common Stock on the date of the sale of such Convertible Securities, then the total maximum number of shares of Common Stock issuable upon the conversion or exchange of such Convertible Securities (as of the date of the sale of such Convertible Securities) shall be deemed to be outstanding shares of Common Stock for purposes of Paragraphs 4(a) and 4(b) hereof and shall be deemed to have been sold for cash in an amount equal to such price per share.

               (v)In case the Company shall modify the rights of conversion, exchange, or exercise of any of the securities referred to in subparagraph (iii) above or any other securities of the Company convertible, exchangeable, or exercisable for shares of Common Stock, for any reason other than an event that would require adjustment to prevent dilution, so that the consideration per share received by the Company after such modification is less than the market price on the date prior to such modification, the Warrant Exercise Price to be in effect after such modification shall be determined by multiplying the Warrant Exercise Price in effect immediately prior to such event by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding multiplied by the market price on the date prior to the modification plus the number of shares of Common Stock which the aggregate consideration receivable by the Company for the securities affected by the modification would purchase at the market price and of which the denominator shall be the number of shares of Common Stock outstanding on such date plus the number of shares of Common Stock to be issued upon conversion, exchange, or exercise of the modified securities at the modified rate. Such adjustment shall become effective as of the date upon which such modification shall take effect.

               (vi) On the expiration of any such right, warrant, or option or the termination of any such right to convert or exchange any such Convertible Securities, the Warrant Exercise Price then in effect hereunder shall forthwith be readjusted to such Warrant Exercise Price as would have obtained (a) had the adjustments made upon the issuance or sale of such rights, warrants, options, or Convertible Securities been made upon the basis of the issuance of only the number of shares of Common Stock theretofore actually delivered (and the total consideration received therefor) upon the exercise of such rights, warrants, or options or upon the conversion or exchange of such Convertible Securities and
(b) had adjustments been made on the basis of the Warrant Exercise Price as adjusted under clause (a) for all transactions (which would have affected such adjusted Warrant Exercise Price) made after the issuance or sale of such rights, warrants, options, or Convertible Securities.

               (vii) In case of the sale for cash of any shares of Common Stock, any Convertible Securities, any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities, the consideration received by the Company therefore shall be deemed to be the gross sales price therefor without deducting therefrom any expense paid or incurred by the Company or any underwriting discounts or commissions or concessions paid or allowed by the Company in connection therewith.

            (e)No adjustment to the Warrant Exercise Price or to the number of shares of Common Stock purchasable upon the exercise of this Warrant will be made, however,

                  (i)Upon the issuance or sale of Common Stock or Convertible Securities upon the exercise of any rights or warrants to subscribe for or purchase, or any options for the purchase of, Common Stock or Convertible Securities, whether or not such rights, warrants, or options were outstanding on the date hereof or were thereafter issued or sold other than issuances of preferred stock in connection with acquisitions by the Company; or

                  (iiUpon the issuance or sale of Common Stock upon conversion or exchange of any Convertible Securities, whether or not any adjustment in the Warrant Exercise Price was made or required to be made upon the issuance or sale of such Convertible securities and whether or not such Convertible Securities were outstanding on the date hereof or were thereafter issued or sold; or

                  (iii) Upon the issuance or sale of Common Stock or Convertible Securities in a private placement unless the issuance or sale price is less than 85% of the fair market value of the Common Stock on the date of issuance, in which case the adjustment shall only be for the difference between 85% of the fair market value and the issue or sale price; or

                  (iv) Upon the issuance or sale of Common Stock or Convertible Securities to shareholders of any corporation which merges into the Company or from which the Company acquires assets and some or all of the consideration consists of equity securities of the Company, in proportion to their stock holdings of such corporation immediately prior to the acquisition, but only if no adjustment is required pursuant to any other provision of this Paragraph 4.

               (f)Any determination as to whether an adjustment in the Warrant Exercise Price in effect hereunder is required pursuant to Paragraph 4, or as to the amount of any such adjustment, if required, shall be binding upon the Warrantholder and the Company if made in good faith by the Board of Directors of the Company.

               (g)If and whenever the Company shall grant to the holders of Common Stock, as such, rights or warrants to subscribe for or to purchase, or any options for the purchase of, Common Stock or securities convertible into or exchangeable for or carrying a right, warrant, or option to purchase Common Stock, the Company shall concurrently therewith grant to the Warrantholder as of the record date for such transaction the rights, warrants, or options to which the Warrantholder would have been entitled if, on the record date used to determine the stockholders entitled to the rights, warrants, or options being granted by the Company, the Warrantholder were the holder of record of the number of whole shares of Common Stock then issuable upon exercise (assuming, for purposes of this Paragraph 4(g), that exercise of warrants is permissible) of this Warrant. Such grant by the Company to the Warrantholder shall be in lieu of any adjustment which otherwise might be called for pursuant to this Paragraph 4.

      5. No Stockholder Rights. The Warrantholder shall not have the right to vote or to consent or to receive notice as a stockholder in respect of any meetings of stockholders or as having any rights whatsoever as a stockholder of the Company. The holder of this Warrant shall not be entitled to any rights of a stockholder of the Company in respect of any shares purchasable upon the exercise hereof until such shares have been paid for in full and issued to such holder.

      6. Restrictions on Transfer. This Warrant and the shares of Common Stock issuable upon the exercise hereof (collectively, the "Warrant Securities") are not registered upon the Securities Act of 1933, as amended (the "Securities Act") or any state securities laws. The Warrant Securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. Each certificate representing shares of Common Stock issuable upon the exercise of this Warrant shall bear the following legend:


         The shares of common stock represented by this certificate have not been registered under the Securities Act of 1933,1 as amended (the "Securities Act") , or under any state securities laws, and said shares may not be sold, transferred or otherwise disposed of in the absence of
         (i) an effective registration statement under the Securities Act covering such transaction and compliance with registration requirements under applicable state securities laws or (ii) an opinion of counsel acceptable to the issuer that such registration is not required because of exemptions available thereunder.

      7. Reservation of Stock Issuable Upon Exercise. The Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the issuance of the Shares upon exercise of the Warrant, such number of its shares of Common Stock as shall from time to time be sufficient to provide for the exercise of this Warrant, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to provide for the exercise of this Warrant, the Company will, subject to the requirements of applicable state law, take such corporate action as may, in the option of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares of Common Stock as shall be sufficient for such purposes.

      8. Elimination of Fractional Interests. The Company shall not be required to issue certificates representing fractions of shares of Common Stock upon the exercise of the Warrants, nor shall it be required to issue scrip or pay cash in lieu of fractional interests, it being the intent of the parties that all fractional interests shall be eliminated by rounding any fraction to the nearest whole number of shares of Common Stock or other securities, properties or rights.

     9. Successors. All the covenants and provisions of this Agreement shall be binding upon and inure to the benefit of the Company and the Warrantholder and their respective successors. and assigns hereunder.

      10. Governing Law: Submission to Jurisdiction. This Warrant issued hereunder shall be deemed to be a contract made under the laws of the State of New Jersey and for all purposes shall be construed in accordance with the laws of said State without giving effect to the rules of said State governing the conflicts of laws.

      The Company and the Warrantholder, by accepting this Warrant hereby agree that any action, proceeding or claim against it or them arising out of, or relating in any way to, this Warrant shall be brought and enforced in the courts of the State of New Jersey or United States federal court sitting in New Jersey and irrevocably submit to such jurisdiction, which jurisdiction shall be exclusive. The Company and the Warrantholder hereby irrevocably waive any objection to such exclusive jurisdiction or inconvenient forum. Any process or summons to be served upon any of the Company and the Warrantholder (at the option of the party bringing such action, proceeding or claim)may be served by transmitting a copy thereof, by registered or certified mail, return receipt requested, postage paid, addressed to the Company at its principal office and to the Warrantholder at its address appearing in the records of the Company. Such mailing shall be deemed personal service and shall be legal and binding upon the party so served in any action, proceeding or claim. The Company and the Warrantholder agree that the prevailing party(ies) all of its/their reasonable legal costs and expenses relating to such action or proceeding and/or incurred in connection with the preparation therefor.

      11. Notices. All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed to have been duly made when delivered by registered or certified mail, return receipt requested or by overnight mail.

         (a) If to the registered Holder of the Warrant, to the address of such Holder as shown on the books of the Company; or

         (b) If to the Company, to its principal offices at 201 Route 22, Hillside, New Jersey 07205 or to such other address as the Company may designate by notice to the Holder.

      12. Entire Agreement; Modification. This Agreement contains the entire understanding between the parties hereto with respect to the subject matter hereof and may not be modified or amended except by a writing duly signed by the party against whom enforcement of the modification or amendment is sought.

                     CHEM INTERNATIONAL, INC.


                               By:____________________________
                                  Eric Friedman, Vice President
Dated:  March 12, 1998

                                   Appendix A


                          FORM OF ELECTION TO PURCHASE


      The  undersigned   hereby   irrevocably  elects  to  exercise  the  right,
represented by this Warrant, to purchase _____ shares of Common Stock.

      In accordance with the terms of the Class C Warrant dated as of March 12, 1998 issued by Chem International, Inc. in favor of E. Gerald Kay, the undersigned requests that a certificate for such securities be registered in the name of _________________ whose address is __________________________ and that such Certificate be delivered to ______________________ whose address is
----------------------------------------------.



Dated:______________,

                  Signature________________________
                  (Signature must conform in all respects to name of
               holder as specified on the face of the Warrant.)



                  ------------------------------------------
                  (Insert Social security or Other Identifying Number of Holder)

                                                            Exhibit 10.17
                           CONSULTING AGREEMENT

This Consulting Agreement dated as of _March 20, 1998, is entered into by and between Chem International, Inc. (the "Company") with offices located at 201 Route 22 West Hillside, NJ 07205 and the BUTTONWOOD ADVISORY GROUP, INC. (the "Consultant") with offices located at 15705 Framingham Lane, Huntersville, NC 28078.


                                    RECITALS

WHEREAS, the Consultant has experience in the investment banking and financial services business; and

WHEREAS, the Consultant desires to provide the financial advisory services (the "Services") set forth in Section 3 hereof to the Company and the Company desires to retain the Consultant to provide the Services to the Company.

NOW THEREFORE, in consideration of the premises and the mutual covenants and agreement hereinafter set forth, the parties hereto covenant and agree as follows:

1. Retention. The Company hereby retains the Consultant, and the Consultant agrees to be retained by the Company, to perform the Services as a Consultant to the Company on the terms and conditions set forth herein. The parties agree that the Consultant shall be retained by the Company as an independent contractor on a consulting basis and not as an employee of the Company.

2. Term. The term of this Agreement shall commence on the date hereof and shall end on February 28,1999, unless terminated earlier pursuant to Section 8 hereof.


3. Duties of Consultant. During the term of this Agreement, Consultant shall provide the Company with such regular and customary advice as is reasonably requested by the Company, within the scope of the services enumerated below. It is understood and acknowledged by the parties that the value of Consultant's advice is not readily quantifiable, and that Consultant shall be obligated to render advice upon the request of the Company, in good faith, but not be obligated to spend any specific amount of time so doing. Consultant's duties shall include, but will not necessarily be limited to providing recommendations concerning one or more of the following financial and related matters upon the request of the Board of Directors of the Company and/or its President:

   a. Assisting   in  the   introduction   of  the  Company  to   registered
      representatives at various registered broker/dealers;

   b. Arranging, on behalf of the Company, meetings with securities analysts of nationally recognized and regional investment banking firms;

   c. Arranging, on behalf of the Company, meetings with "small cap" money managers who manage funds in both North America and Internationally;

   d. Rendering advice with regard to any of the following corporate finance matters:

      1. Changes in capitalization of the Company.
      2. Changes in the Company's corporate structure.
      3. Budgets and business plans.
      4. The Company's financial requirements.

   e. Furnish advice to the Company in connection with prospective acquisitions and/or merger candidates.

   f. Participating as an observer or advisor at meetings of the Company's Board of Directors or any committee thereof;

   g. Using its best efforts to cause research reports concerning the Company to be written and disseminated by investment banking firms;

   h. Using its best efforts to provide the Company with market-makers in its Common Stock, which market-makers have not previously made a market in the Company's securities;

   i. Promptly upon request by the Company, preparing press releases for the Company and promptly distributing them to the appropriate news and wire services.

   j. Handling investor relations activities such as incoming investor inquiries and faxing news releases.

4. Compensation. In consideration for the services rendered by Consultant to the Company pursuant to this Agreement, the Company shall pay to the Consultant $2,500 for services rendered during the month of _March and $2,500 within fifteen days of the end of each succeeding month for services provided during that month during the term of this Agreement.

5. The Company will promptly reimburse Consultant for all reasonable and required out-of-pocket expenses properly incurred by the Consultant in his performance of this Agreement provided that the Company has approved such expenses in advance and provided further that a written accounting, reasonable and acceptable to the Company, is made by the Consultant.

6. Confidentiality. Consultant acknowledges that as a consequence of his relationship with the Company, he has been and will continue to be given access to ideas, trade secrets, methods, customer information, business plans and other confidential and proprietary information of the Company (collectively, "Confidential Information"). Consultant agrees that he shall maintain in confidence, and shall not disclose directly or indirectly, to any third parties or use for any purposes (other than the performance hereof), any Confidential Information for the term of this Agreement and a period of seven years thereafter, unless previously approved by the Company in writing. The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Section 6 are not performed by the Consultant in accordance with the specific terms or are otherwise breached by the Consultant. It is accordingly agreed that the Company shall be entitiled to an injunction or injunctions to prevent breaches of this Section 6 and to enforce specifically the terms and provisions hereof in any court of the United States or any State having jurisdiction in addition to any other remedy to which they are entitled at law or in equity. Upon terminationof the Agreement, the Consultant shall immediatley return all confidential information to the Company.

7. The company has issued to the Consultant as a portion of his compensation hereunder options (the "Options") exercisable for a total of 45,000 shares of Common Stock of the Company as set forth below subject to the Company's Board approval:

                  (i)One option exercisable for 15,000 shares of Common Stock of the Company at an exercise price of $1.125 per share;

                  (ii)One option exercisable for 15,000 shares of Common Stock of the Company at an exercise price of $ 2.50 per share;

                  (iii) One option exercisable for 15,000 shares of Common Stock of the Company at an exercise price of $ 4.00_ per share.

   The Consultant will be granted "piggyback " registration rights at any time following the signing of this document or at such time as permissible under applicable laws and regulations. The options will be exercisable one year from the date of the signed Agreement and until five years following the date of Consultant's engagement hereunder.

8. Termination. This agreement will terminate upon either:

   (i)Expiration of the term of this Agreement; or

   (ii45 days written notice by either party.

9. Compliance with Law. The Consultant agrees that in performing this Agreement the Consultant shall comply with the applicable provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, the applicable rules and regulations of the Securities and Exchange Commission thereunder, the statutes of any state security commissions and departments, the applicable rules and regulations of the National Association of Securities Dealers, Inc. and any other applicable federal, state or foreign laws, rules and regulations.

10.Indemnity.  The  Consultant  shall  indemnify  the  Company,  its  directors, officers, stockholders, representatives, agents and affiliates (collectively, the "Affiliated Parties") from and against any and all claims, losses, damages, fines, fees, penalties, deficiencies, expenses, inlcuding expenses of investigations, court costs and fees and expenses of attorneys (collectively "Claims") which the Company or its Affiliated Parties may sustain at any time resulting from, arising out of or relating to the breach or failure to comply with any of the covenants or agreements of the Consultant or its Affiliated Parties contained in this Agreement.

11.Notices. Notices, other communications or deliveries required or permitted under this Agreement shall be in writing delivered by hand against receipt, certified mail return receipt requested, or reputable overnight courier to the addresses set forth below or to such address as a party may designate in accordance with this paragraph and shall be effective upon the earlier of:

                  (i) Actual receipt;

                  (ii)Three (3) calendar  days if sent by certifed  mail; or one
                      (1) day if sent by overnight courier.

                      To the Company at:
                      PO BOX 278
                      Hillsdale, NJ 07205                attn: Mr. E. Gerald Kay

                      To the Consultant at:
                      15705 Framingham Lane
                      Huntersville, NC  28078

12.Applicable Law. This Agreement shall be governed by the internal laws of the Sate of _New Jersey without regard to its conflict of law provisions.

  If the foregoing sets forth your understanding of our Agreement, kindly indicate your compliance on the space provided below.


                         BUTTONWOOD ADVISORY GROUP, INC.

                      _______________________                   3-20-98
                      John Aneralla, President                    Date

                             AGREED AND ACCEPTED BY:

                             Chem International Inc.

                      __________________________                  3-20-98
                      E. Gerald Kay, CEO                            Date

                                   Exhibit 21


                    SUBSIDIARIES OF CHEM INTERNATIONAL, INC.


         Name                      State of Incorporation

Manhattan Drug Company, Inc.              New York
Vitamin Factory, Inc.                     New York
Bexpol International, Inc.                New Jersey
Media Consultants, Inc.                   Delaware
Manhattan International, Inc.             New Jersey
Connaught Press, Inc.                     New Jersey
Bioscience Technologies, I nc.            New Jersey
Gero Industries, Inc.                     New Jersey

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHEM INTERNATIONAL, INC. AND SUBSIDIARIES


Date: September 23, 1998           By: /s/ E. Gerald Kay
                                      E. Gerald Kay,
                                       President and Chief Executive Officer


Date: September 23, 1998           By:/s/ Eric Friedman
                                      Eric Friedman,
                                       Chief Financial Officer