Form 10QSB
period 1998-09-30
CHEM INTERNATIONAL INC
filed 1998-11-12
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1998   Commission File Number 000-28876

                            CHEM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                           13-3035216
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

             201 Route 22
              Hillside, New Jersey                             07205
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:        (973) 926-0816
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                           Outstanding as of November 12, 1998
----------------------------------           -----------------------------------

Common Stock, Par Value                                  5,178,300

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




Part I: Financial Information

Item 1: Consolidated Financial Statements

        Consolidated Balance Sheet as of September 30, 1998 [Unaudited] 1..2

        Consolidated Statements of Operations for the three months ended
        September 30, 1998 and 1997 [Unaudited]..................... 3.....

        Consolidated Statement of Stockholders' Equity for the three months ended September 30, 1998 [Unaudited]........................ 4.....

        Consolidated Statements of Cash Flows for three months ended
        September 30, 1998 and 1997 [Unaudited]..................... 5.....6

        Notes to Consolidated Financial Statements [Unaudited]...... 7.....14

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................15.....17

Part II: Other Information..........................................18

Signature...........................................................19





                          .   .   .   .   .   .   .   .

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $   304,758
  Accounts Receivable - Net                                               1,748,880
  Deferred Income Taxes                                                      75,000
  Inventories                                                             3,747,520
  Prepaid Expenses and Other Current Assets                                 152,572
  Refundable Federal Income Taxes                                           200,000
                                                                        -----------

  Total Current Assets                                                    6,228,730

Property and Equipment - Net                                              1,634,189
                                                                        -----------

Other Assets:
  Goodwill                                                                  278,887
  Deferred Income Taxes                                                      43,000
  Security Deposits and Other Assets                                        108,151
                                                                        -----------

  Total Other Assets                                                        430,038

  Total Assets                                                          $ 8,292,957
                                                                        ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.






CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $ 1,249,104
  Notes Payable                                                             399,180
  Accrued Expenses and Other Current Liabilities                            179,137
  Accrued Expenses - Related Party                                           40,000
  Capital Lease Obligation                                                   34,771
                                                                        -----------

  Total Current Liabilities                                               1,902,192

Non-Current Liabilities:
  Notes Payable                                                             173,907
  Notes Payable - Related Party                                             694,129
  Capital Lease Obligation                                                   58,555
                                                                        -----------

  Total Non-Current Liabilities                                             926,591

Commitments and Contingencies [9]                                                --

Stockholders' Equity:
  Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                             --

  Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 5,178,300 Shares Issued and Outstanding                  10,357

  Additional Paid-in Capital                                              4,847,405

  Retained Earnings                                                         606,412

  Total Stockholders' Equity                                              5,464,174

  Total Liabilities and Stockholders' Equity                            $ 8,292,957
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.






CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                 September 30,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

Sales                                                      $2,223,732   $ 2,351,590

Cost of Sales                                               2,132,595     2,022,752
                                                           ----------   -----------

  Gross Profit                                                 91,137       328,838

Selling and Administrative Expenses                           682,940       595,756
                                                           ----------   -----------

  Operating [Loss]                                           (591,803)     (266,918)
                                                           ----------   -----------

Other Income [Expense]:
  Interest Expense - Related Party                            (18,807)           --
  Partnership Loss                                                 --        (3,503)
  Interest Expense                                            (12,543)      (11,197)
  Interest and Income Investment Income                           217        16,616
                                                           ----------   -----------

  Other Income [Expense] - Net                                (31,133)        1,916
                                                           ----------   -----------

  [Loss] Before Income Taxes                                 (622,936)     (265,002)

Federal and State Income Tax [Benefit]                       (200,185)      (82,700)
                                                           ----------   -----------

  Net [Loss]                                               $ (422,751)  $  (182,302)
                                                           ==========   ===========

  Net [Loss] Per Share:
   Basic and Diluted                                       $     (.08)  $      (.04)
                                                           ==========   ===========

  Average Common Shares Outstanding                         5,178,300     4,335,000
                                                           ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.





CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1998.
[UNAUDITED]
------------------------------------------------------------------------------



                                                         Additional                 Total
                             Common Stock      Preferred  Paid-in     Retained   Stockholders'
                          Shares     Par Value   Stock    Capital     Earnings      Equity

Balance - July 1, 1998   5,178,300   $ 10,357  $     --  $4,847,405  $1,029,163   $5,886,925

Net [Loss] for the
 three months ended
 September 30, 1998             --         --        --          --    (422,751)    (422,751)
                         ---------   --------  --------  ----------  ----------   ----------
Balance - September 30,
 1998                    5,178,300     10,357  $     -- $4,847,405   $  606,412   $5,464,174
                         =========   ========  ======== ==========   ==========   ==========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.





CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                 September 30,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------
Operating Activities:
  Net [Loss]                                               $ (422,751)  $  (182,302)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                               96,451        76,114
   Amortization of Discount on Note Payable                     5,682            --
   Deferred Income Taxes                                      (18,000)      (10,000)
   Imputed Interest on Note Payable - Related Party                --         3,526
   Loss on Investment in Partnership                               --         3,503
   Interest Income on Note Receivable                              --        (9,347)
   Bad Debt Expense                                             2,500            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                    1,709,557     1,124,019
     Inventories                                             (225,710)     (792,883)
     Refundable Federal Income Taxes                         (200,000)      (80,000)
     Prepaid Expenses and Other Current Assets                 24,784       108,564
     Security Deposits and Other Assets                        (2,060)     (121,977)

   Increase [Decrease] in:
     Accounts Payable                                      (1,587,938)     (462,388)
     Federal and State Income Taxes Payable                   (40,000)      (40,530)
     Accrued Expenses and Other Liabilities                    68,698       (79,880)
                                                           ----------   -----------

   Total Adjustments                                         (166,036)     (281,279)
                                                           ----------   -----------

  Net Cash - Operating Activities                            (588,787)     (463,581)
                                                           ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                          (82,280)      (22,400)
  Loans to Stockholders'                                      (14,101)           --
  Loan to Related Company                                          --         2,500
                                                           ----------   -----------

  Net Cash - Investing Activities                             (96,381)      (19,900)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Notes Payable                                 520,000            --
  Repayment of Notes Payable                                 (486,477)      (12,244)
                                                           ----------   -----------

  Net Cash - Financing Activities                              33,523       (12,244)
                                                           ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents                (651,645)     (495,725)

Cash and Cash Equivalents - Beginning of Periods              956,403     1,010,256
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  304,758   $   514,531
                                                           ==========   ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.





CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                 September 30,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $   25,593   $    11,604
   Income Taxes                                            $   50,425   $    62,411



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

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999.

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

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                              15 Years
Machinery and Equipment                              7 Years
Machinery and Equipment Under Capital Leases         7 Years
Transportation Equipment                             5 Years

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $93,453 and $73,117 for the three months ended September 30, 1998 and 1997, respectively. Amortization of equipment under capital leases is included with depreciation expense.

Goodwill - Goodwill, representing the excess of cost over the fair value of the net assets acquired of the Company's principal operating business subsidiary at its date of its acquisition in 1981, is being amortized over 40 years on the straight-line method. The Company carries its goodwill net of accumulated amortization of $200,626 and is subject to periodic review for impairment.

Amortization expense was $2,998 for each of the three months ended September 30, 1998 and 1997.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

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

Impairment - Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value which represents the projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 1998, management expects these assets to be fully recoverable.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $89,334 and $42,882 for the three months ended September 30, 1998 and 1997, respectively.

[3] Inventories

Inventories consist of the following at September 30, 1998:

Raw Materials                 $ 2,095,774
Work-in-Process                   770,580
Finished Goods                    881,166
                              -----------

  Total                       $ 3,747,520
  -----                       ===========

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[4] Property and Equipment

Property and equipment comprise the following at September 30, 1998:

Leasehold Improvements                            $1,066,416
Machinery and Equipment                            2,341,178
Machinery and Equipment Under Capital Leases         109,545
Transportation Equipment                              36,652

Total                                              3,553,791
Less:  Accumulated Depreciation and Amortization   1,919,602

  Total                                           $1,634,189

[5] Notes Payable

Notes payable are summarized as follows at September 30, 1998:

                                                         Related Party
                                           Notes Payable Note Payable    Total
Notes Payable:
  Bio Merieux Vitek, Inc. (a)               $   58,754   $        --  $   58,754
  President and Chief Executive Officer (b)         --       694,129     694,129
  First Union National Bank:
   Revolving Line-of-Credit (c)                350,000            --     350,000
   Equipment Term Loan (d)                     164,333            --     164,333
                                            ----------   -----------  ----------

  Totals                                       573,087       694,129   1,267,216
  Less:  Current Portion                       399,180            --     399,180
                                            ----------   -----------  ----------

   Noncurrent Portion                       $  173,907   $   694,129  $  868,036
   ------------------                       ==========   ===========  ==========

(a)Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b)Three year non-collaterized 7% promissory note for $750,000 with related party providing for quarterly payments of $13,125 representing interest only. The note matures on March 12, 2001. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C warrant. The amortization at September 30, 1998 was $5,682 and is classified as interest expense in the Company's financial statements. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003.

(c)Under the terms of a revolving line of credit which expires on July 27, 1999, the Company may borrow up to $500,000 at 1% above the bank's prime lending rate. The loan is collateralized by the assets of Manhattan Drug Company. The loan has been guaranteed by the Company's principal stockholder. At September 30, 1998, the interest rate was 9.25%.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[5] Notes Payable [Continued]

(d)Under the terms of a five year equipment term loan, dated July 27, 1998, the Company may borrow up to $395,000 at 1.5% above the bank's prime interest rate. The term loan provides for monthly payments of $2,834 for principal and monthly payments for interest. The loan is collateralized by the assets of Manhattan Drug Company. The loan has been guaranteed by the Company's principal stockholder. At September 30, 1998, the interest rate was 9.75%.

The loan agreement with First Union National Bank contains certain financial covenants relating to the maintenance of specified liquidity, debt to equity and debt coverage ratios and requires that the Company's president and principal stockholder maintain a minimum stock ownership percentage of the Company. The Company was not in compliance with its debt coverage ratio on a consolidated basis at September 30, 1998.

The following are maturities of long-term debt for each of the next five years:

                                                         Related Party
                                           Notes Payable Note Payable    Total
September 30,
  1999                                      $  399,180   $        --  $  399,180
  2000                                          50,785            --      50,785
  2001                                          52,533       694,129     746,662
  2002                                          42,288            --      42,288
  2003                                          28,301            --      28,301
                                            ----------   -----------  ----------

  Totals                                    $  573,087   $   694,129  $1,267,216
  ------                                    ==========   ===========  ==========

[6] Capital Lease

The Company acquired equipment under the provision of a long-term lease. The lease expires in March 2001. The equipment under the capital lease as of September 30, 1998 had a cost of $109,545 accumulated depreciation of $22,361 with a net book value of $87,184

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at September 30, 1998 are as follows:

Total Minimum Lease Payments                $  104,900
Amount Representing Interest                   (11,574)
                                            ----------

Present Value of Net Minimum Lease Payments     93,326
Current Portion                                (34,771)

  Long-Term Capital Lease Obligation        $   58,555

[7] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1998, the Company's uninsured cash balances totaled approximately $268,000. The Company does not require collateral in relation to cash credit risk.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[7] Significant Risks and Uncertainties [Continued]

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at September 30, 1998 is $28,250.

[8] Major Customer

For the three months ended September 30, 1998 and 1997, approximately 44% and 39% of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the three months ended September 30, 1998 and 1997, an aggregate of approximately 19% and 23%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the three months ended September 30, 1998 and 1997. Accounts receivable from these customers comprised approximately 67% and 64% of total accounts receivable at September 30, 1998 and 1997, respectively.

[9] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31, 1998, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the three months ended September 30, 1998 and 1997 on this lease was approximately $20,000 and $29,000, respectively. Unpaid rent of $40,000 due to Gerob at September 30, 1998 has been separately disclosed as accrued expenses on the consolidated balance sheet.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the three months ended September 30, 1998 and 1997 on this lease was approximately $117,000 and $102,000, respectively.

Other Lease Commitments - The Company leases warehouse equipment for a five year period providing for an annual rental of $15,847 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2001.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[9] Commitments and Contingencies [Continued]

Other Lease Commitments [Continued] - The minimum rental commitment for long-term non-cancelable leases is as follows:

                                              Related
                                 Lease      Party Lease
September 30,                 Commitment    Commitment       Total

   1999                       $   43,023     $ 259,500    $  302,523
   2000                           48,240       346,000       394,240
   2001                           24,717       346,000       370,717
   2002                           16,912       182,609       199,521
   2003                               --            --            --
   Thereafter                         --            --            --
                              ----------     ---------    ----------

   Total                      $  132,892     $1,134,109   $1,267,001
   -----                      ==========     ==========   ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $137,000 and $122,000 for the three months ended September 30, 1998 and 1997, respectively. Rent expense is stated net of sublease income of approximately $4,000 and $8,000 for the three months ended September 30, 1998 and 1997, respectively.

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

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997, the Company instituted suit to recover all damages. The case is currently in the discovery stage. The Company expects that the case will proceed to non-binding arbitration in January 1999. No estimate can be made at September 30, 1998 as to the amount, if any, of ultimate recovery.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
------------------------------------------------------------------------------



[9] Commitments and Contingencies [Continued]

[E] Consulting Agreements - The Company entered into a consulting agreement with a financial advisory group ["Consultants"] commencing on March 20, 1998 until February 28, 1999. The Company is obligated to pay $2,500 for services rendered at the end of each month that services are provided during the terms of this agreement. In addition, the Company has issued to the Consultants three options for 45,000 shares of common stock. Each option is exercisable for 15,000 shares at exercise prices of $1.125, $2.50 and $4.00, respectively. These options are exercisable until March 20, 2003.

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

[10] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's president on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three months ended September 30, 1998 and 1997, by the Company was $3,300 and $3,000, respectively.

[11] Fair Value of Financial Instruments

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
------------------------------------------------------------------------------



[12] New Authoritative Pronouncements

The FASB has issued SFAS No. 130,  "Reporting  Comprehensive  Income." SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS No. 130 as of July 1, 1998. SFAS No. 130 does not have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 was effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 does not apply to interim financial statements in the initial year of its application. SFAS No. 131 does not have a material impact on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

[13] Subsequent Events

[A] Incentive Stock Options - On October 7, 1998, the Company granted 219,998 incentive stock options for a term of ten years commencing on October 7, 1998 to its officers at the exercise price of $1.50 per share and 60,606 shares at 110% of the exercise price for a term of five years commencing on October 7, 1998.

[B] Non-Statutory Options - On October 7, 1998, the Company granted 40,000 non-statutory stock options to the members of its Scientific Advisory Board at the exercise price of $1.50 per share for a term of ten years commencing on October 7, 1998.


                        . . . . . . . . . . . . . . . . .

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto.

Three months ended September 30, 1998 Compared to September 30, 1997

Results of Operations

The Company's net losses for the three months ended September 30, 1998 and 1997 were $(422,751)and $(182,302) respectively. This increase in net loss of approximately $240,000 is primarily the result of a $325,000 increase in an operating loss resulting from a corresponding $238,000 decrease in gross profit and an $87,000 increase in selling and administrative expenses. The decrease in gross profit is due to an increase in manufacturing expenses as the Company hired additional direct labor and increased its production capacity in the fourth quarter of fiscal 1998 in anticipation of increased orders. Product launches expected for the first quarter of fiscal 1999 in eastern Europe were delayed because of the uncertainties in the European markets. The Company does expect second quarter sales to reflect the product launches. Bulk manufacturing sales which carry a lower gross margin were higher than the comparative quarter.

Sales for the three months ended September 30, 1998 and 1997 were $2,223,732 and $2,351,500, respectively, a decrease of approximately $128,000 or 5.4% due to a decrease primarily in mail order sales. For the three months ended September 30, 1998, the Company had sales to one customer, who accounted for 44% of net sales in 1998 and 39% in 1997. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the first quarter of 1998 totaled $198,119 as compared to $273,749 for the first quarter of 1997 a decrease of 27.6% due to decreased mail order business over the summer months.

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement has an initial term of two years and shall be renewable for an additional term of one year each. Sales for the quarter ended September 30, 1998 were $310,021 as compared to $275,132 for the quarter ended September 30, 1997, an increase of 12.7%.

Cost of sales increased to $2,132,595 for the first quarter of 1998 as compared to $2,022,752 for the first quarter of 1997. Cost of sales increased as a percentage of sales to 96% for the first quarter of 1998 from 86% for the first quarter of 1997. The increase in cost of sales is due to an increase in manufacturing costs and an increase in lower margin sales.

Selling and administrative expenses for the three months ended September 30, 1998 were $682,940 versus $595,756 for the same period a year ago. The increase of $87,184 was primarily attributable to an increase in advertising of approximately $40,000 over the comparative period last year as the Company tries to generate new sales and customers, including hiring a consulting group and signing a professional services contract with Allen Houston of the New York Knicks to be the Company's spokesman for its Vitality Medicine line of product. The Company believes this increased advertising effort will increase its sales. There was also, an increase in professional fees of approximately $12,000 that was not indicative in the comparative period last year. The Company believes these expenses will stabilize at approximately $700,000 per quarter, which will be lower than the comparative quarters in the prior year.

Other income [expense] was $(31,133) for the first quarter of 1998 as compared to $1,916 for the first quarter of 1997. This decrease of $33,049 is attributable to an increase in interest expense of $20,153, a decrease in interest and investment income of $16,399 and a decrease in a partnership loss of $3,503.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations [Continued]

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17,1997, the Company issued a voluntary recall to three customers affected by this, and accordingly, reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997 the Company instituted suit to recover all damages. The case is currently in the discovery stage. The Company expects that the case will proceed to non-binding arbitration in January 1999. No estimate can be made at September 30, 1998 as to the amount, if any, of ultimate recovery.

Liquidity and Capital Resources

At September 30, 1998, the Company's working capital was $4,326,538 a decrease of $434,973 over working capital at June 30, 1998. Cash and cash equivalents were $304,758 at September 30, 1998 a decrease of $651,645 from June 30, 1998. The Company utilized $588,787 and $463,581 for operations for the three months ended September 30, 1998 and 1997, respectively.

The primary reasons for the increase in cash utilized for operations are (a) a decrease in accounts receivable of approximately $1,700,000, (b) an increase in inventories of approximately $225,000, (c) an increase in refundable federal income taxes of $200,000 and (d) a decrease in accounts payable of approximately $1,600,000. The Company believes that the anticipated sales for the second quarter of fiscal 1999 will meet the cash needs for operations in the next nine months. During the first quarter of fiscal 1999, the Company had significantly paid accounts payable from June 30, 1998. This should not be indicative of future trends, as payables were up at June 30, 1998 due to an increase in material costs and inventory in anticipation of European sales. The Company may also draw on its available line of credit from the bank. In addition, the Company is looking for additional sources of financing to meet its liquidity needs.

The Company utilized $96,381 and $19,900 in investing activities for the three months ended September, 30, 1998 and 1997, respectively. The Company generated net cash of $33,523 from debt financing activities for the three months ended September 30, 1998 and utilized $12,244 in investing activities for the three months ended September 30, 1997.

The Company has a $500,000 revolving line of credit agreement with a bank which bears interest at 1.0% above the banks prime lending rate and expires on July 27, 1999. At September 30, 1998 the balance due under the revolving line of credit was $350,000. The Company has additionally secured a five year equipment term loan with interest at 1.5% above the bank's prime lending rate. At September 30, 1998 the balance due under the equipment loan was $164,333. The Company was not in compliance with its debt coverage ratio on a consolidated basis at September 30, 1998.

The Company's total annual principal commitments at September 30, 1998 for the next five years of $1,267,001 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Effective July 1, 1996, the Company entered into employment agreements with each of its five executive officers providing for aggregate compensation in the amount of $680,000 for the fiscal year ending June 30, 1999.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Liquidity and Capital Resources [Continued]

The Company expects to spend approximately $55,000 through 1999 to modify it's computer information systems enabling proper processing of transactions relating to the year 2000 ("Y2K") and beyond. The Company installed a new network system in October 1998 at a cost of approximately $20,000, whose hardware and software is Y2K compliant. New manufacturing software will be purchased at a cost of approximately $32,000. The Company is still researching various software programs, and anticipates having a new manufacturing program up and running before June 1999. The Company's suppliers and vendors have been contacted, and most have responded with their intent to be Y2K compliant by the year 2000. At this time, the Company believes, based on their responses, that there will be no disruption of their business. The Company intends to simultaneously run its existing manufacturing program which is independent with its new computer system to be sure of no disruption in business. The Company does not expect the amounts required to be expended over the next fifteen months to have a material effect on its financial position or results of operations. The amount expended as of September 30, 1998 was $2,248.

New Authoritative Pronouncements

The FASB has issued SFAS No. 130,  "Reporting  Comprehensive  Income." SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS No. 130 as of July 1, 1998.SFAS No. 130 does not have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 was effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 does not apply to interim financial statements in the initial year of its application. SFAS No. 131 does not have a material impact on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

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

                                   CHEM INTERNATIONAL, INC.

Date: November 12, 1998            By:/s/ E. Gerald Kay
                                      E. Gerald Kay,
                                       President and Chief Executive Officer

Date: November 12, 1998            By:/s/ Eric Friedman
                                      Eric Friedman,
                                       Chief Financial Officer