Form 10QSB
period 1998-12-31
CHEM INTERNATIONAL INC
filed 1999-02-10
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended  December 31, 1998    Commission File Number   000-28876

                            CHEM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                           13-3035216
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

                  201 Route 22
              Hillside, New Jersey                             07205
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:        (973) 926-0816
                                                        --------------------


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


             Class                        Outstanding as of February 10, 1999
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

        Consolidated Balance Sheet as of December 31, 1998 [Unaudited] 1...2

        Consolidated Statements of Operations for the three and six months ended December 31, 1998 and 1997 [Unaudited].................. 3

        Consolidated Statement of Stockholders' Equity for the six months ended December 31, 1998 [Unaudited]........................... 4

        Consolidated Statements of Cash Flows for six months ended
        December 31, 1998 and 1997 [Unaudited]........................ 5.....6

        Notes to Consolidated Financial Statements [Unaudited]........ 7.....14

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................... 15.....18

Part II: Other Information........................................... 19

Signature............................................................ 20




                          .   .   .   .   .   .   .   .

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash and Cash Equivalents                                             $   388,366
  Accounts Receivable - Net                                               2,012,882
  Deferred Income Taxes                                                      85,000
  Inventories                                                             3,899,020
  Prepaid Expenses and Other Current Assets                                 221,309
  Refundable Federal Income Taxes                                           196,645
                                                                        -----------

  Total Current Assets                                                    6,803,222

Property and Equipment - Net                                              1,615,762
                                                                        -----------

Other Assets:
  Deferred Income Taxes                                                      49,000
  Security Deposits and Other Assets                                        107,067

  Total Other Assets                                                        156,067

  Total Assets                                                          $ 8,575,051
                                                                        ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         1

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $ 2,283,423
  Notes Payable                                                             549,562
  Accrued Expenses and Other Current Liabilities                            234,929
  Accrued Expenses - Related Party                                           55,000
  Capital Lease Obligation                                                   35,582
                                                                        -----------

  Total Current Liabilities                                               3,158,496

Non-Current Liabilities:
  Notes Payable                                                             161,370
  Notes Payable - Related Party                                             699,811
  Capital Lease Obligation                                                   49,350
                                                                        -----------

  Total Non-Current Liabilities                                             910,531

Commitments and Contingencies [9]                                                --

Stockholders' Equity:
  Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                             --

  Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 5,178,300 Shares Issued and Outstanding                  10,357

  Additional Paid-in Capital                                              4,847,405

  Accumulated [Deficit]                                                    (351,738)

  Total Stockholders' Equity                                              4,506,024

  Total Liabilities and Stockholders' Equity                            $ 8,575,051
                                                                        ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                 Three months ended            Six months ended
                                    December 31,                 December 31,
                                    ------------                 ------------
                                 1 9 9 8      1 9 9 7        1 9 9 8       1 9 9 7
                                 -------      -------        -------       -------

Sales                         $ 2,839,762   $2,618,510     $5,063,494   $ 4,970,100

Cost of Sales                   2,777,609    2,192,211      4,910,204     4,214,963
                              -----------   ----------     ----------   -----------

  Gross Profit                     62,153      426,299        153,290       755,137

Selling and Administrative
  Expenses                      1,001,359      719,969      1,684,299     1,315,725
                              -----------   ----------     ----------   -----------

  Operating [Loss]               (939,206)    (293,670)    (1,531,009)     (560,588)
                              -----------   ----------     ----------   -----------

Other Income [Expense]:
  Interest Expense -
      Related Party               (18,807)          --        (37,614)           --
  Interest Expense                (15,862)     (16,784)       (28,405)      (27,981)
  Interest and Investment
      Income                          131        2,819            348        19,435
  Loss on Investment in
      Partnership                      --       (1,497)            --        (5,000)
                               ----------   ----------     ----------   -----------

  Total Other [Expense]           (34,538)     (15,462)       (65,671)      (13,546)
                              -----------   ----------     ----------   -----------

  [Loss] Before Income Taxes     (973,744)    (309,132)    (1,596,680)     (574,134)

Federal and State Income
  Tax Expense [Benefit]           (15,594)    (103,046)      (215,779)     (185,746)
                              -----------   ----------     ----------   -----------

  Net [Loss]                  $  (958,150)  $ (206,086)    $(1,380,901) $  (388,388)
                              ===========   ==========     ===========  ===========

  Net [Loss] Per Common Share
   [Basic and Diluted]        $      (.19)  $     (.05)    $     (.27)  $      (.09)
                              ===========   ==========     ==========   ===========

  Average Common Shares
   Outstanding                  5,178,300    4,335,000      5,178,300     4,335,000
                              ===========   ==========     ==========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         3

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
ENDED DECEMBER 31, 1998.
[UNAUDITED]
------------------------------------------------------------------------------




                                                     Additional                  Total
                            Common Stock    Preferred  Paid-in   Accumulated   Stockholders'
                          Shares  Par Value   Stock    Capital    [Deficit]      Equity

Balance - July 1, 1998   5,178,300 $ 10,357  $     -- $4,847,405 $1,029,163  $ 5,886,925

Net [Loss] for the six
 months ended
 December 31, 1998              --        --       --        --  (1,380,901)  (1,380,901)
                         ---------  -------- -------- ---------  ----------  -----------

Balance -
 December 31, 1998       5,178,300  $ 10,357 $     -- $4,847,405 $ (351,738) $ 4,506,024
                         =========  ======== ======== ========== =========== ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                                         4

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Six months ended
                                                                 December 31,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------
Operating Activities:
  Net [Loss]                                               $(1,380,901) $   (388,388)
                                                           -----------  ------------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                               200,961       157,933
   Amortization of Discount on Note Payable                     11,364            --
   Deferred Income Taxes                                       (34,000)      (22,000)
   Imputed Interest on Note Payable - Related Party                 --         7,051
   Loss on Investment in Partnership                                --         5,000
   Interest Income on Note Receivable                               --       (11,627)
   Bad Debt Expense                                              5,000            --
   Writeoff of Note Receivable                                      --        33,058
   Writeoff of Goodwill                                        275,891            --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                     1,443,055       675,094
     Inventories                                              (377,210)   (1,208,900)
     Refundable Federal Income Taxes                          (196,645)     (170,000)
     Prepaid Expenses and Other Current Assets                 (43,953)       16,455
     Security Deposits and Other Assets                         (2,060)      (23,938)

   Increase [Decrease] in:
     Accounts Payable                                         (553,619)      479,773
     Federal and State Income Taxes Payable                    (40,000)      (41,416)
     Accrued Expenses and Other Liabilities                    139,490        (2,238)
                                                            ----------   -----------

   Total Adjustments                                           828,274      (105,755)
                                                            ----------   -----------

  Net Cash - Operating Activities                             (552,627)     (494,143)
                                                            ----------   -----------

Investing Activities:
  Repayment of Note Receivable                                      --       250,000
  Purchase of Property and Equipment                          (165,367)     (361,975)
  Loans to Stockholders'                                       (13,017)           --
  Loan to Related Company                                           --         2,500
                                                            ----------   -----------

  Net Cash - Investing Activities                             (178,384)     (109,475)
                                                            ----------   -----------

Financing Activities:
  Proceeds from Notes Payable                                  670,000            --
  Repayment of Notes Payable                                  (507,026)      (24,798)
                                                            ----------   -----------

  Net Cash - Financing Activities                              162,974       (24,798)
                                                            ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents                 (568,037)     (628,416)

Cash and Cash Equivalents - Beginning of Periods               956,403     1,010,256
                                                            ----------   -----------

  Cash  and  Cash  Equivalents  -  End  of  Periods         $  388,366   $   381,840

The Accompanying  Notes  are  an  Integral  Part  of  These  Consolidated  Financial Statements.

                                         5

CHEM INTERNATIONAL, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------




                                                               Six months ended
                                                                 December 31,
                                                             1 9 9 8       1 9 9 7
                                                             -------       -------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $   38,913   $    20,825
   Income Taxes                                            $   51,047   $    66,045



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

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999.

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

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                              15 Years
Machinery and Equipment                              7 Years
Machinery and Equipment Under Capital Leases         7 Years
Transportation Equipment                             5 Years

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $194,967 and $151,939 for the six months ended December 31, 1998 and 1997, respectively. Amortization of equipment under capital leases is included with depreciation expense.

Goodwill - At December 31, 1998, goodwill with a carrying value of $275,891, which arose in connection with the acquisition of the Company's principal operating business subsidiary, was written down to zero due to impairment. The writeoff of goodwill is included in the December 31, 1998 income statement as part of selling and administrative expenses.

Amortization expense was $5,994 for each of the six months ended December 31, 1998 and 1997.

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

Impairment - Certain long-term assets of the Company's principal operating business subsidiary are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value which represents the projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1998, management expects these assets to be fully recoverable.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $173,280 and $129,708 for the six months ended December 31, 1998 and 1997, respectively.

[3] Inventories

Inventories consist of the following at December 31, 1998:

Raw Materials                 $ 2,331,431
Work-in-Process                   763,864
Finished Goods                    803,725
                              -----------

  Total                       $ 3,899,020
  -----                       ===========

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
------------------------------------------------------------------------------



[4] Property and Equipment

Property and equipment comprise the following at December 31, 1998:

Leasehold Improvements                            $1,083,816
Machinery and Equipment                            2,406,865
Machinery and Equipment Under Capital Leases         109,545
Transportation Equipment                              32,152

Total                                              3,632,378
Less:  Accumulated Depreciation and Amortization   2,016,616

  Total                                           $1,615,762

[5] Notes Payable

Notes payable are summarized as follows at December 31, 1998:

                                                         Related Party
                                           Notes Payable Note Payable    Total
Notes Payable:
  Bio Merieux Vitek, Inc. (a)               $   55,099   $        --  $   55,099
  President and Chief Executive Officer (b)         --       699,811     699,811
  First Union National Bank:
   Revolving Line-of-Credit (c)                500,000            --     500,000
   Equipment Term Loan (d)                     155,833            --     155,833
                                            ----------   -----------  ----------

  Totals                                       710,932       699,811   1,410,743
  Less:  Current Portion                       549,562            --     549,562
                                            ----------   -----------  ----------

   Noncurrent Portion                       $  161,370   $   699,811  $  861,181
   ------------------                       ==========   ===========  ==========

(a)Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b)Three year non-collaterized 7% promissory note for $750,000 with related party providing for quarterly payments of $13,125 representing interest only. The note matures on March 12, 2001. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C warrant. The amortization at December 31, 1998 was $11,364 and is classified as interest expense in the Company's financial statements. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003.

(c)Under the terms of a revolving line of credit which expires on July 27, 1999, the Company may borrow up to $500,000 at 1% above the bank's prime lending rate. The loan is collateralized by the assets of Manhattan Drug Company. The loan has been guaranteed by the Company's principal stockholder. At December 31, 1998, the interest rate was 8.75%.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
------------------------------------------------------------------------------



[5] Notes Payable [Continued]

(d)Under the terms of a five year equipment term loan, dated July 27, 1998, the Company may borrow up to $395,000 at 1.5% above the bank's prime interest rate. The term loan provides for monthly payments of $2,834 for principal and monthly payments for interest. The loan is collateralized by the assets of Manhattan Drug Company. The loan has been guaranteed by the Company's principal stockholder. At December 31, 1998, the interest rate was 9.25%.

The loan agreement with First Union National Bank contains certain financial covenants relating to the maintenance of specified liquidity, debt to equity and debt coverage ratios and requires that the Company's president and principal stockholder maintain a minimum stock ownership percentage of the Company. The Company was not in compliance with its debt coverage ratio on a consolidated basis at December 31, 1998.

The following are maturities of long-term debt for each of the next five years:

                                                         Related Party
                                           Notes Payable Note Payable    Total
December 31,
  1999                                      $  549,562   $        --  $  549,562
  2000                                          51,192            --      51,192
  2001                                          52,992       699,811     752,803
  2002                                          37,353            --      37,353
  2003                                          19,833            --      19,833
                                            ----------   -----------  ----------

  Totals                                    $  710,932   $   699,811  $1,410,743
  ------                                    ==========   ===========  ==========

[6] Capital Lease

The Company acquired equipment under the provision of a long-term lease. The lease expires in March 2001. The equipment under the capital lease as of December 31, 1998 had a cost of $109,545 accumulated depreciation of $29,068 with a net book value of $80,477

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at December 31, 1998 are as follows:

Total Minimum Lease Payments                $  104,900
Amount Representing Interest                   (19,968)
                                            ----------

Present Value of Net Minimum Lease Payments     84,932
Current Portion                                (35,582)

  Long-Term Capital Lease Obligation        $   49,350

[7] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998, the Company's uninsured cash balances totaled approximately $112,000. The Company does not require collateral in relation to cash credit risk.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
------------------------------------------------------------------------------



[7] Significant Risks and Uncertainties [Continued]

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at December 31, 1998 is $30,750.

[8] Major Customer

For the six months ended December 31, 1998 and 1997, approximately 40% and 45% of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the six months ended December 31, 1998 and 1997, an aggregate of approximately 18% and 15%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the six months ended December 31, 1998 and 1997. Accounts receivable from these customers comprised approximately 64% and 57% of total accounts receivable at December 31, 1998 and 1997, respectively.

[9] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31, 1999, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the six months ended December 31, 1998 and 1997 on this lease was approximately $41,000 and $58,000, respectively. Unpaid rent of $55,000 due to Gerob at December 31, 1998 has been separately disclosed as accrued expenses on the consolidated balance sheet.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the six months ended December 31, 1998 and 1997 on this lease was approximately $230,000 and $202,000, respectively.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
------------------------------------------------------------------------------



[9] Commitments and Contingencies [Continued]

Other Lease Commitments [Continued] - The minimum rental commitment for long-term non-cancelable leases is as follows:

                                              Related
                                 Lease      Party Lease
December 31,                  Commitment    Commitment       Total

   1999                       $   53,382     $ 346,000    $  399,382
   2000                           35,935       346,000       381,935
   2001                           24,212       346,000       370,212
   2002                            7,594         9,609        17,203
   2003                               --            --            --
   Thereafter                         --            --            --
                              ----------     ---------    ----------

   Total                      $  121,123     $1,047,609   $1,168,732
   -----                      ==========     ==========   ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $270,000 and $260,000 for the six months ended December 31, 1998 and 1997, respectively. Rent expense is stated net of sublease income of approximately $13,000 and $11,000 for the six months ended December 31, 1998 and 1997, respectively.

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

[C] Investment in and Royalties Receivable from Martin Health Care Products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin Health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of December 31, 1998.

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

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997, the Company instituted suit to recover all damages. The case continues in settlement negotiations, whereby, no estimate can be made as to the amount, if any, of ultimate recovery.

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

[10] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's president on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the six months ended December 31, 1998 and 1997, by the Company was $6,600 and $6,000, respectively.

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

[13] Equity Transactions

[A] Incentive Stock Options - On October 7, 1998, the Company granted 219,998 incentive stock options for a term of ten years commencing on October 7, 1998 to its officers at the exercise price of $1.50 per share and 60,606 shares at 110% of the exercise price for a term of five years commencing on October 7, 1998. No options have been exercised as of December 31, 1998.

[B] Non-Statutory Options - On October 7, 1998, the Company granted 40,000 non-statutory stock options to the members of its Scientific Advisory Board at the exercise price of $1.50 per share for a term of ten years commencing on October 7, 1998. No options have been exercised as of December 31, 1998.



                        . . . . . . . . . . . . . . . . .

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Six months ended December 31, 1998 Compared to December 31, 1997

Results of Operations

The Company's net losses for the six months ended December 31, 1998 and 1997 were $(1,380,901) and $(388,388), respectively. This increase in net loss of approximately $990,000 is primarily the result of a $970,000 increase in operating loss resulting from a corresponding $600,000 decrease in gross profit and a $370,000 increase in selling and administrative expenses. The decrease in gross profit is due to an increase in manufacturing expenses as the Company hired additional direct labor and increased its production capacity in the fourth quarter of fiscal 1998 in anticipation of increased orders. Product launches expected during the six months ended December 31, 1998 in eastern Europe have been delayed because of the uncertainties in the European markets. The Company cannot anticipate when these product launches will eventually occur.

Sales for the six months ended December 31, 1998 and 1997 were $5,063,494 and $4,970,100, respectively, an increase of $93,394 or 2%. For the six months ended December 31, 1998, the Company had sales to one customer, who accounted for 40% of net sales in the six month period ended December 31, 1998 and 45% in the six month period ended December 31, 1997. The loss of this customer would have an adverse affect on the Company's operations. The Company is continually trying to reduce its dependency on any one customer and diversifying its customer base with the development new product lines and increasing its contract sales.

Retail and mail order sales for the six months ended December 31, 1998 totaled $367,495 as compared to $549,679 for the six months ended December 31, 1997, a decrease of $182,184 or 33% due primarily to the closing of the retail store on November 13, 1998 for approximately 9 weeks for renovations. The store reopened on January 7,1999. The Company anticipates retail and mail order sales returning to their fiscal 1998 levels,

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement has initial term of two years and shall be renewable for an additional term of one year each. The Company expects to renew the agreement for the coming year. Sales for the six months ended December 31, 1998 were $654,777 as compared to $537,272, an increase of $117,505 or 22%.

Cost of sales increased to $4,910,204 for the six months ended December 31, 1998 as compared to $4,214,693 for the six months ended December 31, 1997. Cost of sales increased as a percentage of sales to 97% for the six months ended December 31, 1998 from 85% for the six months ended December 31, 1997. The increase in cost of sales is due to an increase in manufacturing costs and fixed overhead costs.

Selling and administrative expenses for the six months ended December 31, 1998 were $1,684,299 versus $1,315,725 for the same period a year ago. The increase of $368,574 was primarily attributable to the writeoff of the balance of goodwill at December 31, 1998 of $275,891, an increase in advertising of approximately $44,000 over the comparative period last year as the Company tries to generate new sales and customers, including hiring a consulting group and signing a professional services contract with Allan Houston of the New York Knicks to be the Company's spokesman for its Vitality Medicine line of products. There was also an increase in professional fees of approximately $33,000. Selling and administrative expenses have stabilized at approximately $700,000 per quarter.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Six months ended December 31, 1998 Compared to December 31, 1997

Results of Operations

Other income [expense] was $(65,671) for the six months ended December 31, 1998 as compared to $(13,546) for the six months ended December 31, 1997. This increase in net expense of $52,125 is attributable to an increase in interest expense of $38,038 due to an increase in borrowings under the Company's line of credit, a decrease in interest and investment income of $19,087 and a decrease in a partnership loss of $5,000.

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this, and accordingly, reduced its sales and accounts receivable at June 30, 1997 by $ 127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled material. The Company does not believe that there will be any significant additional costs relating to this recall. On September 30, 1997 the Company instituted suit to recover all damages. The case is currently in the discovery stage. The Company expects that the case will proceed to non-binding arbitration in February 1999. No estimate can be made at December 31, 1998 as to the amount, if any, of ultimate recovery. The case continues in settlement negotiations, whereby, no estimate can be made as to the amount, if any, of ultimate recovery.

Three months ended December 31, 1998 Compared to the Three months ended December 31, 1997

The Company's net losses for the three months ended December 31, 1998 and 1997 were $(958,150) and $(206,086), respectively. This increase in net loss of approximately $750,000 is primarily the result of an increase in operating loss of $370,000 as sales were uneven from month to month and overhead costs were fixed, the writeoff of goodwill, and a decrease in Federal and state income tax benefits of approximately $ 90,000. The increase in operating loss results from a corresponding $364,000 decrease in gross profit.

Sales for the three months ended December 31, 1998 and 1997 were $2,839,762 and $2,618,510, respectively an increase of $221,252 or 8%. For the three months ended December 31, 1998 the Company had sales to one customer who accounted for 36% of net sales in 1998 and 50% in 1997.

Retail and mail order sales for the three months ended December 31, 1998 totaled $169,376 as compared to $275,930 for the three months ended December 31, 1997, a decrease of $106,554 or 39% due to the store being closed for renovations for approximately 7 weeks.

Sales under the Roche Vitamins, Inc. distribution agreement totaled $344,756 for the three months ended December 31, 1998 as compared to $262,140 for the three months ended December 31, 1997 an increase of $82,616 or 32%.

Cost of sales increased to $2,777,609 for the three months ended December 31, 1998 as compared to $2,192,211 for the three months ended December 31, 1997. Cost of sales increased as a percentage of sales to 98% as compared to 84% for the three months ended December 31, 1997. The increase in cost of sales is due to an increase in manufacturing expenses, including fixed overhead costs.

Selling and administrative expenses for the three months ended December 31, 1998 were $1,001,359 as compared to $719,619 for the three months ended December 31, 1997, an increase of $281,740 due primarily to the writeoff of goodwill. Selling and administrative expenses have stabilized at approximately $700,000 per quarter.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three months ended December 31, 1998 Compared to the Three months ended December 31, 1997

Other income [expense] was $(34,538) for the three months ended December 31, 1998 as compared to $(15,462) for the three months ended December 31, 1997. This increase in net expense of $19,076 is attributable to an increase in interest expense of $17,885, a decrease of interest and investment income of $2,688 and a decrease in partnership loss of $1,497.

Liquidity and Capital Resources

At December 31, 1998 the Company's working capital was $3,644,726 a decrease of $1,116,785 over working capital at June 30, 1998. Cash and cash equivalents were $388,366 at December 31, 1998 a decrease of $568,037 from June 30, 1998. The Company utilized $552,627 and $494,143 for operations for the six months ended December 31, 1998.

The primary reasons for the cash utilized for operations for the six months ended December 31, 1998 are (a) a decrease in accounts receivable of approximately $1,440,000, (b) an increase in inventories of approximately $377,000, (c) an increase in refundable income taxes of approximately $200,000 and (d) a decrease in accounts payable of approximately $550,000. The Company believes that the anticipated sales for the third and fourth quarters of fiscal 1999 including retail and mail order sales and new product lines with higher gross profit margins, will improve the cash needs for operations in the next six months. The Company has drawn down its entire line of credit and consequently will be looking for additional sources of financing to meet its liquidity needs.

The Company utilized $178,384 and $109,475 in investing activities for the six months ended December 31, 1998 and 1997, respectively. The Company generated net cash of $162,974 from debt financing activities for the six months ended December 31, 1998 and utilized $24,798 in financing activities for the six months ended December 31, 1997.

The Company has a $500,000 revolving line of credit agreement with a bank which bears interest at 1.0% above the bank's prime lending rate and expires on July 27, 1999. At December 31, 1998 the balance due under the revolving line of credit was $500,000. The Company has additionally secured a five year equipment term loan with interest at 1.5% above the bank's prime lending rate. At December 31, 1998 the balance due under the equipment loan was $155,833. The Company was not in compliance with its debt coverage ratio on a consolidated basis at December 31, 1998.

The Company's total annual commitments at December 31, 1998 for the next five years of $1,168,732 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources [Continued]

The Company expects to spend approximately $55,000 through 1999 to modify it's computer information systems enabling proper processing of transactions relating to the year 2000 ["Y2K"] and beyond. The Company installed a new network system in October of 1998 at a cost of approximately $20,000 whose hardware and software is Y2K compliant. The Company has contracted with a computer consulting firm to provide the necessary upgrades and modifications to the Company's existing manufacturing program to insure Y2K compliance. The total cost of the upgrades is approximately $33,000 and should be completed by June 30, 1999. The Company's suppliers and vendors have been contacted, and most have responded with their intent to be Y2K compliant by the year 2000. At this time, the Company believes, based on their responses, that there will be no disruption of their business. The Company does not expect the amounts required to be expended over the next twelve months to have a material effect on its financial position or results of operations. The amount expended as of December 31, 1998 was $20,543.

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

                                   CHEM INTERNATIONAL, INC.

Date:  February 10, 1999           By:/s/ E. Gerald Kay
                                      E. Gerald Kay,
                                       President and Chief Executive Officer

Date:  February 10, 1999           By:/s/ Eric Friedman
                                      Eric Friedman,
                                       Chief Financial Officer