Form 10QSB
period 1999-03-31
CHEM INTERNATIONAL INC
filed 1999-05-13
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                     ------


                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934


For the quarter ended  March 31, 1999          Commission File Number  000-28876


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

                                Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding as of May 11, 1999
        -----                                     ------------------------------

Common Stock, Par Value                                     5,178,300

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


Part I: Financial Information

Item 1: Consolidated Financial Statements

        Consolidated Balance Sheet as of March 31, 1999 [Unaudited] ...............  1 .... 2

        Consolidated Statements of Operations for the three and nine months ended March 31, 1999 and 1998 [Unaudited] .................................  3 ....

        Consolidated Statement of Stockholders' Equity for the nine months ended March 31, 1999 [Unaudited] ..........................................  4 ....

        Consolidated Statements of Cash Flows for nine months ended
        March 31, 1999 and 1998 [Unaudited] .......................................  5 .... 6

        Notes to Consolidated Financial Statements [Unaudited] ....................  7 .... 14

Item 2: Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...............................................  15 ... 18

Part II: Other Information ........................................................  19

Signature .........................................................................  20


                                 . . . . . . . .

CHEM  INTERNATIONAL,  INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999.
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
     Cash and Cash Equivalents                                        $  134,106
     Accounts Receivable - Net                                         2,182,433
     Deferred Income Taxes                                                97,000
     Inventories                                                       3,835,762
     Prepaid Expenses and Other Current Assets                           201,682
     Refundable Federal Income Taxes                                     196,645
                                                                      ----------

     Total Current Assets                                              6,647,628
                                                                      ----------

Property and Equipment - Net                                           1,573,455
                                                                      ----------
Other Assets:
     Deferred Income Taxes                                                55,000
     Security Deposits and Other Assets                                  122,456
                                                                      ----------

     Total Other Assets                                                  177,456
                                                                      ----------

     Total Assets                                                     $8,398,539
                                                                      ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM  INTERNATIONAL,  INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999.
[UNAUDITED]
--------------------------------------------------------------------------------



Liabilities and Stockholders' Equity:
Current Liabilities:
     Accounts Payable                                               $ 2,515,826
     Notes Payable                                                      551,214
     Accrued Expenses and Other Current Liabilities                     309,446
     Accrued Expenses - Related Party                                    65,000
     Capital Lease Obligation                                            36,412
                                                                    -----------

     Total Current Liabilities                                        3,477,898
                                                                    -----------
Non-Current Liabilities:
     Notes Payable                                                      148,731
     Notes Payable - Related Party                                      705,492
     Capital Lease Obligation                                            39,296
                                                                    -----------

     Total Non-Current Liabilities                                      893,519
                                                                    -----------

Commitments and Contingencies [9]                                            --
                                                                    -----------
Stockholders' Equity:
     Preferred Stock - Authorized 1,000,000 Shares,
     $.002 Par Value, No Shares Issued                                       --
                                                                    -----------

     Common Stock - Authorized 25,000,000 Shares,
     $.002 Par Value, 5,178,300 Shares Issued and Outstanding            10,357

     Additional Paid-in Capital                                       4,847,405

     Accumulated [Deficit]                                             (830,640)
                                                                    -----------

     Total Stockholders' Equity                                       4,027,122
                                                                    -----------

     Total Liabilities and Stockholders' Equity                     $ 8,398,539
                                                                    ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------


                                            Three months ended                   Nine months ended
                                            ------------------                   -----------------
                                                 March 31,                           March 31,
                                                 ---------                           ---------

                                           1999              1998              1999              1998
                                       -----------       -----------       -----------       -----------
Sales                                  $ 2,930,006       $ 4,978,839       $ 7,993,500       $ 9,948,939

Cost of Sales                            2,772,837         4,010,136         7,683,041         8,225,099
                                       -----------       -----------       -----------       -----------
Gross Profit                               157,169           968,703           310,459         1,723,840

Selling and Administrative
Expenses                                   615,287           732,255         2,299,586         2,047,980
                                       -----------       -----------       -----------       -----------

Operating Income [Loss]                   (458,118)          236,448        (1,989,127)         (324,140)
                                       -----------       -----------       -----------       -----------
Other Income [Expense]

Interest Expense - Related Party           (18,806)               --           (56,420)               --

Interest Expense                           (16,780)          (15,028)          (45,185)          (43,009)

Interest and Investment Income                 119               267               467            19,702

Income [Loss] on Investment in
Partnership                                     --                --                --            (5,000)
                                       -----------       -----------       -----------       -----------

Other [Expense] Income - Net               (35,467)          (14,761)         (101,138)          (28,307)
                                       -----------       -----------       -----------       -----------
Income [Loss] Before Income
Taxes                                     (493,585)          221,687        (2,090,265)         (352,447)

Federal and State Income
Tax Expense [Benefit]                      (14,683)           94,746          (230,462)          (91,000)
                                       -----------       -----------       -----------       -----------

Net Income [Loss]                      $  (478,902)      $   126,941       $(1,859,803)      $  (261,447)
                                       ===========       ===========       ===========       ===========
Net Income [Loss] Per
Common Share:

Basic                                  $      (.09)      $       .03       $      (.36)      $      (.06)
                                       ===========       ===========       ===========       ===========

Diluted                                $      (.09)      $       .02       $      (.36)      $      (.06)
                                       ===========       ===========       ===========       ===========
Weighted Average Common
Shares Outstanding                       5,178,300         5,065,685         5,178,300         4,575,068

Dilutive Potential Common Shares:               --         1,925,247                --                --
Warrants and Options                   -----------       -----------       -----------       -----------

Adjusted Weighted Average
Common Shares                            5,178,300         6,990,932                --                --
                                       ===========       ===========       ===========       ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
ENDED MARCH 31, 1999
[UNAUDITED]
--------------------------------------------------------------------------------


                                                                                Additional                           Total
                                                                                ----------                           -----
                                      Common Stock              Preferred        Paid-in        Accumulated       Stockholders'
                                --------------------------      ---------        -------        -----------       -------------
                                  Shares        Par Value         Stock          Capital         [Deficit]           Equity
                                ---------      -----------      ---------      -----------      -----------       -------------
Balance - July 1, 1998          5,178,300      $    10,357      $      --      $ 4,847,405      $ 1,029,163       $ 5,886,925

Net [Loss] for the nine
months ended
March 31, 1999                         --               --             --               --       (1,859,803)       (1,859,803)
                                ---------      -----------      ---------      -----------      -----------       -----------

Balance - March 31, 1999        5,178,300      $    10,357      $      --      $ 4,847,405      $  (830,640)      $ 4,027,122
                                =========      ===========      =========      ===========      ===========       ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------


                                                          Nine months ended
                                                          -----------------
                                                              March 31,
                                                              ---------
                                                        1 9 9 9       1 9 9 8
                                                      -----------   -----------
Operating Activities:
   Net [Loss]                                         $(1,859,803)  $  (261,447)
                                                      -----------   -----------
   Adjustments to Reconcile Net [Loss] to Net Cash
      [Used for] Operating Activities:
      Depreciation and Amortization                       302,084       274,111
      Amortization of Discount on Note Payable             17,045           947
      Deferred Income Taxes                               (52,000)       90,000
      Imputed Interest on Note Payable-Related Party           --         7,051
      Loss on Investment in Partnership                        --         5,000
      Interest Income on Note Payable                          --       (11,627)
      Bad Debt Expense                                      7,500         5,000
      Writeoff of Note Receivable                              --        33,058
      Writeoff of Goodwill                                275,891            --
Changes in Assets and Liabilities:
   [Increase] Decrease in:
      Accounts Receivable                               1,271,004      (639,492)
      Inventories                                        (313,952)   (2,041,198)
      Refundable Federal Income Taxes                    (196,645)       45,000
      Prepaid Expenses and Other Current Assets           (24,325)       79,377
      Security Deposits and Other Assets                   (3,433)       (4,767)
Increase [Decrease] in:
   Accounts Payable                                      (321,216)    1,475,594
   Federal and State Income Taxes Payable                 (40,000)      (41,416)
   Accrued Expenses and Other Liabilities                 224,007       (23,999)
                                                      -----------   -----------
Total Adjustments                                       1,145,960      (747,361)
                                                      -----------   -----------
Net Cash - Operating Activities - Forward                (713,843)   (1,008,808)
                                                      -----------   -----------
Investing Activities:
   Repayment of Note Receivable                                --       250,000
   Purchase of Property and Equipment                     250,000      (601,024)
   Loans to Stockholders'                                 (27,033)       (4,673)
   Loan to Related Company                                     --         2,500
                                                      -----------   -----------
   Net Cash-Investing Activities - Forward               (251,217)     (353,197)
                                                      -----------   -----------
Financing Activities:
   Proceeds from Notes Payable                            670,000     1,050,000
   Repayment of Notes Payable                            (527,237)      (37,769)
                                                      -----------   -----------
   Net Cash-Financing Activities - Forward                142,763     1,012,231
                                                      -----------   -----------

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                               Nine months ended
                                                               -----------------
                                                                   March 31,
                                                                   ---------
                                                          1 9 9 9           1 9 9 8
                                                        -----------       -----------
     Net Cash-Operating Activities-Forwarded            $  (713,843)      $(1,008,808)
     Net Cash-Investing Activities-Forwarded               (251,217)         (353,197)
     Net Cash-Financing Activities-Forwarded                142,763         1,012,231
                                                        -----------       -----------
     Net [Decrease] in Cash and Cash Equivalents           (822,297)         (349,774)
   Cash and Cash Equivalents-Beginning of Periods           956,403         1,010,256
                                                        -----------       -----------
     Cash and Cash Equivalents-End of Periods           $   134,106       $   660,482
                                                        ===========       ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
    Interest                                            $    71,435       $    37,125
    Income Taxes                                        $    51,067       $    70,863


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1]  Business

Chem International, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. It's customers are located primarily throughout the United States and Europe.

[2]  Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 1999.

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

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                                   15 Years
Machinery and Equipment                                   7 Years
Machinery and Equipment Under Capital Leases              7 Years
Transportation Equipment                                  5 Years

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $ 296,091 and $ 265,120 for the nine months ended March 31, 1999 and 1998, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

Goodwill - At December 31, 1998, goodwill with a carrying value of $ 275,891, which arose in connection with the acquisition of the Company's principal operating business subsidiary, was written down to zero due to impairment. The writeoff of goodwill is included in the March 31, 1999 income statement as part of selling and administrative expenses.

Amortization expense was $ 5,993 for the nine months ended March 31, 1999, and $8,991 for the nine months ended March 31, 1998.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[2]  Summary of Significant Accounting Policies [Continued]

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net [Loss] Per Share - The FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"]calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations , by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has adopted SFAS No. 128 in these financial statements. Basic EPS is based on average common shares outstanding and diluted EPS include the effects of potential common stock, such as, options and warrants, if dilutive. Potential common shares of 150,000 are not currently dilutive, but may be in the future. Adoption of SFAS No. 128 is not material to the Company.

Revenue Recognition - The Company generally recognizes revenue upon shipment of the product.

Impairment - Certain long-term assets of the Company's principal operating business subsidiary are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value which represents the projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 1999, management expects these assets to be fully recoverable.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $232,917 and $294,299 for the nine months ended March 31, 1999 and 1998 respectively.

[3]  Inventories

Inventories consist of the following at March 31, 1999:

Raw Materials                         $   2,542,846
Work-in-Process                             467,384
Finished Goods                              825,532
                                      -------------

Total                                 $   3,835,762
-----                                 =============

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[4]  Property and Equipment

Property and equipment comprise the following at March 31, 1999:

Leasehold Improvements                               $1,124,876
Machinery and Equipment                               2,422,222
Machinery and Equipment Under Capital Leases            109,545
Transportation Equipment                                 32,152
                                                     ----------

Total                                                 3,688,795
Less: Accumulated Depreciation and Amortization       2,115,340
                                                     ----------

   Total                                             $1,573,455
   -----                                             ==========

[5]  Notes Payable

Notes payable are summarized as follows at March 31, 1999:

                                                             Related Party
                                                             -------------
                                             Notes Payable   Notes Payable        Total
                                             -------------   -------------        -----
Notes Payable:
  Bio Merieux Vitek, Inc. (a)                  $   52,612      $       --      $   52,612
  President and Chief Executive Officer (b)            --         705,492         705,492
  First Union National Bank:
    Revolving Line-of-Credit (c)                  500,000              --         500,000
    Equipment Term Loan (d)                       147,333              --         147,333
                                               ----------      ----------      ----------

Totals                                            699,945         705,492       1,405,437
Less: Current Portion                             551,214              --         551,214
                                               ----------      ----------      ----------

   Noncurrent Portion                          $  148,731      $  705,492      $  854,223
   ------------------                          ==========      ==========      ==========


(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b) Three year non-collateralized 7% promissory note for $750,000 with related party providing for quarterly payments of $13,125 representing interest only. The note matures on March 12, 2001. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at an aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C Warrant. The amortization at March 31, 1999 was $17,045 and is classified as interest expense in the Company's financial statements. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003.

(c) Under the terms of a revolving line of credit which expires on July 27, 1999, the Company may borrow up to 500,000 at 1% above the bank's prime lending rate. The loan is collateralized by the assets of Manhattan Drug Company, Inc. The loan has been guaranteed by the Company's principal stockholder. At March 31, 1999 the interest rate was 8.75%.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[5]  Notes Payable [Continued]

(d) Under the terms of a five year equipment term loan, dated July 27, 1998, the Company may borrow up to $395,000 at 1.5% above the bank's prime interest rate. The term loan provides for monthly payments of $2,834 for principal and monthly payments for interest. The loan is collateralized by the assets of Manhattan Drug Company, Inc. The loan has been guaranteed by the Company's principal stockholder. At March 31, 1999, the interest rate was 9.25%.

The loan agreement with First Union National Bank contains certain financial covenants relating to the maintenance of specified liquidity, debt to equity and debt coverage ratios and requires that the Company's president and principal stockholder maintain a minimum stock ownership percentage of the Company. The Company was not in compliance with its debt coverage ratio on a consolidated basis at March 31, 1999.

The following are maturities of long-term debt for each of the next five years:

                                                Related Party
                                                -------------
                              Notes Payable     Notes Payable             Total
                              -------------     -------------             -----
March 31,
---------
  2000                        $  549,823          $       --          $  549,823
  2001                            51,479             705,492             756,971
  2002                            53,310                  --              53,310
  2003                            34,000                  --              34,000
  2004                            11,333                  --              11,333
                              ----------          ----------          ----------

Totals                        $  699,945          $  705,492          $1,405,437
------                        ==========          ==========          ==========


[6]  Capital Lease

The Company acquired equipment under the provision of a long-term lease. The lease expires in March 2001. The equipment under the capital lease as of March 31, 1999 had a cost of $109,545 accumulated depreciation of $36,148 with a net book value of $73,397.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at March 31, 1999 are as follows:

Total Minimum Lease Payments                    $  104,900
Amount Representing Interest                       (29,192)
                                                ----------

Present Value of Net Minimum Lease Payments         75,708
Current Portion                                    (36,412)
                                                ----------

  Long-Term Capital Lease Obligation            $   39,296
  ----------------------------------            ==========


[7]  Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1999 the Company's uninsured cash balances totaled approximately $124,000. The Company does not require collateral in relation to cash credit risk.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[7]  Significant Risks and Uncertainties [Continued]

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at March 31, 1999 is $33,250.

[8]  Major Customer

For the nine months ended March 31, 1999 and 1998, approximately 45% and 55% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. In addition, for the nine months ended March 31, 1999 and 1998, an aggregate of approximately 14% and 12%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the nine months ended March 31, 1999 and 1998. Accounts receivable from these customers comprised approximately 59% and 73% of total accounts receivable at March 31, 1999 and 1998, respectively.

[9]  Commitments and Contingencies

[A]  Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31, 1999, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the nine months ended March 31, 1999 and 1998 on this lease was approximately $56,000 and $87,000, respectively. Unpaid rent of $65,000 due to Gerob at March 31, 1999 has been separately disclosed as accrued expenses on the consolidated balance sheet.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the nine months ended March 31, 1999 and 1998 on this lease was approximately $345,000 and $338,000, respectively.

Other Lease Commitments - The Company leases warehouse equipment for a five year period providing for an annual rental of $15,847 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2001.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[9]  Commitments and Contingencies [Continued]

Other Lease Commitments [Continued] - The minimum rental commitment for long-term non-cancelable leases is as follows:

                                             Related
                                             -------
                            Lease          Party Lease
                            -----          -----------
March 31,                Commitment         Commitment             Total
---------                ----------         ----------             -----
  2000                   $   51,284         $  346,000         $  397,284
  2001                       31,247            346,000            377,247
  2002                       24,212            269,110            293,322
  2003                        1,395                 --              1,395
  2004                           --                 --                 --
  Thereafter                     --                 --                 --
                         ----------         ----------         ----------

Total                    $  108,138         $  961,110         $1,069,248
-----                    ==========         ==========         ==========


Total rent expense, including real estate taxes and maintenance charges, was approximately $401,000 and $ 411,000 for the nine months ended March 31, 1999 and 1998, respectively. Rent expense is stated net of sublease income of approximately $17,000 and $16,000 for the nine months ended March 31, 1999 and 1998, respectively.

[B] Employment Agreements - Effective July 1, 1996, the Company entered into three year employment agreements with its president and four other officers which provide for aggregate annual salaries of $580,000 for the year ending June 30, 1997 and $680,000 for the years ending June 30, 1998 and 1999, respectively. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of March 31, 1999.

[D] Litigation - The Company is unable to predict its ultimate financial exposure with respect to its prior sale of certain products which may have contained allegedly contaminated Tryptophan which is the subject numerous lawsuits against unrelated manufacturers, distributors, suppliers, importers and retailers of that product. However, management does not presently believe the outcome of these actions will have a material adverse effect on the Company.

On July 7, 1997 the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of these tablets sold containing the recalled raw material. The Company does not believe there will be any significant additional costs relating to this recall. On September 30, 1997, the Company instituted suit to recover all damages. On February 10, 1999 the Company settled the suit and filed a Stipulation of Dismissal.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
--------------------------------------------------------------------------------

[9]  Commitments and Contingencies [Continued]

[E] Consulting Agreements - The Company entered into a consulting agreement with a financial advisory group ["Consultants"] commencing on March 20, 1998 until February 28,1999. The Company is obligated to pay $2,500 for services rendered at the end of each month that services are provided during the terms of this agreement. In addition, the Company has issued to the Consultants three options for 45,000 shares of common stock. Each option is exercisable for 15,000 shares at exercise prices of $1.125, $2.50 and $4.00, respectively. These options are exercisable until March 20, 2003.

[F] Development and Supply Agreement - On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

[G] Manufacturing Agreement - On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC., a company that supplies Zepter International, a world-wide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

[10] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's president on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the nine moths ended March 31, 1999 and 1998, by the Company was $9,900 and $9,000, respectively.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
--------------------------------------------------------------------------------

[12] New Authoritative Pronouncements [Continued]

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

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

[13] Equity Transactions

[A] Incentive Stock Options - On October 7, 1998, the Company granted 219,998 incentive stock options for a term of ten years commencing on October 7, 1998 to its officers at the exercise price of $1.50 per share and 60,606 shares at 110% of the exercise price for a term of five years commencing on October 7, 1998. No options have been exercised as of March 31, 1999.

[B] Non-Statutory Options - On October 7, 1998, the Company granted 40,000 non-statutory stock options to the members of its Scientific Advisory Board at the exercise price of $1.50 per share for a term of ten years commencing October 7, 1998. No options have been exercised as of March 31, 1999.


                        . . . . . . . . . . . . . . . . .

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Nine months  ended March 31,  1999  Compared to the Nine months  ended March 31,
1998

Results of Operations

The Company's net losses for the nine months ended March 31, 1999 and 1998 were $(1,859,803) and $(261,447), respectively. This increase in net loss of approximately $1,600,000 is primarily the result of a $1,650,000 increase in operating loss resulting from a corresponding $1,400,000 decrease in gross profit and a $250,000 increase in selling and administrative expenses. The decrease in gross profit is due to an increase in manufacturing expenses as the Company hired additional direct labor and increased its production capacity for the nine months ended March 31, 1999 in anticipation of increased orders. Product launches expected during the nine months ended March 31, 1999 in eastern Europe have been delayed because of the uncertainties in the European markets. The Company cannot anticipate when these product launches will eventually occur.

Sales for the nine months ended March 31, 1999 and 1998 were $7,993,500 and $9,948,939, respectively, a decrease of $1,955,439 or 20%. For the nine months ended March 31, 1999, the Company had sales to one customer, who accounted for 45% of net sales in 1999 and 55% in 1998. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the nine months ended March 31, 1999 totaled $517,224 as compared to $846,216 for the nine months ended March 31, 1998, a decrease of $328,992 or 39% due primarily to the closing of the retail store on November 13, 1998 for approximately 9 weeks for renovations. The store reopened on January 7, 1999. The Company anticipates retail and mail order sales returning to their fiscal 1998 levels in the fourth quarter of the year. The Company has been unable to date to recapture the lost sales while the store was closed for renovations.

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement has initial term of two years and shall be renewable for an additional term of one year each. The Company renewed the agreement for the coming year. Sales for the nine months ended March 31, 1999 were $1,109,567 as compared to $912,214 for the nine months ended March 31, 1998, an increase of $197,353 or 22%.

Cost of sales increased to $7,683,041 for the nine months ended March 31, 1999 as compared to $8,225,099 for the nine months ended March 31, 1998. Cost of sales increased as a percentage of sales to 96% for the nine months ended March 31, 1999 from 83% for the nine months ended March 31, 1998. The increase in cost of sales is due to an increase in manufacturing costs and fixed overhead costs.

Selling and administrative expenses for nine months ended March 31, 1999 were $2,299,586 versus $2,047,980 for the same period a year ago. The increase of $251,606 was primarily attributable to the write-off of the balance of goodwill at December 31, 1998 of $275,891. Selling and administrative expenses have stabilized at approximately $700,000 per quarter.

Other income (expense) was $(101,138) for the nine months ended March 31, 1999 as compared to $(28,307) for the nine months ended March 31, 1998. This increase in net expense of $72,831 is attributable to an increase in interest expense of $58,596 due to an increase in borrowings, a decrease in interest and investment income of $19,235 and a decrease in a partnership loss of $5,000.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Nine months  ended March 31,  1999  Compared to the Nine months  ended March 31,
1998

Results of Operations (Continued)

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material which was used in manufacturing of tablets sold by Manhattan Drug Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this, and accordingly, reduced its sales and accounts receivable at June 30, 1997 by $127,000. The Company believes they have recourse against the supplier for the full value of the tablets sold containing the recalled material. The Company does not believe that there will be any significant additional costs relating to this recall. On September 30, 1997 the Company instituted suit to recover all damages. On February 10, 1999 the Company settled the suit and filed a Stipulation of Dismissal.

Three months ended March 31, 1999 Compared to the Three months ended March 31, 1998

Results of Operations

The Company's net losses for the three months ended March 31, 1999 were $(478,902) and the Company's net income for the same period a year ago was $126,941. This increase in net loss of approximately $600,000 is primarily the result of an increase in operating loss of $695,000 and a decrease in federal and state income tax benefits of approximately $80,000. The increase in operating loss results from a corresponding $800,000 decrease in gross profit and an approximately $100,000 decrease in selling and administrative expenses.

Sales for the three months ended March 31, 1999 and 1998 were $2,930,006 and $4,978,839, respectively, a decrease of $2,048,833 or 41%. For the three months ended March 31, 1999 the Company had sales to one customer who accounted for 54% of net sales in 1999 and 44% in 1998.

Retail and mail order sales for the three months ended March 31, 1999 totaled $149,729 as compared to $296,537 for the three months ended March 31, 1998, a decrease of $146,808 or 50% due to the store being closed for renovations for approximately 2 weeks in the quarter. The Company has been unable to date to recapture the lost sales while the store was closed for renovations, but anticipates sales levels returning to their fiscal 1998 levels.

Sales under the Roche Vitamins, Inc. distribution agreement totaled $454,790 for the three months ended March 31, 1999 as compared to $374,942 for the three months ended March 31, 1998 an increase of $79,848 or 21%.

Cost of sales decreased to $2,772,837 for the three months ended March 31, 1999 as compared to $4,010,136 for the three months ended March 31, 1998. Cost of sales increased as a percentage of sales to 95% as compared to 81% for the three months ended March 31, 1998. The increase in cost of sales is due to an increase in manufacturing expenses and fixed overhead costs.

Selling and administrative expenses for the three months ended March 31, 1999 were $615,287 as compared to $732,255 for the three months ended March 31, 1998. This decrease of approximately $117,000 is primarily due to an increase in office salaries of approximately $17,000; a decrease in travel and entertainment of approximately $30,000; an increase in officers salaries of approximately $20,000; a decrease in freight out of approximately $30,000 and a decrease in advertising of approximately $100,000.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Three months ended March 31, 1999 Compared to the Three months ended March 31, 1998

Results of Operations [Continued]

Other income (expense) was $(35,467) for the three months ended March 31, 1999 as compared to $(14,761) for the three months ended March 31, 1998. This increase in net expense of $20,706 is attributable to an increase in interest expense of $20,558 and a decrease of interest and investment income of $148.

Liquidity and Capital Resources

At March 31, 1999 the Company's working capital was $3,169,730 a decrease of $1,591,781 over working capital at June 30, 1998. Cash and cash equivalents were $134,106 at March 31, 1999 a decrease of $822,297 from June 30, 1998. The
Company utilized $713,843 and $1,008,808 for operations for the nine months ended March 31, 1999 and 1998, respectively. The primary reasons for the increase in cash utilized for operations are (a) a decrease in accounts receivable of approximately $1,300,000, (b) an increase in inventories of approximately $300,000, (c) an increase in refundable income taxes of approximately $200,000 and (d) a decrease in accounts payable of approximately $320,000. The Company believes that the anticipated sales for the fourth quarter of fiscal 1999 will meet the cash needs for operations in the next six months. The Company has drawn down its entire line of credit and consequently will be looking for additional sources of financing to meet its liquidity needs.

The Company utilized $251,217 and $353,197 in investing activities for the nine months ended March 31, 1999 and 1998, respectively. The Company generated net cash of $142,763 from debt financing activities for the nine months ended March 31, 1999 and $1,012,231 for the nine months ended March 31, 1998.

The Company has a $500,000 revolving line of credit agreement with a bank which bears interest at 1.0% above the bank's prime lending rate and expires on July 27, 1999. At March 31, 1999 the balance due under the revolving line of credit was $500,000. The Company has additionally secured a five year equipment term loan with interest at 1.5% above the bank's prime lending rate. At March 31, 1999 the balance due under the equipment loan was $147,333. The Company was not in compliance with its debt coverage on a consolidated basis at March 31, 1999.

The Company's total annual commitments at March 31, 1999 for the next five years of $1,069,248 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Effective July 1, 1996, the Company entered into employment agreements with each of its five executive officers providing for aggregate compensation in the amount of $680,000 for the fiscal year ending June 30, 1999.

The Company expects to spend approximately $55,000 through 1999 to modify it's computer information systems enabling proper processing of transactions relating to the year 2000 ("Y2K") and beyond. The Company installed a new network system in October of 1998 at a cost of approximately $20,000 whose hardware and software is Y2K compliant. The Company has also spent $30,439 to provide the necessary upgrades and modifications to the Company's existing manufacturing program to insure Y2K compliance. The new software program is installed and is currently being tested. The Company intends to be fully Y2K compliant by June 30, 1999. The Company's suppliers and vendors have been contacted, and most have responded with their intent to be Y2K compliant by the year 2000. At this time, the Company believes based on their responses, that there will be no disruption of their business. The Company does not expect the amounts required to be expended over the next twelve months to have a material effect on its financial position or results of operations. The amount expended as of March 31, 1999 was $50,982.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 was effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 does not apply to interim financial statements in the initial year of application. SFAS No. 131 does not have a material impact on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting changes in a fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Part II: Other Information

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

Item 1:  Legal Proceeding

                None

Item 2:  Changes in Securities

                None

Item 3:  Defaults Upon Senior Securities

                None

Item 4:  Submission of Matters to a Vote of Security Holders

               None

Item 5:  Other Information

               None

Item 6:  Exhibits and Reports on Form 8K

               Form 8-K filed May 10, 1999, reported change in accounting firm on May 5, 1999.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHEM INTERNATIONAL, INC.

Date:   May 11, 1999               By:  /s/ E. Gerald Kay
                                        -------------------------------------
                                        E. Gerald Kay,
                                          President and Chief Executive Officer

Date:   May 11, 1999               By:  /s/ Eric Friedman
                                        -------------------------------------
                                        Eric Friedman,
                                          Chief Financial Officer