Form 10KSB
period 1999-06-30
CHEM INTERNATIONAL INC
filed 1999-10-01
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999         Commission File Number 000-28876

                            CHEM INTERNATIONAL, INC.
            (Exact name of small business registrant in its charter)

              Delaware                                          13-3035216
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

   201 Route 22, Hillside, New Jersey                             07205
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

                           Yes [X]         No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                           Yes [X]         No [_]

Registrant's revenues for the fiscal year ended June 30, 1999 were $12,274,448.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on August 31, 1999 was $2,654,063.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                 Class                            Outstanding at August 31, 1999
       Common Stock $.002 par value                      5,178,300 Shares
      Class A Redeemable Common Stock                   1,265,000 Warrants
             Purchase Warrants
      Class C Redeemable Common Stock
             Purchase Warrants                           150,000 Warrants

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference to certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

Part I                                                                                   Page
  Item 1.        Description of Business                                                  1

  Item 2.        Description of Properties                                                3

  Item 3.        Legal Proceedings                                                        4

  Item 4.        Submission of Matters to a Vote of Security Holders                      4

Part II

  Item 5.        Market for Registrant's Common Equity and Related Stockholder
                 Matters                                                                  5

  Item 6.        Management's Discussion and Analysis of Financial Condition
                 And Results of Operations                                                6

  Item 7.        Financial Statements                                                     8

  Item 8.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                      8

Part III

  Item 9.        Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a) of the
                 Exchange Act                                                             9

  Item 10.       Executive Compensation                                                   9

  Item 11.       Security Ownership of Certain Beneficial
                 Owners and Management                                                    9

  Item 12.       Certain Relationships and Related Transactions                           9

  Item 13.       Exhibits and Reports on Form 8-K                                         9

Signatures

                                     PART I

Disclosure Regarding Forward-Looking Statements

All statements other than statements of historical fact, in this Form 10-KSB, including without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" are, or may be deemed to be, forward looking statements. These statements represent the Company's current judgement and are subject to risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, without limitation: (i) loss of a major customer, (ii) competition, and/or (iii) government regulation.

Item 1. Description of Business

Chem International Inc. [the "Company"] a Delaware corporation, is the survivor of a merger of Chem International, Inc. a Delaware Corporation, with and into Frog Industries, Ltd. a New York corporation, which was effected on December 27, 1994 with Frog Industries, Ltd. renamed Chem International Inc. after the merger. The Company was reincorporated in Delaware on February 2, 1996. The Company is engaged primarily in manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products, including vitamins sold as single entity supplements, in multi-vitamin combinations and in varying potency levels and in different packaging sizes. The Company's subsidiary, Manhattan Drug
Company, Inc. ["Manhattan Drug"], manufactures the vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures such products for sale under its own private brand, "Vitamin Factory", at its retail store in Hillside, New Jersey or through mail order.

Development and Supply Agreement

On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

Manufacturing Agreement

On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC., a company that supplies Zepter International, a world-wide sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

Risk of Reduction of Significant Revenues from Major Customer

The Company derives a significant portion of its sales from one customer, Rexall Sundown, Inc. ["Rexall"], for which it manufactures vitamins and nutritional supplements. Sales to Rexall expressed as a percentage of the Company's total sales, were approximately 55% and 44%, respectively, for the fiscal years ended June 30, 1999 and 1998. The loss of this customer would have a material affect on the Company's operations.

Dependence on Key Personnel

The Company is highly dependent on the experience of its management in the continuing development of its manufacturing and retail operations. The loss of the services of these certain individuals, particularly E. Gerald Kay, Chairman of the Board, and director of the Company, would have a material adverse effect on the Company's business. The Company has entered into employment agreements with each of its four executive officers, which expire on June 30, 2002. Such agreements may be terminated by the employees at any time upon 30 days prior written notice without penalty, subject to a one year non-compete clause. The Company has obtained key-man life insurance in the amount of $1,000,000 on the life of Mr. Kay, with the Company as the named beneficiary.

In February 1999, Mr. Ronald Smalley, Vice President of Technology resigned his position with the Company, and was replaced with Mr. Abdulhameed Mirza. Mr. Mirza is the Vice President of Technical Affairs and has spent the last 25 years in the vitamin and nutritional industry.

In May 1999, Mr. E. Gerald Kay, Chairman of the Board and Chief Executive Officer, resigned as President of the Company and was replaced by Mr. Seymour Flug. Mr. Flug will serve as President and Chief Executive Officer. Mr. Flug is the former chairman of Diners Club International and managing director of mergers and acquisitions for Citygroup/Citibank.

Raw Materials

The principal raw materials used in the manufacturing process are natural and synthetic vitamins, minerals, herbs, and related nutritional supplements, gelatin capsules and coating materials and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States. The gelatin capsules and coating materials and packaging materials are similarly widely available. Raw materials are generally purchased by the Company without long term commitments, on a purchase order basis. The Company's principal suppliers are Roche Vitamins, Inc., Triarco Inc., M.W. International, Inc. and BASF Corporation.

Employees

As of June 30, 1999, the Company had 88 full time employees, of whom 53 belonged to a local unit of the Teamsters Union and are covered by a collective bargaining agreement, which expires August 30, 1999. The contract has been renewed through August 31, 2002.

Seasonality

The Company's results of operations are not significantly affected by seasonal factors.

Trademarks

The Company owns the registration in the United States Patent and Trademark offices for "Oxitiva." Oxitiva is the Company's brand of chewable antioxidant formula.

Government Regulations

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by a number of federal agencies, including the Food and Drug Administration [the "FDA"], the Federal Trade Commission [the "FTC"], the United States Postal Service, the Consumer Product Safety Commission and the Untied States Department of Agriculture. The FDA is primarily responsible for the regulation of the manufacturing, labeling and sale of the Company's products. The Company's activities are also regulated by various state and local agencies in which the Company's products are sold. The operation of the Company's vitamin manufacturing facility is subject to regulation by the FDA as a food manufacturing facility. In addition, the United States Postal Service and the FTC regulate advertising claims with respect to the Company's products sold by solicitation through the mail.

The Dietary Supplement Health and Education Act of 1994 [the "Dietary Supplement Act"] was enacted on October 25,1994. The Dietary Supplement Act amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, and by providing a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Dietary supplements are regulated as foods under the Dietary Supplement Act and the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status.

The  Dietary   Supplement  Act  provides  for  specific   nutritional   labeling
requirements for dietary supplements effective

January 1, 1997. The Dietary Supplement Act permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, the Dietary Supplement Act also authorizes the FDA to promulgate Current Good Manufacturing Practices ["cGMP"] specific to the manufacture of dietary supplements, to be modeled after food cGMP. The Company currently manufactures its dietary supplement products pursuant to food cGMP. The Company believes that it is currently in compliance with all applicable government regulations. The FDA will be proposing and promulgating regulations to implement the Dietary Supplement Act. The Company cannot determine what effect such regulations, when promulgated, will have on its business in the future or what cost it will add to manufacturing the product. Such regulations could, among other things, require expanded or different labeling, the recall, reformulation or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims and safety of efficacy.

Competition

The business of manufacturing, distributing and marketing vitamins and nutritional supplements is highly competitive. Many of the Company's competitors are substantially larger and have greater financial resources with which to manufacture and market their products. In particular, competition is fierce in the retail segment. Many direct marketers not only focus on selling their own branded products, but offer national brands at discounts as well. Many competitors have established brand names recognizable to consumers. In addition, major pharmaceutical companies offer nationally advertised multivitamin products. The Company also competes with certain of its customers. These customers also have their own manufacturing capabilities.

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

Product Liability Insurance

The Company intends to compete by stressing the quality of its manufacturing product, providing prompt service, competitive pricing of products in its marketing segment and by focusing on niche products in the international retail markets.

The Company, like other manufacturers, wholesalers and distributors of vitamin and nutritional supplement products, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products result in injury. Accordingly, the Company currently maintains product liability insurance policies, which provides a total of $10 million of coverage per occurrence and $10 million of coverage in the aggregate. Although the Company's product liability insurance policies do not currently provide coverage for claims with respect to products containing L-tryptophan manufactured after September 1992, the Company discontinued manufacturing such products in 1989. Based upon indemnification arrangements with its supplier of L-tryptophan, the Company's product liability insurance and the product liability insurance of its suppliers, the Company believes that its product liability insurance is adequate to cover any product liability claims. There can be no assurance that the Company's current level of product liability insurance will continue to be available or, if available, will be adequate to cover potential liabilities.

Item 2. Description of Properties

On January 10, 1997, the Company entered into a lease agreement for approximately 84,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey. The facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is owned by the Company's Chairman of the Board, and principal stockholder and certain family members and 10% owned by the Company's chief financial officer. The lease has a term of five years and expires on January 10, 2002. The lease provides for a base annual rental of $346,000 plus increases in real estate taxes and building expenses. At its option, the Company has the right to renew the lease for an additional five year period. The space is utilized for the retail mail order business, warehousing and packaging operations and also houses the Company's corporate offices.

The Company also leases 40,000 square feet of manufacturing facilities in Hillside, New Jersey from Gerob Realty

Partnership, of which E. Gerald Kay, Chairman of the Board of the Company, is a general partner. The lease which expires on December 31,1999 provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. The space is utilized for Manhattan Drug's tablet manufacturing operations.

Item 3. Legal Proceedings

Numerous unrelated manufacturers, distributors, suppliers, importers and retailers of manufactured L-tryptophan are or were defendants in an estimated 2,000 lawsuits brought in federal and state courts seeking compensation and punitive damages for alleged personal injury from ingestion of products containing manufactured L-tryptophan. A number of these lawsuits have been settled or discontinued. Additional suits may be filed. Prior to a request from the FDA in November 1989 for a national, industry-wide recall, Manhattan Drug halted sales and distribution and also ordered a recall of L-tryptophan products. Subsequently, the FDA indicated that there is a strong epidemiological between the ingestion of the allegedly contaminated L-tryptophan and a blood disorder known as eosinophilia myalgia syndrome ["EMS"]. Investigators at the United States Centers for Disease Control suspect that a contaminant was introduced during the manufacture of the product in Japan. While intensive independent investigations are continuing, there has been no indication that EMS was caused by any formulation or manufacturing fault of Manhattan Drug or any of the other firms that manufactured tablets and/or capsules containing L-tryptophan.

On July 7, 1997, the Company was informed by one of its suppliers of a recall of the supplier's raw material, which was used in manufacturing of tablets sold by the Company. On July 17, 1997, the Company issued a voluntary recall to three customers affected by this and, accordingly, reduced its sales and accounts receivable at June 30, 1997 by $127,000. On February 10, 1999, the suit was settled.

Manhattan Drug and certain companies in the vitamin industry, including distributors, wholesalers and retailers, have entered into an agreement [the "Indemnification Agreement"] with Showa Denko America, Inc. ["SDA"]. Under which SDA, a U.S. subsidiary of a Japanese corporation, Showa Denko K.K. ["SDK"], which appears to have been the supplier of all of the alleged contaminated L-tryptophan products, has assumed the defense of all claims against Manhattan Drug arising out of the ingestion of L-tryptophan products and has agreed to pay the legal fees and expenses in that defense, and SDK has agreed to guarantee SDA's obligation therein. SDA has posted a revolving irrevocable letter of credit, in the amount of $20,000,000, to be used for the benefit of the Company and other indemnified parties if SDA is unable or unwilling to satisfy any claims or judgements. SDA has agreed to indemnify Manhattan Drug against any judgements and to fund settlements arising out of those actions and claims if it is determined that a cause of the injuries sustained by the plaintiffs was a constituent in the bulk material sold by SDA to Manhattan Drug or its suppliers, except to the extent that Manhattan Drug is found to have any part of the responsibility for those injuries and except for certain claims relating to punitive damages. There is no assurance that SDA will have the financial ability to perform under the Indemnification Agreement.

Manhattan Drug has product liability insurance, which the Company believes provides coverage for all of its L-tryptophan products subject to these claims, including legal defense costs. Due to the multitude of defendants, the probability that some or all of the total liability will be assessed against other defendants and the fact that discovery in these actions is not complete, it is impossible to predict the outcome of these actions or to assess the ultimate financial exposure of the Company. Based upon the aforementioned indemnification arrangements, the Company's product liability insurance and the product liability insurance of its suppliers, the Company does not believe these actions will have a material adverse effect on Manhattan Drug, and, accordingly, no provision has been made in the Company's Consolidated Financial Statements for any loss that may be incurred by the Company as a result of these actions.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


Set forth below are the high and low closing prices of the Common Stock and the Class A Redeemable Warrant as reported on the Nasdaq National Market for the periods indicated:




                                                            HIGH            LOW
COMMON STOCK [CXIL]

FISCAL YEAR ENDED JUNE 30, 1998
First Quarter                                               3 7/8          1 7/8
Second Quarter                                              3 5/16         13/32
Third Quarter                                               2 1/4          1/2
Fourth Quarter                                              3 3/8          1 5/8


FISCAL YEAR ENDED JUNE 30, 1999
First Quarter                                               3 3/8          1 3/8
Second Quarter                                              1 7/8          3/4
Third Quarter                                               1 1/4          5/8
Fourth Quarter                                              2 5/8          11/16

CLASS A REDEEMABLE WARRANTS [CXILW]

FISCAL YEAR ENDED JUNE 30, 1998
First Quarter                                               1              3/8
Second Quarter                                              1              1/16
Third Quarter                                               7/16           1/16
Fourth Quarter                                              3/4            5/16


FISCAL YEAR ENDED JUNE 30, 1999
First Quarter                                               3/4            3/8
Second Quarter                                              7/16           3/16
Third Quarter                                               1/4            1/16
Fourth Quarter                                              11/16          1/16


As of June 30, 1999 there were approximately 115 holders of record of the Company's Common Stock.

The Company has not declared or paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto.

Results of Operations

Year Ended June 30, 1999 Compared to the Year ended June 30, 1998

The Company's net [loss] for the year ended June 30, 1999 was $(2,628,433) as compared to the net loss of $(97,438) for the year ended June 30, 1998. This increase in net loss of approximately $2,500,000 is primarily the result of a $2,600,000 increase in operating loss and an increase in the federal tax benefit of approximately $130,000. The $2,600,000 decrease in operating loss is due to a gross profit decrease of approximately $2,500,000 and an increase in selling and administrative expense of approximately $100,000. The decrease in gross profit is due to an increase in manufacturing expenses as the Company hired additional direct labor and increased its production capacity for the year ended June 30, 1999 in anticipation of increased orders. Product launches expected during the year in eastern Europe have been delayed because of uncertainties in the European markets. The Company cannot anticipate when these product launches will eventually occur.

Sales for the years ended June 30, 1999 and 1998 were $12,274,448 and $16,011,049, respectively, a decrease of $3,736,601 or 23%. For the year ended June 30, 1999, the Company had sales to one customer, who accounted for 55% of net sales in 1999 and 44% of net sales in 1998. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the year ended June 30, 1999 totaled $713,962 as compared to $1,090,854 for the year ended June 30, 1998, a decrease of $376,892 or 35% due primarily to the closing of the retail store on November 13, 1998 for approximately 9 weeks for renovations. The store reopened on January 7, 1999. The Company anticipates retail and mail order sales returning to their fiscal 1998 levels in the coming year.

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement had an initial term of two years and shall be renewable for an additional term of one year. Sales for the year ended June 30, 1999 totaled $1,607,092 as compared to $1,250,480 for the year ended June 30, 1998, an increase of $356,612 or 29%.

Cost of sales decreased to $11,655,173 in 1999 as compared to $12,841,937 for 1998. Cost of sales increased as a percentage of sales to 95% as compared to 80% for 1998. The increase in cost of sales is due to an increase in manufacturing costs and fixed overhead costs.

Selling and administrative expenses for the year ended June 30, 1999 were $3,275,723 versus $3,197,047 for the same period a year ago. The increase of $78,676 was primarily attributable to a decrease of advertising of approximately $110,000, a decrease in travel and entertainment of approximately $93,000, a decrease in pension and profit sharing plan expenses of approximately $330,000, the writeoff of the balance of goodwill of approximately 276,000 and an increase in the allowance for doubtful accounts of $315,000.

Other income (expense) was $(136,159) for the year ended June 30, 1999 as compared to $(105,789) for the same period a year ago. This increase in net expense of $30,370 is attributable to an increase in interest expense of $50,578 due to an increase in borrowings, a decrease in interest and investment income of $19,350, a decrease in partnership loss of $5,000, a decrease in a loss resulting from the writeoff of a note receivable of 33,058 and an increase in gains on the sale of equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Results of Operations

Year ended June 30, 1998 Compared to the Year Ended June 30, 1997

The Company's net [loss] for the year ended June 30, 1998 was $(97,438) as compared to the net loss of $(654,304) for the year ended June 30, 1997. This decrease in net loss of approximately $557,000 is primarily the result of a $865,000 decrease in operating loss and a decrease in the federal tax benefit of approximately $200,000. The $865,000 decrease in operating loss is due to a gross profit increase of approximately $1,500,000 and an increase in selling and administrative expense of approximately $650,000.

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

Liquidity and Capital Resources

At June 30, 1999 the Company's working capital was $2,497,461 a decrease of $2,264,050 over working capital at June 30, 1998. Cash and cash equivalents were $299,030 at June 30, 1999 a decrease of $657,373 from June 30, 1998. The Company utilized $483,206 and $414,153 for operations for the years ended June 30, 1999 and 1998, respectively. The primary reasons for the increase in cash utilized for operations are (a) an increase in refundable Federal income taxes of approximately $50,000 and (b) a decrease in accounts receivable of approximately $1,000,000. The Company believes that the anticipated sales for the first two quarters of next year will meet the cash needs for operations in the next six months. The Company has drawn down its entire line of credit and consequently will be looking for additional sources of financing to meet liquidity needs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources [Continued]

The Company utilized $297,744 and $740,216 in investing activities for the years ended June 30, 1999 and 1998, respectively. The Company generated net cash of $123,577 from debt financing activities for the year ended June 30, 1999 and $1,100,516 for the year ended June 30, 1998.

The Company's total annual commitments at June 30, 1999 for the next five years of $971,159 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The Company has spent approximately $55,000 through June 30, 1999 to modify it's computer information systems enabling proper processing of transactions relating to the year 2000 ("Y2K") and beyond. The Company installed a new network system in October of 1998 at a cost of approximately $20,000 whose hardware and software is Y2K compliant. The Company has also spent $35,439 to provide the necessary upgrades and modifications to the Company's existing manufacturing program to insure Y2K compliance. The new software program is installed and is currently being tested. The Company intends to be fully Y2K compliant by September 30, 1999. The Company's suppliers and vendors have been contacted, and most have responded with their intent to be Y2K compliant by the year 2000. At this time, the Company believes based on their responses, that there will be no disruption of their business. The Company does not expect the amounts required to be expended over the next twelve months to have a material effect on its financial position or results of operations.

New Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company will adopt SFAS No. 133 in the fiscal year ending June 30, 2001. SFAS No. 133 is not expected to have a material impact on the financial statements.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7. Financial Statements

For a list of financial statements filed as part of this report, see index to financial statement at F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1999.

Item 10. Executive Compensation

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1999.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1999.

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

              10.5 Employment Agreement, effective July 1, 1996, between the Registrant and Christina M. Kay (1)

              10.6 Lease Agreement, dated January 1, 1996, between the Registrant and Gerob Realty Partnership (1)

              10.7      Stock Option Plan (2)

              10.8 Amended Employment Agreement, effective September 20, 1996, between the Registrant and E. Gerald Kay (3)

              10.9      Lease  Agreement,   dated  August  3,1994,  between  the
                        Registrant and Hillsdie 22 Realty Associates, L.L.C. (2)

              10.10 Exclusive License Agreement between the Registrant and International Nutrition Research Center, Inc. and amendments, dated April 29, 1997 and November 27, 1996
                        (4)

              10.11 Lease Agreement between the Registrant and Vitamin Realty Associates, dated January 10, 1997 (4)

              10.12 Manufacturing Agreement between Chem International, Inc. and Herbalife International of America, Inc. dated April 9, 1998 (5)

              10.13 Manufacturing Agreement between Chem International, Inc. and Pilon International, PLC. dated February 14, 1998
                        (5)

              10.14 Stock Sale Agreement between the Company and Gerob Realty Partnership (5)

              10.15 Promissory note between the Company and E. Gerald Kay dated March 12, 1998 (5)

              10.16 Class C Warrant to purchase common stock dated March 12, 1998 (5)

              10.17 Consulting Agreement with Buttonwood Advisory Group dated March 20, 1998 (5)

              10.18(a) Employment Agreement, effective July 1, 1999, between the Registrant and Eric Friedman (7)

              10.18(b) Employment Agreement, effective July 1, 1999, between the Registrant and Riva Sheppard (7)

              10.18(c) Employment Agreement, effective July 1, 1999, between the Registrant and Christina Kay (7)

              10.18(d)  Employment  Agreement,   effective  February  16,  1999,
                        between the Registrant and Abdulhameed Mirza (7)

              16.1      Letter on changes in certifying accountants (6)

              21        Subsidiaries of the Registrant

              27        Financial Data Schedule

              ------------

              (1) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement of Form SB-2, Registration No. 333-5240-NY.

              (2) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement Amendment No. 1 on Form SB-2, Registration No. 333-5240-NY.

              (3) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement Amendment No. 2 on Form SB-2, Registration No. 333-5240-NY.

              (4) Incorporated herein by reference to the corresponding exhibit number to the Registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on September 29, 1997, Commission File No. 000-28876.

              (5) Incorporated herein by reference to the corresponding exhibit number to the Registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 23, 1998, Commission File No. 000-28876.

              (6)       Previously filed.

              (7)       Filed herewith.


(b)     Form 8-K filed May 10, 1999 reported change in accounting firm on May 5,
        1999.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX
--------------------------------------------------------------------------------

Item 7:   Consolidated Financial Statements


   Independent Auditors' Reports ........................................F-2 ........F-3


   Consolidated Balance Sheet as of June 30, 1999 .......................F-4 ........F-5

   Consolidated Statements of Operations for the years
   ended June 30, 1999 and 1998 .........................................F-6


   Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999 and 1998 .........................................F-7


   Consolidated Statements of Cash Flows for the years ended
   June 30, 1999 and 1998 ...............................................F-8 ........F-9


   Notes to Consolidated Financial Statements ..........................F-10 .......F-19


                                   ----------


                                       F1

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Chem International, Inc.


     We have audited the accompanying consolidated balance sheet of Chem International, Inc. and its subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chem International, Inc. and its subsidiaries as of June 30, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       /s/

Edison, New Jersey
August 31, 1999


                                       F2

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




                                             MOORE STEPHENS, P. C.
                                             Certified Public Accountants.

Cranford, New Jersey
August 14, 1998



                                       F3

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999
--------------------------------------------------------------------------------


Assets:
Current Assets:
   Cash and Cash Equivalents                                          $  299,030
   Accounts Receivable-Net                                             2,003,220
   Inventories                                                         3,478,627
   Prepaid Expenses and Other Current Assets                              94,788
   Deferred Income Taxes                                                 244,000
   Refundable Federal Income Taxes                                        41,645
                                                                      ----------


   Total Current Assets                                                6,161,310
                                                                      ----------

Property and Equipment-Net                                             1,538,268
                                                                      ----------
Other Assets:
      Security Deposits and Other Assets                                 103,056
                                                                      ----------
      Total Assets                                                    $7,802,634
                                                                      ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


                                       F4

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                 $ 2,654,811
   Notes Payable                                                        550,087
   Accrued Expenses and Other Current Liabilities                       346,690
   Accrued Expenses-Related Party                                        75,000
   Capital Lease Obligation                                              37,261
                                                                    -----------

   Total Current Liabilities                                          3,663,849
                                                                    -----------
Non-Current Liabilities:
   Notes Payable                                                        138,829
   Notes Payable-Related Party                                          711,174
   Capital Lease Obligation                                              30,290
                                                                    -----------

   Total Non-Current Liabilities                                        880,293
                                                                    -----------

Commitments and Contingencies [14]                                           --

Stockholders' Equity:
   Preferred Stock-Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                         --

   Common Stock-Authorized 25,000,000 Shares,
   $.002 Par Value, 5,178,300 Shares Issued and Outstanding              10,357

   Additional Paid-in Capital                                         4,847,405

   (Deficit)/Retained Earnings                                       (1,599,270)
                                                                    -----------
   Total Stockholders' Equity                                         3,258,492
                                                                    -----------
   Total Liabilities and Stockholders' Equity                       $ 7,802,634
                                                                    ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


                                       F5

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                           Years ended
                                                           -----------
                                                             June 30,
                                                           -----------

                                                       1999            1998
                                                       ----            ----
Sales                                              $ 12,274,448    $ 16,011,049

Cost of Sales                                        11,655,173      12,841,937
                                                   ------------    ------------

  Gross Profit                                          619,275       3,169,112

Selling and Administrative Expenses                   3,275,723       3,197,047
                                                   ------------    ------------

  Operating [Loss]                                   (2,656,448)        (27,935)
                                                   ------------    ------------


Other Income [Expense]:
  Gain on Sale of Equipment                               1,500              --
  Interest Expense                                      (63,018)        (80,616)
  Interest Expense-Related Party                        (75,227)         (7,051)
  Interest and Investment Income                            586          19,936
  [Loss] on Investment in Partnership                        --          (5,000)
  [Loss] on Note Receivable                                  --         (33,058)
                                                   ------------    ------------

  Other [Expense]-Net                                  (136,159)       (105,789)
                                                   ------------    ------------

 [Loss] Before Income Taxes                          (2,792,607)       (133,724)

Federal and State Income Tax [Benefit]                 (164,174)        (36,286)
                                                   ------------    ------------

  Net [Loss]                                       $ (2,628,433)   $    (97,438)
                                                   ============    ============

  Net [Loss] Per Common Share
    Basic and Diluted                              $       (.51)   $       (.02)
                                                   ============    ============

  Weighted Average Common Share Outstanding           5,178,300       4,725,460
                                                   ============    ============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


                                       F6

CHEM INTERNATIONAL, AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 1999 AND


                                                                                       Additional                      Total
                                                                                       ----------                      -----
                                                     Common Stock        Preferred      Paid-in        Retained    Stockholders'
                                                     ------------        ---------      -------        --------    -------------
                                                  Shares      Par Value    Stock        Capital        Earnings       Equity
                                                  ------      ---------    -----        -------        --------       ------

   Balance-July 1, 1997                         4,335,000     $   8,670   $    --     $ 4,196,072    $ 1,126,601    $ 5,331,343

Imputed Interest on Note Payable-
   Related Party                                     --            --          --           7,051           --            7,051

Common Stock Issued in Payment
   of Debt                                        843,300         1,687        --         571,757           --          573,444

Issuance of Stock Options                            --            --          --           4,343           --            4,343

Fair Value of Stock Purchase
   Warrant [6B]                                      --            --          --          68,182           --           68,182

Net [Loss]                                           --            --          --            --          (97,438)       (97,438)
                                                                          -------     -----------    -----------    -----------

   Balance-June 30, 1998                        5,178,300        10,357        --       4,847,405      1,029,163      5,886,925

Net [Loss]
                                                                                                      (2,628,433)    (2,628,433)
                                                -----------   ---------   -------     -----------    -----------    -----------
   Balance-June 30, 1999                        5,178,300     $  10,357   $    --     $ 4,847,405    $(1,599,270)   $ 3,258,492
                                                ===========   =========   =======     ===========    ===========    ===========


                                       F7

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          Years ended
                                                                          -----------
                                                                            June 30,
                                                                            --------

                                                                 1999                      1998
                                                              -----------               -----------
Operating Activities:
  Net [Loss]                                                  $(2,628,433)              $   (97,438)
                                                              -----------               -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
  [Used for] Operating Activities:
  Depreciation and Amortization                                   403,198                   413,060
  Write-off of Goodwill                                           275,891                        --
  Amortization of Discount on Note Payable                         22,727                     6,629
  Deferred Income Taxes                                          (144,000)                  (83,000)
  Imputed Interest on Note Payable-Related Party                       --                     7,051
  Loss on Investment in Partnership                                    --                     5,000
  Interest Income on Note Receivable                                   --                   (12,368)
  Write-off of Note Receivable                                         --                    33,058
  Bad Debt Expense                                                336,450                    13,240
  Consulting Expense                                                   --                     4,343

Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                         1,121,267                (1,031,469)
    Inventories                                                    43,183                (1,435,444)
    Prepaid Expenses and Other Current Assets                      82,569                    97,032
    Prepaid Pension Costs                                              --                   340,291
    Security Deposits and Other Assets                             (3,433)                   11,868
    Refundable Federal Income Taxes                               (41,645)                  240,000

Increase [Decrease] in:
    Accounts Payable                                             (182,231)                1,075,080
    Federal and State Income Taxes Payable                        (40,000)                   (1,416)
    Accrued Expenses and Other Liabilities                        271,251                       330
                                                              -----------               -----------

   Total Adjustments                                            2,145,227                  (316,715)
                                                              -----------               -----------

  Net Cash-Operating Activities-Forward                          (483,206)                 (414,153)
                                                              -----------               -----------

Investing Activities:
   Investment in Officers Life Insurance                               --                   (20,375)
   Purchase of Property and Equipment                            (290,111)                 (974,385)
   Loans to Stockholders                                           (7,633)                       --
   Repayment of Loans by Stockholders                                  --                     2,044
   Repayment of Note Receivable                                        --                   250,000
   [Loan to] Repayment of Loan to Related Party                        --                     2,500
                                                              -----------               -----------

  Net Cash-Investing Activities-Forward                       $  (297,744)              $  (740,216)
                                                              -----------               -----------


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


                                       F8

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  Years ended
                                                                                  -----------
                                                                                    June 30,
                                                                                    --------

                                                                        1998                     1999
                                                                     -----------              -----------
   Net Cash-Operating Activities-Forwarded                           $  (483,206)             $  (414,153)
                                                                     -----------              -----------

   Net Cash-Investing Activities-Forwarded                              (297,744)                (740,216)
                                                                     -----------              -----------

Financing Activities:
   Proceeds from Notes Payable                                           670,000                  581,886
   Proceeds from Notes Payable-Related Party                                  --                  750,000
   Repayment of Notes Payable                                           (546,423)                (231,370)
                                                                     -----------              -----------

   Net Cash-Financing Activities                                         123,577                1,100,516
                                                                     -----------              -----------

   Net [Decrease] Increase in Cash and Cash Equivalents                 (657,373)                 (53,853)

Cash and Cash Equivalents-Beginning of Years                             956,403                1,010,256
                                                                     -----------              -----------

   Cash and Cash Equivalents-End of Years                            $   299,030              $   956,403
                                                                     ===========              ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                       $    89,000              $    55,000
      Income Taxes                                                        62,000                   75,000


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


                                       F9

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1]  Business

Chem International, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States and Europe.

[2]  Liquidity

During July 1999, Chem International and Subsidiaries [the "Company"] refinanced its current debt with a financial institution (see Note 17) to provide working capital.

Although the Company anticipates operating losses during the 2000 fiscal year, the Company believes that the available cash on hand and the operating plan for 1999 will provide sufficient working capital to meet its needs for the current year.

Current operating plans include an enhanced marketing focus on an identified new customer group with higher anticipated margins.

[3]  Summary of Significant Accounting Policies

Principles of Consolidation- The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

Cash and Cash Equivalents- Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Inventories- The inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Depreciation- The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                                                  15 Years
Machinery and Equipment                                                  7 Years
Machinery and Equipment Under Capital Leases                             7 Years
Transportation Equipment                                                 5 Years


                                      F10

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------


[3]  Summary of Significant Accounting Policies [Continued]

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $397,205 and $401,072 for the years ended June 30,1999 and 1998, respectively. Amortization of equipment under capital leases is included with depreciation expense.

Goodwill- At December 31, 1998, goodwill with a carrying value of $275,891, which arose in connection with the acquisition of the Company's principal operating business subsidiary, was written down to zero due to impairment. The write-off of goodwill is included in the June 30, 1999 income statement as part of selling and administrative expenses.

Amortization expense was $5,993 and $11,987 for the years ended June 30, 1999 and 1998.

Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition- The Company recognizes revenue upon shipment of the product.

Impairment- Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 1999, management expects these assets to be fully recoverable.

Advertising- Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $335,232 and $447,516 for the years ended June 30, 1999 and 1998, respectively.

[4]  Inventories

Raw materials                   $  1,859,870
Work-in-Process                      847,134
Finished Goods                       771,623
                                ------------

      Total                      $ 3,478,627
                                ============

[5]  Property and Equipment

Leasehold Improvements                                         $ 1,157,960
Machinery and Equipment                                          2,455,065
Machinery and Equipment Under Capital Leases                       109,545
Transportation Equipment                                            32,152
                                                               -----------
                                                                 3,754,722
Total
Less: Accumulated Depreciation and Amortization                  2,216,454
                                                               -----------
      Total                                                    $ 1,538,268
                                                               ===========


                                      F11

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[6]  Notes Payable

                                                                     Related Party
                                                                     -------------
                                              Notes Payable           Note Payable               Total
                                              -------------           ------------               -----
Notes Payable:
   Bio Merieux Vitek, Inc. (a)                $   50,083             $       --             $   50,083
   Chairman of the Board and
   Chief Executive Officer (b)                        --                711,174                711,174
   First Union Bank:
      Revolving Line-of -Credit (c)              500,000                     --                500,000
      Equipment Term Loan (d)                    138,833                     --                138,833
                                              ----------             ----------             ----------

   Totals                                        688,916                711,174              1,400,090
   Less: Current Portion                         550,087                     --                550,087
                                              ----------             ----------             ----------

      Noncurrent Portion                      $  138,829             $  711,174             $  850,003
                                              ==========             ==========             ==========


(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b) Three year non-collateralized 7% promissory note for $750,000 with related party providing for quarterly payments of $4,725 representing interest only. The note matures on March 12, 2001. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C Warrant. The amortization at June 30, 1999 and 1998 was $22,727 and $6,629 respectively, and is classified as interest expense in the Company's financial statements. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003.

(c) Under the terms of a revolving line of credit which expired on July 27,1999, the Company may borrow up to $500,000 at 1% above the bank's prime lending rate. The loan was collateralized by assets of Manhattan Drug Company, Inc. The loan has been guaranteed by the Company's principal stockholder. At June 30, 1999, the interest rate was 8.75 %.

(d) Under the terms of a five year equipment term loan, dated July 27, 1998, the Company may borrow up to $395,000 at 1.5% above the bank's prime interest rate. The term loan provides for monthly payments of $2,834 for principal and monthly payments of interest. The loan is collateralized by the assets of Manhattan Drug Company, Inc. The loan has been guaranteed by the Company's principal stockholder. At June 30, 1999, the interest rate was 9.25%.

The loan agreement with First Union Bank contains certain financial covenants relating to the maintenance of specified liquidity, debt to equity and debt coverage ratios and requires that the Company's president and principal stockholder maintain a minimum stock ownership percentage of the Company. The Company was not in compliance with its debt coverage ratio on a consolidated basis at June 30, 1999.


                                      F12

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[6]  Notes Payable [Continued]


The following are maturities of long-term debt for each of the next five years:


                                         Related Party
                     Notes Payable        Note Payable             Total
                     -------------        ------------             -----
June 30,
2000                  $  550,087           $       --           $  550,087
2001                      51,773                   --               51,773
2002                      50,223              711,174              761,397
2003                      34,000                   --               34,000
2004                       2,833                                     2,833
                      ----------           ----------           ----------

Totals                $  688,916           $  711,174           $1,400,090
------                ==========           ==========           ==========



[7]  Capital Lease

Certain operating equipment is under a long-term lease, which expires in March 2001. This equipment as of June 30, 1999 had a cost of $109,545 and accumulated depreciation of $42,722 with a net book value of $66,823.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at June 30, 1999 are as follows:

Total Minimum Lease Payments                          $    104,900
Amount Representing Interest                                37,349
                                                      ------------

Present Value of Net Minimum Lease Payments                 67,551
Current Portion                                            (37,261)
                                                      ------------

   Long-Term Capital Lease Obligation                 $     30,290
                                                      ============


                                      F13

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------


[8]  Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at June 30, 1999 follow:

Current assets and liabilities
         Allowance for doubtful accounts                              $  75,000
         Inventory overhead capitalization                               25,000
         Reserve for slow moving inventory                               70,000
         Net operating loss carryforward                                288,000
         Other accruals                                                  79,000
                                                                      ---------
                                                                        537,000
         Valuation allowance                                           (293,000)
                                                                      ---------
Net current deferred tax asset (liability)                            $ 244,000
                                                                      =========

Non-current assets and liabilities
         Depreciation                                                 $  24,000
         Other accruals                                                   6,000
                                                                      ---------
                                                                         30,000
         Valuation Allowance                                            (30,000)
                                                                      ---------
Net noncurrent deferred tax asset (liability)                         $      --
                                                                      =========

The provision for income taxes consists of the following:

                                                       June 30,
                                                 1999           1998
                                                 ----           ----

Deferred tax (benefit)                        $(467,000)      $(83,000)
Current tax expense                             (20,174)        46,714
Net change in valuation allowance               323,000             --
                                              ---------       --------
                                              $(164,174)      $(36,286)

A partial valuation reserve has been established for those loss carryforwards and deductible temporary differences which are not presently considered more likely than not to be fully realized.

The statutory income tax rate differs from the effective tax rate used in the financial statements as a result of the permanent differences, change in statutory tax rate and current year net operating losses, the benefit of which is not being recognized in the current year.

As of June 30, 1999, the Company has the following net operating loss carryforwards for tax purposes:

  Expiration Date:

For the Year Ending
       June 30,                     Federal                    State
       --------                     -------                    -----
         2003                      $     --                 $    13,000
         2004                            --                     375,000
         2005                            --                     231,000
         2007                            --                   1,514,000
         2019                     1,237,000


                                      F14

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[9]  Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the years ended June 30, 1999 and 1998 was $56,930 and $43,257, respectively.

[10] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk-Cash- The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1999, the Company's uninsured cash balances totaled approximately $263,856. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk-Receivables- The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at June 30, 1999 is $350,750.

[11] Major Customer

For the years ended June 30, 1999 and 1998, approximately 55% or $6,700,000 and 44% or $7,000,000 of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the years ended June 30, 1999 and 1998, an aggregate of approximately 11% and 19%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the years ended June 30, 1999 and 1998. Accounts receivable from these customers comprised approximately 61% and 48% of total accounts receivable at June 30, 1999 and 1998, respectively.

[12] Commitments and Contingencies

[A]  Leases

Related Party Leases- Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31,1999 provides for a minimum annual rental of $60,000, plus payment of all real estate taxes. Rent and real estate tax expense for the years ended June 30, 1999 and 1998 on this lease was approximately $68,000 and $116,000, respectively. Unpaid rent of $75,000 due to Gerob at June 30, 1999 has been separately disclosed as accrued expenses on the consolidated balance sheet.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the years ended June 30, 1999 and 1998 on this lease was approximately $460,000 and $450,000.

Other Lease Commitments- The Company leases warehouse equipment for a five year period providing for an annual rental of $15,847 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2001.


                                      F15

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[12] Commitments and Contingencies [Continued]

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                          Related
Year Ending               Lease         Party Lease
 June 30,               Commitment       Commitment          Total
 --------               ----------       ----------          -----
  2000                   $ 48,923         $346,000         $394,923
  2001                     28,072          346,000          374,072
  2002                     19,553          182,611          202,164
  2003                         --               --               --
  2004                         --               --               --
  Thereafter                   --               --               --
                         --------         --------         --------

  Total                  $ 96,548         $874,611         $971,159
  -----                  ========         ========         ========

Total rent expense, including real estate taxes and maintenance charges, was approximately $527,000 and $568,000 for the years ended June 30, 1999 and 1998, respectively. Rent expense is stated net of sublease income of approximately $18,000 and $16,000 for the years ended June 30, 1999 and 1998, respectively.

[B] Employment Agreements- Effective July 1, 1999, the Company entered into three year employment agreements with its four executive officers which provide for aggregate annual salaries of $485,000 for the year ending June 30, 2000, and $495,000 for the years ending June 30, 2001 and 2002, respectively. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

[C] Investment in and Royalties Receivable from Martin Health Care Products, Inc.- On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. (MHC) to provide to MHC certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from MHC outstanding invoices totaling $22,000. In return for the forgiveness, MHC agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock at $1,000. The Company has recorded the royalties as a non-current asset in the amount of $21,000.

[D] Litigation- The Company is unable to predict its ultimate financial exposure with respect to its prior sale of certain products which may have contained allegedly contaminated Tryptophan which is the subject of numerous lawsuits against unrelated manufacturers, distributors, suppliers, importers and retailers of that product. However, management does not presently believe the outcome of these actions will have a material adverse effect on the Company.

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

[E] Consulting Agreements- The Company entered into a consulting agreement with a financial advisory group ["Consultants"] commencing on March 20, 1998 until February 28, 1999. The Company is obligated to pay $2,500 for services rendered at the end of each month that services are provided during the terms of this agreement. In addition, the Company has issued to the Consultants three options for 45,000 shares of common stock. Each option is exercisable for 15,000 shares at exercise prices of $1.125, $2.50 and $4.00, respectively. These options are exercisable until March 20, 2003.


                                      F16

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[F] Development and Supply Agreement- On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

[G] Manufacturing Agreement- On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC., a company that supplies Zepter International, a world-wide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

[13] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's Chairman of the Board on a month to month basis for $1,100 per month for 1999, and $1,000 per month for 1998. The total consulting expense recorded per this verbal agreement for the years ended June 30, 1999 and 1998, by the Company was $13,200 and $12,000, respectively.

[14] Equity Transactions

[A] Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 2,000,000 shares of common stock, at the discretion of the Board of Directors. Stock option grants are limited to a total of 1,000,000 shares for "incentive stock options" and 1,000,000 shares for "non-statutory options" and may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms. On October 16, 1996, options to purchase 573,597 shares at the offering price [$3.50] and 25,974 shares at 110% of the offering price were granted. Such options became exercisable on October 16, 1997. The weighted average grant date fair value of the above options was $3.50.

During the year ended June 30, 1999 the Company issued to its employees 219,998 stock options at an exercise price equal to the market price ($1.50) on the date of grant and 60,606 stock options at an exercise price equal to 110% of the market price ($1.65). Additionally, the Company issued to members of its medical advisory board 40,000 stock options equal to the market price ($1.50). The cost of issuing these stock options to the medical advisory board is approximately $50,000. The weighted average fair value of the stock options granted to the medical advisory board is estimated at $1.25 using the Black-Scholes option pricing model and using a risk-free interest rate of 6%, expected volatility of 167%, and an expected life of 10 Years. No dividends are expected to be paid during the life of the options.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employees stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30:

                                             1999                     1998
                                             ----                     ----
Risk-free interest rate                        6.0%                    6.0%
Expected volatility                          167.0%                  124.1%
Dividend yield                                  --                      --
Expected life                              7.0 years               6.5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair-value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


                                      F17

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[14] Equity Transactions [Continued]

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's life. The Company's pro forma information follows:

                                         1999             1998
                                         ----             ----
Pro forma net loss                  $ (2,993,088)      $ (97,438)
                                    ============       =========

Pro forma loss per share
   Basic                            $       (.58)      $   (0.02)
                                    ============       =========
   Diluted                          $       (.58)      $   (0.02)
                                    ============       =========

There was no compensation expense recorded from stock options for the years ended June 30, 1999 and 1998.

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:


                                                                                                 Remaining
                                                                                                 ---------
                                                                                                Contractual
                                                                                                -----------
                                                                      Weighted Average             Life
                                                                      ----------------             ----
                                                                       Exercise Price           of Options
                                                                       --------------           ----------
                                                    Options              Per Share              Outstanding
                                                    -------              ---------              -----------
Options Outstanding-June 30, 1996                        --                     --                      --

Granted:
   Exercise Price Equals Market Price               573,597              $    3.50               7.3 Years
   Exercise Price is Greater Than Market Price       25,974                   3.85               2.3 Years
Options Exercised                                        --                     --                      --
Options Canceled                                         --                     --                      --
                                                   --------              ---------               ---------

   Options Outstanding-June 30, 1997                599,571                   3.52               6.4 Years

Granted:
   Exercise Price is Greater Than Market Price       45,000                   2.54               3.8 Years
Options Exercised                                        --                     --                      --
Options Canceled                                         --                     --                      --
                                                   --------              ---------               ---------
 Options Outstanding-June 30, 1998                  644,571                   3.45               6.5 Years

Granted:
   Exercise Price Equals Market Price               259,998                   1.50               9.3 Years
   Exercise Price is Greater Than Market Price       60,606                   1.65               4.3 Years
Options Exercised                                        --                     --                      --
Options Canceled                                    (25,000)                  3.50                      --
                                                   --------              ---------               ---------

Options Outstanding and Exercisable-
June 30, 1999                                       940,175                   2.82               7.0 Years
                                                   ========              =========               =========


[B] Consultant Agreement/Stock Options- In connection with a consulting agreement dated March 20, 1998, the Company has issued three options for 45,000 shares of common stock [See Note 12E]. Each option is exercisable for 15,000 shares at exercise price of $1.125, $2.50 and $4.00, respectively. These options are exercisable until five years following the date of this agreement.


                                      F18

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[14] Equity Transactions [Continued]

[C] Related Party Debt Conversion- On January 12, 1998, the Company signed a Stock Sale Agreement with Gerob. Under the terms of the agreement, the Company sold 843,300 shares of common stock to Gerob. The issuance of the stock was in consideration of $297,000 of past due rent and the satisfaction of a promissory note of 276,444.

[D] Related Party Promissory Note- On March 12, 1998, the Company negotiated a three year promissory note for $750,000 with its Chairman and then President. The note bears interest at 7% and is due on March 12, 2001. The note provides for interest only to be paid quarterly. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C Warrants. Amortization of $22,727 and $6,629 was recorded for the warrants at June 30, 1999 and 1998, respectively. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003. [See Note 6B].

[15] New Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, AAccounting for Derivative Instruments and Hedging Activities@. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company will adopt SFAS No. 133 in the fiscal year ending June 30, 2001. SFAS No. 133 is not expected to have a material impact on the financial statements.

[16] Year 2000 Issue

The Company has spent approximately $55,000 through June 30, 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 ("Y2K") and beyond. The Company installed a new network system in October of 1998 at a cost of approximately $20,000 whose hardware and software is Y2K compliant. The Company has also spent 35,439 to provide the necessary upgrades and modifications to the Company's existing manufacturing program to insure Y2K compliance. The new software program is installed and is currently being tested. The Company intends to be fully Y2K compliant by September 30, 1999. The Company's suppliers and vendors have been contacted, and most have responded with their intent to be Y2K compliant by the year 2000. At this time, the Company believes based on their responses, that there will be no disruption of their business. The Company does not expect the amounts required to be expended over the next twelve months to have a material effect on its financial position or results of operations.

[17] Subsequent Events

On July 27, 1999, the Company renewed its financing agreement with First Union Bank providing for a $500,000 revolving line of credit with interest at 1% above the bank's prime lending rate and expiring on July 31, 2000, and a $138,833 four equipment loan with interest at 1.50% above the bank's prime lending rate expiring June 30, 2003. The financing is personally guaranteed by the Chairman of the Board of the Company, and is collateralized by a security interest in all the assets of Manhattan Drug Company, Inc. As additional collateral, the Chairman of the Board of the Company has granted the bank a security interest in his securities account maintained by First Union Brokerage Services.


                                      F19

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHEM INTERNATIONAL, INC. AND SUBSIDIARIES


Date:  September 23, 1999          By: /s/ Seymour Flug
                                       -----------------------------------------
                                           Seymour Flug,
                                           President and Chief Executive Officer

Date:  September 23, 1999          By: /s/ Eric Friedman
                                         ---------------------------------------
                                             Eric Friedman,
                                             Chief Financial Officer