Form 10QSB
period 1999-09-30
CHEM INTERNATIONAL INC
filed 1999-11-08
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended September 30, 1999        Commission File Number 000-28876

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

                           Yes _X_          No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                 Outstanding as of November 8, 1999
       -----                                 ----------------------------------
Common Stock, Par Value                                5,178,300

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Part I:  Financial Information

Item 1:  Consolidated Financial Statements
         Consolidated Balance Sheet as of September 30, 1999 [Unaudited] ......    1 ... 2

         Consolidated Statements of Operations for the three months
         ended September 30, 1999 and 1998 [Unaudited] ........................    3

         Consolidated Statement of Stockholders' Equity for the
         three months ended September 30, 1999 [Unaudited] ....................    4

         Consolidated Statements of Cash Flows for three months ended
         September 30, 1999 and 1998 [Unaudited] ..............................    5 ... 6

         Notes to Consolidated Financial Statements [Unaudited] ...............    7 ... 12

Item 2:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...........................................   13 ... 14

Part II: Other Information ....................................................   15

Signature .....................................................................   16

                                     ......

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999.
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                          $  255,302
   Accounts Receivable - Net                                           1,292,061
   Deferred Income Taxes                                                 262,000
   Inventories                                                         3,212,740
   Prepaid Expenses and Other Current Assets                             157,941
   Refundable Federal Income Taxes                                        47,966
                                                                      ----------
   Total Current Assets                                                5,228,010
                                                                      ----------
Property and Equipment - Net                                           1,468,565
                                                                      ----------
Other Assets:
   Security Deposits and Other Assets                                    111,531
                                                                      ----------
   Total Assets                                                       $6,808,106
                                                                      ==========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999.
[UNAUDITED]
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                 $ 1,957,948
   Notes Payable                                                        550,357
   Accrued Expenses and Other Current Liabilities                       389,052
   Accrued Expenses - Related Party                                      90,000
   Capital Lease Obligation                                              38,130
                                                                    -----------

   Total Current Liabilities                                          3,025,487
                                                                    -----------

Non-Current Liabilities:
   Notes Payable                                                        127,488
   Notes Payable - Related Party                                        716,856
   Capital Lease Obligation                                              20,425
                                                                    -----------

   Total Non-Current Liabilities                                        864,769
                                                                    -----------

Commitments and Contingencies [9]                                            --
                                                                    -----------
Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
     $ .002 Par Value, No Shares Issued                                      --

   Common Stock - Authorized 25,000,000 Shares,
     $ .002 Par Value, 5,178,300 Shares Issued and Outstanding           10,357

   Additional Paid-in Capital                                         4,847,405

   [Deficit]                                                         (1,939,912)
                                                                    -----------

   Total Stockholders' Equity                                         2,917,850
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 6,808,106
                                                                    ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------


                                                       Three months ended
                                                           September 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------

Sales                                                $ 3,432,123    $ 2,223,732

Cost of Sales                                          3,016,468      2,132,595
                                                     -----------    -----------

Gross Profit                                             415,655         91,137

Selling and Administrative Expenses                      740,766        682,940
                                                     -----------    -----------

Operating [Loss]                                        (325,111)      (591,803)
                                                     -----------    -----------

Other [Expense] Income:
Interest Expense- Related Party                          (18,807)       (18,807)
Interest Expense                                         (17,300)       (12,543)
Interest and Investment Income                               130            217
                                                     -----------    -----------

Total Other [Expense]                                    (35,977)       (31,133)
                                                     -----------    -----------

[Loss] Before Income Taxes                              (361,088)      (622,936)

Federal and State Income Tax Expense [Benefit]           (20,446)      (200,185)
                                                     -----------    -----------

Net [Loss]                                           $  (340,642)   $  (422,751)
                                                     ===========    ===========

Net [Loss] Per Common  Share
Basic and Diluted                                    $      (.07)   $      (.08)
                                                     ===========    ===========

Average Common Shares Outstanding                      5,178,300      5,178,300
                                                     ===========    ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1999
[UNAUDITED]
--------------------------------------------------------------------------------


                                                                             Additional     Retained          Total
                                            Common Stock         Preferred    Paid in       Earnings/     Stockholders'
                                          Shares      Par Value    Stock     Capital        (Deficit)        Equity
                                       -----------   -----------   ------   -----------    -----------    -----------
Balance - July 1, 1999                   5,178,300   $    10,357   $   --    $ 4,847,405    $(1,599,270)   $ 3,258,492

Net  [Loss]  for  the  three  months
ended September 30, 1999
                                                --            --       --            --       (340,642)      (340,642)
                                       -----------   -----------   ------   -----------    -----------    -----------
Balance - September 30, 1999             5,178,300   $    10,357   $   --   $ 4,847,405    $(1,939,912)   $ 2,917,850
                                       ===========   ===========   ======   ===========    ===========    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Three months ended
                                                            September 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Operating Activities:
   Net [Loss]                                        $  (340,642)   $  (422,751)
                                                     -----------    -----------
   Adjustments to Reconcile Net [Loss] to Net Cash
      [Used for] Operating Activities:
      Depreciation and Amortization                       78,995         96,451
      Amortization of Discount on Note Payable             5,682          5,682
      Deferred Income Taxes                              (18,000)       (18,000)
      Bad Debt Expense                                     6,000          2,500
Changes in Assets and Liabilities:
   [Increase] Decrease in:
      Accounts Receivable                                705,159      1,709,557
      Inventories                                        265,887       (225,710)
      Refundable Federal Income Taxes                     (6,321)      (200,000)
      Prepaid Expenses and Other Current Assets          (63,153)        24,784
      Security Deposits and Other Assets                  (5,648)        (2,060)
   [Decrease] Increase in:
      Accounts Payable                                  (696,863)    (1,587,938)
      Federal and State Income Taxes Payable                  --        (40,000)
      Accrued Expenses and Other Liabilities              57,362         68,698
                                                     -----------    -----------
Total Adjustments                                        329,100       (166,036)
                                                     -----------    -----------
Net Cash - Operating Activities                          (11,542)      (588,787)
                                                     -----------    -----------
Investing Activities:
   Purchase of Property and Equipment                     (9,292)       (82,280)
   Loans to Stockholders'                                 (2,827)       (14,101)
                                                     -----------    -----------
Net Cash-Investing Activities                            (12,119)       (96,381)
                                                     -----------    -----------
Financing Activities:
   Proceeds from Notes Payable                                --        520,000
   Repayment of Notes Payable                            (20,067)      (486,477)
                                                     -----------    -----------
   Net Cash-Financing Activities                         (20,067)        33,523
                                                     -----------    -----------
   Net [Decrease] in Cash and Cash Equivalents           (43,728)      (651,645)
Cash and Cash Equivalents - Beginning of Periods         299,030        956,403
                                                     -----------    -----------
Cash and Cash Equivalents - End of Periods           $   255,302    $   304,758
                                                     ===========    ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                           Three months ended
                                                              September 30,
                                                          1999            1998
                                                          ----            ----
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
 Interest                                                $17,300         $25,593


 Income Taxes                                            $ 3,080         $50,425




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

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000.

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

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                                       15 Years
Machinery and Equipment                                       7 Years
Machinery and Equipment Under Capital Leases                  7 Years
Transportation Equipment                                      5 Years

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $78,995 and $93,453 for the three months ended September 30, 1999 and 1998, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

Impairment - Certain long-term assets of the Company's principal operating business subsidiary are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value which represents the projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 1999, management expects these assets to be fully recoverable.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies (Continued)

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $37,376 and $89,334 for the three months ended September 30, 1999 and 1998 respectively.

[3] Inventories

Inventories consist of the following at September 30, 1999:

Raw Materials                                                         $1,906,138
Work-in-Process                                                          523,888
Finished Goods                                                           782,714
                                                                      ----------
Total                                                                 $3,212,740
                                                                      ==========

[4] Property and Equipment

Property and equipment comprise the following at September 30, 1999:

Leasehold Improvements                                                $1,157,960
Machinery and Equipment                                                2,464,357
Machinery and Equipment Under Capital Leases                             109,545
Transportation Equipment                                                  32,152
                                                                      ----------
Total                                                                  3,764,014
Less: Accumulated Depreciation and Amortization                        2,295,449
                                                                      ----------
    Total                                                             $1,468,565
                                                                      ==========

[5] Notes Payable

Notes payable are summarized as follows at September 30, 1999:

                                                         Related Party
                                          Notes Payable  Notes Payable    Total
                                          -------------  -------------    -----
Notes Payable:
   Bio Merieux Vitek, Inc. (a)              $   47,512   $       --   $   47,512

   Chairman of the Board (b)                        --      716,856      716,856

   First Union National Bank:
      Revolving Line-of-Credit (c)             500,000           --      500,000

      Equipment Term Loan (d)                  130,333           --      130,333
                                            ----------   ----------   ----------
   Totals                                      677,845      716,856    1,394,701

   Less: Current Portion                       550,357           --      550,357
                                            ----------   ----------   ----------

      Noncurrent Portion                    $  127,488   $  716,856   $  844,344
                                            ==========   ==========   ==========


(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[5] Notes Payable (Continued)

(b) Three year non-collateralized 7% promissory note for $750,000 with related party providing for quarterly payments of $13,125 representing interest only. The note matures on March 12, 2001. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at an aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C Warrant. The amortization at September 30, 1999 was $5,682 and is classified as interest expense in the Company's financial statements. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003.

(c) Under the terms of a revolving line of credit which expires on July 31, 2000, the Company may borrow up to 500,000 at 1% above the bank's prime lending rate. The loan is collateralized by the assets of Manhattan Drug Company, Inc. The loan has been guaranteed by the Company's principal stockholder. As additional collateral the Chairman of the Board of the Company has granted the bank a security interest in his security account maintained by First Union Brokerage Services. At September 30, 1999 the interest rate was 9.25%.

(d) Under the terms of a five year equipment term loan, which expires on June 30, 2003, the Company borrowed $138,833 at 1.5% above the bank's prime interest rate. The term loan provides for monthly payments of $2,834 for principal and monthly payments for interest. The loan is collateralized by the assets of Manhattan Drug Company, Inc. The loan has been guaranteed by the Company's principal stockholder. At September 30, 1999, the interest rate was 9.75%.

The loan agreement with First Union National Bank contains certain financial covenants relating to the maintenance of specified liquidity, debt to equity and debt coverage ratios and requires that the Company's president and principal stockholder maintain a minimum stock ownership percentage of the Company. The Company was not in compliance with its debt coverage ratio on a consolidated basis at September 30, 1999.

The following are maturities of long-term debt for each of the next five years:


                                                  Related Party
September 30,                   Notes Payable      Notes Payable          Total
-------------                   -------------      -------------          -----
  2000                          $  550,397         $       --         $  550,397
  2001                              52,069            716,856            768,925
  2002                              47,086                 --             47,086
  2003                              28,333                 --             28,333
                                ----------         ----------         ----------
Totals                          $  677,885         $  716,856         $1,394,701
                                ==========         ==========         ==========


[6] Capital Lease

The Company acquired equipment under the provision of a long-term lease. The lease expires in March 2001. The equipment under the capital lease as of September 30, 1999 had a cost of $109,545 accumulated depreciation of $47,512 with a net book value of $62,033.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]

[6] Capital Lease (Continued)

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at September 30, 1999 are as follows:

Total Minimum Lease Payments                                          $ 104,900
Amount Representing Interest                                            (46,345)
                                                                      ---------

Present Value of Net Minimum Lease Payment                               58,555
Current Portion                                                         (38,130)
                                                                      ---------
   Long-Term Capital Lease Obligation                                 $  20,425
                                                                      =========

[7] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1999 the Company's uninsured cash balances totaled approximately $315,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at September 30, 1999 is $356,750.

[8] Major Customer

For the three months ended September 30, 1999 and 1998, approximately 61% and 44% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. In addition, for the three months ended September 30, 1999 and 1998, an aggregate of approximately 4% and 19%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the three months ended September 30, 1999 and 1998. Accounts receivable from these customers comprised approximately 47% and 67% of total accounts receivable at September 30, 1999 and 1998, respectively.

[9] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on December 31, 1999, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the three months ended September 30, 1999 and 1998 on this lease was approximately $26,000 and $20,000, respectively. Unpaid rent of $90,000 due to Gerob at September 30, 1999 has been separately disclosed as accrued expenses on the consolidated balance sheet.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the three months ended September 30, 1999 and 1998 on this lease was approximately $116,000 and $117,000, respectively.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[9] Commitments and Contingencies (Continued)

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                        Related
                                       Lease          Party Lease
September 30,                         Commitment       Commitment        Total
-------------                         ----------       ----------        -----
  2000                                $ 35,505         $259,500         $295,005
  2001                                  28,072          346,000          374,072
  2002                                  19,553          182,609          202,162
  2003                                      --               --               --
  2004                                      --               --               --
Thereafter                                  --               --               --
                                      --------         --------         --------
Total                                 $ 83,130         $788,109         $871,239
                                      ========         ========         ========

Total rent expense, including real estate taxes and maintenance charges, was approximately $141,000 and $137,000 for the three months ended September 30, 1999 and 1998, respectively. Rent expense is stated net of sublease income of approximately $1,300 and $4,000 for the three months ended September 30, 1999 and 1998, respectively.

[B] Employment Agreements - Effective July 1, 1999, the Company entered into three year employment agreements with its four executive officers which provide for aggregate annual salaries of $485,000 for the year ending June 30, 2000 and $495,000 for the years ending June 30, 2001 and 2002, respectively. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of September 30, 1999.

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

The Company is a participant in a Class Action Lawsuit against several major bulk vitamin material suppliers. The suit seeks to recover damages resulting from price fixing charges filled against the suppliers by the United States Government. There are approximately 1,000 corporate buyers that are involved. The Company is unable to predict the ultimate financial recovery.

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

[9] Commitments and Contingencies (Continued)

[G] Manufacturing Agreement - On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC., a company that supplies Zepter International, a world-wide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

[10] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's president on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the nine moths ended September 30, 1999 and 1998, by the Company was $3,300 and $3,300, respectively.

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

[12] New Accounting Pronouncements

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

[13] Year 2000 Issue

The Company has spent approximately $55,000 through September 30, 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 ("Y2K") and beyond. The Company installed a new network system in October of 1998 at a cost of approximately $20,000 whose hardware and software is Y2K compliant. The Company has also spent approximately $35,000 to provide the necessary upgrades and modifications to the Company's existing manufacturing program to insure Y2K compliance. The new software program is installed and running. The Company's suppliers and venders have been contacted, and most have responded with there intent to be Y2K compliant by the year 2000. At this time, the Company believes based on their responses, that there will be no disruption of their business.

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Three months ended September 30, 1999 Compared to the Three months ended September 30, 1998

Results of Operations

The Company's net losses for the three months ended September 30, 1999 and 1998 were $(340,642) and $(422,751), respectively. This decrease in net loss of approximately $80,000 is primarily the result of a $270,000 decrease in operating loss resulting from a corresponding increase in gross profit of approximately $325,000 and a decrease in the federal income tax benefit of approximately $180,000. The increase in gross profit is due to increased sales and better manufacturing efficiencies.

Sales for the three months ended September 30, 1999 and 1998 were $3,432,123 and $2,223,732, respectively, an increase of approximately $1,200,000 or 54%. For the three months ended September 30, 1999, the Company had sales to one customer, who accounted for 61% of net sales in 1999 and 44% in 1998. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the first quarter of 1999 totaled $176,411 as compared to $198,119 for the first quarter of 1998, a decrease of 11%. The Company has been experiencing a decline in mail order sales due to increased competition.

On February 17, 1997, the Company signed a distribution agreement with Roche Vitamins, Inc. to service and supply Roche products to a select segment of Roche's food, nutrition and cosmetic accounts. The agreement has initial term of two years and shall be renewable for an additional term of one year. Sales for the quarter ended September 30, 1999 were $587,511 as compared to $310,021 for the quarter ended September 29, 1998, an increase of of 90%.

Cost of sales increased to $3,016,468 for the first quarter of 1999 as compared to $2,132,595 for the first quarter of 1998. Cost of sales decreased as a percentage of sales to 88% for the first quarter of 1999 from 96% for the first quarter of 1998. The decrease in cost of sales is due to greater manufacturing efficiencies and higher margin sales.

Selling and administrative expenses for three months ended September 30, 1999 were $740,766 versus $682,940 for the same period a year ago. The increase of $57,826 was primarily attributable to a decrease in advertising of $51,958, an increase in office salaries of $16,193 and an increase in consulting fees of $99,898 due to the hiring of an independent sales and marketing firm to help launch a new private label line.

Other income [expense] was $(35,977) for the first quarter of 1999 as compared to $(31,133) for the first quarter of 1998. This increase in expense of $4,844 is primarily the result of an increase in interest expense of $4,757.

Liquidity and Capital Resources

At September 30, 1999,the Company's working capital was $2,202,523 a decrease of $294,938 over working capital at June 30, 1999. Cash and cash equivalents were $255,302 at September 30, 1999 a decrease of $43,728 from June 30, 1999. The company utilized $11,542 and $588,787 for operations for the three months ended September 30, 1999 and 1998, respectively. The primary reasons for the decrease in cash utilized for operations are (a) a decrease in accounts receivable of approximately $700,000, (b) a decrease in inventories of approximately $265,000 and (c) a decrease in accounts payable of approximately $700,000. The Company believes that the anticipated sales for the second quarter of fiscal 2000 will meet the cash needs for operation in the next nine months. The Company has drawn down its entire line of credit and consequently will be looking for additional sources of financing to meet liquidity needs.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF
OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)

The Company utilized $12,119 and $96,381 in investing activities for the three months ended September 30, 1999 and 1998, respectively. The Company utilized $20,067 and generated net cash of $33,523 from financing activities for the three months ended September 30, 1999 and 1998, respectively.

The Company has a $500,000 revolving line of credit agreement with a bank which bears interest at 1.0% above the bank's prime lending rate and expires on July 31, 2000. At September 30, 1999 the balance due under the revolving line of credit was $500,000. The Company has additionally secured an equipment term loan with interest at 1.5% above the bank's prime lending rate. At the September 30, 1999 the balance due under the equipment loan was $130,333.

The Company's total annual commitment at September 30, 1999 for the next five years of $1,394,701 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

Effective July 1, 1999, the Company entered into three year employment agreements with four executive officers which provide for aggregate annual salaries of $485,000 for the year ending June 30, 2000 and $495,000 for the years ending June 30, 2001 and 2002.

Recent Developments

On September 23, 1999 the Company was notified by the Nasdaq SmallCap Market that its shares of common stock have failed to maintain a minimum bid price of greater than or equal to $1.00 per share over the last thirty consecutive trading days, as required under Marketplace Rule 4310(c)(4).

The Company has ninety (90) calendar days, or until December 23, 1999 to regain compliance with this Rule. If at anytime before December 23, 1999, the bid price of a share of the Company's Common Stock is equal to or greater than $1.00 for a minimum of ten consecutive trading days, Nasdaq will determine if compliance with the bid price deficiency has been achieved. If the Company is unable to demonstrate compliance with this requirement before December 23, 1999, its securities will be delisted at the opening of business on December 27, 1999.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Part II: Other Information

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------


Item1:            Legal Proceeding

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



                                      CHEM INTERNATIONAL, INC.

Date:   November 8, 1999              By: /s/ Seymour Flug
                                          ----------------------------
                                          Seymour Flug,
                                          President and Chief Executive Officer

Date:   November 8, 1999              By: /s/ Eric Friedman
                                          ----------------------------
                                          Eric Friedman,
                                          Chief Financial Officer