Form 10QSB
period 1999-12-31
CHEM INTERNATIONAL INC
filed 2000-02-10
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                     ------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended  December 31, 1999       Commission File Number 000-28876

                            CHEM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                 13-3035216
(State or other jurisdiction                               (I.R.S. Employer
 of organization)                                           Identification No.)

   201 Route 22
 Hillside, New Jersey                                              07205
(Address of principal                                            (Zip code)
 executive offices)
Registrant's telephone number, including area code:       (973) 926-0816

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X__        No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding as of February 8, 2000
----------------------------                 ----------------------------------

Common Stock, Par Value                                    5,178,300

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Part I: Financial Information

Item 1:Consolidated Financial Statements

      Consolidated Balance Sheet as of December 31, 1999 [Unaudited]   . . .    1 . . . 2

      Consolidated Statements of Operations for the three and six months
      ended December 31, 1999 and 1998 [Unaudited]    . . . . .  . . . . . .    3 . . .

      Consolidated Statement of Stockholders' Equity for the six months
      ended December 31, 1999 [Unaudited]  .  . . . . . . .  . . . . . . . .    4 . . .

      Consolidated Statements of Cash Flows for six months ended
      December 31, 1999 and 1998  [Unaudited]  . . . . . . . . . . . . . . .    5 . . . 6

      Notes to Consolidated Financial Statements [Unaudited] . . . . . . . .    7 . . . 13

Item 2: Management's Discussion and Analysis of Financial Condition
       and Results of Operations  .  . . . .  . . . .  . . . .  . . . .  . .    14 . . .16

Part II: Other  Information  . . . . . . . . . . . . . . . . . . . . . . . .    17

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                                  . . . . . .

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                         $   528,106
   Accounts Receivable - Net                                           2,726,660
   Deferred Income Taxes                                                 231,000
   Inventories                                                         4,803,532
   Prepaid Expenses and Other Current Assets                             200,389
   Refundable Federal Income Taxes                                        47,966
                                                                     -----------
   Total Current Assets                                                8,537,653
                                                                     -----------

Property and Equipment - Net                                           1,440,263
                                                                     -----------

Other Assets:
   Security Deposits and Other Assets                                    107,787
                                                                     -----------
   Total Assets                                                      $10,085,703
                                                                     ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999.
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                $  3,781,252
   Notes Payable                                                      2,204,018
   Accrued Expenses and Other Current Liabilities                       380,952
   Accrued Expenses - Related Party                                     100,000
   Capital Lease Obligation                                              39,019
                                                                   ------------
   Total Current Liabilities                                          6,505,241
                                                                   ------------
Non-Current Liabilities:
   Notes Payable                                                         25,331
   Notes Payable - Related Party                                        722,538
   Capital Lease Obligation                                              10,330
                                                                   ------------
   Total Non-Current Liabilities                                        758,199
                                                                   ------------
Commitments and Contingencies [9]                                            --
                                                                   ------------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
     $ .002 Par Value, No Shares Issued                                      --

   Common Stock - Authorized 25,000,000 Shares,
     $ .002 Par Value, 5,178,300 Shares Issued and Outstanding           10,357

   Additional Paid-in Capital                                         4,847,405

   [Deficit]                                                         (2,035,499)
                                                                   ------------

   Total Stockholders' Equity                                         2,822,263
                                                                   ------------

   Total Liabilities and Stockholders' Equity                      $ 10,085,703
                                                                   ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                           Three months ended            Six months ended
                                          --------------------          -------------------
                                               December 31,                 December 31,
                                          --------------------          -------------------
                                           1999           1998          1999           1998
                                          -----           ----          ----           ----
Sales                               $ 4,941,907    $ 2,839,762    $ 8,374,030    $ 5,063,494

Cost of Sales                         4,164,588      2,777,609      7,181,056      4,910,204
                                    -----------    -----------    -----------    -----------

Gross Profit                            777,319         62,153      1,192,974        153,290

Selling and Administrative
Expenses                                766,798      1,001,359      1,507,564      1,684,299
                                    -----------    -----------    -----------    -----------

Operating Income[Loss]                   10,521       (939,206)      (314,590)    (1,531,009)
                                    -----------    -----------    -----------    -----------

Other [Expense] Income:
Interest Expense- Related Party         (18,807)       (18,807)       (37,614)       (37,614)
Interest Expense                        (54,342)       (15,862)       (71,642)       (28,405)
Interest and Investment Income            1,621            131          1,751            348
                                    -----------    -----------    -----------    -----------

Total Other [Expense]                   (71,528)       (34,538)      (107,505)       (65,671)
                                    -----------    -----------    -----------    -----------

[Loss] Before Income Taxes              (61,007)      (973,744)      (422,095)    (1,596,680)

Federal and State Income
Tax Expense [Benefit]                    34,580        (15,594)        14,134       (215,779)
                                    -----------    -----------    -----------    -----------

Net [Loss]                          $   (95,587)   $  (958,150)   $  (436,229)   $(1,380,901)
                                    ===========    ===========    ===========    ===========

Net [Loss] Per Common  Share
Basic and Diluted                   $      (.02)   $      (.19)   $      (.08)   $      (.27)
                                    ===========    ===========    ===========    ===========

Average Common Shares Outstanding
                                      5,178,300      5,178,300      5,178,300      5,178,300
                                    ===========    ===========    ===========    ===========

The  Accompanying  Notes are an Integral  Part of These  Consolidated  Financial
Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
ENDED DECEMBER 31, 1999
[UNAUDITED]
--------------------------------------------------------------------------------

                                        Common Stock                       Additional                     Total
                                  -------------------------   Preferred     Paid in      Accumulated    Stockholders'
                                     Shares      Par Value      Stock       Capital       (Deficit)       Equity
                                  -----------   -----------  ------------  -----------   -----------    -----------

Balance - July 1, 1999              5,178,300   $    10,357   $        --  $ 4,847,405   $(1,599,270)   $ 3,258,492


Net [Loss] for the six
months ended  December 31, 1999            --            --            --           --      (436,229)      (436,229)
                                  -----------   -----------   -----------  -----------   -----------    -----------

Balance-December 31, 1999           5,178,300   $    10,357   $        --  $ 4,847,405   $(2,035,499)   $ 2,822,263
                                  ===========   ===========   ===========  ===========   ===========    ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                               Six months ended
                                                                               ----------------
                                                                                 December 31,
                                                                                 ------------
                                                                            1 9 9 9        1 9 9 8
                                                                            -------        -------
Operating Activities:
   Net [Loss]                                                           $  (436,229)   $(1,380,901)
                                                                        -----------    -----------
   Adjustments to Reconcile Net [Loss] to Net Cash
      [Used for] Operating Activities:
      Depreciation and Amortization                                         161,682        200,961
      Amortization of Discount on Note Payable                               11,364         11,364
      Deferred Income Taxes                                                  13,000        (34,000)
      Bad Debt Expense                                                       25,184          5,000

Changes in Assets and Liabilities:
   [Increase] Decrease in:
      Accounts Receivable                                                  (748,624)     1,443,055
      Inventories                                                        (1,324,905)      (377,210)
      Refundable Federal Income Taxes                                        (6,321)      (196,645)
      Prepaid Expenses and Other Current Assets                            (105,601)       (43,953)
      Security Deposits and Other Assets                                       (850)        (2,060)

   [Decrease] Increase in:
      Accounts Payable                                                    2,626,441       (553,619)
      Federal and State Income Taxes Payable                                     --        (40,000)
      Accrued Expenses and Other Liabilities                                 59,262        139,490
                                                                        -----------    -----------
Total Adjustments                                                           710,632        828,274
                                                                        -----------    -----------
Net Cash  Operating Activities                                              274,403       (552,627)
                                                                        -----------    -----------

Investing Activities:
   Purchase of Property and Equipment                                       (63,677)      (165,367)
   Loans to Stockholders'                                                    (3,881)       (13,017)
                                                                        -----------    -----------
Net CashInvesting Activities                                                (67,558)      (178,384)
                                                                        -----------    -----------

Financing Activities:
   Proceeds from Notes Payable                                              853,766        670,000
   Repayment of Notes Payable                                              (831,545)      (507,026)
                                                                        -----------    -----------
   Net CashFinancing Activities                                              22,231        162,974
                                                                        -----------    -----------

Net Increase/[Decrease] in Cash and Cash Equivalents                        229,076       (568,037)

Cash and Cash Equivalents  Beginning of Periods                             299,030        956,403
                                                                        -----------    -----------
   Cash and Cash Equivalents  End of Periods                            $   528,106    $   388,366
                                                                        ===========    ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

 CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                       Six months ended
                                                                   -----------------------
                                                                          December 31,
                                                                   -----------------------
                                                                     1 9 9 9       1 9 9 8
                                                                   ----------   ----------
 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
    Interest                                                       $   93,012   $   38,913
    Income Taxes                                                   $    5,160   $   51,047

Supplemental Schedule of Investing and Financial Activities:
   Note payable issued in payment of accounts payable, trade       $1,500,000

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

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

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1999. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000.

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

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                          15 Years
Machinery and Equipment                          7 Years
Machinery and Equipment Under Capital Leases     7 Years
Transportation Equipment                         5 Years

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $161,682 and $194,967 for the six months ended December 31, 1999 and 1998, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

Impairment - Certain long-term assets of the Company's principal operating business subsidiary are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value which represents the projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1999, management expects these assets to be fully recoverable.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies (Continued)

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $52,278 and $173,280 for the six months ended December 31, 1999 and 1998 respectively.

[3] Inventories

Inventories consist of the following at December 31, 1999:

Raw Materials                       $   2,686,758
Work-in-Process                         1,312,519
Finished Goods                            804,255
                                    -------------

Total                               $   4,803,532
-----                               =============

[4] Property and Equipment

Property and equipment comprise the following at December 31, 1999:

Leasehold Improvements                                                $1,157,960
Machinery and Equipment                                                2,490,325
Machinery and Equipment Under Capital Leases                             109,545
Transportation Equipment                                                  60,569
                                                                      ----------

Total                                                                  3,818,399
Less: Accumulated Depreciation and Amortization                        2,378,136
                                                                      ----------

    Total                                                             $1,440,263
    -----                                                             ==========

[5] Notes Payable

Notes payable are summarized as follows at December 31, 1999:

                                                         Related Party
                                                         -------------
                                         Notes Payable   Notes Payable          Total
                                         -------------   -------------          -----
Notes Payable:
   Bio Merieux Vitek, Inc. (a)              $   42,240   $          --     $   42,240
   Chairman of the Board (b)                        --         722,538        722,538
   Medallion Business Credit, LLC (c)          853,776              --        853,776
   Trade Creditor (d)                        1,333,333              --      1,333,333
                                            ----------   -------------     ----------

   Totals                                    2,229,349         722,538      2,951,887
   Less: Current Portion                     2,204,018              --      2,204,018
                                            ----------      ----------     ----------

      Noncurrent Portion                    $   25,331   $     722,538     $  747,869
                                            ==========   =============     ==========


(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[5] Notes Payable (Continued)

(b) Three year non-collateralized 7% promissory note for $750,000 with related party providing for quarterly payments of $13,125 representing interest only. The note matures on March 12, 2001. As additional consideration for the loan and in the light of the below market interest rate and uncollateralized nature of the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at an aggregate purchase price of $1.75 per share. The note is recorded net of $68,182, which represents the fair value of the Class C Warrant. The amortization at December 31, 1999 was $11,364 and is classified as interest expense in the Company's financial statements. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003. In order to complete the Company's new financing with Medallion Business credit, the maturity date of the promissory note was extended to December 31, 2001 and payment has been subordinated to Medallion Business Credit, LLC.

(c) Under the terms of a revolving credit note which expires on November 5, 2001, the Company may borrow up to $1,000,000 at 3% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Chem International, Inc., and Chem's two operating subsidiaries, Manhattan Drug Company, Inc. and Vitamin Factory, Inc. The note has been guaranteed by the Company's principal stockholder. At December 31, 1999 the interest rate was 11.5%.

(d) Secured promissory note dated November 17, 1999, providing for monthly payments of $83,333 for principal and interest on the unpaid balance. Interest is computed at the prime interest rate. The note matures on December 15, 2000 and the then unpaid principal of $416,667 becomes due. The note is collateralized by the accounts receivable, inventory and equipment of Manhattan Drug Company, Inc. and by the principal stockholder of the Company. At December 31, 1999 the interest rate was 8.5%. On January 20, 2000 the note was repaid.

The loan agreement with Medallion Business Credit, LLC contains certain financial covenants relating to the maintenance of specified liquidity, and tangible net worth. The Company was not in compliance with its working capital covenant.

The following are maturities of long-term debt for each of the next five years:

                                                Related Party
                              Notes Payable     Notes Payable             Total
                              -------------     -------------             -----
December 31,
    2000                       $2,204,018         $       --         $2,204,018
    2001                           18,680            722,538            741,218
    2002                            6,651                 --              6,651
                               ----------         ----------         ----------

   Totals                      $2,229,349         $  722,538         $2,951,887
                               ==========         ==========         ==========

[6] Capital Lease

The Company acquired equipment under the provision of a long-term lease. The lease expires in March 2001. The equipment under the capital lease as of December 31, 1999 had a cost of $109,545 accumulated depreciation of $52,302 with a net book value of $57,243.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[6] Capital Lease (Continued)

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at December 31, 1999 are as follows:

Total Minimum Lease Payments                                          $ 104,900
Amount Representing Interest                                            (55,551)
                                                                      ---------

Present Value of Net Minimum Lease Payment                               49,349
Current Portion                                                         (39,019)
                                                                      ---------

   Long-Term Capital Lease Obligation                                 $  10,330
                                                                      =========

[7] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 the Company's uninsured cash balances totaled approximately $675,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at December 31, 1999 is $362,750.

[8] Major Customer

For the six months ended December 31, 1999 and 1998, approximately 57% and 40% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. In addition, for the six months ended December 31, 1999 and 1998, an aggregate of approximately 16% and 18%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the six months ended December 31, 1999 and 1998. Accounts receivable from these customers comprised approximately 81% and 64% of total accounts receivable at December 31, 1999 and 1998, respectively.

[9] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on June 30, 2000, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the six months ended December 31, 1999 and 1998 on this lease was approximately $51,000 and $41,000, respectively. Unpaid rent of $100,000 due to Gerob at December 31, 1999 has been separately disclosed as accrued expenses on the consolidated balance sheet.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the six months ended December 31, 1999 and 1998 on this lease was approximately $227,000 and $230,000, respectively.

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

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2002.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                    Related
                                                    -------
                                Lease              Party Lease
                                -----              -----------
December 31,                   Commitment          Commitment         Total
                               ----------          ----------         -----

  2000                          $ 44,800             $346,000      $390,800
  2001                            31,915              346,000       377,915
  2002                            23,678                9,609        33,287
  2003                                --                   --            --
  2004                                --                   --            --
Thereafter                            --                   --            --
                                --------             --------      --------
Total                           $100,393             $701,609      $802,002
                                ========             ========      ========

Total rent expense, including real estate taxes and maintenance charges, was approximately $250,000 and $270,000 for the six months ended December 31, 1999 and 1998, respectively. Rent expense is stated net of sublease income of approximately $2,900 and $13,000 for the six months ended December 31, 1999 and 1998, respectively.

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

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of December 31, 1999.

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

[E] Development and Supply Agreement - On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[9] Commitments and Contingencies (Continued)

[F] Manufacturing Agreement - On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC, a company that supplies Zepter International, a world-wide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

[10] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's president on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the six moths ended December 31, 1999 and 1998, by the Company was $6,600 and $6,600, respectively.

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

[13] Equity Transactions

[A] Incentive Stock Options- On December 1, 1999, the Company granted 720,000 incentive stock options for a term of ten years commencing on December 1, 1999 to its officers and employees at the exercise price of $.50 per share and 167,000 stock options at $.55 per share for a term of five years commencing on December 1, 1999.

[B] Non-Statutory Stock Options- On December 1, 1999, the Company granted 120,000 non-statutory stock options to officers, directors and members of its Scientific Advisory Board at the exercise price of $.50 for a term of ten years commencing on December 1, 1999 and 583,000 non-statutory stock options at $.55 for a term of five years commencing on December 1, 1999.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
--------------------------------------------------------------------------------

[14] Subsequent Events

Litigation- On January 20, 2000, the Company entered into a settlement Agreement with a major supplier in connection with a multidistrict consolidated class action brought on behalf of direct purchasers of vitamin products, in which the plaintiffs have alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws.

In exchange for the Company's release and agreement to opt out of any settlement or litigation pertaining to the pending class action lawsuit and to release the supplier from any and all claims it may have concerning the pricing, selling, discounting, marketing or distributing of vitamin products, the Company received a $4.9 million cash payment.

In the event that the plaintiffs in the class action receive a percentage distribution under the class settlement agreement in excess of the percentage agreed to in the Settlement Agreement, the Company will be entitled to an additional payment to increase the Company's net recovery to the same percentage as that received by the other plaintiffs in the class action suit.

The Company intends to use the proceeds from the settlement to reduce its outstanding debt and to use the excess for working capital.

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Six months ended December 31, 1999 Compared to December 31, 1998

Results of Operations

The Company's net losses for the six months ended December 31, 1999 and 1998 were $(436,229) and $(1,380,901). This decrease in net loss of approximately $950,000 is primarily the result of a $1,200,000 decrease in operating loss resulting from a corresponding increase in gross profit of approximately $1,000,000. The increase in gross profit is due to increased sales.

Sales for the six months ended December 31, 1999 and 1998 were $8,374,030 and $5,063,494, respectively, an increase of approximately $3,300,000 or 65%. For the six months ended December 31, 1999 the Company had sales to one customer, who accounted for 57% of net sales in 1999 and 40% in 1998. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the six months ended December 31, 1999 totaled $331,611 as compared to $367,495 for the six months ended December 31, 1998, a decrease of 10%. The Company has been experiencing a decline in mail order sales due to increased competition and a decrease in advertising expenses.

Sales under the Roche Vitamins, Inc. distribution agreement were $1,188,092 for the six months ended December 31, 1999 as compared to $654,777 for the six months ended December 31, 1998, an increase of $533,315 or 81%.

Cost of sales increased to $7,181,056 for the six months ended December 31, 1999 as compared to $4,910,204 for the six months ended December 31, 1998. Cost of sales decreased as a percentage of sales to 86% for the six months ended December 31, 1999 from 97% for the six months ended December 31, 1998. The decrease in cost of sales is due to greater manufacturing efficiencies and higher margin sales.

Selling and administrative expenses for the six months ended December 31, 1999 were $1,507,564 versus $1,684,299 for the same period a year ago. The decrease of $176,735 was primarily attributable to a decrease in goodwill expense of $275,891 due to the write off in 1998, a decrease in advertising of $121,002, an increase in office salaries of $24,179, a decrease in officers salaries of $54,960, an increase in consulting fees of $220,356 due to the hiring of an independent sales and marketing firm to help launch a new private label line.

Other income [expense] was $(107,505) for the six months ended December 31, 1999 as compared to $(65,671) for the six months ended December 31, 1998. The increase of $41,834 is primarily the result of an increase in interest expense of $43,237 due to increased borrowings.

Three months ended December 31, 1999 Compared to the Three months ended December 31, 1998

The Company's net losses for the three months ended December 31, 1999 and 1998 were $(95,587) and $(958,150), respectively. This decrease in net loss of approximately $(860,000) is primarily the result of an increase in operating income of $950,000 due to an increase in gross profit of approximately $715,000.

Sales for the three months ended December 31, 1999 and 1998 were $4,941,907 and $2,839,762, respectively, an increase of $2,102,145 or 74%. For the three months ended December 31, 1999 the Company had sales to one customer who accounted for 54% of net sales in 1999 and 36% in 1998.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations - Continued

Retail and mail order sales for the three months ended December 31, 1999 totaled $155,200 as compared to $169,376 for the three months ended December 31, 1998, a decrease of $14,176 or 8% due to increased competition.

Sales under the Roche Vitamins, Inc. distribution agreement totaled $600,581 for the three months ended December 31, 1999 as compared to $344,756 for the three months ended December 31, 1998, an increase of $255,825 or 74%.

Cost of sales increased to $4,164,588 for the three months ended December 31, 1999 as compared to $2,777,609 for the three months ended December 31, 1998. Cost of sales decreased as a percentage of sales to 84% as compared to 98% for the three months ended December 31, 1998. The decrease in cost of sales is due to greater manufacturing efficiencies and higher margin sales.

Selling and administrative expenses for the three months ended December 31, 1999 were $766,798 as compared to $1,001,359 for the three months ended December 31, 1998. The decrease of $234,561 was primarily attributable to a decrease in goodwill expense of $275,891 due to the write off in 1998, a decrease in advertising of $69,044, a decrease in officer salaries of $72,661, an increase in consulting fees of $125,402.

Other income [expense] was $(71,528) for the three months ended December 31, 1999 as compared to $(34,538) for the three months ended December 31, 1998. The increase of $36,990 is primarily the result of an increase in interest expense of $38,480 due to increased borrowings.

Liquidity and Capital Resources

At December 31, 1999 the Company's working capital was $1,965,412, a decrease of $532,049 over working capital at June 30, 1999. Cash and cash equivalents were $528,106 at December 31, 1999, an increase of $229,076 from June 30, 1999. The Company generated $274,403 and utilized $552,627 for operations for the six months ended December 31, 1999 and 1998, respectively.

The primary reasons for the cash generated from operations for the six months ended December 31, 1999 are an increase in inventories of approximately $1,300,000 and an increase in accounts payable of approximately $2,600,000. The Company believes that the anticipated sales for the third and fourth quarters of fiscal 2000 and the litigation settlement of $4.9 million will meet the cash needs for operations.

The Company utilized $67,558 and $178,384 in investing activities for the six months ended December 31, 1999 and 1998, respectively. The Company generated net cash of $22,231 and $162,974 from debt financing activities and the six months ended December 31, 1999 and 1998, respectively.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at 3.0% above the prime interest rate and expires on November 5, 2001. At December 31, 1999 the balance due under the revolving line of credit was $853,776.

On January 20, 2000 the Company entered into a Settlement Agreement with a major supplier in connection with a multidistrict consolidated class action. In exchange for the Company's release and agreement to opt out of any settlement or litigation pertaining to the pending class action lawsuit, the Company agreed to a settlement of 4.9 million dollars. The settlement proceeds were offset by $1,333,333, the amount due under a secured promissory note dated November 17, 1999. [See Note 5D].

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued

The Company's total annual commitment at December 31, 1999 for the next five years of $1,394,701 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

Effective July 1, 1999, the Company entered into three year employment agreements with four executive officers which provide for aggregate annual salaries of $485,000 for the year ending June 30, 2000 and $495,000 for the years ending June 30, 2001 and 2002.

Recent Developments

On September 23, 1999 the Company was notified by the Nasdaq SmallCap Market that its shares of common stock had failed to maintain a minimum bid price of greater than or equal to $1.00 per share over the last thirty consecutive trading days, as required under Marketplace Rule 4310(c)(4).

The Company had ninety (90) calendar days, or until December 23, 1999 to regain compliance with this Rule. On December 21, 1999 the Company requested an oral hearing to determine its continued listing on the Nasdaq Small Cap Market because it failed to maintain a minimum bid price of greater than or equal to $1.00 per share. The Company was advised on December 28, 1999 that in anticipation of an oral hearing to be held on February 3, 2000 the delisting action referred to the September 23, 1999 letter was stayed.

On January 18, 2000, the bid price of the Company's common stock closed above the $1.00 minimum and has subsequently maintained the $1.00 minimum since that date.

On January 27, 2000, Nasdaq informed the Company that it was not in compliance with the independent directors and audit committee requirements. The Company responded informing Nasdaq of the appointment of an additional independent director on December 1, 1999 and that it was in compliance with the requirements.

The Company attended the hearing on February 3, 2000 and presented its oral arguments for its continued listing on the Nasdaq SmallCap Market. The hearing committee advised the Company that the committee's decision would take approximately two weeks.

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

                                   CHEM INTERNATIONAL, INC.

Date:   February 8, 2000                By:/s/ Seymour Flug
                                           -------------------------------------
                                           Seymour Flug,
                                           President and Chief Executive Officer

Date:   February 8, 2000                By:/s/ Eric Friedman
                                           -------------------------------------
                                           Eric Friedman,
                                           Chief Financial Officer