Form 10QSB
period 2000-03-31
CHEM INTERNATIONAL INC
filed 2000-05-09
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 2000            Commission File Number 000-28876

                            CHEM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                            22-2407475
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

             201 Route 22
         Hillside, New Jersey                                       07205
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

                                  Yes _X_   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding as of May 8, 2000
   -----------------                               -----------------------------
Common Stock, Par Value                                     5,152,500

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


Part I: Financial Information

Item 1: Consolidated Financial Statements

     Independent Accountants' Review Report ........................... 1

     Consolidated Balance Sheet as of March 31, 2000 [Unaudited] ...... 2......3

     Consolidated Statements of Operations for the three and
     nine months ended March 31, 2000 and 1999 [Unaudited] ............ 4......

     Consolidated Statement of Stockholders' Equity for the
     nine months ended March 31, 2000 [Unaudited] ..................... 5......

     Consolidated Statements of Cash Flows for nine months ended
     March 31, 2000 and 1999 [Unaudited] .............................. 6......7

     Notes to Consolidated Financial Statements [Unaudited] ........... 8.....13

Item 2: Management's Discussion and Analysis of
     Financial Condition and Results of Operations .................... 14....16

Part II: Other Information ............................................ 17

Signature ............................................................. 18


                                 . . . . . . . .

                     Independent Accountants' Review Report


We have reviewed the accompanying condensed balance sheets of Chem International, Inc. and Subsidiaries as of March 31, 2000, and the related condensed statements of operations for the three months and nine months ended March 31, 2000, and condensed statements of cash flows for the three months and nine months ended March 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 31, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





     AMPER, POLITZINER & MATTIA P.A.

     May 8, 2000

     Edison, New Jersey

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF MARCH 31,  2000.
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                         $ 2,209,992
   Accounts Receivable - Net                                           1,677,266
   Deferred Income Taxes                                                 182,000
   Inventories                                                         4,638,519
   Prepaid Expenses and Other Current Assets                             176,220
   Refundable Federal Income Taxes                                         6,352
                                                                     -----------

   Total Current Assets                                                8,890,349
                                                                     -----------

Property and Equipment - Net                                           1,408,767
                                                                     -----------

Other Assets:
   Security Deposits and Other Assets                                    101,094
                                                                     -----------

   Total Assets                                                      $10,400,210
                                                                     ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000.
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                  $ 2,526,927
   Notes Payable                                                         532,560
   Accrued Expenses and Other Current Liabilities                        261,382
   Accrued Expenses - Related Party                                      115,000
   Capital Lease Obligations                                              44,281
                                                                     -----------

   Total Current Liabilities                                           3,480,150
                                                                     -----------

Non-Current Liabilities:
   Notes Payable                                                          20,834
   Capital Lease Obligations                                              20,165
                                                                     -----------

   Total Non-Current Liabilities                                          40,999
                                                                     -----------

Commitments and Contingencies [9]                                             --
                                                                     -----------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
     $ .002 Par Value, No Shares Issued                                       --

   Common Stock - Authorized 25,000,000 Shares,
     $.002 Par Value, 5,178,300 Shares Issued and Outstanding             10,357

   Additional Paid-in Capital                                          4,847,405

   Retained Earnings                                                  2 ,021,299
                                                                     -----------

   Total Stockholders' Equity                                          6,879,061
                                                                     -----------

   Total Liabilities and Stockholders' Equity                        $10,400,210
                                                                     ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                Three months ended                    Nine months ended
                                                  March 31, 2000                        March 31, 2000

                                             1999               2000               1999                2000
                                         ------------       ------------       ------------       ------------
Sales                                    $  2,930,006       $  6,676,871       $  7,993,500       $ 15,050,901

Cost of Sales                               2,772,837          5,669,622          7,683,041         12,850,678
                                         ------------       ------------       ------------       ------------

Gross Profit                                  157,169          1,007,249            310,459          2,200,223

Selling and Administrative Expenses           615,287            842,419          2,299,586          2,349,983
                                         ------------       ------------       ------------       ------------

Operating Income [Loss]                      (458,118)           164,830         (1,989,127)          (149,760)
                                         ------------       ------------       ------------       ------------

Other Income [Expense]:
Gain on Sale of Fixed Assets                       --              6,344                 --              6,344
Interest Expense- Related Party               (18,806)           (36,212)           (56,420)           (73,826)
Interest Expense                              (16,780)           (30,050)           (45,185)          (101,692)
Gain on Settlement of Lawsuit                      --          5,352,271                 --          5,352,271
Interest and Investment Income                    119             15,842                467             17,593
                                         ------------       ------------       ------------       ------------

Total Other [Expense] Income-Net              (35,467)         5,308,195           (101,138)         5,200,690
                                         ------------       ------------       ------------       ------------


Income [Loss] Before Income Taxes            (493,585)         5,473,025         (2,090,265)         5,050,930

Federal and State Income
Tax Expense [Benefit]                         (14,683)         1,416,227           (230,462)         1,430,361
                                         ------------       ------------       ------------       ------------

Net Income [Loss]                        $   (478,902)      $  4,056,798       $ (1,859,803)      $  3,620,569
                                         ============       ============       ============       ============

Net Income [Loss] Per
Common Share:

Basic                                    $       (.09)      $        .78       $       (.36)      $        .70
                                         ============       ============       ============       ============

Diluted                                  $       (.09)      $        .66       $       (.36)      $        .66
                                         ============       ============       ============       ============

Weighted Average Common
Shares Outstanding                          5,178,300          5,178,300          5,178,300          5,178,300
                                         ------------       ------------       ------------       ------------

Dilutive Potential Common Shares:
Warrants and Options                               --          3,985,175                 --          3,985,175
                                         ------------       ------------       ------------       ------------

Adjusted Weigthted Average
Common Shares                               5,178,300          9,163,475          5,178,300          9,163,475
                                         ============       ============       ============       ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
ENDED MARCH 31, 2000.
[UNAUDITED]
--------------------------------------------------------------------------------

                                        Common Stock                                Additional        Retained             Total
                                ---------------------------        Preferred          Paid in         Earnings/        Stockholders'
                                  Shares         Par Value           Stock            Capital         (Deficit)           Equity
                                ----------      -----------      -------------      -----------      -----------       ------------
Balance - July 1, 1999           5,178,300      $    10,357      $          --      $ 4,847,405      $(1,599,270)      $ 3,258,492

Net Income for the nine months
ended March 31, 2000                    --               --                 --               --        3,620,569         3,620,569
                                ----------      -----------      -------------      -----------      -----------       -----------

Balance -March 31, 2000          5,178,300      $    10,357      $          --      $ 4,847,405      $ 2,021,299       $ 6,879,061
                                ==========      ===========      =============      ===========      ===========       ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                        Nine months ended
                                                                             March 31,
                                                                  -------------------------------
                                                                    2 0 0 0             1 9 9 9
                                                                  -----------         -----------
Operating Activities:
   Net Income [Loss]                                              $ 3,620,569         $(1,859,803)
                                                                  -----------         -----------
   Adjustments to Reconcile Net  Income [Loss] to Net Cash
      Provided by [Used for] Operating Activities:
      Depreciation and Amortization                                   250,173             302,084
      Amortization of Discount on Note Payable                         38,826              17,045
      Deferred Income Taxes                                            62,000             (52,000)
      Writeoff of Goodwill                                                 --             275,891
      Bad Debt Expense                                                 31,184               7,500

Changes in Assets and Liabilities:
   [Increase] Decrease in:
      Accounts Receivable                                             294,770           1,271,004
      Inventories                                                  (1,159,892)           (313,952)
      Refundable Federal Income Taxes                                  35,293            (196,645)
      Prepaid Expenses and Other Current Assets                       (81,432)            (24,325)
      Security Deposits and Other Assets                               (2,749)             (3,433)

   [Decrease] Increase in:
      Accounts Payable                                              1,372,116            (321,216)
      Federal and State Income Taxes Payable                          162,257             (40,000)
       Accrued Expenses and Other Liabilities                        (207,565)            224,007
                                                                  -----------         -----------
Total Adjustments                                                     794,981           1,145,960
                                                                  -----------         -----------
Net Cash - Operating Activities                                     4,415,550            (713,843)
                                                                  -----------         -----------

 Investing Activities:
   Purchase of Property and Equipment                                (120,672)           (224,184)
   Loans to Stockholders'                                               4,711             (27,033)
                                                                  -----------         -----------
Net Cash-Investing Activities                                        (115,961)           (251,217)
                                                                  -----------         -----------

Financing Activities:
   Proceeds from Notes Payable                                        901,972             670,000
   Repayment of Notes Payable                                      (3,290,599)           (527,237)
                                                                  -----------         -----------
   Net Cash-Financing Activities                                   (2,388,627)            142,763
                                                                  -----------         -----------
Net Increase/[Decrease] in Cash and Cash Equivalents                1,910,962            (822,297)
Cash and Cash Equivalents - Beginning of Periods                      299,030             956,403
                                                                  -----------         -----------
   Cash and Cash Equivalents - End of Periods                     $ 2,209,992         $   134,106
                                                                  ===========         ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                           Nine  months ended
                                                                                March 31,
                                                                        2 0 0 0         1 9 9 9
                                                                      ----------      ----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                           $  157,693      $   71,435
   Income Taxes                                                       $1,205,160      $   51,067


Supplemental Schedule of Investing and Financial Activities:
  Note payable issued in payment of accounts payable, trade           $1,500,000
  Proceeds from lawsuit used in payment of note payable               $1,333,333


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

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1999. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2000.

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

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                                         15 Years
Machinery and Equipment                                         7 Years
Machinery and Equipment Under Capital Leases                    7 Years
Transportation Equipment                                        5 Years

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $250,173 and $296,091 for the nine months ended March 31, 2000 and 1999, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies (Continued)

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $149,680 and $232,917 for the nine months ended March 31, 2000 and 1999 respectively.

[3] Inventories

Inventories consist of the following at March 31, 2000:

Raw Materials                                                         $2,628,849
Work-in-Process                                                        1,178,412
Finished Goods                                                           831,258
                                                                      ----------

Total                                                                 $4,638,519
                                                                      ==========

[4] Property and Equipment

Property and equipment comprise the following at March 31, 2000:

Leasehold Improvements                                                $1,157,960
Machinery and Equipment                                                2,522,804
Machinery and Equipment Under Capital Leases                             134,061
Transportation Equipment                                                  60,569
                                                                      ----------

Total                                                                  3,875,394
Less: Accumulated Depreciation and Amortization                        2,466,627
                                                                      ----------

    Total                                                             $1,408,767
                                                                      ==========

[5] Notes Payable

Notes payable are summarized as follows at March 31, 2000:

Notes Payable:
   Bio Merieux Vitek, Inc. (a)                                        $   38,169
   Medallion Business Credit, LLC (b)                                    515,225
                                                                      ----------

Totals                                                                   553,394
   Less: Current Portion                                                 532,560
                                                                      ----------


    Noncurrent Portion                                                $   20,834
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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[5] Notes Payable (Continued)

(b) Under the terms of a revolving credit note which expires on November 5, 2001, the Company may borrow up to $1,000,000 at 3% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Chem International, Inc., and Chem's two operating subsidiaries, Manhattan Drug Company, Inc. and Vitamin Factory, Inc. The note has been guaranteed by the Company's principal stockholder. At March 31, 2000 the interest rate was 12%.

The loan agreement with Medallion Business Credit, LLC contains certain financial covenants relating to the maintenance of specified liquidity, and tangible net worth. The Company was in compliance with all of its financial covenants.

The following are maturities of long-term debt for each of the next five years:

March 31,
---------
  2001                  $532,560
  2002                    19,150
  2003                     1,684
  2004                        --
  2005                        --
                        --------
Totals                  $553,394
                        ========

[6] Capital Lease

The Company acquired capsule equipment and warehouse equipment under the provisions of two long-term leases. The leases expire in March 2001 and March 2003, respectively. The equipment under the capital leases as of March 31, 2000 had a cost of $134,061 accumulated depreciation of $59,480 with a net book value of $74,581.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at March 31, 2000 are as follows:

Total Minimum Lease Payments                                          $ 129,416
Amount Representing Interest                                            (64,970)
                                                                      ---------

Present Value of Net Minimum Lease Payment                               64,446
Current Portion                                                         (44,281)
                                                                      ---------

   Long-Term Capital Lease Obligation                                 $  20,165
                                                                      =========

[7] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2000 the Company's uninsured cash balances totaled approximately $2,780,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at March 31, 2000 is $368,750.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[8] Major Customer

For the nine months ended March 31, 2000 and 1999, approximately 50% and 45% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. In addition, for the nine months ended March 31, 2000 and 1999, an aggregate of approximately 27% and 14%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the nine months ended March 31, 2000 and 1999. Accounts receivable from these customers comprised approximately 67% and 59% of total accounts receivable at March 31, 2000 and 1999, respectively.

[9] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities are leased from Gerob Realty Partnership ["Gerob"] whose partners are stockholders of the Company. The lease, which expires on June 30, 2000, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the nine months ended March 31, 2000 and 1999 on this lease was approximately $79,000 and $56,000, respectively. Unpaid rent of $115,000 due to Gerob at March 31, 2000 has been separately disclosed as accrued expenses on the consolidated balance sheet.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. Rent expense for the nine months ended March 31, 2000 and 1999 on this lease was approximately $341,000 and $345,000, respectively.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                       Related
                                       Lease         Party Lease
March 31,                            Commitment       Commitment         Total
---------                            ----------      -----------        --------
  2001                                $ 47,077         $346,000         $393,077
  2002                                  38,703          269,110          307,813
  2003                                  12,267               --           12,267
  2004                                      --               --               --
  2005                                      --               --               --
Thereafter                                  --               --               --
                                      --------         --------         --------
Total                                 $ 98,047         $615,110         $713,157
                                      ========         ========         ========

Total rent expense, including real estate taxes and maintenance charges, was approximately $426,000 and $401,000 for the nine months ended March 31, 2000 and 1999, respectively. Rent expense is stated net of sublease income of approximately $8,450 and $17,000 for the nine months ended March 31, 2000 and 1999, respectively.

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

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of March 31, 2000.

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

The Company is a participant in a Class Action Lawsuit against several major bulk vitamin material suppliers. The suit seeks to recover damages resulting from price fixing charges filled against the suppliers by the United States Government. There are approximately 1,000 corporate buyers that are involved. As of March 31, 2000 the company had settled with two of its suppliers and has recorded $5,352,271 as other income it its consolidated income statement. On April 13, 2000 the company received $792,000 in settlement with a third supplier. The company believes that this settlement concludes the majority of the settlement proceeds. [See Note 13.]

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

[G] Joint Venture-On March 24, 2000, the Company formed a joint venture with NuCyclye Therapy, Inc. to be called Bioscience, LLC. Bioscience will develop and market high performance nutritional formulations based on plant derived minerals through NuCycle's patented hyperaccumulation technology. The Joint Venture will use the equity method of accounting.

[10] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's president on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the nine months ended March 31, 2000 and 1999, by the Company was $9,900 and $9,900, respectively.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

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

[13] Subsequent Events

Litigation- On April 13, 2000, the Company entered into a settlement Agreement with a major supplier in connection with a multidistrict consolidated class action brought on behalf of direct purchasers of vitamin products, in which the plaintiffs have alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws.

In exchange for the Company's release and agreement to opt out of any settlement or litigation pertaining to the pending class action lawsuit and to release the supplier from any and all claims it may have concerning the pricing, selling, discounting, marketing or distributing of vitamin products, the Company received a $792,000 cash payment.

In the event that the plaintiffs in the class action receive a percentage distribution under the class settlement agreement in excess of the percentage agreed to in the Settlement Agreement, the Company will be entitled to an additional payment to increase the Company's net recovery to the same percentage as that received by the other plaintiffs in the class action suit.

The Company intends to use the proceeds from the settlement to reduce its outstanding debt and to use the excess for working capital. [See Note 9D.]

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Nine months  ended March 31,  2000  Compared to the Nine months  ended March 31,
1999

Results of Operations

The Company's net income for the nine months ended March 31, 2000 was $3,620,569 as compared to a net loss for the nine months ended March 31, 1999 of $(1,859,803). This increase in net income of approximately $5,500,000 is primarily the result of a $1,839,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $1,900,000, an increase in other income of approximately $5,300,000 due to the settlement of a Class Action Lawsuit and an increase in Federal and State income taxes of approximately $1,600,000.

Sales for the nine months ended March 31, 2000 and 1999 were $15,050,901 and $7,993,500, respectively, an increase of approximately $7,000,000 or 88%. For the nine months ended March 31, 2000 the Company had sales to one customer, who accounted for 50% of net sales in 2000 and 45% in 1999. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the nine months ended March 31, 2000 totaled $499,117 as compared to $517,224 for the nine months ended March 31, 2000, a decrease of 4%. The Company has been experiencing a decline in mail order sales due to increased competition and a decrease in advertising expenses.

Sales under the Roche Vitamins, Inc. distribution agreement were $1,957,175 for the nine months ended March 31, 2000 as compared to $1,109,567 for the nine months ended March 31, 1999, an increase of $847,608 or 76%.

Cost of sales increased to $12,850,678 for the nine months ended March 31, 2000 as compared to $7,683,041 for the nine months ended March 31, 2000. Cost of sales decreased as a percentage of sales to 85% for the nine months ended March 31, 2000 from 96% for the nine months ended March 31, 1999. The decrease in cost of sales is due to greater manufacturing efficiencies and higher margin sales.

Selling and administrative expenses for the nine months ended March 31, 2000 were $2,349,983 versus $2,299,586 for the same period a year ago. The increase of $50,397 was primarily attributable to a decrease in goodwill expense of $275,891 due to the write off in 1998, a decrease in advertising of $83,237, an increase in office salaries of $41,676, a decrease in officers salaries of $68,374, an increase in freight out of $61,515 and an increase in consulting fees of $266,353 due to the hiring of an independent sales and marketing firm to help launch a new private label line.

Other income (expense) was $5,200,690 for the nine months ended March 31, 2000 as compared to $(101,138) for the nine months ended March 31, 1999. The increase of $5,301,828 is primarily the result of the proceeds received of $5,352,271 from the settlement of a Class Action Lawsuit against two bulk vitamin material suppliers.

Three months ended March 31, 2000 Compared to the Three months ended March 31, 1999

The Company's net income for the three months ended March 31, 2000 was $4,056,798 as compared to a net loss of $(478,902) for the three months ended March 31, 1999. This increase in net income of approximately $4,535,000 is primarily the result of an increase in operating income of $622,948, an increase in other income of $5,343,662 due to a settlement of a Class Action Lawsuit and an increase in Federal and State income taxes of $1,430,910.

Sales for the three months ended March 31, 2000 and 1999 were $6,676,871 and $2,930,006, respectively, an increase of $3,746,865 or 128%. For the three months ended March 31, 2000 the Company had sales to one customer who accounted for

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations - Continued

41% of net sales in 2000 and 54% in 1999.

Retail and mail order sales for the three months ended March 31, 2000 totaled $167,506 as compared to $149,729 for the three months ended March 31, 2000, an increase of $17,777 or 12%.

Sales under the Roche Vitamins, Inc. distribution agreement totaled $769,083 for the three months ended March 31, 2000 as compared to $454,790 for the three months ended March 31, 1999, an increase of $314,293 or 69%.

Cost of sales increased to $5,669,622 for the three months ended March 31, 2000 as compared to $2,772,837 for the three months ended March 31, 1999. Cost of sales decreased as a percentage of sales to 85% as compared to 95% for the three months ended March 31, 1999. The decrease in cost of sales is due to greater manufacturing efficiencies and higher margin sales.

Selling and administrative expenses for the three months ended March 31, 2000 were $842,419 as compared to $615,287 for the three months ended March 31, 1999. The increase of $227,132 was primarily attributable to an increase in freight out of $31,674, an increase in advertising of $98,755, a decrease in officer salaries of $13,414, an increase in consulting fees of $45,997, an increase in office salaries of $17,497 and an increase in entertainment and lodging of $35,533

Other income [expense] was $5,308,195 for the three months ended March 31, 2000 as compared to $(35,467) for the three months ended March 31, 1999. The increase of $5,343,662 is primarily the result of the settlement of a Class Action Lawsuit in the amount of $5,352,271.

Liquidity and Capital Resources

At March 31, 2000 the Company's working capital was $5,410,199, an increase of $2,912,738 over working capital at June 30, 1999. Cash and cash equivalents were $2,209,992 at March 31, 2000, an increase of $1,910,962 from June 30, 1999. The
Company generated $4,415,550 and utilized $713,843 for operations for the nine months ended March 31, 2000 and 1999, respectively.

The primary reasons for the cash generated from operations for the nine months ended March 31, 2000 are an increase in net income of approximately $3,600,000 an increase in inventories of approximately $1,000,000 and an increase in accounts payable of approximately $1,300,000 The Company believes that the anticipated sales for the fourth quarter of fiscal 2000 and the litigation settlement of an additional $792,000 will meet the cash needs for operations.

The Company utilized $115,961 and $251,217 in investing activities for the nine months ended March 31, 2000 and 1999, respectively. The Company utilized net cash of $2,388,627 and generated $142,763 from debt financing activities for the nine months ended March 31, 2000 and 1999, respectively.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at 3.0% above the prime interest rate and expires on November 5, 2001. At March 31, 2000 the balance due under the revolving line of credit was $515,225.

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

On March 20, 2000 the Company entered into its second Settlement Agreement and received a payment of $475,000 in settlement of the second portion of the multidistrict consolidated class action suit.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued

The Company's total annual commitment at March 31, 2000 for the next five years of $713,157 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

Effective July 1, 1999, the Company entered into three year employment agreements with four executive officers which provide for aggregate annual salaries of $485,000 for the year ending June 30, 2000 and $495,000 for the years ending June 30, 2001 and 2002.

Recent Developments

On April 13, 2000 the Company settled the last major portion of its Class Action Lawsuit for approximately $792,000 bringing the total amount of settlement to approximately $6.2 million.

On April 13, 2000, the Company announced a stock repurchase program whereby the Company may repurchase up to 500,000 shares of its outstanding common stock. As of May 8, 2000 the company has repurchased 25,800 shares of its common stock under the program at an average price of $1.12.

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



                                    CHEM INTERNATIONAL, INC.

Date: May 8, 2000                       By: /s/ Seymour Flug
                                           -------------------------------------
                                           Seymour Flug,
                                           President and Chief Executive Officer

Date: May 8, 2000                       By: /s/ Eric Friedman
                                            ------------------------------------
                                            Eric Friedman,
                                            Chief Financial Officer