Form 10KSB
period 2000-06-30
CHEM INTERNATIONAL INC
filed 2000-09-28
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000        Commission File Number 000-28876

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

                           Yes    X         No

Registrant's revenues for the fiscal year ended June 30, 2000 were $17,974,885.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on August 31, 2000 was $ 3,771,782.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                   Class                     Outstanding at August 31, 2000
       Common Stock $.002 par value                 5,152,500 Shares
      Class A Redeemable Common Stock              1,265,000 Warrants
             Purchase Warrants
      Class C Redeemable Common Stock
             Purchase Warrants                      150,000 Warrants

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference to certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                    CHEM INTERNATIONAL, INC. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

Part I                                                                      Page

  Item 1.     Description of Business                                          1

  Item 2.     Description of Properties                                        3

  Item 3.     Legal Proceedings                                                3

  Item 4.     Submission of Matters to a Vote of Security Holders              4

Part II

  Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                                              5

  Item 6.     Management's Discussion and Analysis of Financial
              Condition And Results of Operations                              6

  Item 7.     Financial Statements                                             8

  Item 8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                              8

Part III

  Item 9.     Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a) of the
              Exchange Act                                                     9

  Item 10.    Executive Compensation                                           9

  Item 11.    Security Ownership of Certain Beneficial
              Owners and Management                                            9

  Item 12.    Certain Relationships and Related Transactions                   9

  Item 13.    Exhibits and Reports on Form 8-K                                 9

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

Manufacturing Agreement

On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC, a company that supplies Zepter International, a world-wide sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

Risk of Reduction of Significant Revenues from Major Customer

The Company derives a significant portion of its sales from one customer, Rexall Sundown, Inc. ["Rexall"], for which it manufactures vitamins and nutritional supplements. Sales to Rexall expressed as a percentage of the Company's total sales, were approximately 51% and 55%, respectively, for the fiscal years ended June 30, 2000 and 1999. The loss of this customer would have a material affect on the Company's operations.

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

Raw Materials

The principal raw materials used in the manufacturing process are natural and synthetic vitamins, minerals, herbs, and related nutritional supplements, gelatin capsules and coating materials and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States. The gelatin capsules and coating materials and packaging materials are similarly widely available. Raw materials are generally purchased by the Company without long term commitments, on a purchase order basis. The Company's principal suppliers are Roche Vitamins, Inc., Triarco Inc., M.W. International, Inc. and Pharmachem Laboratories, Inc.

Employees

As of June 30, 2000, the Company had 88 full time employees, of whom 54 belonged to a local unit of the Teamsters Union and are covered by a collective bargaining agreement, which expires August 31, 2002.

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

Competition

The business of manufacturing, distributing and marketing vitamins and nutritional supplements is highly competitive. Many of the Company's competitors are substantially larger and have greater financial resources with which to manufacture and market their products. In particular, competition is fierce in the retail segment. Many direct marketers not only focus on selling their own branded products, but offer national brands at discounts as well. Many competitors have established brand names recognizable to consumers. In addition, major pharmaceutical companies offer nationally advertised multivitamin products. The Company also competes with certain of its customers who have their own manufacturing capabilities.

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

Item 2. Description of Properties

On January 10, 1997, the Company entered into a lease agreement for approximately 84,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey. The facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is owned by the Company's Chairman of the Board, and principal stockholder and certain family members and 10% owned by the Company's chief financial officer. The lease has a term of five years and expires on January 10, 2002. The lease provides for a base annual rental of $346,000 plus increases in real estate taxes and building expenses. At its option, the Company has the right to renew the lease for an additional five year period. The space is utilized for the retail mail order business, warehousing and packaging operations and also houses the Company's corporate offices. On April 28, 2000 the lease was amended reducing the square footage to approximately 75,000 square feet and extending the lease to May 31, 2015.

The Company also leases 40,000 square feet of manufacturing facilities in Hillside, New Jersey from Morristown Holding Company, Inc. (formerly Gerob Realty Partnership), of which E. Gerald Kay, Chairman of the Board of the Company, is a majority shareholder. The lease which expires on December 31,2000 provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. The space is utilized for Manhattan Drug's tablet manufacturing operations.

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



Item 4. Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2000.

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


Set forth below are the high and low closing prices of the Common Stock and the Class A Redeemable Warrant as reported on the Nasdaq National Market for the periods indicated:




                                             HIGH                    LOW

COMMON STOCK [CXIL]

FISCAL YEAR ENDED JUNE 30, 1999
First Quarter                                3 3/8                  1 3/8
Second Quarter                               1 7/8                  3/4
Third Quarter                                1 1/4                  5/8
Fourth Quarter                               2 5/8                  11/16


FISCAL YEAR ENDED JUNE 30, 2000
First Quarter                                1 3/4                  1/2
Second Quarter                               1 7/16                 7/16
Third Quarter                                2 15/16                9/16
Fourth Quarter                               1 23/32                25/32

CLASS A REDEEMABLE WARRANTS [CXILW]

FISCAL YEAR ENDED JUNE 30, 1999
First Quarter                                3/4                    3/8
Second Quarter                               7/16                   3/16
Third Quarter                                1/4                    1/16
Fourth Quarter                               11/16                  1/16


FISCAL YEAR ENDED JUNE 30, 2000
First Quarter                                11/16                  1/8
Second Quarter                               6/16                   1/8
Third Quarter                                23/32                  3/32
Fourth Quarter                               9/16                   1/4


As of June 30, there were approximately 125 holders of record of the Company's Common Stock.


The Company has not declared or paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto.

Results of Operations

Year ended June 30, 2000 Compared to the Year ended June 30, 1999.


The Company's net income for the year ended June 30, 2000 was $3,143,695 as compared to the net loss of $(2,628,433) for the year ended June 30, 1999. This increase in net income of approximately $5,800,000 is primarily the result of a $670,000 increase in operating income resulting from a corresponding increase in gross profit of $670,000, an increase in other income of approximately $6,200,000 due to the settlement of a Class Action Lawsuit and an increase in Federal and State income taxes of approximately $1,100,000.


Sales for the years ended June 30, 2000 and 1999 were $17,974,885 and $12,274,448, respectively, an increase of $5,700,437 or 46%. For the year ending June 30, 2000 the Company had sales to one customer who accounted for 51% of net sales in 2000 and 55% of net sales in 1999. The loss of this customer would have an adverse affect on the Company's operations.


Retail and mail order sales for the year ended June 30, 2000 totaled $679,612 as compared to $713,962 for the year ended June 30, 1999, as a decrease of 5%. The Company has been experiencing a decline in mail order sales due to increased competition and a decrease in advertising expenses.


Sales under the Roche Vitamins, Inc. distribution agreement were $2,689,575 as compared to $1,607,092 for the year ended June 30, 1999, an increase of $1,082,483 or 67%.


Cost of sales increased to $16,687,844 in 2000 as compared to $11,655,173 for 1999. Cost of sales decreased as a percentage of sales to 93% as compared to 95% for 1999. The decrease in cost of sales is due to the greater manufacturing efficiencies.


Selling and administrative expenses for the year ending June 30, 2000 were $3,276,435 versus $3,275.723 for the same period a year ago. The increase of $712 was primarily attributable to a decrease in advertising of approximately $50,000, an increase in freight out of approximately $46,000 a decrease in bad debt expenses of approximately $166,000, a decrease in officers salaries of approximately $80,000, an increase in office salaries of approximately $47,000, a decrease in the write-off of the balance of goodwill of approximately $276,000, an increase in consulting fees of approximately $295,000, an increase in professional fees of approximately $63,000 and an increase in entertainment and lodging of approximately $57,000.


Other income (expense) was $6,047,145 for the year ended June 30, 2000 as compared to $(136,159) for the same period a year ago. This increase in net income of approximately $6,200,000 is primarily the result of the proceeds received of $6,143,849 from the settlement of a Class Action Lawsuit against three bulk vitamin suppliers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Year ended June 30, 1999 Compared to the Year ended June 30, 1998.


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

Selling and administrative expenses for the year ended June 30, 1999 were $3,275,723 versus $3,197,047 for the same period a year ago. The increase of $78,676 was primarily attributable to a decrease of advertising of approximately $110,000, a decrease in travel and entertainment of approximately $93,000, a decrease in pension and profit sharing plan expenses of approximately $330,000, the writeoff of the balance of goodwill of approximately $276,000 and an increase in the allowance for doubtful accounts of $315,000.

Other income (expense) was $(136,159) for the year ended June 30, 1999 as compared to $(105,789) for the same period a year ago. This increase in net expense of $30,370 is attributable to an increase in interest expense of $50,578 due to an increase in borrowings, a decrease in interest and investment income of $19,350, a decrease in partnership loss of $5,000, a decrease in a loss resulting from the writeoff of a note receivable of $33,058 and an increase in gains on the sale of equipment.

Liquidity and Capital Resources

At June 30, 2000 the Company's working capital was $5,459,783 an increase of $2,962,322 over working capital at June 30, 1999. Cash and cash equivalents were $1,823,009 at June 30, 2000 an increase of $1,523,979 from June 30, 1999. The
Company generated $4,098,629 and utilized $483,206 for operations for the years ended June 30, 2000 and 1999, respectively. The primary reason for the cash generated from operations was net income of approximately 3,100,000. The Company believes that the anticipated sales for next year will meet cash needs for operations.

The Company utilized $167,460 and $297,744 in investing activities for the years ended June 30, 2000 and 1999, respectively. The Company utilized net cash of $2,407,190 and generated $123,577 from debt financing activities for the year ended June 30, 2000 and 1999, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources [Continued]

The Company's total annual commitments at June 30, 2000 for long term non-cancelable leases of $4,908,297 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at 3.0% above the prime interest rate and expires on November 5, 2001. At June 30, 2000 the balance due under the revolving line of credit was $540,757.

On January 20, 2000 the Company entered into a Settlement Agreement with a major supplier in connection with a multidistrict consolidated class action. In exchange for the Company's release and agreement to opt out of any settlement or litigation pertaining to the pending class action lawsuit, the Company agreed to a settlement of 4.9 million dollars. The settlement proceeds were offset by $1,333,333, the amount due under a promissory note dated November 17, 1999.

On March 20, 2000 the Company entered into its second Settlement Agreement and received a payment of $437,000 in settlement of the second portion of the multidistrict consolidated class action suit.

On April 13, 2000 the Company settled the last major portion of its Class Action Lawsuit for approximately $792,000.

On April 13, 2000, the Company announced a stock repurchase program whereby the Company may purchase up to 500,000 shares of its outstanding common stock. At June 30, 2000 the Company has repurchased 25,800 shares of its common stock under the program at an average price of $1.12.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2000.


Item 10. Executive Compensation


Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2000.


Item 11. Security Ownership of Certain Beneficial Owners and Management


Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2000.


Item 12. Certain Relationships and Related Transactions


Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2000.


Item 13. Exhibits and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

     (1) A list of the financial statements filed as part of this report is set forth in the index to financial statements at Page F-1 and is incorporated herein by reference.

     (2)    Exhibits

            Number                   Description
            ------                   -----------

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

            10.5 Employment Agreement, effective July 1, 1996, between the Registrant and Christina M. Kay (1)

            10.6 Lease Agreement, dated January 1, 1996, between the Registrant and Gerob Realty Partnership (1)

            10.7  Stock Option Plan (2)

            10.8 Amended Employment Agreement, effective September 20, 1996, between the Registrant and E. Gerald Kay (3)

            10.9 Lease Agreement, dated August 3,1994, between the Registrant and Hillside 22 Realty Associates, L.L.C. (2)

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

            10.14 Stock Sale  Agreement  between the  Company  and Gerob  Realty
                  Partnership (5)

            10.15 Promissory  note  between  the Company and E. Gerald Kay dated
                  March 12, 1998 (5)

            10.16 Class C Warrant to purchase  common stock dated March 12, 1998
                  (5)

            10.17 Consulting  Agreement  with  Buttonwood  Advisory  Group dated
                  March 20, 1998 (5)

            10.18 Employment  Agreement,  effective  July 1, 1999,  between  the
                  Registrant and Eric Friedman (6)

            10.18 Employment  Agreement,  effective  July 1, 1999,  between  the
                  Registrant and Riva Sheppard (6)

            10.18 Employment  Agreement,  effective  July 1, 1999,  between  the
                  Registrant and Christina Kay (6)

            10.18 Employment Agreement, effective February 16, 1999, between the
                  Registrant and Abdulhameed Mirza (6)

            16.1  Letter on changes in certifying accountants (6)

            21    Subsidiaries of the Registrant

            27    Financial Data Schedule

            --------------------------------------
            (1) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement of Form SB-2, Registration No. 333-5240-NY.

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

            (6) Incorporated herein by reference to the corresponding exhibit number to the Registrants Annual Report of From 10-KSB for the fiscal year ended June 30, 1999, filed on September 30, 1999, Commission File No. 000-28876.

(b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX


Item 7: Consolidated Financial Statements


   Independent Auditors' Report......................................F-2...

   Consolidated Balance Sheet as of June 30, 2000....................F-3... F-4

   Consolidated Statements of Operations for the years
   ended June 30, 2000 and 1999......................................F-5...

   Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000 and 1999......................................F-6...

   Consolidated Statements of Cash Flows for the years ended
   June 30, 2000 and 1999............................................F-7... F-8

   Notes to Consolidated Financial Statements........................F-9... F-17




                                 . . . . . . . .

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Chem International, Inc.

     We have audited the accompanying consolidated balance sheet of Chem International, Inc. and its subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chem International, Inc. and its subsidiaries as of June 30, 2000, and the consolidated results of their operations and their cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.



                             /s/ Amper, Politziner & Mattia, P.A.


Edison, New Jersey
August 15, 2000

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000


Assets:
Current Assets:
   Cash and Cash Equivalents                            $1,823,009
   Accounts Receivable-Net                               1,422,128
   Inventories                                           3,236,678
   Prepaid Expenses and Other Current Assets               110,140
   Deferred Income Taxes                                   280,000
   Refundable Federal Income Taxes                         216,352
                                                        ----------
   Total Current Assets                                  7,088,307
                                                        ----------
Property and Equipment-Net                               1,367,047
                                                        ----------
Other Assets:
   Security Deposits and Other Assets                      124,195
                                                        ----------
   Total Assets                                         $8,579,549
                                                        ==========


See accompanying notes to consolidated financial statements

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                 $ 1,356,634
   Notes Payable                                                         16,223
   Accrued Expenses and Other Current Liabilities                        91,451
   Accrued Expenses-Related Party                                       130,000
   Capital Lease Obligation                                              34,216
                                                                    -----------

   Total Current Liabilities                                          1,628,524
                                                                    -----------

Non-Current Liabilities:
   Notes Payable                                                        558,529
   Capital Lease Obligation                                              19,140
                                                                    -----------
   Total Non-Current Liabilities                                        577,669
                                                                    -----------

Commitments and Contingencies [12]

Stockholders' Equity:
   Preferred Stock-Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued

   Common Stock-Authorized 25,000,000 Shares,
   $.002 Par Value, 5,178,300 Shares Issued and Outstanding              10,357
   Additional Paid-in Capital                                         4,847,405

   Retained Earnings                                                  1,544,425
                                                                    -----------
                                                                      6,402,187
   Less Treasury Stock at cost, 25,800 common shares                    (28,831)
                                                                    -----------

     Total Stockholders' Equity                                       6,373,356
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 8,579,549
                                                                    ===========


See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Years ended
                                                             June 30,
                                                       --------------------
                                                       2000            1999
                                                       ----            ----

Sales                                              $ 17,974,885    $ 12,274,448
Cost of Sales                                        16,687,844      11,655,173
                                                   ------------    ------------
  Gross Profit                                        1,287,041         619,275

Selling and Administrative Expenses                   3,276,435       3,275,723
  Operating [Loss]                                   (1,989,394)     (2,656,448)
                                                   ------------    ------------

Other Income [Expense]:
  Gain on Sale of Equipment                               6,344           1,500
  Interest Expense                                     (119,380)        (63,018)
  Interest Expense-Related Party                        (76,271)        (75,227)
  Interest and Investment Income                         42,603             586
  Administrative Fee Income                              50,000              --
  Gain on Settlement of Lawsuit                       6,143,849              --
                                                   ------------    ------------
Other Income [Expense]-Net                            6,047,145        (136,159)
                                                   ------------    ------------
Income [Loss] Before Income Taxes                     4,057,751      (2,792,607)

Federal and State Income Tax Expense [Benefit]          914,056        (164,174)
                                                   ------------    ------------

  Net Income [Loss]                                $  3,143,695    $ (2,628,433)
                                                   ============    ============

Net Income [Loss] Per
Common Share:

Basic                                              $        .61    $       (.51)
                                                   ============    ============

Diluted                                            $        .60    $       (.51)
                                                   ============    ============

Average Common Shares Outstanding                     5,169,185       5,178,300

Dilutive Potential Common Shares:
Warrants and Options                                     86,738              --
                                                   ------------    ------------

Average Common Shares
Outstanding-assuming dilution                         5,255,923       5,178,300
                                                   ============    ============


See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 2000 AND 1999



                                                                Additional                                                Total
                                  Common Stock       Preferred   Paid-in      Retained      Treasury        Stock     Stockholders'
                             Shares        Par Value   Stock     Capital      Earnings       Shares          Cost         Equity
                             ------        ---------  -----      -------      --------       ------          ----         ------
Balance-
July 1, 1998                 5,178,300   $    10,357   $ --   $ 4,847,405   $ 1,029,163             --   $        --    $ 5,886,925


Net [Loss]                          --            --     --            --    (2,628,433)            --            --     (2,628,433)
                           -----------   -----------   ----   -----------   -----------    -----------   -----------    -----------

Balance-
June 30, 1999                5,178,300        10,357     --     4,847,405    (1,599,270)            --            --      3,258,492

Purchase of
Treasury Stock                      --            --     --            --            --         25,800       (28,831)       (28,831)

Net Income                          --            --     --            --     3,143,695             --            --      3,143,695
                           -----------   -----------   ----   -----------   -----------    -----------   -----------    -----------

Balance-
June 30, 2000                5,178,300   $    10,357   $ --   $ 4,847,405   $ 1,544,425         25,800   $   (28,831)   $ 6,373,356
                           ===========   ===========   ====   ===========   ===========    ===========   ===========    ===========





See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Years ended
                                                                      June 30,
                                                               --------------------
                                                               2000            1999
                                                               ----            ----
Operating Activities:
  Net Income [Loss]                                         $ 3,143,695    $(2,628,433)
                                                            -----------    -----------
  Adjustments  to Reconcile Net Income [Loss] to Net Cash
  Provided By [Used for]
  Operating Activities:
  Depreciation and Amortization                                 339,811        403,198
  Write-off of Goodwill                                              --        275,891
  Amortization of Discount on Note Payable                       38,826         22,727
  Deferred Income Taxes                                         (36,000)      (144,000)
  Bad Debt Expense                                              170,387        336,450

Changes in Assets and Liabilities:
  [Increase] Decrease in:
  Accounts Receivable                                           410,705      1,121,267
  Inventories                                                   241,949         43,183
  Prepaid Expenses and Other Current Assets                     (15,352)        82,569
  Security Deposits and Other Assets                            (22,269)        (3,433)
  Refundable Federal Income Taxes                              (161,707)       (41,645)

Increase [Decrease] in:
  Accounts Payable                                              201,823       (182,231)
  Federal and State Income Taxes Payable                             --        (40,000)
  Accrued Expenses and Other Liabilities                       (213,239)       271,251
                                                            -----------    -----------

  Total Adjustments                                             954,934      2,145,227
                                                            -----------    -----------

Net Cash-Operating Activities                                 4,098,629       (483,206)
                                                            -----------    -----------

Investing Activities:
  Purchase of Property and Equipment                           (168,590)      (290,111)
  Loans to Stockholders                                           1,130         (7,633)
                                                            -----------    -----------

Net Cash-Investing Activities                                  (167,460)      (297,744)
                                                            -----------    -----------

Financing Activities:
  Proceeds from Notes Payable                                   927,504        670,000
  Repayment of Notes Payable                                 (3,305,863)      (546,243)
  Purchase of Treasury Stock                                    (28,831)            --
                                                            -----------    -----------
Net Cash-Financing Activities                                (2,407,190)       123,577
                                                            -----------    -----------

Net Change in Cash and Cash Equivalents                       1,523,979       (657,373)

Cash and Cash Equivalents-Beginning of Year                     299,030        956,403
                                                            -----------    -----------

Cash and Cash Equivalents-End of Year                       $ 1,823,009    $   299,030
                                                            ===========    ===========



See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Years ended
                                                                      June 30,
                                                                -------------------
                                                                2000           1999
                                                                ----           ----
Supplemental Disclosures of Cash Flow Information:

   Cash paid during the years for:
      Interest                                               $  183,075   $   89,000

      Income Taxes                                            1,205,160       62,000

Supplement Schedule of Investing and Financing Activities:

Note payable issued in payment of accounts payable, trade    $1,500,000

Proceeds from lawsuit used in payment of note payable         1,333,333




See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[1] Business

Chem International, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States and Europe.

[2] Liquidity

Although the Company anticipates operating losses during the 2000 fiscal year, the Company believes that the available cash on hand and the operating plan for the fiscal year ended June 30, 2001 will provide sufficient working capital to meet its needs for the current year.

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

Inventories-Inventory is valued by the first-in, first-out method, at the lower of cost or market.

Depreciation- The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                                                  15 Years
Machinery and Equipment                                                  7 Years
Machinery and Equipment Under Capital Leases                             7 Years
Transportation Equipment                                                 5 Years


Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $339,811 and $397,205 for the years ended June 30, 2000 and 1999, respectively. Amortization of equipment under capital leases is included with depreciation expense.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[3] Summary of Significant Accounting Policies [Continued]


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


Advertising- Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $284,888 and $335,232 for the years ended June 30, 2000 and 1999, respectively.


       [4] Inventories

       Raw materials                                          $1,754,690
       Work-in-Process                                           737,024
       Finished Goods                                            744,964
                                                              ----------

             Total                                            $3,236,678
                                                              ==========


       [5] Property and Equipment

       Leasehold Improvements                                 $1,157,960
       Machinery and Equipment                                 2,570,722
       Machinery and Equipment Under Capital Leases              134,061
       Transportation Equipment                                   60,596
                                                              ----------
       Total
                                                               3,923,312
       Less: Accumulated Depreciation and Amortization         2,556,265
                                                              ----------

             Total                                            $1,367,047
                                                              ==========

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[6] Notes Payable

Bio Merieux Vitek, Inc. (a)                        $ 33,995
Medallion Business  Credit, LLC (b)                 540,757
                                                   --------

Totals                                              574,752
Less: Current Portion                                16,223
                                                   --------

   Noncurrent Portion                              $558,529
                                                   ========

(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b) Under the terms of a revolving credit note which expires on November 5, 2001, the Company may borrow up to $1,000,000 at 3% above the prime-lending rate. The loan is collateralized by the inventory, receivables and equipment of Chem International, Inc., and Chem's two operating subsidiaries, Manhattan Drug Company, Inc. and Vitamin Factory, Inc. The note has been guaranteed by the Company's principal stockholder. At June 30, 2000 the interest rate was 12.5%.

The loan agreement with Medallion Business Credit, LLC contains certain financial covenants relating to the maintenance of specified liquidity, the tangible net worth. The Company was in compliance with all of its financial covenants.

The following are maturities of long-term debt for each of the next five years:

June 30,
-------
2001                                               $558,529
2002                                                 16,223
2003                                                     --
2004                                                     --
2005                                                     --
                                                   --------

Totals                                             $574,752
                                                   ========


[7] Capital Lease

The Company acquired capsule equipment and warehouse equipment under the provisions of two long-term leases. The leases expire in March 2001 and March 2003, respectively. The equipment under the capital leases as of June 30, 2000 has a cost of $134,061 and accumulated depreciation of $65,144, with a net book value of $68,917.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at June 30, 2000 are as follows:

Total Minimum Lease Payments                       $ 129,416
Amount Representing Interest                         (76,060)
                                                   ---------

Present Value of Net Minimum Lease Payments           53,356
Current Portion                                      (34,216)
                                                   ---------

Long-Term Capital Lease Obligation                 $  19,140
                                                   =========

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


[8] Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at June 30, 2000 follow:

Current assets and liabilities
Allowance for doubtful account                       $ 116,000
Inventory overhead capitalization                       36,000
Depreciation                                            76,000
Other accruals                                          52,000
                                                     ---------
                                                       280,000
Valuation allowance                                        (--)
                                                     ---------

Net current deferred tax asset (liability)           $ 280,000
                                                     =========


The provision for income taxes consists of the following:


                                                              June 30,
                                                        2000             1999
                                                        ----             ----
Deferred tax (benefit)                               $ (36,000)       $(467,000)
Current tax expense                                    950,056          (20,174)
Net change in valuation allowance                           --          323,000
                                                     ---------        ---------
                                                     $ 914,056        $ 164,174)
                                                     =========        =========

A valuation reserve was established as of June 30, 1999 for those loss carryforwards and deductible temporary differences, which were not presently considered more likely than not to be fully realized.

The statutory income tax rate differs from the effective tax rate used in the financial statements as a result of the permanent differences, change in statutory tax rate and current year net operating losses. A reconciliation of the statutory tax rate to the effective tax rate for the year ended June 30 is as follows:

                                                              2000         1999
                                                              ----         ----
Computed (benefit) provision at the
statutory tax                                                 34%          (15)
State tax rate                                                 6            (8)
Reversal of prior year tax accruals                           (5)            5
Change in valuation allowance                                 (8)           12
Change in estimated tax rate                                  (2)            0
                                                             ---           ---
Effective income tax rate                                     25%           (6)%
                                                             ===           ===

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


[9] Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the years ended June 30, 2000 and 1999 was $53,214 and $56,930, respectively.

[10] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk-Cash- The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2000, the Company's uninsured cash balances totaled approximately $1,714,089.

[B] Concentrations of Credit Risk-Receivables- The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at June 30, 2000 is $290,000.

[11] Major Customer

For the years ended June 30, 2000 and 1999, approximately 51% or $9,200,000 and 55% or $6,700,000 of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the years ended June 30, 2000 and 1999, an aggregate of approximately 24% and 11%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the years ended June 30, 2000 and 1999. Accounts receivable from these customers comprised approximately 44% and 61% of total accounts receivable at June 30, 2000 and 1999, respectively.

[12] Commitments and Contingencies

[A] Leases

Related Party Leases- Certain manufacturing and office facilities are leased from Morristown Holding, Inc., (formerly Gerob Realty Partnership) whose owners are stockholders of the Company. The lease, which expires on December 31, 2000 provides for a minimum annual rental of $60,000, plus payment of all real estate taxes. Rent and real estate tax expense for the years ended June 30, 2000 and 1999 on this lease was approximately $105,000 and $68,000, respectively. Unpaid rent of due to Morristown Holding Company, Inc. and Gerob at June 30, 2000 has been separately disclosed as accrued expenses on the consolidated balance sheet. The balance due was $130,000 as of June 30, 2000.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the years ended June 30, 2000 and 1999 on this lease was approximately $456,000 and $460,000.

Other Lease Commitments- The Company leases warehouse equipment for a five year period providing for an annual rental of $23,114 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2003.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[12] Commitments and Contingencies [Continued]

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                       Related
Year Ending                         Lease          Party Lease
  June 30,                        Commitment        Commitment             Total
  --------                        ----------        ----------             -----
2001                              $   50,569        $  323,559        $  374,128
2002                                  42,533           323,559           366,092
2003                                  15,736           323,559           339,295
2004                                      --           323,559           323,559
2005                                      --           323,559           323,559
Thereafter                                --         3,181,664         3,181,664
                                  ----------        ----------        ----------

Total                             $  108,838        $4,799,459        $4,908,297
                                  ==========        ==========        ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $556,000 and $527,000 for the years ended June 30, 2000 and 1999, respectively. Rent expense is stated net of sublease income of approximately $12,000 and $18,000 for the years ended June 30, 2000 and 1999, respectively.

[B] Employment Agreements- Effective July 1, 1999, the Company entered into three year employment agreements with its four executive officers which provide for aggregate annual salaries of $495,000 for the years ending June 30, 2001 and 2002, respectively. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.


[C] Litigation- The Company is unable to predict its ultimate financial exposure with respect to its prior sale of certain products which may have contained allegedly contaminated Tryptophan which is the subject of numerous lawsuits against unrelated manufacturers, distributors, suppliers, importers and retailers of that product. However, management does not presently believe the outcome of these actions will have a material adverse effect on the Company.

[D] Consulting Agreements- The Company entered into a consulting agreement with a financial advisory group ["Consultants"] commencing on March 20, 1998 until February 28, 1999. The Company paid $2,500 for services rendered at the end of each month that services are provided during the term of this agreement. In addition, the Company has issued to the Consultants three options for 45,000 shares of common stock. Each option is exercisable for 15,000 shares at exercise prices of $1.125, $2.50 and $4.00, respectively. These options are exercisable until March 20, 2003.

[E] Development and Supply Agreement- On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2000.

[F] Manufacturing Agreement- On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC, a company that supplies Zepter International, a world-wide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[13] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's Chairman of the Board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the years ended June 30, 2000 and 1999 was $13,200 for each year.

[14] Equity Transactions

[A] Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 3,000,000 shares of common stock, at the discretion of the Board of Directors. Stock option grants are limited to a total of 1,500,000 shares for "incentive stock options" and 1,500,000 shares for "non-statutory options" and may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms..

During the year ended June 30, 2000 the Company issued to its employees 840,000 stock options at an exercise price equal to the market price ($.50) on the date of grant and 750,000 stock options at an exercise price equal to 110% of the market price ($.55). No dividends are expected to be paid during the life of the options.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee's stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30:

                                       2000             1999
                                       ----             ----
Risk-free interest rate                 6.6%             6.0%
Expected volatility                   104.1%           167.0%
Dividend yield                         --               --
Expected life                      7.6 years        7.0 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's life. The Company's pro forma information follows:

                                                           2000             1999
                                                           ----             ----

Pro forma net income, (loss)                 $        2,545,855   $  (2,993,088)
                                             ==================   =============

Pro forma net income, (loss) per share
Basic                                        $             0.49   $       (0.58)
                                             ==================   =============
Diluted                                      $             0.48   $       (0.58)
                                             ==================   =============

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[14] Equity Transactions [Continued]

There was no compensation expense recorded from stock options for the years ended June 30, 2000 and 1999. A summary of the Company's stock option activity, and related information for the years ended June 30, follows:


                                     Weighted Average           Weighted Average
                                         Exercise    Number of      Exercise
                             Options       Price     Exercisable     Price
                             -------       -----     -----------     -----
Outstanding
June 30, 1998                     644,571        $3.45       644,571       $3.45

Granted                           320,604         1.53
Exercised                              --           --
Terminated                        (25,000)        3.50
                                                                           -----

Outstanding                       940,175         2.82       940,175        2.82
June 30, 1999

Granted                         1,590,000         0.52
Exercised                              --           --
Terminated                        (15,000)        3.50
                                  -------

Outstanding
June 30, 2000                   2,515,175         1.36       925,175        2.82
                                =========


Weighted-average fair
value of options granted
during the year                                   2000       1999
                                                  ----       ----

Where exercise price                              0.50       1.50
equals stock price

Where exercise price                              0.55       1.65
exceeds stock price

Where stock price                                   --         --
exceeds exercise price

Following is a summary of the status of stock options outstanding at June 30, 2000:



                           Outstanding Options                      Exercisable Options
                           -------------------                      -------------------
                               Weighted
                                Average          Weighted                      Weighted
   Exercise                    Remaining          Average                      Average
  Price Range     Number    Contractual Life   Exercise Price    Number      Exercise Price
-------------     ------    ----------------   --------------    ------    ----------------
$  .50 -  .55   1,590,000                 8.9           0.52           0                 0
$ 1.50 - 1.65     320,604                 7.2           1.53     320,604              1.53
$ 3.50 - 3.85     604,571                 6.2           3.52     604,571              3.52
------   ----     -------                 ---           ----     -------              ----

$ 0.50 - 3.85   2,515,175                 7.6           1.36     925,175              2.82



There were no warrants exercised for the fiscal years ended June 30, 2000 and 1999.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[B] Consultant Agreement/Stock Options- In connection with a consulting agreement dated March 20, 1998, the Company has issued three options for 45,000 shares of common stock [See Note 12E]. Each option is exercisable for 15,000 shares at exercise price of $1.125, $2.50 and $4.00, respectively. These options are exercisable until five years following the date of this agreement.

[C] Related Party Promissory Note- On March 12, 1998, the Company negotiated a three year promissory note for $750,000 with its Chairman and then President. The note was repaid in January 2000. As consideration for the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003.

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


[16] Subsequent Events

On July 1, 2000 the Company changed the name of its inactive subsidiary Manhattan International, Inc. to Integrated Health Ideas, Inc. and acquired the business of I.D.E.A.S, Inc., a leading value-added solid dosage product development and technical services organization. As consideration of the acquisition the Company has agreed to issue 200,000 options on its common stock exercisable at $1.00 per share to the owners of I.D.E.A.S

On July 18, 2000 the Company signed a consulting agreement with a financial public relations firm to provide financial communications and investor relations. The agreement is for a 12-month period and provides for a yearly retainer of $54,000. In addition the Company has agreed to issue 75,000 options on its common stock exercisable at $1.10 per share and 75,000 options exercisable at $1.75 per share. Should the Company choose not to renew the consulting agreement the consultants have agreed to give back 50,000 of the $1.75 options. The options are exercisable for five years from the date the agreement was signed.

On August 30, 2000 the Company acquired the manufacturing facility that it had been leasing from Morristown Holding, Inc. The company issued 1,050,420 shares of its common stock in exchange for the property.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CHEM INTERNATIONAL, INC. AND SUBSIDIARIES


Date:    September 22, 2000       By:/s/ Seymour Flug
                                     -------------------------------
                                         Seymour Flug,
                                         President and Chief Executive Officer


Date:    September 22, 2000       By:/s/ Eric Friedman
                                     --------------------------------
                                         Eric Friedman,
                                         Chief Financial Officer