Form 10QSB
period 2000-09-30
CHEM INTERNATIONAL INC
filed 2000-11-14
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                     ------


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended September 30, 2000        Commission File Number 000-28876

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

                                 Yes _X_  No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                 Outstanding as of October 27, 2000
Common Stock, Par Value                                   6,228,720

CHEM INTERNATIONAL, INC.

INDEX


Part I: Financial Information

Item 1: Consolidated Financial Statements

        Consolidated Balance Sheet as of September 30, 2000 [Unaudited] ....................................... 1 - 2

        Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 [Unaudited] ......................................................... 3

        Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2000 [Unaudited] .................................................................. 4

        Consolidated Statements of Cash Flows for three months ended
        September 30, 2000 and 1999 [Unaudited] ............................................................... 5-6

        Notes to Consolidated Financial Statements [Unaudited] ................................................ 7-12

Item 2: Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................................................ 13-14

Part II: Other Information .................................................................................... 15

Signature ..................................................................................................... 16


                                 . . . . . . . .

CHEM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                              $  730,003
   Accounts Receivable - Net                               1,411,724
   Deferred Income Taxes                                     320,000
   Inventories                                             4,078,726
   Prepaid Expenses and Other Current Assets                 136,244
   Refundable Federal Income Taxes                           376,352
                                                          ----------

   Total Current Assets                                    7,053,049
                                                          ----------

Property and Equipment - Net                               2,574,313
                                                          ----------

Other Assets:
   Security Deposits and Other Assets                        120,885
                                                          ----------

   Total Assets                                           $9,748,247
                                                          ==========


See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                 $ 1,061,762
   Notes Payable                                                      1,013,850
   Accrued Expenses and Other Current Liabilities                       165,252
   Accrued Expenses - Related Party                                     135,000
   Capital Lease Obligation                                              30,797
                                                                    -----------

   Total Current Liabilities                                          2,406,661
                                                                    -----------

Non-Current Liabilities:
   Notes Payable                                                         11,497
   Capital Lease Obligation                                              33,619
                                                                    -----------

   Total Non-Current Liabilities                                         45,116
                                                                    -----------
Commitments and Contingencies [10]                                         --
                                                                    -----------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
     $ .002 Par Value, No Shares Issued                                    --

   Common Stock - Authorized 25,000,000 Shares,
     $ .002 Par Value, 6,228,720 Shares Issued and Outstanding           12,457

   Additional Paid-in Capital                                         6,095,305

   Retained Earnings                                                  1,217,539
                                                                    -----------
                                                                      7,325,301
   Less Treasury Stock at cost, 25,800 shares                           (28,831)
                                                                    -----------

   Total Stockholders' Equity                                         7,296,470
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 9,748,247
                                                                    ===========


See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                        Three months ended
                                                        ------------------
                                                           September 30,
                                                           -------------

                                                       2000             1999
                                                       ----             ----

Sales                                              $ 2,428,460      $ 3,432,123

Cost of Sales                                        2,225,651        3,016,468
                                                   -----------      -----------

Gross Profit                                           202,809          415,655

Selling and Administrative Expenses                    722,620          740,766
                                                   -----------      -----------

Operating [Loss]                                      (519,811)        (325,111)
                                                   -----------      -----------

Other Income [Expense]:
Interest Expense-Related Party                            --            (18,807)
Interest Expense                                       (20,192)         (17,300)
Interest and Investment Income                          16,237              130
                                                   -----------      -----------



Total Other [Expense]                                   (3,955)         (35,977)
                                                   -----------      -----------

[Loss] Before Income Taxes                            (523,766)        (361,088)

Federal and State Income Tax [Benefit]                (196,880)         (20,446)
                                                   -----------      -----------

Net [Loss]                                         $  (326,886)     $  (340,642)
                                                   ===========      ===========

Net [Loss] Per Common  Share
Basic and Diluted                                  $      (.06)     $      (.07)
                                                   ===========      ===========

Average Common Shares Outstanding                    5,178,300        5,178,300
                                                   ===========      ===========


See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2000
[UNAUDITED]
--------------------------------------------------------------------------------

                                                             Additional                                                    Total
                             Common Stock       Preferred       Paid-in      Retained          Treasury Stock      Stockholders'
                             ------------       ---------       -------      --------          --------------      -------------
                          Shares     Par Value      Stock       Capital      Earnings        Shares        Cost           Equity
                          ------     ---------      -----       -------      --------        ------        ----           ------

Balance-
July 1, 2000           5,178,300   $    10,357   $     --   $ 4,847,405   $ 1,544,425        25,800   $ (28,831)     $ 6.373,356


Common Stock
Issued for
Purchase of Land
and Building           1,050,420         2,100         --     1,247,900            --            --          --        1,250,000


Net [Loss]
for  the three
months ended
September 30,2000             --            --         --            --      (326,886)           --          --         (326,886)
                     -----------   -----------   --------   -----------   -----------      --------   ---------      -----------


Balance-
September 30, 2000     6,228,720   $    12,457   $     --   $ 6,095,305   $ 1,217,539        25,800   $ (28,831)     $ 7,296,470
                     ===========   ===========   ========   ===========   ===========      ========   =========      ===========



See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                  Three months ended
                                                                  ------------------
                                                                     September 30,
                                                                     -------------
                                                                   2000            1999
                                                                   ----            ----
Operating Activities:
  Net [Loss]                                                $  (326,886)    $  (340,642)
                                                            -----------     -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
    [Used for] Operating Activities:
    Depreciation and Amortization                                75,069          78,995
    Amortization of Discount on Note Payable                         --           5,682
    Deferred Income Taxes                                       (40,000)        (18,000)
    Bad Debt Expense                                              9,000           6,000
  Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                           1,404         705,159
    Inventories                                                (842,048)        265,887
    Refundable Federal Income Taxes                            (160,000)         (6,321)
    Prepaid Expenses and Other Current Assets                   (26,104)        (63,153)
    Security Deposits and Other Assets                            3,310          (8,475)
  [Decrease] Increase in:
    Accounts Payable                                           (294,872)       (696,863)
    Federal and State Income Taxes Payable                           --              --
    Accrued Expenses and Other Liabilities                       78,801          57,362
                                                            -----------     -----------
Total Adjustments                                            (1,195,440)        326,273
                                                            -----------     -----------
Net Cash - Operating Activities                              (1,522,326)        (14,369)
                                                            -----------     -----------

Investing Activities:
  Purchase of Property and Equipment                            (32,335)         (9,292)
                                                            -----------     -----------
Net Cash-Investing Activities                                   (32,335)         (9,292)
                                                            -----------     -----------

Financing Activities:
  Proceeds from Notes Payable                                   477,373              --
  Repayment of Notes Payable                                    (15,718)        (20,067)
                                                            -----------     -----------
Net Cash-Financing Activities                                   461,655         (20,067)
                                                            -----------     -----------

Net Increase/[Decrease] in Cash and Cash Equivalents         (1,093,006)        (43,728)
 Cash and Cash Equivalents - Beginning of Periods             1,823,009         299,030
                                                            -----------     -----------
Cash and Cash Equivalents - End of Periods                  $   730,003     $   255,302
                                                            ===========     ===========


See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]


                                                          Three months ended
                                                          ------------------
                                                             September 30,
                                                             -------------
                                                           2000        1999
                                                           ----        ----
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                               $16,180     $17,300
   Income Taxes                                           $ 2,080     $ 3,080


See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1]  Business

Chem International, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its manufacturing customers are located primarily throughout the United States and Europe.

[2]  Liquidity

The Company anticipates operating losses during the 2001 fiscal year. The Company currently has purchases orders of approximately $2.2 million dollars on hand for shipment in the second and third quarters of fiscal 2001. The Company believes that anticipated sales coupled with the purchase orders and the remaining balance available under the revolving line of credit will meet cash needs for operations.

[3]  Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Inventories - Inventory is valued by the first-in, first-out method, at the lower of cost or market.

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Leasehold Improvements                                    15 Years
Machinery and Equipment                                    7 Years
Machinery and Equipment Under Capital Leases               7 Years
Transportation Equipment                                   5 Years

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $75,069 and $78,995 for the three months ended September 30, 2000 and 1999, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $39,177 and $37,376 for the three months ended September 30, 2000 and 1999 respectively.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[4]  Inventories

Inventories consist of the following at September 30, 2000:

Raw Materials                                                         $2,554,335
Work-in-Process                                                          821,631
Finished Goods                                                           702,760
                                                                      ----------

Total                                                                 $4,078,726
                                                                      ==========


[5]  Property and Equipment

Property and equipment comprise the following at September 30, 2000:

Land and Building                                                     $1,250,000
Leasehold Improvements                                                 1,157,960
Machinery and Equipment                                                2,580,557
Machinery and Equipment Under Capital Leases                             156,561
Transportation Equipment                                                  60,569
                                                                      ----------
Total                                                                  5,205,647
Less: Accumulated Depreciation and Amortization                        2,631,334
                                                                      ----------

Total                                                                 $2,574,313
                                                                      ==========

[6]  Notes Payable

Notes Payable:
    Bio Merieux Vitek, Inc. (a)                                       $   29,717
    Medallion Business Credit, LLC (b                                    558,215
    Summit Business Capital Corp. (c)                                    437,415
                                                                      ----------

   Totals                                                              1,025,347
   Less: Current Portion                                               1,013,850
                                                                      ----------

Non-current Portion                                                   $   11,497
                                                                      ==========

(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b) Under the terms of a revolving credit note which expires on November 5, 2001, the Company may borrow up to $1,000,000 at 3% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Chem International, Inc., and Chem's two operating subsidiaries, Manhattan Drug Company, Inc. and Vitamin Factory, Inc. The note has been guaranteed by the Company's principal stockholder. At September 30, 2000 the interest rate was 12.5%.

     The loan agreement with Medallion Business Credit, LLC contains certain financial covenants relating to the maintenance of specified liquidity, and tangible net worth. At September 30, 2000 the Company was in compliance with its tangible net worth and working capital covenants.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[6]  Notes Payable (Continued)

(c) Non-Interest bearing Promissory Note dated August 30, 2000 providing for ten consecutive monthly installments for the purchase of inventory.

The following are maturities of long-term debt for each of the next five years:


September 30,
   2001                                                               $1,013,850
   2002                                                                   11,497
   2003                                                                       --
   2004                                                                       --
   2005                                                                       --
                                                                      ----------

Totals                                                                $1,025,347
                                                                      ==========


[7] Capital Lease

The Company acquired capsule, warehouse, and office equipment under the provisions of three long-term leases. The leases expire in March 2001, March 2003, and July 2003, respectively. The equipment under the capital leases as of September 30, 2000 had a cost of $156,561 accumulated depreciation of $71,405 with a net book value of $85,156.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at September 30, 2000 are as follows:

Total Minimum Lease Payments                                          $ 151,916
Amount Representing Interest                                            (87,500)
                                                                      ---------

Present Value of Net Minimum Lease Payment                               64,416
Current Portion                                                         (30,797)
                                                                      ---------

   Long-Term Capital Lease Obligation                                 $  33,619
                                                                      =========


[8]  Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2000 the Company's uninsured cash balances totaled approximately $725,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at September 30, 2000 is $299,000.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[9]  Major Customer

For the three months ended September 30, 2000 and 1999, approximately 41% and 61% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. No other customers accounted for more than 10% of consolidated sales for the three months ended September 30, 2000 and 1999. Accounts receivable from these customers comprised approximately 46% and 47% of total accounts receivable at September 30, 2000 and 1999, respectively.

[10] Commitments and Contingencies

[A]  Leases

Related Party Leases - Certain manufacturing and office facilities were leased from Morristown Holding, Inc. (formerly Gerob Realty Partnership) whose owners are stockholders of the Company. The lease, which expires on December 31, 2000, provides for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the three months ended September 30, 2000 and 1999 on this lease was approximately $20,000 and $41,000, respectively. Unpaid rent of $135,000 due to Morristown Holding Company, Inc. September 30, 2000 has been separately disclosed as accrued expenses on the consolidated balance sheet. On August 30, 2000 the Company acquired the manufacturing and office facility. The Company issued 1,050,420 shares of its common stock in exchange for the property.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the three months ended September 30, 2000 and 1999 on this lease was approximately $108,000 and $116,000 respectively.

Other Lease Commitments - The Company leases warehouse equipment for a five year period providing for an annual rental of $15,847 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2003.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                            Related
                                            -------
                          Lease            Party Lease
                          -----            -----------
September 30,            Commitment        Commitment           Total
-------------            ----------        -----------          -----
  2001                   $   70,015        $  323,559        $  393,574
  2002                       47,330           323,559           370,889
  2003                       19,541           323,559           343,100
  2004                           --           323,559           323,559
  2005                           --           323,559           323,559
  Thereafter                     --         3,100,775         3,100,775
                         ----------        ----------        ----------
  Total                  $  136,886        $4,718,570        $4,855,456
                         ==========        ==========        ==========


Total rent expense, including real estate taxes and maintenance charges, was approximately $128,00 and $141,000 for the three months ended September 30, 2000 and 1999, respectively. Rent expense is stated net of sublease income of approximately $1,050 and $1,300 for the three months ended September 30, 2000 and 1999, respectively.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[10] Commitments and Contingencies (Continued)

[B] Employment Agreements - Effective July 1, 1999, the Company entered into three year employment agreements with its four executive officers which provide for aggregate annual salaries of $495,000 for the years ending June 30, 2001 and 2002, respectively. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of September 30, 2000.

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

[G] Consulting Agreements- The Company entered into a consulting agreement with a financial public relations firm to provide financial communications and investor relations. The agreement is for a 12-month period and provides for a yearly retainer of $54,000. In addition the Company has issued to the consultants options to purchase 75,000 shares of its common stock at an exercise price of $1.10 and 75,000 shares at an exercise price of $1.75.

[11] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's chairman of the board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three months ended September 30, 2000 and 1999, by the Company was $6,600 and $6,600, respectively.

[12] Fair Value of Financial Instruments

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]

[13] New Accounting Pronouncements

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

[14] Equity Transactions

[A] Purchase of Manufacturing Facility-On August 30, 2000 the Company issued to Morristown Holding Company 1,050,420 shares of its common stock in exchange for the manufacturing and office facility it had been renting [See Note 10A].

[B] Consultant Agreement/Stock Options-In connection with a consulting agreement dated July 18, 2000 the Company has issued 75,000 options on its common stock exercisable at $1.10 per share and 75,000 options exercisable at $1.75 per share [ See Note 9G]. Should the Company not choose to renew the consulting agreement the consultants have agreed to give back 50,000 of the $1.75 options. The options are exercisable for five years from the date the agreement was signed.

[C] Incentive Stock Options-On July 1, 2000 the Company granted 200,000 incentive stock options for a term of ten years to its employees at the exercise price of $1.00 per share.

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Three months ended September 30, 2000 Compared to three months ended September 30, 1999

Results of Operations

The Company's net losses for the three months ended September 30, 2000 and 1999 were $(326,886) and $(340,642). This decrease in net loss of approximately $14,000 is primarily the result of a $200,000 increase in operating loss resulting from a corresponding decrease in gross profit of approximately $200,000 and an approximate $186,000 increase in federal income tax benefits. The decrease in gross profit is due to decreased sales.

Sales for the three months ended September 30, 2000 and 1999 were $2,428,460 and $3,432,123, respectively, a decrease of approximately $1,000,000 or 29%. For the three months ended September 30, 2000 the Company had sales to one customer, who accounted for 41% of net sales in 2000 and 61% in 1999. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the three months ended September 30, 2000 totaled $136,868 as compared to $176,411 for the three months ended September 30, 2000, a decrease of 22%. The Company has been experiencing a decline in mail order sales due to increased competition.

Sales under the Roche Vitamins, Inc. distribution agreement were $532,625 for the three months ended September 30, 2000 as compared to $587,511 for the three months ended September 30, 1999, a decrease of $54,886 or 9%.

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the month ended September 30, 2000 totaled $457,398.

Cost of sales decreased to $2,225,651 for the three months ended September 30, 2000 as compared to $3,016,468 for the three months ended September 30, 1999. Cost of sales increased as a percentage of sales to 92% for the three months ended September 30, 2000 from 88% for the three months ended September 30, 1999. The increase in cost of sales is due to manufacturing inefficiencies and lower margin sales.

Selling and administrative expenses for the three months ended September 30, 2000 were $722,620 versus $740,766 for the same period a year ago. The decrease of $18,146 was primarily attributable to a decrease in officers salaries of $28,029, a decrease in consulting fees of $101,787, an increase in travel and entertainment of $33,569 and an increase in office salaries of $35,493 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income [expense] was $(3,955) for the three months ended September 30, 2000 as compared to $(35,977) for the three months ended September 30, 1999. The decrease of $32,022 is the result of a decrease in interest expense of $15,915 and an increase in interest and investment income of $16,107.

Liquidity and Capital Resources

At September 30, 2000 the Company's working capital was $4,646,388, a decrease of $813,395 over working capital at June 30, 2000. Cash and cash equivalents were $730,003 at September 30, 2000, a decrease of $1,093,006 from June 30, 2000. The Company utilized $1,522,326 and $14,369 for operations for the three months ended September 30, 2000 and 1999, respectively.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued

The primary reasons for the increase in cash utilized for operations for the three months ended September 30, 2000 are an increase in inventories of approximately $842,000 and an increase in accounts payable of approximately $295,000. The Company currently has purchase orders of approximately $2.2 million dollars on hand for shipment in the second and third quarters of fiscal 2001. The Company believes that anticipated sales coupled with the purchase orders and the remaining balance available under the revolving line of credit will meet the cash needs for operations.

The Company utilized $29,025 and $12,119 in investing activities for the three months ended September 30, 2000 and 1999, respectively. The Company generated net cash of $461,655 and utilized $20,067 from debt financing activities for the three months ended September 30, 2000 and 1999, respectively.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at 3.0% above the prime interest rate and expires on November 5, 2001. At September 30, 2000 the balance due under the revolving line of credit was $558,215.

The Company's total annual commitment at September 30, 2000 for the next five years of $1,754,681 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

Effective July 1, 1999, the Company entered into three year employment agreements with four executive officers which provide for aggregate annual salaries of $495,000 for the year sending June 30, 2001 and 2002.

Part II: Other Information

CHEM INTERNATIONAL, INC.

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


                              CHEM INTERNATIONAL, INC.

Date: November 8, 2000             By:/s/ Seymour Flug
                                      ----------------------------------------
                                      Seymour Flug,
                                      President and Chief Executive Officer

Date: November 8, 2000             By:/s/ Eric Friedman
                                      ----------------------------------------
                                      Eric Friedman,
                                      Chief Financial Officer