Form 10QSB
period 2000-12-31
CHEM INTERNATIONAL INC
filed 2001-02-13
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549
                                     ------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended  December 31, 2000     Commission  File  Number  000-28876

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

                              Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding as of January 26, 2001
-----------------------                 ----------------------------------

Common Stock, Par Value                              6,228,720

CHEM INTERNATIONAL, INC.
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

Part I: Financial Information

Item 1: Consolidated Financial Statements

     Independent Auditor's Review Report ............................... 1

     Consolidated  Balance  Sheet as of  December  31,  2000
     [Unaudited] ........................................................2...  3

     Consolidated Statements of Operations for the three and
     six months ended December 31, 2000 and 1999 [Unaudited] ............4

     Consolidated  Statement of Stockholders' Equity for the
     six months ended December 31, 2000 [Unaudited] .....................5

     Consolidated  Statements  of Cash  Flows for six months
     ended December 31, 2000 and 1999 [Unaudited] .......................6...  7

     Notes to Consolidated Financial Statements [Unaudited] .............8... 13

Item 2:  Management's  Discussion  and Analysis of Financial
         Condition and Results of Operations ............................14...16

Part II: Other Information ..............................................17

Signature ...............................................................18


                                   ..........

                     Independent Accountants' Review Report

We have reviewed the accompanying condensed consolidated balance sheet of Chem International, Inc. and Subsidiaries as of December 31, 2000, and the related condensed consolidated statements of operations and cash flows for the six months ended December 31, 2000. These condensed consolidated financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying accepted accounting principles.

                               /s/ Amper, Politziner & Mattia P.A.

February 9, 2001

CHEM INTERNATIONAL, INC.
------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
  Cash and Cash Equivalents                                          $   420,901
  Accounts Receivable - Net
                                                                       1,655,828
  Deferred Income Taxes                                                  275,000
  Inventories                                                          4,311,539
  Prepaid Expenses and Other Current Assets                              210,632
  Refundable Federal Income Taxes                                        632,352
                                                                     -----------
   Total Current Assets                                                7,506,252
                                                                     -----------
Property and Equipment - Net                                           2,501,511
                                                                     -----------
Other Assets:
   Security Deposits and Other Assets                                    126,762
                                                                     -----------
   Total Assets                                                      $10,134,525
                                                                     ===========

See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.
------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                $  2,054,150
   Notes Payable                                                        892,077
   Accrued Expenses and Other Current Liabilities                       312,584
   Accrued Expenses - Related Party                                     135,000
   Capital Lease Obligation                                              24,553
                                                                   ------------
   Total Current Liabilities                                          3,418,364
                                                                   ------------
Non-Current Liabilities:
   Notes Payable                                                          9,895
   Capital Lease Obligation                                              30,392
                                                                   ------------
   Total Non-Current Liabilities                                         40,287
                                                                   ------------
Commitments and Contingencies [10]                                           --
                                                                   ------------
Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
     $ .002 Par Value, No Shares Issued                                      --

   Common Stock - Authorized 25,000,000 Shares,
     $ .002 Par Value, 6,228,720 Shares Issued and Outstanding           12,457
   Additional Paid-in Capital                                         6,095,305

   Retained Earnings                                                    596,943
                                                                   ------------
                                                                      6,704,705
   Less Treasury Stock at cost, 25,800 shares                           (28,831)
                                                                   ------------
   Total Stockholders' Equity                                         6,675,874
                                                                   ------------
   Total Liabilities and Stockholders' Equity                      $ 10,134,525
                                                                   ============

See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.
------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                          Three months ended          Six months ended
                                          ------------------          ----------------
                                            December 31,                December 31,
                                            ------------                ------------

                                       2000            1999           2000          1999
                                       ----            ----           ----          ----
Sales                               $ 3,063,629    $ 4,941,907    $ 5,492,089    $ 8,374,030

Cost of Sales                         2,906,997      4,164,588      5,132,648      7,181,056
                                    -----------    -----------    -----------    -----------

Gross Profit                            156,632        777,319        359,441      1,192,974

Selling and Administrative
Expenses                              1,010,216        766,798      1,732,836      1,507,564
                                    -----------    -----------    -----------    -----------

Operating Income/[Loss]                (853,584)        10,521     (1,373,395)      (314,590)
                                    -----------    -----------    -----------    -----------

Other Income [Expense]:
Administrative Fee Income                50,000             --         50,000             --
Interest Expense-Related Party               --        (18,807)            --        (37,614)
Interest Expense                        (28,055)       (54,342)       (48,247)       (71,642)
Interest and Investment Income            2,208          1,621         18,445          1,751
                                    -----------    -----------    -----------    -----------

Total Other Income[Expense]              24,153        (71,528)        20,198       (107,505)
                                    -----------    -----------    -----------    -----------

[Loss] Before Income Taxes             (829,431)       (61,007)    (1,353,197)      (422,095)

Federal and State Income Tax
Expense [Benefit]                      (208,835)        34,580       (405,715)        14,134
                                    -----------    -----------    -----------    -----------

Net [Loss]                          $  (620,596)   $   (95,587)   $  (947,482)   $  (436,229)
                                    ===========    ===========    ===========    ===========

Net [Loss] Per Common  Share
Basic and Diluted                   $      (.11)   $      (.02)   $      (.17)   $      (.08)
                                    ===========    ===========    ===========    ===========


Average Common Shares Outstanding     6,228,720      5,178,300      5,703,510      5,178,300
                                    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.
------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
ENDED DECEMBER 31, 2000
[UNAUDITED]
--------------------------------------------------------------------------------

                                                     Additional                                              Total
                                                     ----------                                              -----
                         Common Stock     Preferred     Paid-in      Retained      Treasury Stock    Stockholders'
                         ------------     ---------     -------      --------      --------------    -------------
                     Shares     Par Value     Stock     Capital      Earnings      Shares    Cost           Equity
                     ------     ---------     -----     -------      --------      ------    ----           ------
Balance-
July 1, 2000         5,178,300  $ 10,357    $ --    $ 4,847,405    $ 1,544,425    25,800  $(28,831)  $ 6,373,356

Common Stock
Issued for
Purchase of Land
and Building         1,050,420     2,100      --      1,247,900             --        --        --     1,250,000

Net [Loss]
for  the six
months ended
December 31 ,2000           --        --      --             --       (947,482)       --        --      (947,482)
                   -----------  --------    ----    -----------    -----------   -------  --------   -----------

Balance-
December 31, 2000    6,228,720  $ 12,457    $ --    $ 6,095,305    $   596,943    25,800  $(28,831)  $ 6,675,874
                   ===========  ========    ====    ===========    ===========   =======  ========   ===========

See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.
------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                           Six months ended
                                                           ----------------
                                                             December 31,
                                                             ------------
                                                          2000         1999
                                                          ----         ----
Operating Activities:
  Net [Loss]                                          $  (947,482)  $  (436,229)
                                                      -----------   -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   [Used for] Operating Activities:
   Depreciation and Amortization                          169,503       161,682
   Amortization of Discount on Note Payable                    --        11,364
   Deferred Income Taxes                                    5,000        13,000
   Bad Debt Expense                                        18,000        25,184
  Changes in Assets and Liabilities:
 [Increase] Decrease in:
   Accounts Receivable                                   (251,700)     (748,624)
   Inventories                                         (1,074,861)   (1,324,905)
   Refundable Federal Income Taxes                       (416,000)       (6,321)
   Prepaid Expenses and Other Current Assets             (100,492)     (105,601)
   Security Deposits and Other Assets                      (2,567)       (4,731)
 [Decrease] Increase in:
   Accounts Payable                                       697,516     2,626,441
   Federal and State Income Taxes Payable                      --            --
   Accrued Expenses and Other Liabilities                 226,133        59,262
                                                      -----------   -----------
Total Adjustments                                        (729,468)      706,751
                                                      -----------   -----------
Net Cash - Operating Activities                        (1,676,950)      270,522
                                                      -----------   -----------
Investing Activities:
  Purchase of Property and Equipment                      (53,967)      (63,677)
                                                      -----------   -----------
Net Cash-Investing Activities                             (53,967)      (63,677)
                                                      -----------   -----------
Financing Activities:
  Proceeds from Notes Payable                             494,932       853,776
  Repayment of Notes Payable                             (166,123)     (831,545)
                                                      -----------   -----------
Net Cash-Financing Activities                             328,809        22,231
                                                      -----------   -----------

Net Increase/[Decrease] in Cash and Cash Equivalents   (1,402,108)      229,076
 Cash and Cash Equivalents - Beginning of Periods       1,823,009       299,030
                                                      -----------   -----------
Cash and Cash Equivalents - End of Periods            $   420,901   $   528,106
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.
------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                           Six months ended
                                                           ----------------
                                                             December 31,
                                                             ------------
                                                           2000        1999
                                                           ----        ----

 Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
 Interest                                                $48,247     $93,012
 Income Taxes                                            $ 4,800     $ 5,160

See accompanying notes to consolidated financial statements.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Business

Effective January 5, 2001 the Company amended its corporate charter and changed its name to "Integrated Health Technologies, Inc. and began trading using the NASDAQ symbol IHTC for its common stock and the symbol IHTCW for its Class A redeemable warrants.

Chem International, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its manufacturing customers are located primarily throughout the United States and Europe.

[2] Liquidity

The Company anticipates operating losses during the 2001 fiscal year. The Company currently has purchases orders of approximately $2 million dollars on hand for shipment in the third quarter of fiscal 2001. The Company believes that anticipated sales coupled with the purchase orders and the remaining balances available under the revolving lines of credit will meet cash needs for operations.

[3] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Inter-company transactions and balances have been eliminated in consolidation.

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001.

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

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Buildings and Leasehold Improvements                   15 Years
Machinery and Equipment                                 7 Years
Machinery and Equipment Under Capital Leases            7 Years
Transportation Equipment                                5 Years

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $169,503 and $161,682 for the six months ended December 31, 2000 and 1999, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[3] Summary of Significant Accounting Policies (Continued)

Revenue Recognition - The Company recognizes manufacturing revenue upon shipment of the product and service revenue when services are rendered.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $65,999 and $52,278 for the six months ended December 31, 2000 and 1999 respectively.

[4] Inventories

Inventories consist of the following at December 31, 2000:

Raw Materials                                                         $2,481,019
Work-in-Process                                                        1,189,030
Finished Goods                                                           641,490
                                                                      ----------

Total                                                                 $4,311,539
                                                                      ==========

[5] Property and Equipment

Property and equipment comprise the following at December 31, 2000:

Land and Building                                                     $1,250,000
Leasehold Improvements                                                 1,157,960
Machinery and Equipment                                                2,602,189
Machinery and Equipment Under Capital Leases                             156,561
Transportation Equipment                                                  60,569
                                                                      ----------
Total                                                                  5,227,279
Less: Accumulated Depreciation and Amortization                        2,725,768
                                                                      ----------

Total                                                                 $2,501,511
                                                                      ==========

[6] Notes Payable

Notes Payable:
   Bio Merieux Vitek, Inc. (a)                                        $   28,267
   Medallion Business Credit, LLC (b)                                    598,610
   Summit Business Capital Corp. (c)                                     265,331
   Merchant Financial Corporation (d)                                      9,764
                                                                      ----------

  Totals                                                                 901,972
  Less: Current Portion                                                  892,077
                                                                      ----------

Non-current Portion                                                   $    9,895
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

     Inc., and Chem's two operating subsidiaries, Manhattan Drug Company, Inc. and Vitamin Factory, Inc. The note has been guaranteed by the Company's principal stockholder. At December 31, 2000 the interest rate was 12.5%.

(c) Non-Interest bearing Promissory Note dated August 30, 2000 providing for ten consecutive monthly installments for the purchase of inventory.

(d) Under the terms of a revolving credit note which expires on December 21, 2002, the Company may borrow up to $1,000,000 at 4% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of IHT Health Products, Inc. a subsidiary of Chem International, Inc. The note has been guaranteed by the Company's principal stockholder and by the Corporate Guarantee of Chem International, Inc. At December 31, 2000 the interest rate was 13.5%.

The loan agreements with Medallion Business Credit, LLC and Merchant Financial Corporation contain certain financial covenants relating to the maintenance of specified liquidity, and tangible net worth. At December 31, 2000 the Company was in compliance with its tangible net worth and working capital covenants.

The following are maturities of long-term debt for each of the next five years:

December 31,
------------
   2001                                      $892,077
   2002                                         9,895
   2003                                            --
   2004                                            --
   2005                                            --
                                             --------

Totals                                       $901,972
                                             ========

[7] Capital Lease

The Company acquired capsule, warehouse, and office equipment under the provisions of three long-term leases. The leases expire in March 2001, March 2003, and July 2003, respectively. The equipment under the capital leases as of December 31, 2000 had a cost of $156,561 accumulated depreciation of $76,327 with a net book value of $80,234.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at December 31, 2000 are as follows:

Total Minimum Lease Payments                $ 151,916
Amount Representing Interest                  (96,971)
                                            ---------

Present Value of Net Minimum Lease Payment     54,945
Current Portion                               (24,553)
                                            ---------

   Long-Term Capital Lease Obligation       $  30,392
                                            =========

[8] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000 the Company's uninsured cash balances totaled approximately $360,000. The Company does not require collateral in relation to cash credit risk.

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[8] Significant Risks and Uncertainties (Continued)

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at December 31, 2000 is $110,389.

[9] Major Customer

For the six months ended December 31, 2000 and 1999, approximately 69% and 57% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. In addition, for the six months ended December 31, 2000 and 1999, an aggregate of approximately 13% and 16%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the six months ended December 31, 2000 and 1999. Accounts receivable from these customers comprised approximately 46% and 47% of total accounts receivable at December 31, 2000 and 1999, respectively.

[10] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities were leased from Morristown Holding, Inc. (formerly Gerob Realty Partnership) whose owners are stockholders of the Company. The lease, which expired on December 31, 2000, provided for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the six months ended December 31, 2000 and 1999 on this lease was approximately $20,000 and $41,000, respectively. Unpaid rent of $135,000 due to Morristown Holding Company, Inc. December 31, 2000 has been separately disclosed as accrued expenses on the consolidated balance sheet. On August 30, 2000 the Company acquired the manufacturing and office facility. The Company issued 1,050,420 shares of its common stock in exchange for the property.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the six months ended December 31, 2000 and 1999 on this lease was approximately $221,000 and $227,000 respectively.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[10] Commitments and Contingencies (Continued)

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                         Related
                                           Lease       Party Lease
December 31 ,                            Commitment     Commitment        Total
-------------                            ----------     ----------        -----

   2001                                   $ 66,022     $  323,559     $  389,581
   2002                                     41,277        323,559        364,836
   2003                                     12,289        323,559        335,848
   2004                                         --        323,559        323,559
   2005                                         --        323,559        323,559
   Thereafter                                   --      3,019,886      3,019,886
                                          --------     ----------     ----------
   Total                                  $119,588     $4,637,681     $4,757,269
                                          ========     ==========     ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $245,000 and $250,000 for the six and three months ended December 31, 2000 and 1999, respectively. Rent expense is stated net of sublease income of approximately $2,200 and $2,900 for the six months ended December 31, 2000 and 1999, respectively.

[B] Employment Agreements - Effective July 1, 1999, the Company entered into three year employment agreements with its four executive officers which provide for aggregate annual salaries of $495,000 for the years ending June 30, 2001 and 2002, respectively. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of December 31, 2000.

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

[E] Development and Supply Agreement - On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2001.

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

CHEM INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[11] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's chairman of the board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the six months ended December 31, 2000 and 1999, by the Company was $6,600 and $6,600, respectively.

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

[13] New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company has adopted SFAS No. 133 in the fiscal year ending June 30, 2001, and it does not have a material impact on the financial statements.

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

On December 19, 2000, the Company granted 497,333 incentive stock options for a term of ten years commencing on December 19, 2000 to its officers and employees at the exercise price of $.75 per share and 120,480 stock options at $.83 per share for a term of five years commencing on December 19, 2000.

[D] Non-Statutory Stock Options-On December 19, 2000, the Company granted 171,667 non-statutory stock options to officers, directors, and members of its Scientific Advisory Board at the exercise price of $.75 for a term of ten years commencing on December 19, 2000 and 179,520 non-statutory stock options at $.83 for a term of five years commencing on December 19, 2000.

Item 2.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Six months ended December 31, 2000 Compared to the six months ended December 31, 1999

Results of Operations

The Company's net losses for the six months ended December 31, 2000 and 1999 were $(947,482) and $(436,229). This increase in net loss of approximately $500,000 is primarily the result of a $1,000,000 increase in operating loss resulting from a corresponding decrease in gross profit of approximately $800,000 and an approximate $400,000 increase in federal income tax benefits. The decrease in gross profit is due to decreased sales.

Sales for the six months ended December 31, 2000 and 1999 were $5,492,089 and $8,374,030, respectively, a decrease of approximately $3,000,000 or 34%. For the six months ended December 31, 2000 the Company had sales to one customer, who accounted for 69% of net sales in 2000 and 57% in 1999. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the six months ended December 31, 2000 totaled $252,202 as compared to $331,611 for the six months ended December 31, 2000, a decrease of 24%. The Company has been experiencing a decline in mail order sales due to increased competition and has decided to close the retail store in the coming quarter.

Sales under the Roche Vitamins, Inc. distribution agreement were $1,134,609 for the six months ended December 31, 2000 as compared to $1,188,092 for the six months ended December 31, 1999, a decrease of $53,483 or 5%.

On July 1, 2000, the Company began offering solid dosage product development and technical services through its subsidiary, Integrated Health Ideas, Inc. Consulting revenues for the six months ended December 31, 2000 totaled $207,532.

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the four months ended December 31, 2000 totaled $1,148,185.

Cost of sales decreased to $5,132,648 for the six months ended December 31, 2000 as compared to $7,181,056 for the six months ended December 31, 1999. Cost of sales increased as a percentage of sales to 93% for the six months ended December 31, 2000 from 86% for the six months ended December 31, 1999. The increase in cost of sales is due to manufacturing inefficiencies and lower margin sales.

Selling and administrative expenses for the six months ended December 31, 2000 were $1,732,836 versus $1,507,564 for the same period a year ago. The increase of $225,272 was primarily attributable to an increase in officers salaries of $28,081, an increase in insurance expense of $24,335, an increase in employee benefits of $18,598, a decrease in consulting fees of $197,036, an increase in travel and entertainment of $106,318 and an increase in office salaries of $131,526 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income [expense] was $20,198 for the six months ended December 31, 2000 as compared to $(107,505) for the six months ended December 31, 1999. The decrease of $127,703 is the result of a decrease in interest expense of $61,009, an increase in interest and investment income of $16,694, and an increase in administrative fee income of $50,000.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three months ended December 31, 2000 Compared to the three months ended December 31, 1999

Results of Operations

The Company's net losses for the three months ended December 31, 2000 and 1999 were $(620,596) and $(95,587), respectively. This increase in net loss of approximately $(525,000) is primarily the result of a decrease in operating income of $850,000 due to a decrease in gross profit of approximately $600,000, an approximate $250,000 increase in selling and administrative expenses, and an approximate $250,000 increase in federal income tax benefits.

Sales for the three months ended December 31, 2000 and 1999 were $3,063,629 and $4,941,907 respectively, a decrease of $1,878,278 or 38%. For the three months ended December 31, 2000 the Company had sales to one customer who accounted for 43% of net sales in 2000 and 54% in 1999.

Retail and mail order sales for the three months ended December 31, 2000 totaled $115,334 as compared to $155,200 for the three months ended December 31, 1999, a decrease of $39,866 or 26% due to increased competition.

Sales under the Roche Vitamins, Inc. distribution agreement totaled $601,984 for the three months ended December 31, 2000 as compared to $600,581 for the three months ended December 31, 1999, an increase of $1,403.

Sales through its IHT Health Products, Inc. subsidiary totaled $690,787 for the three months ended December 31, 2000, and sales through its Integrated Health Ideas, Inc. subsidiary totaled $96,596.

Cost of sales decreased to $2,906,997 for the three months ended December 31, 2000 as compared to $4,164,588 for the three months ended December 31, 1999. Cost of sales increased as a percentage of sales to 95% as compared to 84% for the three months ended December 31, 1999. The increase in cost of sales is due to manufacturing inefficiencies.

Selling and administrative expenses for the three months ended December 31, 2000 were $1,010,216 as compared to $766,798 for the three months ended December 31, 1999. The increase of $243,418 was primarily attributable to an increase in advertising of $11,920, an increase in officer salaries of $56,110, an increase in travel and entertainment of $51,331, an increase in insurance expense of $24,335, a decrease in consulting fees of $95,249 and an increase in office salaries of $97,374 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income [expense] was $24,153 for the three months ended December 31, 2000 as compared to $(71,528) for the three months ended December 31, 1999. The decrease of $95,681 is the result of a decrease in interest expense of $45,094, an increase in investment income of $587 and an increase in administrative fee income of $50,000.

Liquidity and Capital Resources

At December 31, 2000 the Company's working capital was $4,087,888, a decrease of $1,371,895 over working capital at June 30, 2000. Cash and cash equivalents were $420,901 at December 31, 2000, a decrease of $1,402,108 from June 30, 2000. The
Company utilized $1,676,950 and provided $270,522 for operations for the six months ended December 31, 2000 and 1999, respectively.

The primary reasons for the increase in cash utilized for operations for the six months ended December 31, 2000 are an increase in inventories of approximately $1,075,000 and an increase in accounts payable of approximately $700,000. The Company currently has purchase orders of approximately $2 million dollars on hand for shipment in the third quarter of fiscal 2001. The Company believes that anticipated sales coupled with the purchase orders and the remaining balances available under the two revolving lines of credit will meet the cash needs for operations.

CHEM INTERNATIONAL, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources-Continued

The Company utilized $53,967 and $63,677 in investing activities for the six months ended December 31, 2000 and 1999, respectively. The Company generated net cash of $328,809 and $22,231 from debt financing activities for the six months ended December 31, 2000 and 1999, respectively.

The Company has two revolving lines of credit. One of the lines provides for a $1,000,000 revolving line of credit agreement which bears interest at 3.0% above the prime interest rate and expires on November 5, 2001. At December 31, 2000 the balance due under the revolving line of credit was $598,610. The second line of credit also provided for a $1,000,000 revolving line of credit agreement which bears interest at 4% above the prime interest rate and expires on December 21, 2002. At December 31, 2000 the balance due under the second line was $9,764.

The Company's total annual commitment at December 31, 2000 for the next five years of $1,737,383 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

Effective July 1, 1999, the Company entered into three year employment agreements with four executive officers which provide for aggregate annual salaries of $495,000 for the years ending June 30, 2001 and 2002.

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

                                        CHEM INTERNATIONAL, INC.

Date:   February 9, 2001                By:/s/ Seymour Flug
                                           -------------------------------------
                                           Seymour Flug,
                                           President and Chief Executive Officer


Date:   February 9, 2001                By:/s/ Eric Friedman
                                           -------------------------------------
                                           Eric Friedman,
                                           Chief Financial Officer