Form 10QSB
period 2001-03-31
CHEM INTERNATIONAL INC
filed 2001-05-14
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549
                                     ------



                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 2001         Commission File Number 000-28876


                      INTEGRATED HEALTH TECHNOLOGIES, INC.
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

                                            Yes  X        No
                                                ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                        Outstanding as of April 30, 2001
----------------------             --------------------------------
Common Stock, Par Value                        6,228,720

INTEGRATED HEALTH TECHNOLOGIES, INC.

INDEX


Part I: Financial Information

Item 1:  Consolidated Financial Statements

         Independent Auditor's Review Report  . . . . . . . . . . . . . . . . .1

         Consolidated Balance Sheet as of March 31, 2001 [Unaudited]. . . .  2-3

         Consolidated Statements of Operations for the three and nine months ended March 31, 2001 and 2000 [Unaudited] . . . . . . . . . . . . . . 4

         Consolidated Statement of Stockholders' Equity for the nine months ended March 31, 2001 [Unaudited] . . . . . . . . . . . .  . . . . . . 5

         Consolidated Statements of Cash Flows for nine months ended
         March 31, 2001 and 2000 [Unaudited] . . . . . . . . . . . . . . . . 6-7

         Notes to Consolidated Financial Statements [Unaudited]  . . . . . .8-13

Item 2:  Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . .  14-16

Part II: Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .17

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                                . . . . . . . .

                     Independent Accountants' Review Report


We have reviewed the accompanying condensed consolidated balance sheet of Integrated Health Technologies, Inc. and Subsidiaries (formerly Chem International, Inc.) as of March 31, 2001, and the related condensed consolidated statements of operations for the three and nine months ended March 31, 2001 and 2000, and condensed consolidated statements of cash flows for nine months ended March 31, 2001 and 2000, and condensed consolidated statement of stockholders' equity for the nine months ended March 31, 2001.These condensed consolidated financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



                                    /s/ Amper, Politziner & Mattia P.A.


May 8, 2001

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                               $  617,305
   Accounts Receivable - Net                                1,914,506
   Deferred Income Taxes                                      292,000
   Inventories                                              3,809,640
   Prepaid Expenses and Other Current Assets                  250,208
   Refundable Federal Income Taxes                            551,000
                                                           ----------

   Total Current Assets                                     7,434,659
                                                           ----------

Property and Equipment - Net                                2,438,199
                                                           ----------

Other Assets:
   Security Deposits and Other Assets                         111,083
                                                           ----------

   Total Assets                                            $9,983,941
                                                           ==========

See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                               $ 2,261,129
   Notes Payable                                                      807,258
   Accrued Expenses and Other Current Liabilities                     383,172
   Accrued Expenses - Related Party                                   122,400
   Capital Lease Obligation                                            11,228
                                                                  -----------

   Total Current Liabilities                                        3,585,187
                                                                  -----------

Non-Current Liabilities:
   Notes Payable                                                           --
   Capital Lease Obligation                                            27,782
                                                                  -----------

   Total Non-Current Liabilities                                       27,782
                                                                  -----------
Commitments and Contingencies [11]                                         --
                                                                  -----------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
     $ .002 Par Value, No Shares Issued                                    --

   Common Stock - Authorized 25,000,000 Shares,
     $ .002 Par Value, 6,228,720 Shares Issued and Outstanding         12,457
   Additional Paid-in Capital                                       6,104,444

   Retained Earnings                                                  282,902
                                                                  -----------
                                                                    6,399,803
   Less Treasury Stock at cost, 25,800 shares                         (28,831)
                                                                  -----------

   Total Stockholders' Equity                                       6,370,972
                                                                  -----------

   Total Liabilities and Stockholders' Equity                     $ 9,983,941
                                                                  ===========


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                                     Three months ended                  Nine months ended
                                                                           March 31,                          March 31,
                                                                     ------------------                  -----------------
                                                                  2000              2001                2000                2001
                                                                  ----              ----                ----                ----
Sales                                                         $ 6,676,871        $ 4,255,484        $ 15,050,901        $ 9,747,573

Cost of Sales                                                   5,669,622          3,818,379          12,850,678          8,951,027
                                                              -----------        -----------        ------------        -----------

Gross Profit                                                    1,007,249            437,105           2,200,223            796,546

Selling and Administrative Expenses                               842,419            945,265           2,349,983          2,678,101
                                                              -----------        -----------        ------------        -----------
Operating Income/[Loss]                                           164,830           (508,160)           (149,760)        (1,881,555)
                                                              -----------        -----------        ------------        -----------
Other Income [Expense]:
Administrative Fee Income                                              --             68,000                  --            118,000
Gain/(Loss) on Sale of Fixed Assets                                 6,344            (14,817)              6,344            (14,817)
Gain on Settlement of Lawsuit                                   5,352,271                 --           5,352,271                 --
Partnership Income                                                     --              8,765                  --              8,765
Interest Expense-Related Party                                    (36,212)                --             (73,826)                --
Interest Expense                                                  (30,050)           (19,843)           (101,692)           (68,090)
Interest and Investment Income                                     15,842                 46              17,593             18,491
                                                              -----------        -----------        ------------        -----------
Total Other Income [Expense]                                    5,308,195             42,151           5,200,690             62,349
                                                              -----------        -----------        ------------        -----------
Income [Loss] Before Income Taxes                               5,473,025           (466,009)          5,050,930         (1,819,206)

Federal and State Income Tax
Expense [Benefit]                                               1,416,227           (151,968)          1,430,361           (557,683)
                                                              -----------        -----------        ------------        -----------
Net Income [Loss]                                             $ 4,056,798        $  (314,041)       $  3,620,569        $(1,261,523)
                                                              ===========        ===========        ============        ===========

Net Income [Loss] Per Common  Share
Basic                                                         $       .78        $      (.05)       $        .70        $      (.22)
                                                              ===========        ===========        ============        ===========
Diluted                                                       $       .66        $      (.05)       $        .66        $      (.22)
                                                              ===========        ===========        ============        ===========

Weighted Average Common Shares Outstanding                      5,178,300          6,228,720           5,178,300          5,876,025

Dilutive Potential Common Shares:
Warrants and Options                                            1,004,763                 --             334,921                 --
                                                              -----------        -----------        ------------        -----------

Adjusted Weighted Average Common Shares
                                                                6,183,063          6,228,720           5,513,221          5,876,025
                                                              ===========        ===========        ============        ===========

See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
ENDED MARCH 31, 2001
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                Additional                                               Total
                               Common Stock         Preferred    Paid-in        Retained        Treasury Stock        Stockholders'
                             Shares     Par Value     Stock      Capital        Earnings       Shares       Cost         Equity
                             ------     ---------     -----      -------        --------       ------       ----         ------
Balance-
July 1, 2000               5,178,300     $10,357     $--       $4,847,405     $ 1,544,425      25,800     $(28,831)     $ 6,373,356


Common Stock
Issued for
Purchase of Land
and Building               1,050,420       2,100        --      1,247,900              --          --           --        1,250,000


Issuance of
Stock Options                                                       9,139                                                     9,139

Net [Loss]
for the nine
months ended
March 31 ,2001                    --          --        --             --      (1,261,523)         --           --       (1,261,523)
                           ---------     -------     -----     ----------     -----------      ------     --------      -----------


Balance-
March 31, 2001             6,228,720     $12,457     $--       $6,104,444     $   282,902      25,800     $(28,831)     $ 6,370,792
                           =========     =======     =====     ==========     ===========      ======     ========      ===========

See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                   Nine months ended
                                                                                       March 31,
                                                                             2 0 0 1                 2 0 0 0
                                                                             -------                 -------
Operating Activities:
  Net Income [Loss]                                                        $(1,261,523)            $ 3,620,569
                                                                           -----------             -----------
  Adjustments to Reconcile  Net Income  [Loss] to Net Cash
    Provided by [Used for] Operating Activities:
    Depreciation and Amortization                                              262,764                 250,173
    Amortization of Discount on Note Payable                                        --                  38,826
    Loss on Sale of Fixed Assets                                                14,817                      --
  Deferred Income Taxes                                                        (12,000)                 62,000
    Bad Debt Expense                                                            27,000                  31,184
      Consulting Expense-Stock Options                                           9,139                      --
 Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                                       (519,378)                294,770
    Inventories                                                               (572,962)             (1,159,892)
    Refundable Federal Income Taxes                                           (334,648)                 35,293
    Prepaid Expenses and Other Current Assets                                 (140,068)                (81,432)
    Security Deposits and Other Assets                                          13,112                   1,962
  [Decrease] Increase in:
    Accounts Payable                                                           904,495               1,372,116
    Federal and State Income Taxes Payable                                          --                 162,257
    Accrued Expenses and Other Liabilities                                     284,121                (207,565)
                                                                           -----------             -----------
Total Adjustments                                                              (63,608)                799,692
                                                                           -----------             -----------
Net Cash - Operating Activities                                             (1,325,131)              4,420,261
                                                                           -----------             -----------
Investing Activities:
 Proceeds From Sale of Fixed Assets                                              7,500                      --
 Purchase of Property and Equipment                                           (106,233)               (120,672)
                                                                           -----------             -----------
Net Cash-Investing Activities                                                  (98,733)               (120,672)
                                                                           -----------             -----------

Financing Activities:
  Proceeds from Notes Payable                                                1,313,038                 901,972
  Repayment of Notes Payable                                                (1,094,878)             (3,290,599)
                                                                           -----------             -----------
Net Cash-Financing Activities                                                  218,160              (2,388,627)
                                                                           -----------             -----------
Net Increase/[Decrease] in Cash and Cash Equivalents                        (1,205,704)              1,910,962
Cash and Cash Equivalents - Beginning of Periods                             1,823,009                 299,030
                                                                           -----------             -----------
Cash and Cash Equivalents - End of Periods                                 $   617,305             $ 2,209,992
                                                                           ===========             ===========

   See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                          Nine  months ended
                                                                               March 31,
                                                                         2001           2000
                                                                         ----           ----
 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
    Interest                                                           $   68,090     $  157,693
    Income Taxes                                                       $    5,620     $1,205,160


Supplemental Schedule of Investing and Financial Activities:
  Note payable issued in payment of accounts payable, trade                           $1,500,000
  Proceeds from lawsuit used in payment of note payable                               $1,333,333

See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Business

Effective January 5, 2001 the Company amended its corporate charter and changed its name to "Integrated Health Technologies, Inc." (formerly Chem International, Inc.) and began trading using the NASDAQ symbol IHTC for its common stock and the symbol IHTCW for its Class A redeemable warrants.

Integrated Health Technologies, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its manufacturing customers are located primarily throughout the United States.

[2] Liquidity

The Company anticipates operating losses during the 2001 fiscal year. The Company currently has purchases orders of approximately $2 million dollars on hand for shipment in the fourth quarter of fiscal 2001. The Company believes that anticipated sales coupled with the purchase orders and the remaining balances available under the revolving lines of credit will meet cash needs for operations.

[3] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Inter-company transactions and balances have been eliminated in consolidation.

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2001.

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

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $262,764 and $250,173 for the nine months ended March 31, 2001 and 2000, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[3] Summary of Significant Accounting Policies (Continued)

Revenue Recognition - The Company recognizes manufacturing revenue upon shipment of the product and service revenue when services are rendered.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $109,592 and $65,999 for the nine months ended March 31, 2001 and 2000 respectively.

[4] Investment in Partnership - The Company is a 49% partner in Natural Health Science, LLC (the "Partnership"). The Partnership is engaged in the sale of "Pycnogenol(R)" (a raw material used in the production of nutritional supplements). The Company's share of the profit represents the investment of $8,765 for the year ending December 31, 2000. In addition to the partnership income the Company also receives administrative fee income from the Partnership. The Company received $110,000 in administrative fee income for the nine months ended March 31, 2001 and purchased raw materials in the amount of $185,600 for the nine months ended March 31, 2001.

[5] Inventories

Inventories consist of the following at March 31, 2001:

Raw Materials                                                $1,807,098
Work-in-Process                                                 993,977
Finished Goods                                                1,008,565
                                                             ----------

Total                                                        $3,809,640
-----                                                        ==========

[6] Property and Equipment

Property and equipment comprise the following at March 31, 2001:

Land and Building                                            $1,250,000
Leasehold Improvements                                        1,157,960
Machinery and Equipment                                       2,654,455
Machinery and Equipment Under Capital Leases                    156,561
Transportation Equipment                                         32,152
                                                             ----------
Total                                                         5,251,128
Less: Accumulated Depreciation and Amortization               2,812,929
                                                             ----------

Total                                                        $2,438,199
-----                                                        ==========

[7] Notes Payable

Notes Payable:
    Bio Merieux Vitek, Inc. (a)                              $   23,845
    Medallion Business Credit, LLC (b)                          616,198
    Summit Business Capital Corp. (c)                           165,882
    Merchant Financial Corporation (d)                            1,333
                                                             ----------
   Totals                                                       807,258
   Less: Current Portion                                        807,258
                                                             ----------

Non-current Portion                                          $       --
-------------------                                          ==========

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[7] Notes Payable (Continued)

(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b) Under the terms of a revolving credit note, which expires on November 5, 2001, the Company may borrow up to $1,000,000 at 3% above the prime-lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated Health Technologies, Inc., and Integrated's two operating subsidiaries, Manhattan Drug Company, Inc. and Vitamin Factory, Inc. The note has been guaranteed by the Company's principal stockholder. At March 31, 2001 the interest rate was 11%.

(c) Non-Interest bearing Promissory Note dated August 30, 2000 providing for ten consecutive monthly installments for the purchase of inventory.

(d) Under the terms of a revolving credit note which expires on December 21, 2002, the Company may borrow up to $1,000,000 at 4% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of IHT Health Products, Inc. a subsidiary of Integrated Health Technology, Inc. The note has been guaranteed by the Company's principal stockholder and by the Corporate Guarantee of Integrated Health Technology, Inc. At March 31, 2001 the interest rate was 12%.

The loan agreements with Medallion Business Credit, LLC and Merchant Financial Corporation contain certain financial covenants relating to the maintenance of specified liquidity, and tangible net worth. At March 31, 2001 the Company was in compliance with its tangible net worth and working capital covenants.

The following are maturities of long-term debt for each of the next five years:
March 31,
---------
   2002                                      $     807,258
   2003                                                 --
   2004                                                 --
   2005                                                 --
   2006                                                 --
                                             -------------

Totals                                       $     807,258
------                                       =============

[8] Capital Lease

The Company acquired capsule, warehouse, and office equipment under the provisions of three long-term leases. The leases expire in March 2001, March 2003, and July 2003, respectively. The equipment under the capital leases as of March 31, 2001 had a cost of $156,561 accumulated depreciation of $81,918 with a net book value of $74,643.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at March 31, 2001 are as follows:

Total Minimum Lease Payments                                 $  151,916
Amount Representing Interest                                   (112,906)
                                                             ----------

Present Value of Net Minimum Lease Payment                       39,010
Current Portion                                                 (11,228)
                                                             ----------

   Long-Term Capital Lease Obligation                        $   27,782
   ----------------------------------                        ==========

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[9] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2001 the Company's uninsured cash balances totaled approximately $200,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at March 31, 2001 is $119,389.


[10] Major Customer

For the nine months ended March 31, 2001 and 2000, approximately 31% and 50% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. In addition, for the nine months ended March 31, 2001 and 2000, an aggregate of approximately 10% and 13%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the nine months ended March 31, 2001 and 2000. Accounts receivable from these customers comprised approximately 37% and 46% of total accounts receivable at March 31, 2001 and 2000, respectively.

[11] Commitments and Contingencies

[A] Leases

Related Party Leases - Certain manufacturing and office facilities were leased from Morristown Holding, Inc. (formerly Gerob Realty Partnership) whose owners are stockholders of the Company. The lease, which expired on December 31, 2000, provided for a minimum annual rental of $60,000 plus payment of all real estate taxes. Rent and real estate tax expense for the nine months ended March 31, 2001 and 2000 on this lease was approximately $20,000 and $41,000, respectively. Unpaid rent of $122,400 due to Morristown Holding Company, Inc. March 31, 2001 has been separately disclosed as accrued expenses on the consolidated balance sheet. On August 30, 2000 the Company acquired the manufacturing and office facility. The Company issued 1,050,420 shares of its common stock in exchange for the property.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the nine months ended March 31, 2001 and 2000 on this lease was approximately $338,000 and $341,000 respectively.

Other Lease Commitments - The Company leases warehouse equipment for a five-year period providing for an annual rental of $15,847 and office equipment for a five-year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2004.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[11] Commitments and Contingencies (Continued)

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                              Related
                           Lease            Party Lease
March 31,                Commitment          Commitment               Total
-----------              ----------          ----------               -----
    2002                  $ 70,182           $  323,559           $  393,741
    2003                    48,167              323,559              371,726
    2004                    23,208              323,559              346,767
    2005                     1,257              323,559              324,816
    2006                        --              323,559              323,559
    Thereafter                  --            2,938,996            2,938,996
                          --------           ----------           ----------
    Total                 $142,814           $4,556,791           $4,699,605
    -----                 ========           ==========           ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $379,000 and $426,000 for the nine and three months ended March 31, 2001 and 2000, respectively. Rent expense is stated net of sublease income of approximately $2,600 and $8,450 for the nine months ended March 31, 2001 and 2000, respectively.

[B] Employment Agreements - Effective July 1, 1999, the Company entered into three year employment agreements with its four executive officers which provide for aggregate annual salaries of $495,000 for the years ending June 30, 2001 and 2002, respectively. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin Health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of March 31, 2001.

[D] Litigation - The Company is unable to predict its ultimate financial exposure with respect to its prior sale of certain products which may have contained allegedly contaminated Tryptophan, which is the subject, numerous lawsuits against unrelated manufacturers, distributors, suppliers, importers and retailers of that product. However, management does not presently believe the outcome of these actions will have a material adverse effect on the Company.

[E] Development and Supply Agreement - On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2001.

[F] Manufacturing Agreement - On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC, a company that supplies Zepter International, a worldwide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

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

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[12] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's chairman of the board on a month-to-month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the nine months ended March 31, 2001 and 2000, by the Company was $9,900 and $9,900, respectively.

[13] Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.
In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. Short-term debt and long-term debt including long-term debt to a related party is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

[14] New Accounting Pronouncements

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

[15] Equity Transactions

[A] Purchase of Manufacturing Facility-On August 30, 2000 the Company issued to Morristown Holding Company 1,050,420 shares of its common stock in exchange for the manufacturing and office facility it had been renting [See Note 11A].

[B] Consultant Agreement/Stock Options-In connection with a consulting agreement dated July 18, 2000 the Company has issued 75,000 options on its common stock exercisable at $1.10 per share and 75,000 options exercisable at $1.75 per share [See Note 11G]. Should the Company not choose to renew the consulting agreement the consultants have agreed to give back 50,000 of the $1.75 options. The options are exercisable for five years from the date the agreement was signed.

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

Item 2.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Nine months  ended March 31,  2001  Compared to the nine months  ended March 31,
2000

Results of Operations

The Company's net loss for the nine months ended March 31, 2001 was $(1,261,523) as compared to the net income for the nine months ended March 31, 2000 of $3,620,569. This decrease in net income of approximately $4,900,000 is primarily the result of a $2,580,000 decrease in operating income resulting from a corresponding decrease in gross profit of approximately $1,400,000, a decrease in other income of approximately $5,100,000 due to the settlement of a Class Action Lawsuit and an increase in Federal and State income taxes of approximately $2,000,000.

Sales for the nine months ended March 31, 2001 and 2000 were $9,747,573 and $15,050,901, respectively, a decrease of approximately $5,300,000 or 35%. For the nine months ended March 31, 2001 the Company had sales to one customer, who accounted for 31% of net sales in 2001 and 50% in 2000. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the nine months ended March 31, 2001 totaled $386,452 as compared to $499,117 for the nine months ended March 31, 2000, a decrease of 23%. The Company has been experiencing a decline in retail mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $1,753,588 for the nine months ended March 31, 2001 as compared to $1,957,175 for the nine months ended March 31, 2000, a decrease of $203,587 or 10%.

On July 1, 2000, the Company began offering solid dosage product development and technical services through its subsidiary, Integrated Health Ideas, Inc. Consulting revenues for the nine months ended March 31, 2001 totaled $333,981.

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the seven months ended March 31, 2001 totaled $2,202,690.

Cost of sales decreased to $8,951,027 for the nine months ended March 31, 2001 as compared to $12,850,678 for the nine months ended March 31, 2000. Cost of sales increased as a percentage of sales to 92% for the nine months ended March 31, 2001 from 85% for the nine months ended March 31, 2000. The increase in cost of sales is due to manufacturing inefficiencies and lower margin sales.

Selling and administrative expenses for the nine months ended March 31, 2001 were $2,678,101 versus $2,349,983 for the same period a year ago. The increase of $328,118 was primarily attributable to a decrease in advertising of $40,088, an increase in officers salaries of $21,158, an increase in freight out of $25,110, an increase in depreciation expense of $31,542, an increase in travel and entertainment of $125,087, an increase in insurance expense of $34,292, an increase in professional fees of $26,091, a decrease in consulting fees of $241,272 and an increase in offices salaries of $258,495 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income (expense) was $62,349 for the nine months ended March 31, 2001 as compared to $5,200,690 for the nine months ended March 31, 2000. The decrease of $5,138,341 is primarily the result of the decrease of $5,352,271 from the settlement of a Class Action Lawsuit against two bulk vitamin material suppliers.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Three months ended March 31, 2001 Compared to the three months ended March 31, 2000

The Company's net loss for the three months ended March 31, 2001 was $(314,041) as compared to net income of $4,056,798 for the three months ended March 31, 2000. This decrease in net income of approximately $4,400,000 is primarily the result of a decrease in operating income of approximately $673,000, a decrease in other income of approximately $5,300,000 due to a settlement of a Class Action Lawsuit and a decrease in Federal and State income taxes of approximately $1,600,000.

Sales for the three months ended March 31, 2001 and 2000 were $4,255,484 and $6,676,871, respectively, a decrease of $2,421,387 or 36%. For the three months ended March 31, 2001 the Company had sales to one customer who accounted for 36% of net sales in 2001 and 41% in 2000.

Retail and mail order sales for the three months ended March 31, 2001 totaled $116,250 as compared to $167,506 for the three months ended March 31, 2000, a decrease of $51,256 or 31%. The Company has been experiencing a decline in retail and mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement totaled $618,979 for the three months ended March 31, 2001 as compared to $769,083 for the three months ended March 31, 2000, a decrease of $150,104 or 19.5%.

Sales through its IHT Health Products, Inc. subsidiary totaled $1,054,505 for the three months ended March 31, 2001 and sales through its Integrated Health Ideas, Inc. subsidiary totaled $126,449.

Cost of sales decreased to $3,818,379 for the three months ended March 31, 2001 as compared to $5,669,622 for the three months ended March 31, 2000. Cost of sales increased as a percentage of sales to 90% as compared to 85% for the three months ended March 31, 2001. The increase in cost of sales is due to manufacturing inefficiencies.

Selling and administrative expenses for the three months ended March 31, 2001 were $945,265 as compared to $842,419 for the three months ended March 31, 2000. The increase of $102,845 was primarily attributable to a decrease in advertising of $97,402, an increase in consulting fees of $44,596,an increase in public relations fees of $38,230, an increase in entertainment and lodging of $18,769 and an increase in office salaries of $107,820 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income [expense] was $42,151 for the three months ended March 31, 2001 as compared to $5,308,195 for the three months ended March 31, 2000. The decrease of $5,266,044 is primarily the result of the decrease of $5,352,271 from the settlement of a Class Action Lawsuit against two bulk vitamin material suppliers.

Liquidity and Capital Resources

At March 31, 2001 the Company's working capital was $3,849,472, a decrease of $1,610,311 over working capital at June 30, 2000. Cash and cash equivalents were $617,305 at March 31, 2001, a decrease of $1,205,704 from June 30, 2000. The
Company utilized $1,325,131 and provided $4,420,261 for operations for the nine months ended March 31, 2001 and 2000, respectively.

The primary reasons for the increase in cash utilized for operations for the nine months ended March 31, 2001 are a decrease in net income of approximately $4,900,000, an increase in accounts receivable of approximately $ 500,000, an increase in inventories of approximately $573,000 and an increase in accounts payable of approximately $900,000. The Company currently has purchase orders of approximately $2 million dollars on hand for shipment in the fourth quarter of fiscal 2001. The Company believes that anticipated sales coupled with the purchase orders and the remaining balances available under the two revolving lines of credit will meet the cash needs for operations.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources-Continued

The Company utilized $98,733 and $120,672 in investing activities for the nine months ended March 31, 2001 and 2000, respectively. The Company generated net cash of $218,160 and utilized $2,388,627 from debt financing activities for the nine months ended March 31, 2001 and 2000, respectively.

The Company has two revolving lines of credit. One of the lines provides for a $1,000,000 revolving line of credit agreement, which bears interest at 3.0% above the prime interest rate and expires on November 5, 2001. At March 31, 2001 the balance due under the revolving line of credit was $616,198. The second line of credit also provides for a $1,000,000 revolving line of credit agreement, which bears interest at 4% above the prime interest rate and expires on December 21, 2002. At March 31, 2001 the balance due under the second line was $1,333.

The Company's total annual commitment at March 31, 2001 for the next five years of $1,760,609 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

Effective July 1, 1999, the Company entered into three year employment agreements with four executive officers which provide for aggregate annual salaries of $495,000 for the years ending June 30, 2001 and 2002.

Subsequent Events

On April 25, 2001, the Company's securities were delisted from the Nasdaq SmallCap Market because the Company failed to comply with the MINIMUM BID PRICE requirements for continued listing as set forth in Marketplace Rule 4310(c)(4). The Company's securities continue to be traded on the OTC electronic bulletin board.

Part II: Other Information

INTEGRATED HEALTH TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

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



                                   INTEGRATED HEALTH TECHNOLOGIES, INC.

Date:   May 9, 2001                 By:/s/ Seymour Flug
                                        ------------------------------------
                                        Seymour Flug,
                                        President and Chief Executive Officer

Date:   May 9, 2001                 By:/s/ Eric Friedman
                                        ------------------------------------
                                        Eric Friedman,
                                        Chief Financial Officer