Form 10KSB
period 2001-06-30
CHEM INTERNATIONAL INC
filed 2001-09-25
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  ------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001         Commission File Number 000-28876

                      INTEGRATED HEALTH TECHNOLOGIES, INC.
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

                           Yes   _X_        No   ___

Registrant's revenues for the fiscal year ended June 30, 2001 were $15,293,090.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on August 31, 2001 was $ 357,600.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

              Class                              Outstanding at August 31, 2001
    Common Stock $.002 par value                       6,228,720  Shares
Class A Redeemable Common Stock                        1,265,000  Warrants
        Purchase Warrants
Class C Redeemable Common Stock
        Purchase Warrants                                150,000  Warrants

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference to certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

              INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

Part I                                                                      Page
                                                                            ----
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

Item 1. Description of Business

Effective January 5, 2001 Chem International, Inc. amended its corporate charter and changed its name to Integrated Health Technologies, Inc. [the "Company"].

The Company, a Delaware corporation, is the survivor of a merger of Chem International, Inc. a Delaware Corporation, with and into Frog Industries, Ltd. a New York corporation, which was effected on December 27, 1994 with Frog Industries, Ltd. renamed Chem International Inc. after the merger. The Company was reincorporated in Delaware on February 2, 1996. The Company is engaged primarily in manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products, including vitamins sold as single entity supplements, in multi-vitamin combinations and in varying potency levels and in different packaging sizes. The Company's subsidiary, Manhattan Drug Company, Inc. ["Manhattan Drug"], manufactures the vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures such products for sale under its own private brand, "Vitamin Factory", through mail order. On July 1, 2000, the Company began offering solid dosage product development and technical services through its subsidiary, Integrated Health Ideas, Inc. On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary IHT Health Products, Inc.

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

Risk of Reduction of Significant Revenues from Major Customer

The Company derives a significant portion of its sales from one customer, Rexall Sundown, Inc. ["Rexall"], for which it manufactures vitamins and nutritional supplements. Sales to Rexall expressed as a percentage of the Company's total sales, were approximately 28% and 51%, respectively, for the fiscal years ended June 30, 2001 and 2000. The loss of this customer would have a material affect on the Company's operations.

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

Raw Materials

The principal raw materials used in the manufacturing process are natural and synthetic vitamins, minerals, herbs, and related nutritional supplements, gelatin capsules and coating materials and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States. The gelatin capsules and coating materials and packaging materials are similarly widely available. Raw materials are generally purchased by the Company without long-term commitments, on a purchase order basis. The Company's principal suppliers are Tomen American, Inc., Roche Vitamins, Inc., and Triarco Inc.

Employees

As of June 30, 2001, the Company had 96 full time employees, of whom 50 belonged to a local unit of the Teamsters Union and are covered by a collective bargaining agreement, which expires August 31, 2002.

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

The Company leased 40,000 square feet of manufacturing facilities in Hillside, New Jersey from Morristown Holding Company, Inc. (formerly Gerob Realty Partnership), of which E. Gerald Kay, Chairman of the Board of the Company, is a majority shareholder. The lease which expired on December 31,2000 provided for a minimum annual rental of $60,000 plus payment of all real estate taxes. On August 30, 2000 the Company acquired the manufacturing facility by issuing 1,05,420 shares of its common stock in exchange for the property. The space is utilized for Manhattan Drug's tablet manufacturing operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Effective January 5, 2001 the Company changed its name to "Integrated Health Technologies, Inc." and began trading using the NASDAQ symbol IHTC for its common stock and the symbol IHTCW for its redeemable warrants.

Set forth below are the high and low closing prices of the Common Stock and the Class A Redeemable Warrant as reported on the Nasdaq National Market for the period July 1, 1999 through April 25, 2001 and on the Electronic Bulletin Board for the period April 25, 2001 through June 30, 2001:

                                               HIGH                    LOW

COMMON STOCK [CXIL/IHTC]

FISCAL YEAR ENDED JUNE 30, 2000
First Quarter                                $1.7500                 $0.5000
Second Quarter                               $1.4375                 $0.4375
Third Quarter                                $2.9375                 $0.5625
Fourth Quarter                               $1.7188                 $0.7813

FISCAL YEAR ENDED JUNE 30, 2001
First Quarter                                $2.4063                 $0.8750
Second Quarter                               $1.9375                 $0.4375
Third Quarter                                $1.0625                 $0.5000
Fourth Quarter                               $0.8125                 $0.2188

CLASS A REDEEMABLE WARRANTS [CXILW/IHTCW]

FISCAL YEAR ENDED JUNE 30, 2000
First Quarter                                $2.4062                 $0.8750
Second Quarter                               $1.9375                 $0.4375
Third Quarter                                $1.0625                 $0.5000
Fourth Quarter                               $0.8125                 $0.2100


FISCAL YEAR ENDED JUNE 30, 2001
First Quarter                                $0.6562                 $0.1875
Second Quarter                               $0.3438                 $0.0312
Third Quarter                                $0.1875                 $0.0625
Fourth Quarter                               $0.0938                 $0.0100


As of June 30, there were approximately 580 holders of record of the Company's Common Stock.

The Company has not declared or paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto.

Results of Operations

Year ended June 30, 2001 Compared to the Year ended June 30, 2000

The Company's net loss for the year ended June 30, 2001 was $(1,449,903) as compared to the net income of $3,143,695 for the year ended June 30, 2000. This decrease in net income of approximately $4,600,000 is primarily the result of a $300,000 decrease in operating income resulting from an increase in gross profit of approximately $185,000 and an increase in selling and administrative expenses of approximately $485,000, a decrease in other income of approximately $6,100,000 due to the settlement of a Class Action Lawsuit and a decrease in Federal and State income taxes of approximately $1,500,000.

Sales for the years ended June 30, 2001 and 2000 were $15,293,090 and $17,974,885, respectively, a decrease of $2,681,795 or 15%. For the year ending June 30, 2001 the Company had sales to one customer who accounted for 28% of net sales in 2001 and 51% of net sales in 2000. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the year ended June 30, 2001 totaled $447,701 as compared to $679,612 for the year ended June 30, 2000, a decrease of 34%. The Company has been experiencing a decline in retail mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $2,264,256 as compared to $2,689,575 for the year ended June 30, 2000, a decrease of 16%.

On July 1, 2000 the Company began offering solid dosage product development and technical services through its subsidiary, Integrated Health Ideas, Inc. Consulting revenues for the year ended June 30, 2001 totaled $458,757.

On August 31, 2000 the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the ten months ended June 30, 2001 totaled $3,765,490.

Cost of Sales decreased to $13,820,829 in 2001 as compared to $16,687,844 for 2000. Cost of sales decreased as a percentage of sales to 90% as compared to 93% for 2000. The decrease in cost of sales is due to greater manufacturing efficiencies.

Selling and administrative expenses for the year ending June 30, 2001 were $3,758,957 versus $3,276,435 for the same period a year ago. The increase of $482,522 was primarily attributable to a decrease in advertising of approximately $120,000, an increase in freight out of approximately $42,000 a decrease in bad debt expenses of approximately $130,000, a decrease in officers salaries of approximately $70,000, an increase in office salaries of approximately $350,000 due to the commencement of the IHT Health Products, Inc. distribution business, a decrease in consulting fees of approximately $175,000, an increase in insurance expense of approximately $45,000, an increase in depreciation expense of approximately $43,000, an increase in professional fees of approximately $70,000, an increase in public relations fees of approximately $70,000 and an increase in auto, entertainment and lodging of approximately $198,000.

Other income (expense) was $189,328 for the year ended June 30, 2001 as compared to $6,047,145 for the same period a year ago. This decrease in other income of approximately $6,000,000 is primarily the result of the proceeds received of $6,143,849 from the settlement of a Class Action Lawsuit against three bulk vitamin suppliers for the year ended June 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

Year ended June 30, 2000 Compared to the Year ended June 30, 1999

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

Retail and mail order sales for the year ended June 30, 2000 totaled $679,612 as compared to $713,962 for the year ended June 30, 1999, a decrease of 5%. The Company has been experiencing a decline in mail order sales due to increased competition and a decrease in advertising expenses.

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

Selling and administrative expenses for the year ending June 30, 2000 were $3,276,435 versus $3,275,723 for the same period a year ago. The increase of $712 was primarily attributable to a decrease in advertising of approximately $50,000, an increase in freight out of approximately $46,000 a decrease in bad debt expenses of approximately $166,000, a decrease in officers salaries of approximately $80,000, an increase in office salaries of approximately $47,000, a decrease in the writeoff of the balance of goodwill of approximately $276,000, an increase in consulting fees of approximately $295,000, an increase in professional fees of approximately $63,000 and an increase in entertainment and lodging of approximately $57,000.

Other income (expense) was $6,047,145 for the year ended June 30, 2000 as compared to $(136,159) for the same period a year ago. This increase in net income of approximately $6,200,000 is primarily the result of the proceeds received of $6,143,849 from the settlement of a Class Action Lawsuit against three bulk vitamin suppliers.

Liquidity and Capital Resources

At June 30, 2001 the Company's working capital was $3,687,816 a decrease of $1,771,967 over working capital at June 30, 2000. Cash and cash equivalents were $375,584 at June 30, 2001 a decrease of $1,447,425 from June 30, 2000. The
Company utilized $1,517,415 and generated $4,098,629 for operations for the years ended June 30, 2001 and 2000, respectively. The primary reasons for the increase in cash utilized for operations are a net loss of approximately $1,400,000, an increase in accounts receivable of approximately $830,000, an increase in inventory of approximately $360,000, an increase in refundable Federal Income Taxes of approximately $410,000, an increase in accounts payable of approximately $820,000 and an increase in accrued expenses of approximately $422,000. The Company believes that the anticipated sales for next year will meet cash needs for operations.

The Company utilized $24,066 and $167,460 in investing activities for the years ended June 30, 2001 and 2000, respectively. The Company generated $94,056 and utilized $2,407,190 from debt financing activities for the years ended June 30, 2001 and 2000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources [Continued]

The Company's total annual commitments at June 30, 2001 for long term non-cancelable leases of $4,710,078 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The Company has two revolving lines of credit. One of the lines provides for a $1,000,000 revolving line of credit agreement, which bears interest at 3.0% above the prime interest rate and expires on November 5, 2001. At June 30, 2001 the balance due under the revolving line of credit was $636,966. The second line of credit also provides for a $1,000,000 revolving line of credit agreement, which bears interest at 4% above the prime interest rate and expires on December 21, 2002. At June 30, 2001 the balance due under the second line was $1,566.

New Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company has adopted SFAS No. 133 in the fiscal year ending June 30, 2001. SFAS No. 133 did not have a material impact on the financial statements.

In July 2001, FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". The provisions of FAS 141 are effective immediately, except with regard to business combinations prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company is currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have on its results of operations and its financial position.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2001.

Item 10. Executive Compensation

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2001.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2001.

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

       10.18 Employment Agreement, effective July 1, 1999, between the Registrant and Riva Sheppard (6)

       10.18 Employment Agreement, effective July 1, 1999, between the Registrant and Christina Kay (6)

       10.18 Employment Agreement, effective February 16, 1999, between the Registrant and Abdulhameed Mirza (6)

       16.1     Letter on changes in certifying accountants (6)

       21       Subsidiaries of the Registrant

       27       Financial Data Schedule

       -----------------------
       (1) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement of Form SB-2, Registration No. 333-5240-NY.

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

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX





Item 7:  Consolidated Financial Statements


   Independent Auditors' Report....................................  F-2

   Consolidated Balance Sheet as of June 30, 2001..................  F-3....F-4

   Consolidated Statements of Operations for the years
   ended June 30, 2001 and 2000....................................  F-5

   Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001 and 2000....................................  F-6

   Consolidated Statements of Cash Flows for the years ended
   June 30, 2001 and 2000..........................................  F-7....F-8

   Notes to Consolidated Financial Statements......................  F-9....F-18



                                    . . . . .

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Integrated Health Technologies, Inc.


     We have audited the accompanying consolidated balance sheet of Integrated Health Technologies, Inc. and Subsidiaries (formerly Chem International, Inc.) as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Health Technologies, Inc. and its subsidiaries as of June 30, 2001, and the consolidated results of their operations and their cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.


                                      /s/ Amper, Politziner & Mattia, P.A.


Edison, New Jersey
August 21, 2001

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001


Assets:
Current Assets:
   Cash and Cash Equivalents                                          $  375,584
   Accounts Receivable-Net                                             2,214,274
   Note Receivable                                                        35,000
   Inventories                                                         3,598,845
   Prepaid Expenses and Other Current Assets                             172,444
   Deferred Income Taxes                                                 220,000
   Refundable Federal Income Taxes                                       625,000
                                                                      ----------


   Total Current Assets                                                7,241,147
                                                                      ----------


Property and Equipment-Net                                             2,350,312
                                                                      ----------

Other Assets:
   Deferred Tax Asset                                                     94,000
   Security Deposits and Other Assets                                    152,643
                                                                      ----------

   Total Other Assets                                                    246,643
                                                                      ----------

      Total Assets                                                    $9,838,102
                                                                      ==========



See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                 $ 2,176,152
   Notes Payable                                                        721,142
   Accrued Expenses and Other Current Liabilities                       521,910
   Accrued Expenses-Related Party                                       122,400
   Capital Lease Obligation                                              11,727
                                                                    -----------

   Total Current Liabilities                                          3,553,331
                                                                    -----------

Non-Current Liabilities:
   Due to Stockholder                                                    68,746
   Capital Lease Obligation                                              24,295
                                                                    -----------
   Total Non-Current Liabilities                                         93,041
                                                                    -----------

Commitments and Contingencies [13]

Stockholders' Equity:
   Preferred Stock-Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued

   Common Stock-Authorized 25,000,000 Shares,
   $.002 Par Value, 6,228,720 Shares Issued and Outstanding              12,457
   Additional Paid-in Capital                                         6,113,582

   Retained Earnings                                                     94,522
                                                                    -----------
                                                                      6,220,561
   Less Treasury Stock at cost, 25,800 common shares                    (28,831)
                                                                    -----------

   Total Stockholders' Equity                                         6,191,730
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 9,838,102
                                                                    ===========



See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Years ended
                                                            June 30,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Sales                                              $ 15,293,090    $ 17,974,885

Cost of Sales                                        13,820,829      16,687,844
                                                   ------------    ------------

  Gross Profit                                        1,472,261       1,287,041

Selling and Administrative Expenses                   3,758,957       3,276,435
                                                   ------------    ------------

  Operating [Loss]                                   (2,286,696)     (1,989,394)
                                                   ------------    ------------

Other Income [Expense]:
  (Loss)/ Gain on Sale of Equipment                     (12,817)          6,344
  Interest Expense                                      (91,110)       (119,380)
  Interest Expense-Related Party                             --         (76,271)
  Partnership Income                                      8,765              --
  Consulting Fee Income                                  20,000              --
  Interest and Investment Income                         19,244          42,603
  Administrative Fee Income                             170,521              --
  Administrative Fee Income-Related Party                50,000          50,000
  Gain on Settlement of Lawsuit                          24,725       6,143,849
                                                   ------------    ------------
Other Income [Expense]-Net                              189,328       6,047,145
                                                   ------------    ------------

Income [Loss] Before Income Taxes                    (2,097,368)      4,057,751

Federal and State Income Tax Expense [Benefit]         (647,465)        914,056
                                                   ------------    ------------

  Net Income [Loss]                                $ (1,449,903)   $  3,143,695
                                                   ============    ============

Net Income [Loss] Per
Common Share:

Basic                                              $       (.24)   $        .61
                                                   ============    ============

Diluted                                            $       (.24)   $        .60
                                                   ============    ============

Average Common Shares Outstanding                     5,963,956       5,169,185

Dilutive Potential Common Shares:
Warrants and Options                                         --          86,738
                                                   ------------    ------------

Average Common Shares
Outstanding-assuming dilution                         5,963,956       5,225,923
                                                   ============    ============


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED JUNE 30, 2001 AND 2000

                        Common Stock                          Additional                        Treasury Stock            Total
                  -------------------------     Preferred       Paid-in      Retained      -------------------------   Stockholders'
                     Shares      Par Value        Stock         Capital      Earnings        Shares         Cost          Equity
                  -----------   -----------   -------------   -----------   -----------    -----------   -----------    -----------
Balance-
July 1, 1999        5,178,300   $    10,357   $          --   $ 4,847,405   $(1,599,270)            --   $        --    $ 3,258,492
                  -----------   -----------   -------------   -----------   -----------    -----------   -----------    -----------

Purchase of
Treasury Stock             --            --              --            --            --         25,800       (28,831)       (28,831)

Net Income                 --            --              --            --     3,143,695             --            --      3,143,695
                  -----------   -----------   -------------   -----------   -----------    -----------   -----------    -----------

Balance-
June 30, 2000       5,178,300        10,357              --     4,847,405     1,544,425         25,800       (28,831)     6,373,356

Common Stock
Issued for
Purchase of Land
And Building        1,050,420         2,100              --     1,247,900            --             --            --      1,250,000

Issuance of
Stock Options              --            --              --        18,277            --             --            --         18,277

Net (Loss)                 --            --              --            --    (1,449,903)            --            --     (1,449,903)
                  -----------   -----------   -------------   -----------   -----------    -----------   -----------    -----------

Balance-
June 30, 2001       6,228,720   $    12,457   $          --   $ 6,113,582   $    94,522         25,800   $   (28,831)   $ 6,191,730
                  ===========   ===========   =============   ===========   ===========    ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years ended
                                                                    June 30,
                                                            --------------------------
                                                               2001            2000
                                                            -----------    -----------
Operating Activities:
  Net Income [Loss]                                         $(1,449,903)   $ 3,143,695
                                                            -----------    -----------
  Adjustments  to Reconcile Net Income [Loss] to Net Cash
     Provided By [Used for] Operating Activities:
  Depreciation and Amortization                                 353,875        339,811
  Loss on Sale of Fixed Assets                                   12,817             --
  Amortization of Discount on Note Payable                           --         38,826
  Deferred Income Taxes                                         (34,000)       (36,000)
  Bad Debt Expense                                               40,428        170,387
  Consulting Expense-Stock Options                               18,277             --

Changes in Assets and Liabilities:
  [Increase] Decrease in:
  Accounts Receivable                                          (832,574)       410,705
  Inventories                                                  (362,167)       241,949
  Prepaid Expenses and Other Current Assets                     (62,304)       (15,352)
  Security Deposits and Other Assets                            (35,593)       (22,269)
  Refundable Federal Income Taxes                              (408,648)      (161,707)

Increase [Decrease] in:
  Accounts Payable                                              819,518        201,823
  Accrued Expenses and Other Liabilities                        422,859       (213,239)
                                                            -----------    -----------

  Total Adjustments                                             (67,512)       954,934
                                                            -----------    -----------

Net Cash-Operating Activities                                (1,517,415)     4,098,629
                                                            -----------    -----------

Investing Activities:
  Proceeds From Sale of Fixed Assets                              9,500             --
  Purchase of Property and Equipment                           (109,457)      (168,590)
  Loans to Stockholders                                          75,891          1,130
                                                            -----------    -----------

Net Cash-Investing Activities                                   (24,066)      (167,460)
                                                            -----------    -----------

Financing Activities:
  Note Receivable                                               (35,000)            --
  Proceeds from Notes Payable                                 2,564,471        927,504
  Repayment of Notes Payable                                 (2,435,415)    (3,305,863)
  Purchase of Treasury Stock                                         --        (28,831)
                                                            -----------    -----------
Net Cash-Financing Activities                                    94,056     (2,407,190)
                                                            -----------    -----------

Net Change in Cash and Cash Equivalents                      (1,447,425)     1,523,979

Cash and Cash Equivalents-Beginning of Year                   1,823,009        299,030
                                                            -----------    -----------

Cash and Cash Equivalents-End of Year                       $   375,584    $ 1,823,009
                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years ended
                                                                       June 30,
                                                               -----------------------
                                                                  2001         2000
                                                               ----------   ----------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
      Interest                                                 $   91,110   $  183,075
      Income Taxes                                                 15,374    1,205,160


Supplemental Schedule of Investing and Financing Activities:
Note payable issued in payment of accounts payable, trade              --   $1,500,000
Proceeds from lawsuit used in payment of note payable                  --    1,333,333


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Business

Effective January 5, 2001 the Company amended its corporate charter and changed its name to "Integrated Health Technologies, Inc." (formerly Chem International, Inc.) and began trading using the NASDAQ symbol IHTC for its common stock and the symbol IHTCW for its Class A redeemable warrants.

On April 25, 2001 the Company's securities were delisted from the Nasdaq SmallCap Market because the Company failed to comply with the minimum bid price requirements for continued listing as set forth in Marketplace Rule 4310c(4). The Company's securities continue to be traded on the OTC electronic bulletin board.

Integrated Health Technologies, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States.

[2] Liquidity

The Company believes that with the supplemental payment of approximately $1.1 million dollars received on August 1, 2001, under the terms of a settlement Agreement which was originally signed on January 20, 2000 with a major supplier in connection with a multi-district class action lawsuit, the available cash on hand and the operating plan for the fiscal year ended June 30, 2002 the Company will have sufficient working capital to meet its needs for the current year.

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

Depreciation- The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

Building                                                             15 Years
Leasehold Improvements                                               15 Years
Machinery and Equipment                                               7 Years
Machinery and Equipment Under Capital Leases                          7 Years
Transportation Equipment                                              5 Years

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2


[3] Summary of Significant Accounting Policies [Continued]

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $353,874 and $339,811 for the years ended June 30, 2001 and 2000, respectively. Amortization of equipment under capital leases is included with depreciation expense.

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

Revenue Recognition- The Company recognizes revenue upon shipment of the product. All returns and allowances are estimated and recorded currently.

Advertising- Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $165,633 and $284,888 for the years ended June 30, 2001 and 2000, respectively.

Stock-Based Compensation-Statement of Financial Accounting Standards 123 "Accounting for Stock Based Compensation" ("SFAS 123") allows a Company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion "APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

[4] Investment in Partnership- The Company was a 49% partner in Natural Health Science, LLC (the "Partnership"). The Partnership is engaged in the sale of "Pycnogenol" (a raw material used in the production of nutritional supplements). In April 2001 the Company sold its ownership in the Partnership for its net investment of $8,765 which represented the Company's share of the profits for the year ending December 31, 2000. In addition to the partnership income, the Company also receives administrative fee income from the Partnership. The Company received $185,099 in administrative fee income and $20,000 in consulting fee income for the year ended June 30, 2001. The Company currently receives $20,000 per month in administrative fee income. The Company purchased raw materials in the amount of $185,600 from the Partnership for the year ended June 30, 2001.

[5] Inventories

Raw materials                                                  $  1,607,296
Work-in-Process                                                   1,158,019
Finished Goods                                                      833,530
                                                               ------------
      Total                                                    $  3,598,845
                                                               ============

[6] Property and Equipment

Land and Building                                              $  1,250,000
Leasehold Improvements                                            1,157,960
Machinery and Equipment                                           2,657,679
Machinery and Equipment Under Capital Leases                        156,561
Transportation Equipment                                             32,152
                                                               ------------
Total                                                             5,254,352
Less: Accumulated Depreciation and Amortization                   2,904,040
                                                               ------------

      Total                                                    $  2,350,312
                                                               ============

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3


[7] Notes Payable

   Bio Merieux Vitek, Inc. (a)                    $     16,223
   Medallion Business  Credit, LLC (b)                 636,966
   Summit Business Capital Corp. (c)                    66,387
   Merchant Financial Corporation (d)                    1,566
                                                  ------------
   Totals                                              721,142
   Less: Current Portion                               721,142
                                                  ------------

      Non-current Portion                         $         --
                                                  ============

(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b) Under the terms of a revolving credit note which expires on November 5, 2001, the Company may borrow up to $1,000,000 at 3% above the prime-lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated Health Technologies, Inc., and its two operating subsidiaries, Manhattan Drug Company, Inc. and Vitamin Factory, Inc. The note has been guaranteed by the Company's principal stockholder. At June 30, 2001 the interest rate was 10.5%.

(c) Non-Interest bearing Promissory Note dated August 30, 2000 providing for ten consecutive monthly installments for the purchase of inventory.

(d) Under the terms of a revolving credit note which expires on December 21, 2002, the Company may borrow up to $1,000,000 at 4% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of IHT Health Products, Inc. a subsidiary of Integrated Health Technology, Inc. At June 30, 2001 the interest rate was 11%.

The loan agreements with Medallion Business Credit, LLC and Merchant Financial Corporation contain certain financial covenants relating to the maintenance of specified liquidity, the tangible net worth. The Company was in compliance with all of its financial covenants.

The following are maturities of long-term debt for each of the next five years:

June 30,
2002                                                 $     721,142
2003                                                            --
2004                                                            --
2005                                                            --
2006                                                            --
                                                     -------------

Totals                                               $     721,142
                                                     =============

[8] Capital Lease

The Company acquired warehouse and office equipment under the provisions of two long-term leases. The leases expire in March 2003 and July 2003, respectively. The equipment under the capital leases as of June 30, 2001 has a cost of $47,016 and accumulated depreciation of $10,218, with a net book value of $36,798.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at June 30, 2001 are as follows:

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


[8]  Capital Leases (Continued)

Total Minimum Lease Payments                                  $        47,016
Amount Representing Interest                                          (10,994)
                                                              ---------------

Present Value of Net Minimum Lease Payments                            36,022
Current Portion                                                       (11,727)
                                                              ---------------

   Long-Term Capital Lease Obligation                         $        24,295
                                                              ===============


The following are maturities of long-term capital lease obligations:

June 30,
2002                                                           $     14,194
2003                                                                  5,973
2004                                                                  4,125
                                                               ------------

Totals                                                         $     24,295
                                                               ============

[9] Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at June 30, 2001 follow:

 Current assets and liabilities
  Allowance for doubtful account                              $     52,000
  Inventory overhead capitalization                                 45,000
  Other accruals                                                   123,000
                                                              ------------
Net current deferred tax asset (liability)                    $    220,000
                                                              ============


Long-Term assets and liabilities
  Depreciation                                                $     94,000
                                                              ============

The provision for income taxes consists of the following:

                                                             June 30,
                                                       2001              2000
                                                    ---------         ---------
Deferred tax (benefit)                              $ (34,000)        $ (36,000)
Current tax expense (benefit)                        (613,465)          950,056
                                                    ---------         ---------
                                                    $(647,465)        $ 914,056
                                                    =========         =========


The statutory income tax rate differs from the effective tax rate used in the financial statements as a result of the permanent differences, change in statutory tax rate and current year net operating losses. A reconciliation of the statutory tax rate to the effective tax rate for the year ended June 30 is as follows:

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5


[9] Income Taxes (Continued)

                                                         2001          2000
                                                      ---------     ---------
     Computed (benefit) provision at the
     statutory tax                                          (34)%          34%
          State tax rate                                     --             6
      Reversal of prior year tax accruals                    --            (5)
      Change in valuation allowance                          --            (8)
      Change in estimated tax rate                           --            (2)
      Other                                                   3            --
                                                      ---------     ---------
     Effective income tax rate                              (31)%          25%
                                                      =========     =========

[10] Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the years ended June 30, 2001 and 2000 was $59,631 and $53,214, respectively.

[11] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk-Cash- The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2001, the Company's uninsured cash balances totaled approximately $500,000.

[B] Concentrations of Credit Risk-Receivables- The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at June 30, 2001 is $128,389.

[12] Major Customer

For the years ended June 30, 2001 and 2000, approximately 28% or $4,300,000 and 51% or $9,200,000 of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the years ended June 30, 2001 and 2000, an aggregate of approximately 32% and 24%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the years ended June 30, 2001 and 2000. Accounts receivable from these customers comprised approximately 31% and 44% of total accounts receivable at June 30, 2001 and 2000, respectively.

[13] Commitments and Contingencies

[A] Leases

Related Party Leases- Certain manufacturing and office facilities were leased from Morristown Holding Company, Inc., (formerly Gerob Realty Partnership) whose owners are stockholders of the Company. The lease, which expired on December 31, 2000 provided for a minimum annual rental of $60,000, plus payment of all real estate taxes. Rent and real estate tax expense for the years ended June 30, 2001 and 2000 on this lease was approximately $5,000 and $105,000, respectively. Unpaid rent due to Morristown Holding Company, Inc. and Gerob at June 30, 2001 has been separately disclosed as accrued expenses on the consolidated balance sheet. The balance due was $122,400 as of June 30, 2001.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6


[13] Commitments and Contingencies [Continued]

annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the years ended June 30, 2001 and 2000 on this lease was approximately $455,000 and $456,000.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                Related
Year Ending                 Lease             Party Lease
  June 30,                Commitment           Commitment              Total
  --------              -------------       ---------------      ---------------
    2002                $      99,716       $       323,559      $       423,275
    2003                       75,830               323,559              399,389
    2004                       41,202               323,559              364,761
    2005                       10,640               323,559              334,199
    2006                        6,790               323,559              330,349
    Thereafter                     --             2,858,105            2,858,105
                        -------------       ---------------      ---------------

    Total               $     234,178       $     4,475,900      $     4,710,078
                        =============       ===============      ===============

Total rent expense, including real estate taxes and maintenance charges, was approximately $523,000 and $556,000 for the years ended June 30, 2001 and 2000, respectively. Rent expense is stated net of sublease income of approximately $3,000 and $12,000 for the years ended June 30, 2001 and 2000, respectively.

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

[D] Consulting Agreements- The Company entered into a consulting agreement with a financial public relations firm to provide financial communications and investor relations. The agreement is for a 12-month period and provides for a yearly retainer of $54,000. In addition the Company has issued to the consultants options to purchase 75,000 shares of its common stock at an exercise price of $1.10 and 75,000 shares at an exercise price of $1.75

[E] Development and Supply Agreement- On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2001.

[F] Manufacturing Agreement- On February 14, 1998, the Company signed a manufacturing agreement with Pilon International, PLC., a company that supplies Zepter International, a world-wide direct sales distributor of consumer products. The Company will manufacture and develop dietary supplements through the year 2001.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7


[14] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's Chairman of the Board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the years ended June 30, 2001 and 2000 was $13,200 for each year.

[15] Equity Transaction

[A] Purchase of Manufacturing Facility-On August 30, 2000 the Company issued to Morristown Holding Company, Inc. 1,050,420 shares of its common stock in exchange for the manufacturing and office facility it had been renting.

[B] Consultant Agreement/Stock Options-In connection with a consulting agreement dated July 18, 2000 the Company has issued 75,000 options on its common stock exercisable at $1.10 per share and 75,000 options exercisable at $1.75 per share [See Note 11G]. Should the Company choose not to renew the consulting agreement the consultants have agreed to give back 50,000 shares of the $1.75 options. The options are exercisable for five years from the date the agreement was signed.

[C] Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 5,000,000 shares of common stock, at the discretion of the Board of Directors. Stock option grants are limited to a total of 2,500,000 shares for "incentive stock options" and 2,500,000 shares for "non-statutory options" and may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms.

On July 20, 2001 the Company granted to its employees 200,000 incentive stock options for a term of ten years at the exercise price of $1.00.

On December 19, 2000 the Company granted 497,333 incentive stock options for a term of 10 years at an exercise price equal to the market price ($.75) on the date of grant and 120,480 incentive stock options at an exercise price equal to 110% of the market price ($.83).

The Company also granted 171,667 non-statutory stock options to officers, directors, and members of its Scientific Advisory Board at the exercise price of $.75 and 179,520 non-statutory stock options at $.83 No dividends are expected to be paid during the life of the options.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee's stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30:

                                              2001                  2000
                                            ---------             ---------
Risk-free interest rate                          5.5%                  6.6%
Expected volatility                            137.3%                104.1%
Dividend yield                                   --                    --
Expected life                               8.0 years             7.6 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8


[15] Equity Transactions [Continued]

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's life. The Company's pro forma information follows:

                                                 2001             2000
                                            --------------    -------------

Pro forma net income, (loss)                $   (1,965,129)   $   2,545,855
                                            ==============    =============

Pro forma net income, (loss) per share
   Basic                                    $         (.33)   $         .49
                                            ==============    =============
   Diluted                                  $         (.33)   $         .48
                                            ==============    =============

The Company recorded compensation expense for stock options issued in the amount of $18,000 and $0 for the years ended June 30, 2001 and 2000.

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                              Weighted                 Weighted
                                              Average                   Average
                                              Exercise    Number of    Exercise
                                Options        Price     Exercisable     Price
                                -------        -----     -----------     -----
Outstanding
  June 30, 1999                  940,175    $     2.82      940,175   $     2.82
      Granted                  1,590,000          0.52
      Exercised                       --                                      --
      Terminated                 (15,000)         3.50
                              ----------

Outstanding                    2,515,175          1.36      925,175         2.82
  June 30, 2000
     Granted                   1,319,000          0.88
      Exercised                       --                                      --
      Terminated                 (20,000)         0.50
                              ----------

Outstanding
  June 30, 2001                3,814,175          1.20    2,495,175         1.36
                              ==========

Weighted-average fair
  value of  options granted
  during the year                                 2001                      2000
                                                  ----                      ----

       Where exercise price                       0.81                      0.50
       equals stock price

       Where exercise price                       1.03                      0.55
       exceeds stock price

       Where stock price                            --                        --
       exceeds exercise price

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9


[15] Equity Transactions [Continued]

Following is a summary of the status of stock options outstanding at June 30, 2001:

                                  Outstanding Options                                  Exercisable Options
                      ---------------------------------------------------       -------------------------------
                                       Weighted
                                        Average               Weighted                             Weighted
   Exercise                            Remaining               Average                              Average
  Price Range         Number       Contractual Life        Exercise Price       Number           Exercise Price
-------------         ------       ----------------        --------------       ------           --------------
 $ .50 -  .55      1,570,000              7.9                   0.52           1,570,000              0.52
 $ .75 -  .83        969,000              9.3                   0.77                   0                 0
 $1.00 - 1.10        275,000              6.7                   1.03                   0                 0
 $1.50 - 1.65        320,604              6.2                   1.53             320,604              1.53
 $1.75                75,000              4.0                   1.75                   0                 0
 $3.50 - 3.85        604,571              5.2                   3.52             604,571              3.52
 ------------     ----------            -----                 ------           ---------              ----
 $0.50 - 3.85      3,814,175              7.4                   1.20           2,495,175              1.36

There were no warrants exercised for the fiscal years ended June 30, 2001 and 2000.

[D] Consultant Agreement/Stock Options- In connection with a consulting agreement dated March 20, 1998, the Company has issued three options for 45,000 shares of common stock [See Note 12E]. Each option is exercisable for 15,000 shares at exercise price of $1.125, $2.50 and $4.00, respectively. These options are exercisable until five years following the date of this agreement.

[E] Related Party Promissory Note- On March 12, 1998, the Company negotiated a three year promissory note for $750,000 with its Chairman and then President. The note was repaid in January 2000. As consideration for the loan, the Corporation issued a Class C Warrant to purchase 150,000 shares of common stock at the aggregate purchase price of $1.75 per share. The warrant is exercisable for a four year period commencing one year after the issuance of the note and expires on March 12, 2003.

[16] New Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company has adopted SFAS No. 133 in the fiscal year ending June 30, 2001. SFAS No. 133 did not have a material impact on the financial statements.

In July 2001, FAS No. 141, "Business Combinations" (FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" (FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". The provisions of FAS 141 are effective immediately, except with regard to business combinations prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company is currently evaluating the effect that the adoption of FAS 142 will have on its results of operations and its financial position.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9


[17] Subsequent Events

Litigation Settlement - On August 1, 2001, the Company received a supplemental payment of approximately $1.1 million dollars under the terms of a settlement Agreement which was originally signed on January 20, 2000 with a major supplier in connection with a multi-district consolidated class action brought on behalf of direct purchasers of vitamin products.

Tender Offer- On March 5, 2001 the Company entered into an Agreement and plan of Reorganization with NuCycle Therapy, Inc. ("NuCycle") whereby Chem Acquisition Corp., (a wholly-owned subsidiary) will acquire NuCycle Therapy, Inc. and NuCycle Therapy, Inc. will become a wholly-owned subsidiary of the Company. On May 21, 2001 the original agreement was amended and restated to provide that Chem Acquisition Corp. will make a tender offer for all of the outstanding common stock of NuCycle Therapy, Inc. and all outstanding warrants. The total consideration offered will be $400,000. The tender offer was accepted on July 11, 2001 and resulted in Chem Acquisition Corp. acquiring 2,298,309 shares of NuCycle common stock which represented approximately 72% of NuCycle. On August 29, 2001 NuCycle Therapy, Inc. held a special meeting of stockholders and approved the Amended and Restated Agreement and Plan of Reorganization.

The Company, in September 2001, then entered into a Licensing Agreement with NuCycle whereby the Company obtained the exclusive license to manufacture, market and sell vitamin and mineral supplements using NuCycle's technology.

In September 2001 the Company then sold NuCycle to certain investors for the same $400,000 to recoup the Company's investment. Certain of the investors are also shareholders and officers of the Company. NuCycle desired to pursue the development of drugs and pharmaceuticals with its technology and the Company did not want to fund such development.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES


Date: September 24, 2001           By: /s/ Seymour Flug
                                       -----------------------------------------
                                           Seymour Flug,
                                           President and Chief Executive Officer

Date: September 24, 2001           By: /s/ Eric Friedman
                                       -----------------------------------------
                                           Eric Friedman,
                                           Chief Financial Officer