Form 10QSB
period 2001-09-30
CHEM INTERNATIONAL INC
filed 2001-11-14
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549
                                     ------


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended  September 30, 2001      Commission File Number  000-28876


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

                                            Yes    X        No
                                                -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding as of October 27, 2001
Common Stock, Par Value                                   6,228,720

INTEGRATED HEALTH TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------

Part I: Financial Information

Item 1: Consolidated Financial Statements

        Independent Auditor's Review Report ............................  1

        Consolidated Balance Sheet as of September 30, 2001
        [Unaudited] ...................................................   2...3

        Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 [Unaudited] ..................  4

        Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2001 [Unaudited] ....................  5

        Consolidated Statements of Cash Flows for three months ended
        September 30, 2001 and 2000 [Unaudited] ........................  6...7

        Notes to Consolidated Financial Statements [Unaudited] .........  8...13

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations .....................................   14..15

Part II: Other Information .............................................  16

Signature ..............................................................  17

                     Independent Accountants' Review Report


We have reviewed the accompanying condensed consolidated balance sheet of Integrated Health Technologies, Inc. and Subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three months ended September 30, 2001 and 2000, and condensed consolidated statements of cash flows for three months ended September 30, 2001 and 2000, and condensed consolidated statement of stockholders' equity for the three months ended September 30, 2001.These condensed consolidated financial statements are the responsibility of the company's management.

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



                                             /s/ Amper, Politziner & Mattia P.A.


November 2, 2001

INTEGRATED HEALTH TECHNOLOGIES, INC.
-----------------------------------
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                         $ 1,283,097
   Accounts Receivable - Net                                           1,947,431
   Deferred Income Taxes                                                 190,000
   Inventories                                                         3,751,906
   Due From NuCycle Therapy, Inc.                                         68,540
   Prepaid Expenses and Other Current Assets                             168,084
   Refundable Federal Income Taxes                                       625,000
                                                                     -----------

   Total Current Assets                                                8,034,058
                                                                     -----------


Property and Equipment - Net                                           2,364,203
                                                                     -----------


Other Assets:
   Deferred Tax Asset                                                     98,000
   Security Deposits and Other Assets                                    107,528
                                                                     -----------

   Total Other Assets                                                    205,528
                                                                     -----------

   Total Assets                                                      $10,603,789
                                                                     ===========



See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
-----------------------------------
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                $  2,118,901
   Notes Payable                                                        665,762
   Accrued Expenses and Other Current Liabilities                       290,200
   Federal Income Taxes Payable                                         360,000
   Accrued Expenses - Related Party                                     122,400
   Capital Lease Obligation                                              12,203
                                                                   ------------

   Total Current Liabilities                                          3,569,466
                                                                   ------------

Non-Current Liabilities:
   Capital Lease Obligation                                              21,060
                                                                   ------------

   Total Non-Current Liabilities                                         21,060
                                                                   ------------
Commitments and Contingencies [10]                                           --
                                                                   ------------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
     $ .002 Par Value, No Shares Issued                                      --

   Common Stock - Authorized 25,000,000 Shares,
     $ .002 Par Value, 6,228,720 Shares Issued and Outstanding           12,457

   Additional Paid-in Capital                                         6,113,582

   Retained Earnings                                                    916,055
                                                                   ------------
                                                                      7,042,094
   Less Treasury Stock at cost, 25,800 shares                           (28,831)
                                                                   ------------

   Total Stockholders' Equity                                         7,013,263
                                                                   ------------

   Total Liabilities and Stockholders' Equity                      $ 10,603,789
                                                                   ============



See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
-----------------------------------
CONSOLIDATED STATEMENTS OF OPERATION
[UNAUDITED]
--------------------------------------------------------------------------------

                                                        Three months ended
                                                           September 30,
                                                         2001           2000
                                                     -----------    -----------
Sales                                                $ 5,084,994    $ 2,428,460

Cost of Sales                                          4,186,273      2,225,651
                                                     -----------    -----------

Gross Profit                                             898,721        202,809

Selling and Administrative Expenses                      932,050        722,620
                                                     -----------    -----------

Operating [Loss]                                         (33,329)      (519,811)
                                                     -----------    -----------

Other Income [Expense]:
Administrative Fee Income                                 90,559             --
Consulting Fee Income                                     12,000             --
Gain on Settlement of Lawsuit                          1,157,960             --
Interest Expense                                         (21,343)       (20,192)
Interest and Investment Income                             4,490         16,237
                                                     -----------    -----------

Total Other Income [Expense]                           1,243,666         (3,955)
                                                     -----------    -----------

Income [Loss] Before Income Taxes                      1,210,337       (523,766)

Federal and State Income Tax [Benefit]                   388,804       (196,880)
                                                     -----------    -----------

Net Income [Loss]                                    $   821,533    $  (326,886)
                                                     ===========    ===========

Net Income [Loss] Per Common  Share:
Basic                                                $       .13    $      (.06)
                                                     ===========    ===========
Diluted                                              $       .13    $      (.06)
                                                     ===========    ===========

Average Common Shares Outstanding                      6,228,720      5,178,300

Dilutive Potential Common Shares:
Warrants and Options, which are anti-dilutive                 --             --
                                                     -----------    -----------

Average Common Shares
Outstanding-assuming dilution                          6,228,720      5,178,300
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements

INTEGRATED HEALTH TECHNOLOGIES, INC.
------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2001
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                   Additional                                                  Total
                                                                   ----------                                                  -----
                               Common Stock         Preferred         Paid-in         Retained    Treasury Stock       Stockholders'
                               ------------         ---------         -------         --------    --------------       -------------
                          Shares       Par Value        Stock         Capital         Earnings   Shares      Cost             Equity
                          ------       ---------        -----         -------         --------   ------      ----             ------
  Balance-
  July 1, 2001         6,228,720        $ 12,457     $      --    $ 6,113,582       $  94,522    25,800    $(28,831)     $ 6,191,730


  Net Income
for  the three
  months ended
  September 30, 2001          --              --            --             --         821,533        --          --          821,533
                       ---------        --------     ---------    -----------       ---------    ------    ---------     -----------


  Balance-
  September 30, 2001   6,228,720        $ 12,457     $      --    $ 6,113,582       $ 916,055    25,800    $(28,831)     $ 7,013,263
                       =========        ========     =========    ===========       =========    ======    =========     ===========



See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                          Three months ended
                                                            September 30,
                                                         2001           2000
                                                     -----------    -----------
Operating Activities:
  Net Income [Loss]                                  $   821,533    $  (326,886)
                                                     -----------    -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
    [Used for] Operating Activities:
    Depreciation and Amortization                         80,198         75,069
    Deferred Income Taxes                                 26,000        (40,000)
    Bad Debt Expense                                       9,000          9,000
  Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                  257,843          1,404
    Inventories                                         (153,061)      (842,048)
    Refundable Federal Income Taxes                           --       (160,000)
    Due From NuCycle Therapy, Inc.                       (33,118)            --
    Prepaid Expenses and Other Current Assets             33,483        (26,104)
    Security Deposits and Other Assets                    11,582          3,310
  [Decrease] Increase in:
    Accounts Payable                                     (57,251)      (294,872)
    Federal and State Income Taxes Payable               360,000             --
    Accrued Expenses and Other Liabilities              (231,710)        78,801
                                                     -----------    -----------
Total Adjustments                                        302,966     (1,195,440)
                                                     -----------    -----------
Net Cash - Operating Activities                        1,124,499     (1,522,326)
                                                     -----------    -----------

Investing Activities:
  Loans to Stockholders                                  (68,578)            --
  Repayment of Note Receivable                           173,993             --
  Note Receivable                                       (141,050)            --
  Purchase of Property and Equipment                     (94,089)       (32,335)
                                                     -----------    -----------
Net Cash-Investing Activities                           (129,724)       (32,335)
                                                     -----------    -----------

Financing Activities:
  Proceeds from Notes Payable                          1,217,245        477,373
  Repayment of Notes Payable                          (1,304,507)       (15,718)
                                                     -----------    -----------
Net Cash-Financing Activities                            (87,262)       461,655
                                                     -----------    -----------

Net Increase/[Decrease] in Cash and Cash Equivalents     907,513     (1,093,006)
 Cash and Cash Equivalents - Beginning of Periods        375,584      1,823,009
                                                     -----------    -----------
 Cash and Cash Equivalents - End of Periods          $ 1,283,097    $   730,003
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLGIES, INC.
-----------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                             Three  months ended
                                                                 September 30,
                                                               2001        2000
                                                             -------     -------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                  $21,343     $16,180
   Income Taxes                                              $   425     $ 2,080




See accompanying notes to condensed consolidated financial statements.

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

[2[ Liquidity

The Company currently has purchases orders of approximately $3 million dollars on hand for shipment in the second and third quarters of fiscal 2002. The Company believes that anticipated sales coupled with the purchase orders and the remaining balance available under the revolving line of credit will meet cash needs for operations.

[3] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2002.

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

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $80,198 and $75,069 for the three months ended September 30, 2001 and 2000, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[3] Summary of Significant Accounting Policies (Continued)

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $14,047 and $39,177 for the three months ended September 30, 2001 and 2000 respectively.

[4] Inventories

Inventories consist of the following at September 30, 2001:

Raw Materials                                                       $  1,771,448
Work-in-Process                                                          956,690
Finished Goods                                                         1,023,768
                                                                    ------------

Total                                                               $  3,751,906
-----                                                               ============

[5] Property and Equipment

Property and equipment comprise the following at September 30, 2001:

Land and Building                                                   $  1,250,000
Leasehold Improvements                                                 1,157,960
Machinery and Equipment                                                2,751,768
Machinery and Equipment Under Capital Leases                             156,561
Transportation Equipment                                                  32,152
                                                                    ------------
Total                                                                  5,348,441
Less: Accumulated Depreciation and Amortization                        2,984,238
                                                                    ------------

    Total                                                           $  2,364,203
    -----                                                           ============

[6] Notes Payable

Notes Payable:
    Bio Merieux Vitek, Inc. (a)                                     $     11,497
    Medallion Business Credit, LLC (b)                                   654,211
    Summit Business Capital Corp. (c)                                         54
    Merchant Financial Corporation (d)                                        --
                                                                    ------------
    Totals                                                               665,762
    Less: Current Portion                                                665,762
                                                                    ------------

 Non-current Portion                                                $         --
 -------------------                                                ============

(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b) Under the terms of a revolving credit note which expires on November 5, 2001, the Company may borrow up to $1,000,000 at 3% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated Health Technologies, Inc., and it's two operating subsidiaries, Manhattan Drug Company, Inc. and Vitamin Factory, Inc. The note has been guaranteed by the Company's principal stockholder. At September 30, 2001 the interest rate was 10.5%.

     The loan agreement with Medallion Business Credit, LLC contains certain financial covenants relating to the maintenance of specified liquidity, and tangible net worth. At September 30, 2001 the Company was in compliance with its tangible net worth and working capital covenants.

INTEGRATED HEALTH TECHNOLGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[6] Notes Payable (Continued)

(c) Non-Interest bearing Promissory Note dated August 30, 2000 providing for ten consecutive monthly installments for the purchase of inventory.

(d) Under the terms of a revolving credit note which expires on December 21, 2002, the Company may borrow up to $1,000,000 at 4% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of IHT Health Products, Inc. a subsidiary of Integrated Health Technologies, Inc. At September 30, 2001 there were no borrowings under the credit line.

The following are maturities of long-term debt for each of the next five years:
September 30,
-------------
   2002                                                            $     665,762
   2003                                                                       --
   2004                                                                       --
   2005                                                                       --
   2006                                                                       --
                                                                   -------------

Totals                                                             $     665,762
------                                                             =============

[7] Capital Lease

The Company acquired warehouse and office equipment under the provisions of two long-term leases. The leases expire in March 2003, and July 2003, respectively. The equipment under the capital leases as of September 30, 2001 had a cost of $47,016 accumulated depreciation of $11,897 with a net book value of $35,119.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at September 30, 2001 are as follows:

Total Minimum Lease Payments                                       $      47,016
Amount Representing Interest                                            (13,753)
                                                                   -------------

Present Value of Net Minimum Lease Payment                                33,263
Current Portion                                                         (12,203)
                                                                   -------------

   Long-Term Capital Lease Obligation                              $      21,060
   ----------------------------------                              =============

The following are maturities of long-term capital lease obligations:

September 30,
------------
2002                                                                     $12,203
2003                                                                      12,664
2004                                                                       6,229
2005                                                                       2,167
                                                                   -------------
Total                                                              $      33,263
                                                                   -------------

[8] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2001 the Company's uninsured cash balances totaled approximately $1,515,000. The Company does not require collateral in relation to cash credit risk.

INTEGRATED HEALTH TECHNOLGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[Significant Risks and Uncertainties (Continued)

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at September 30, 2001 is $137,389.

[9] Major Customer

For the three months ended September 30, 2001 and 2000, approximately 50% and 41% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. Two other customers accounted for 15% of consolidated sales for the three months ended September 30, 2001 and no other customers accounted for more than 10% of consolidated net sales for the three months ended September 30, 2000. Accounts receivable from these customers comprised approximately 45% and 46% of total accounts receivable at September 30, 2001 and 2000, respectively.

[10] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the three months ended September 30, 2001 and 2000 on this lease was approximately $112,000 and $108,000 respectively.

Other Lease Commitments - The Company leases warehouse equipment for a five year period providing for an annual rental of $15,847 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2004.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                    Related
                                    Lease         Party Lease
September 30,                    Commitment        Commitment           Total
-------------------------        ----------        ----------         ----------
  2002                            $ 95,755         $  323,559         $  419,314
  2003                              52,519            323,559            376,078
  2004                              35,482            323,559            359,041
  2005                               8,124            323,559            331,683
  2006                               4,739            323,559            328,298
  Thereafter                            --          2,769,025          2,769,025
                                  --------         ----------         ----------
  Total                           $196,619         $4,386,820         $4,583,439
-------------------------         ========         ==========         ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $133,00 and $128,000 for the three months ended September 30, 2001 and 2000, respectively. Rent expense is stated net of sublease income of approximately $200 and $1,050 for the three months ended September 30, 2001 and 2000, respectively.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[10] Commitments and Contingencies (Continued)

[B] Employment Agreements - Effective July 1, 1999, the Company entered into three year employment agreements with its four executive officers which provide for aggregate annual salaries of $495,000 for the year ending June 30, 2002. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin Health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of September 30, 2001.

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

[11] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's chairman of the board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three months ended September 30, 2001 and 2000, by the Company was $6,600 and $6,600, respectively.

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

[13] New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company adopted SFAS No 133 in the fiscal year ending June 30, 2001. SFAS No. 133 is not expected to have a material impact on the financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[14] Equity Transactions

On May 21, 2001 the company made a tender offer for all of the outstanding common stock of NuCycle Therapy, Inc. and all outstanding warrants. The total consideration offered was $400,000. On July 11, 2001, the tender offer was accepted and resulted in Chem Acquisition Corp.(a wholly-owned subsidiary) acquiring 2,298,309 shares of NuCycle Therapy, Inc. common stock which represented approximately 72% of NuCycle. On September 1, 2001 the Company then sold NuCycle to certain investors for the same $400,000 to recoup the Company's investment. Certain of the investors are also shareholders and officers of the Company. There was no gain or loss on the sale of NuCycle Therapy, Inc.

Sales, gross profit and selling and administrative expenses for the period from July 11, 2001(date of acquisition) through September 1, 2001(date of sale), respectively, totaled $30,629, $12,963 and $20,890.

The Company, on September 1, 2001, then entered into a Licensing Agreement with NuCycle whereby the Company obtained exclusive license to manufacture, market and sell vitamin and mineral supplements using NuCycle's technology.

[15] Subsequent Events

[A] Incentive Stock Options-On October 19, 2001, the Company granted 236,250 incentive stock options for a term of ten years commencing on October 19, 2001 to its officers and employees at the exercise price of $.075 per share and 130,000 stock options at $.0825 per share for a term of five years commencing on October 19, 2001.

[B] Non-Statutory Stock Options-On October 19, 2001, the Company granted 493,750 non-statutory stock options to officers, directors and members of its Scientific Advisory Board at the exercise price of $.075 for a term of ten years commencing on October 19, 2001 and 270,000 non-statutory stock options at $.0825 for a term of 10 years commencing on October 19, 2001.

Item 2.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Three months ended September 30, 2001 Compared to three months ended September 30, 2000

Results of Operations

The Company's net income for the three months ended September 30, 2001 was $821,533 as compared to the net loss of $(326,886) for the three months ended September 30, 2000. This increase in net income of approximately $1,150,000 is primarily the result of a $550,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $700,000, an increase in other income of approximately $1,160,000 due to the settlement of a Class Action Lawsuit and an increase in Federal and state income taxes of approximately $600,000.

Sales for the three months ended September 30, 2001 and 2000 were $5,084,994 and $2,428,460, respectively, an increase of approximately $2,700,000 or 110%. For the three months ended September 30, 2001the Company had sales to one customer, who accounted for 45% of net sales in 2001 and 41% in 2000. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the three months ended September 30, 2001 totaled $60,604 as compared to $136,868 for the three months ended September 30, 2000, a decrease of 56%. The Company has been experiencing a decline in mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $638,526 for the three months ended September 30, 2001 as compared to $532,625 for the three months ended September 30, 2000, an increase of $105,901 or 20%.

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the three months ended September 30, 2001 totaled $975,609 as compared to $457,398 for the month ended September 30, 2000.

Cost of sales increased to $4,186,273 for the three months ended September 30, 2001 as compared to $2,225,651 for the three months ended September 30, 2000. Cost of sales decreased as a percentage of sales to 82% for the three months ended September 30, 2001 from 92% for the three months ended September 30, 2000. The decrease in cost of sales is due to greater manufacturing efficiencies.

Selling and administrative expenses for the three months ended September 30, 2001 were $932,050 versus $722,620 for the same period a year ago. The increase of $209,430 was primarily attributable to a decrease in officers salaries of $51,990, an increase in consulting fees of $71,449, an increase in public relations fees of $21,602 and an increase in office salaries of $81,070 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income [expense] was $1,243,666 for the three months ended September 30, 2001 as compared to $(3,955) for the three months ended September 30, 2000. The increase of $1,247,621 is primarily the result of the proceeds received of $1,157,960 from the settlement of a Class Action Lawsuit.

Liquidity and Capital Resources

At September 30, 2001 the Company's working capital was $4,464,592 an increase of $741,354 over working capital at June 30, 2001. Cash and cash equivalents were $1,283,097 at September 30, 2001, an increase of $907,513 from June 30, 2001. The Company generated $1,124,499 and utilized $1,522,326 for operations for the three months ended September 30, 2001 and 2000, respectively.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued

The primary reasons for the increase in cash provided for operations for the three months ended September 30, 2001 are net income of approximately $820,000, a decrease in accounts receivable of approximately $260,000,an increase in inventories of approximately $150,000, an increase in accrued expenses of approximately $230,000 and an increase in Federal Income Taxes Payable. The Company currently has purchase orders of approximately $2.2 million dollars on hand for shipment in the second and third quarters of fiscal 2002. The Company believes that anticipated sales coupled with the purchase orders and the remaining balance available under the revolving line of credit will meet the cash needs for operations.

The Company utilized $129,724 and $32,335 in investing activities for the three months ended September 30, 2001 and 2000, respectively. The Company utilized net cash of $87,262 and generated $461,655 from debt financing activities for the three months ended September 30, 2001 and 2000, respectively.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at 3.0% above the prime interest rate and expires on November 5, 2001. At September 30, 2001 the balance due under the revolving line of credit was $654,211.

The Company's total annual commitment at September 30, 2001 for the next five years of $1,754,681 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

Effective July 1, 1999, the Company entered into three year employment agreements with four executive officers which provide for aggregate annual salaries of $495,000 for the year sending June 30, 2002.

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



                                      INTEGRATED HEALTH TECHNOLOGIES, INC.

Date:   November 9, 2001              By:/s/ Seymour Flug
                                         ---------------------------------------
                                         Seymour Flug,
                                         President and Chief Executive Officer

Date:   November 9, 2001               By:/s/ Eric Friedman
                                          --------------------------------------
                                          Eric Friedman,
                                          Chief Financial Officer