Form 10QSB
period 2001-12-31
CHEM INTERNATIONAL INC
filed 2002-02-12
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                     ------


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended  December 31, 2001        Commission File Number 000-28876

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

                                            Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding as of January 25, 2002
---------------------------                 ----------------------------------

Common Stock, Par Value                                  6,228,720

INTEGRATED HEALTH TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


Part I: Financial Information

Item 1: Consolidated Financial Statements

        Independent Auditor's Review Report ...........................  1

        Consolidated Balance Sheet as of December 31, 2001
        [Unaudited] ...................................................  2 ...3

        Consolidated Statements of Operations for the three and six months ended December 31, 2001 and 2000 [Unaudited] ...........  4

        Consolidated Statement of Stockholders' Equity for the six
        months ended December 31, 2001 [Unaudited] ....................  5

        Consolidated Statements of Cash Flows for six months ended
        December 31, 2001 and 2000 [Unaudited] ........................  6 ...7

        Notes to Consolidated Financial Statements [Unaudited] ........  8 ...13

Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................  14 ..16

Part II: Other Information ............................................  17

Signature .............................................................  18

                     Independent Accountants' Review Report


We have reviewed the accompanying condensed consolidated balance sheet of Integrated Health Technologies, Inc. and Subsidiaries (formerly Chem International, Inc.) as of December 31, 2001, and the related condensed consolidated statements of operations for the six months ended December 31, 2001 and 2000, and condensed consolidated statements of cash flows for the six months ended December 31, 2001 and 2000, and condensed consolidated statement of stockholders' equity for the six months ended December 31, 2001. These condensed consolidated financial statements are the responsibility of the company's management.

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


                       /s/ Amper, Politziner & Mattia P.A.


February 4, 2002

INTEGRATED HEALTH TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                        $  2,121,128
   Accounts Receivable - Net                                           1,415,249
   Deferred Income Taxes                                                 151,000
   Inventories                                                         3,404,273
   Due From NuCycle Therapy, Inc.                                         79,535
   Prepaid Expenses and Other Current Assets                             251,638
                                                                    ------------

   Total Current Assets                                                7,422,823
                                                                    ------------

Property and Equipment - Net                                           2,327,700
                                                                    ------------

Other Assets:
   Deferred Tax Asset                                                    102,000
   Security Deposits and Other Assets                                    111,375
                                                                    ------------

   Total Other Assets                                                    213,375
                                                                    ------------

   Total Assets                                                     $  9,963,898
                                                                    ============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                               $   1,992,631
   Notes Payable                                                          8,280
   Accrued Expenses and Other Current Liabilities                       284,067
   Federal and State Income Taxes Payable                               305,000
   Accrued Expenses - Related Party                                     122,400
   Capital Lease Obligation                                              12,698
                                                                  -------------

   Total Current Liabilities                                          2,725,076
                                                                  -------------

Non-Current Liabilities:
   Capital Lease Obligation                                              17,694
                                                                  -------------

   Total Non-Current Liabilities                                         17,694
                                                                  -------------
Commitments and Contingencies [10]                                           --
                                                                  -------------
Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
     $.002 Par Value, No Shares Issued                                       --

   Common Stock - Authorized 25,000,000 Shares,
     $.002 Par Value, 6,228,720 Shares Issued and Outstanding            12,457

   Additional Paid-in Capital                                         6,113,582

   Retained Earnings                                                  1,123,920
                                                                  -------------
                                                                      7,249,959
   Less Treasury Stock at cost, 25,800 shares                           (28,831)
                                                                  -------------

   Total Stockholders' Equity                                         7,221,128
                                                                  -------------

   Total Liabilities and Stockholders' Equity                     $   9,963,898
                                                                  =============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                  Three months ended                       Six months ended
                                                                     December 31,                            December 31,
                                                                     ------------                            ------------

                                                               2001                2000                2001                2000
                                                               ----                ----                ----                ----
Sales                                                      $  6,375,881        $  3,063,629        $ 11,460,875        $  5,492,089

Cost of Sales                                                 4,986,562           2,906,997           9,172,835           5,132,648
                                                           ------------        ------------        ------------        ------------

Gross Profit                                                  1,389,319             156,632           2,288,040             359,441

Selling and Administrative Expenses                           1,049,458           1,010,216           1,981,508           1,732,836
                                                           ------------        ------------        ------------        ------------

Operating Income/[Loss]                                         339,861            (853,584)            306,532          (1,373,395)
                                                           ------------        ------------        ------------        ------------

Other Income [Expense]:
Administrative Fee Income                                        71,497              50,000             162,056              50,000
Consulting Fee Income                                            12,000                  --              24,000                  --

Gain on Settlement of Lawsuit                                        --                  --           1,157,960                  --

Interest Expense                                                (18,381)            (28,055)            (39,724)            (48,247)

Interest and Investment Income                                    5,326               2,208               9,816              18,445
                                                           ------------        ------------        ------------        ------------

Total Other Income [Expense]                                     70,442              24,153           1,314,108              20,198
                                                           ------------        ------------        ------------        ------------

Income [Loss] Before Income Taxes                               410,303            (829,431)          1,620,640          (1,353,197)

Federal and State Income Tax [Benefit]                          202,438            (208,835)            591,242            (405,715)
                                                           ------------        ------------        ------------        ------------

Net Income [Loss]                                          $    207,865        $   (620,596)       $  1,029,398        $   (947,482)
                                                           ============        ============        ============        ============

Net Income [Loss] Per Common  Share:
Basic                                                      $        .03        $       (.11)       $        .17        $       (.17)
                                                           ============        ============        ============        ============
Diluted                                                    $        .03        $       (.11)       $        .15        $       (.17)
                                                           ============        ============        ============        ============

Average Common Shares Outstanding                             6,228,720           6,228,720           6,228,720           5,703,510

Dilutive Potential Common Shares:
Options                                                         896,630                  --             448,315                  --
                                                           ------------        ------------        ------------        ------------

Average Common Shares
Outstanding-assuming dilution                                 7,125,350           6,228,720           6,677,035           5,703,510
                                                           ============        ============        ============        ============

See accompanying notes to condensed consolidated financial statements

INTEGRATED HEALTH TECHNOLOGIES, INC.
------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
ENDED DECEMBER 31, 2001
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                  Additional                                                Total
                                 Common Stock        Preferred       Paid-in     Retained       Treasury Stock      Stockholders'
                             Shares      Par Value       Stock       Capital     Earnings     Shares        Cost           Equity
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------    ----------
Balance-
July 1, 2001                6,228,720   $   12,457   $       --   $6,113,582   $   94,522       25,800   $  (28,831)   $6,191,730

Net Income
for the six
months ended
December 31, 2001                  --           --           --           --    1,029,398           --           --     1,029,398
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance-
December 31, 2001           6,228,720   $   12,457   $       --   $6,113,582   $1,123,920       25,800   $  (28,831)   $7,221,128
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========    ==========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.
------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                Six months ended
                                                                                  December 31,
                                                                                  ------------
                                                                           2 0 0 1             2 0 0 0
                                                                           -------             -------
Operating Activities:
  Net Income [Loss]                                                     $   1,029,398       $    (947,482)
                                                                        -------------       -------------
  Adjustments to Reconcile Net Income [Loss] to Net Cash
    Provided By [Used for] Operating Activities:
    Depreciation and Amortization                                             167,550             169,503
    Deferred Income Taxes                                                      61,000               5,000
    Bad Debt Expense                                                           56,782              18,000
  Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                                       742,243            (251,700)
    Inventories                                                               194,572          (1,074,861
    Refundable Federal Income Taxes                                           625,000            (416,000)
    Due From NuCycle Therapy, Inc.                                            (44,113)                 --
    Prepaid Expenses and Other Current Assets                                  18,234            (100,492)
    Security Deposits and Other Assets                                         12,232              (2,567)
  [Decrease] Increase in:
    Accounts Payable                                                         (183,521)            697,516
    Federal and State Income Taxes Payable                                    305,000                  --
    Accrued Expenses and Other Liabilities                                   (237,843)            226,133
                                                                        -------------       -------------
Total Adjustments                                                           1,717,136            (729,468)
                                                                        -------------       -------------
Net Cash - Operating Activities                                             2,746,534          (1,676,950)
                                                                        -------------       -------------
Investing Activities:
  Loans to Stockholders                                                       (73,075)                 --
  Repayment of Note Receivable                                                173,993                  --
  Note Receivable                                                            (141,050)                 --
  Purchase of Property and Equipment                                         (144,938)            (53,967)
                                                                        -------------       -------------
Net Cash-Investing Activities                                                (185,070)            (53,967)
                                                                        -------------       -------------

Financing Activities:
  Proceeds from Notes Payable                                               1,807,245             494,932
  Repayment of Notes Payable                                               (2,623,165)           (166,123)
                                                                        -------------       -------------
Net Cash-Financing Activities                                                (815,920)            328,809
                                                                        -------------       -------------

Net Increase/[Decrease] in Cash and Cash Equivalents                        1,745,544          (1,402,108)
 Cash and Cash Equivalents - Beginning of Periods                             375,584           1,823,009
                                                                        -------------       -------------
 Cash and Cash Equivalents - End of Periods                             $   2,121,128       $     420,901
                                                                        =============       =============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLGIES, INC.
-----------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------


                                                             Six months ended
                                                             ----------------
                                                               December 31,
                                                               ------------
                                                            2001         2000
                                                            ----         ----
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                             $   39,724   $   16,180
   Income Taxes                                         $  225,425   $    2,080



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

[2[ Liquidity

The Company currently has purchases orders of approximately $2 million dollars on hand for shipment in the third and fourth quarters of fiscal 2002. The Company believes that anticipated sales coupled with the purchase orders and the remaining balance available under the revolving line of credit will meet cash needs for operations.

[3] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Inter-company transactions and balances have been eliminated in consolidation.

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2002.

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

Machinery  and  equipment  are  depreciated  using  accelerated   methods  while
leasehold improvements are amortized on a straight-line basis. Depreciation expense was $167,550 and $169,503 for the six months ended December 31, 2001 and 2000, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[3] Summary of Significant Accounting Policies (Continued)

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $16,333 and $65,999 for the six months ended December 31, 2001 and 2000 respectively.

[4] Inventories

Inventories consist of the following at December 31, 2001:

Raw Materials                                                $ 1,539,195
Work-in-Process                                                  796,698
Finished Goods                                                 1,068,380
                                                             -----------

Total                                                        $ 3,404,273
                                                             ===========

[5] Property and Equipment

Property and equipment comprise the following at December 31, 2001:

Land and Building                                            $ 1,250,000
Leasehold Improvements                                         1,157,960
Machinery and Equipment                                        2,802,616
Machinery and Equipment Under Capital Leases                     156,561
Transportation Equipment                                          32,152
                                                             -----------
Total                                                          5,399,289
Less: Accumulated Depreciation and Amortization                3,071,589
                                                             -----------

    Total                                                    $ 2,327,700
                                                             ===========

[6] Notes Payable

Notes Payable:
    Bio Merieux Vitek, Inc. (a)                              $     8,280
    Merchant Financial Corporation (b)                                --
                                                             -----------
    Totals                                                         8,280
    Less: Current Portion                                          8,280
                                                             -----------

 Non-current Portion                                         $        --
                                                             ===========

(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b) Under the terms of a revolving credit note which expires on December 21, 2002, the Company may borrow up to $1,000,000 at 4% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of IHT Health Products, Inc. a subsidiary of Integrated Health Technologies, Inc. At December 31, 2001 there were no borrowings under the credit line.

The  loan  agreement  with  Merchant  Financial   Corporation  contains  certain
financial covenants relating to the maintenance of tangible net worth. At December 31, 2001 the Company was in compliance with its tangible net worth covenants.

INTEGRATED HEALTH TECHNOLGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[6] Notes Payable (Continued)

The following are maturities of long-term debt for each of the next five years:

December 31,
------------
   2002                                                      $     8,280
   2003                                                               --
   2004                                                               --
   2005                                                               --
   2006                                                               --
                                                             -----------

Totals                                                       $     8,280
                                                             ===========

[7] Capital Lease

The Company acquired warehouse and office equipment under the provisions of two long-term leases. The leases expire in March 2003, and July 2003, respectively. The equipment under the capital leases as of December 31, 2001 had a cost of $47,016 accumulated depreciation of $13,576 with a net book value of $33,440.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at December 31, 2001 are as follows:

Total Minimum Lease Payments                                 $    47,016
Amount Representing Interest                                     (16,624)
                                                             -----------

Present Value of Net Minimum Lease Payment                        30,392
Current Portion                                                  (12,698)
                                                             -----------

   Long-Term Capital Lease Obligation                        $    17,694
                                                             ===========

The following are maturities of long-term capital lease obligations:

December 31,
------------
   2002                                                      $    12,698
   2003                                                           10,678
   2004                                                            5,953
   2005                                                            1,063
                                                             -----------

Total                                                        $    30,392
                                                             ===========

[8] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001 the Company's uninsured cash balances totaled approximately $1,934,000. The Company does not require collateral in relation to cash credit risk.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[Significant Risks and Uncertainties (Continued)

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at December 31, 2001 is $47,460.

[9] Major Customer

For the six months ended December 31, 2001 and 2000, approximately 53% and 69% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. Two other customers accounted for 20% and 13% of consolidated sales for the six months ended December 31, 2001 and no other customers accounted for more than 10% of consolidated net sales for the six months ended December 31, 2001. Accounts receivable from these customers comprised approximately 40% and 46% of total accounts receivable at December 31, 2001 and 2000, respectively.

[10] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the six months ended December 31, 2001 and 2000 on this lease was approximately $225,000 and $221,000 respectively.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                      Related
                                      Lease         Party Lease
December 31,                        Commitment       Commitment          Total
------------                        ----------       ----------          -----

 2002                              $    91,191      $   323,559      $   414,750
 2003                                   55,562          323,559          379,121
 2004                                   26,684          323,559          350,243
 2005                                    8,124          323,559          331,683
 2006                                    2,708          323,559          326,267
 Thereafter                                 --        2,688,135        2,688,135
                                   -----------      -----------      -----------
 Total                             $   184,269      $ 4,305,930      $ 4,490,199
                                   ===========      ===========      ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $265,000 and $245,000 for the six months ended December 31, 2001 and 2000, respectively. Rent expense is stated net of sublease income of approximately $400 and $2,200 for the six months ended December 31, 2001 and 2000, respectively.

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

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin Health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of December 31, 2001.

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

[E] Development and Supply Agreement - On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2002.

[11] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's chairman of the board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the six months ended December 31, 2001 and 2000, by the Company was $6,600 and $6,600, respectively.

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

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[14] Equity Transactions

[A] Tender Offer-On May 21, 2001 the company made a tender offer for all of the outstanding common stock of NuCycle Therapy, Inc. and all outstanding warrants. The total consideration offered was $400,000. On July 11, 2001, the tender offer was accepted and resulted in Chem Acquisition Corp.(a wholly-owned subsidiary) acquiring 2,298,309 shares of NuCycle Therapy, Inc. common stock which represented approximately 72% of NuCycle. On September 1, 2001 the Company then sold NuCycle to certain investors for the same $400,000 to recoup the Company's investment. Certain of the investors are also shareholders and officers of the Company. There was no gain or loss on the sale of NuCycle Therapy, Inc.

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

[B] Incentive Stock Options-On October 19, 2001, the Company granted 236,250 incentive stock options for a term of ten years commencing on October 19, 2001 to its officers and employees at the exercise price of $.075 per share and 130,000 stock options at $.0825 per share for a term of five years commencing on October 19, 2001.

[C] Non-Statutory Stock Options-On October 19, 2001, the Company granted 493,750 non-statutory stock options to officers, directors and members of its Scientific Advisory Board at the exercise price of $.075 for a term of ten years commencing on October 19, 2001 and 270,000 non-statutory stock options at $.0825 for a term of 10 years commencing on October 19, 2001.

Item 2.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Six months  ended  December 31, 2001  Compared to six months ended  December 31,
2000

Results of Operations

The Company's net income for the six months ended December 31, 2001 was $1,029,398 as compared to the net loss of $(947,482) for the six months ended December 31, 2000. This increase in net income of approximately $2,000,000 is primarily the result of a $1,700,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $1,900,00, an increase in other income of approximately $1,300,000 due to the settlement of a Class Action Lawsuit and an increase in Federal and state income taxes of approximately $1,000,000.

Sales for the six months ended December 31, 2001 and 2000 were $11,460,875 and $5,492,089, respectively, an increase of approximately $6,000,000 or 109%. For the six months ended December 31, 2001 the Company had sales to one customer, who accounted for 53% of net sales in 2001 and 69% in 2000. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the six months ended December 31, 2001 totaled $99,812 as compared to $252,202 for the six months ended December 31, 2000, a decrease of 60%. The Company has been experiencing a decline in mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $1,235,378 for the six months ended December 31, 2001 as compared to $1,134,609 for the six months ended December 31, 2000, an increase of $100,769 or 9%.

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the six months ended December 31, 2001 totaled $1,695,448 as compared to $1,148,185 for the four months ended December 31, 2000.

Cost of sales increased to $9,172,835 for the six months ended December 31, 2001 as compared to $5,132,648 for the six months ended December 31, 2000. Cost of sales decreased as a percentage of sales to 80% for the six months ended December 31, 2001 from 93% for the six months ended December 31, 2000. The decrease in cost of sales is due to greater manufacturing efficiencies.

Selling and administrative expenses for the six months ended December 31, 2001 were $1,981,508 versus $1,732,836 for the same period a year ago. The increase of $248,672 was primarily attributable to a decrease in advertising of $49,666, an increase in bad debt expense of $38,782, an increase in royalty and commission expense of $56,782, a decrease in officers salaries of $102,737, an increase in consulting fees of $68,421, an increase in public relations fees of $22,982 and an increase in office salaries of $101,374 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income [expense] was $1,314,108 for the six months ended December 31, 2001 as compared to $20,198 for the six months ended December 31, 2000. The increase of $1,293,910 is primarily the result of the proceeds received of $1,157,960 from the settlement of a Class Action Lawsuit and the increase in administrative fee income of $112,056.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Three months ended December 31, 2001 Compared to three months ended December 31, 2000

Results of Operations

The Company's net income for the three months ended December 31, 2001 was $207,865 as compared to the net loss of $(620,596) for the three months ended December 31, 2000. This increase in net income of approximately $830,000 is primarily the result of a $1,200,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $1,230,000, and an increase in Federal and state income taxes of approximately $400,000.

Sales for the three months ended December 31, 2001 and 2000 were $6,375,881 and $3,063,629, respectively, an increase of approximately $3,300,000 or 108%. For the three months ended December 31, 2001 the Company had sales to one customer, who accounted for 55% of net sales in 2001 and 43% in 2000. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the three months ended December 31, 2001 totaled $39,208 as compared to $115,334 for the three months ended December 31, 2000, a decrease of 66%. The Company has been experiencing a decline in mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $596,852 for the three months ended December 31, 2001 as compared to $601,984 for the three months ended December 31, 2000, a decrease of $5,132 or 1%.

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the three months ended December 31, 2001 totaled $719,838 as compared to $690,787 for the three months ended December 31, 2000, an increase of $29,051 or 4%.

Cost of sales increased to $4,986,562 for the three months ended December 31, 2001 as compared to $2,906,997 for the three months ended December 31, 2000. Cost of sales decreased as a percentage of sales to 78% for the three months ended December 31, 2001 from 95% for the three months ended December 31, 2000. The decrease in cost of sales is due to greater manufacturing efficiencies.

Selling and administrative expenses for the three months ended December 31, 2001 were $1,049,458 versus $1,010,216 for the same period a year ago. The increase of $39,242 was primarily attributable to a decrease in officers salaries of $50,744, a decrease in advertising of $24,536, an increase in bad debt expense of $38,782, an increase in royalty and commission expenses of $35,028, and an increase in office salaries of $45,381 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income [expense] was $70,442 for the three months ended December 31, 2001 as compared to $24,153 for the three months ended December 31, 2000. The increase of $46,289 is primarily the result of a decrease in interest expense of $9,674 and an increase in administrative fee income of $21,497.

Liquidity and Capital Resources

At December 31, 2001 the Company's working capital was $4,697,747 an increase of $1,009,931 over working capital at June 30, 2001. Cash and cash equivalents were $2,121,128 at December 31, 2001, an increase of $1,745,544 from June 30, 2001.
The Company generated $2,746,534 and utilized $1,676,950 for operations for the six months ended December 31, 2001 and 2000, respectively.

The primary reasons for the increase in cash provided for operations for the six months ended December 31, 2001 are net income of approximately $1,000,000, a decrease in accounts receivable of approximately $740,000, a decrease in inventories of approximately $195,000, a decrease in refundable Federal Income Taxes of approximately $625,000, a decrease in accrued expenses of approximately $240,000 and an increase in Federal and State Income Taxes Payable of approximately $300,000. The Company

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources-Continued

currently has purchase orders of approximately $2.2 million dollars on hand for shipment in the second and third quarters of fiscal 2002. The Company believes that anticipated sales coupled with the purchase orders and the remaining balance available under the revolving line of credit will meet the cash needs for operations.

The Company utilized $185,070 and $53,967 in investing activities for the six months ended December 31, 2001 and 2000, respectively. The Company utilized net cash of $815,920 and generated $328,809 from debt financing activities for the six months ended December 31, 2001 and 2000, respectively.

The Company's total annual commitment at December 31, 2001 for the next five years of $1,802,064 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

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


                                    INTEGRATED HEALTH TECHNOLOGIES, INC.

Date: February 4, 2002                 By:/s/ Seymour Flug
                                          ----------------------
                                          Seymour Flug,
                                          President and Chief Executive Officer

Date: February 4, 2002                 By:/s/ Eric Friedman
                                          ----------------------
                                          Eric Friedman,
                                          Chief Financial Officer