Form 10QSB
period 2002-03-31
CHEM INTERNATIONAL INC
filed 2002-05-14
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For the quarter ended March 31, 2002           Commission File Number 000-28876

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

        Class                                   Outstanding as of April 30, 2002
Common Stock, Par Value                                  6,228,720

INTEGRATED HEALTH TECHNOLOGIES, INC.

INDEX


Part I: Financial Information

Item 1: Consolidated Financial Statements

     Independent Auditor's Review Report ...............................   1

     Consolidated Balance Sheet as of March 31, 2002 [Unaudited] .......   2-3

     Consolidated Statements of Operations for the three and nine months
     ended March 31, 2002 and 2001 [Unaudited] .........................   4

     Consolidated Statement of Stockholders' Equity for the nine months
     ended March 31, 2002 [Unaudited] ..................................   5

     Consolidated Statements of Cash Flows for nine months ended
     March 31, 2002 and 2001 [Unaudited] ...............................   6-7

     Notes to Consolidated Financial Statements [Unaudited] ............   8-13

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................   14-16

Part II: Other Information .............................................   17

Signature ..............................................................   18

                     Independent Accountants' Review Report

We have reviewed the accompanying condensed consolidated balance sheet of Integrated Health Technologies, Inc. and Subsidiaries (formerly Chem International, Inc.) as of March 31, 2002, and the related condensed consolidated statements of operations for the three and nine months ended and the statements of cash flows and statement of stockholders' equity for the nine months ended March 31, 2002. These condensed consolidated financial statements are the responsibility of the company's management.

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



                                             /s/ Amper, Politziner & Mattia P.A.


April 23, 2002

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002
[UNAUDITED]

Assets:
Current Assets:
   Cash and Cash Equivalents                                          $1,525,848
   Accounts Receivable - Net                                           1,630,348
   Deferred Income Taxes                                                  90,000
   Inventories                                                         3,110,004
   Due From NuCycle Therapy, Inc.                                         90,530
   Prepaid Expenses and Other Current Assets                             293,804
                                                                      ----------

   Total Current Assets                                                6,740,534
                                                                      ----------

Property and Equipment - Net                                           2,346,467
                                                                      ----------

Other Assets:
   Deferred Tax Asset                                                    115,000
   Security Deposits and Other Assets                                    135,813
                                                                      ----------

   Total Other Assets                                                    250,813
                                                                      ----------

   Total Assets                                                       $9,337,814
                                                                      ==========


See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002
[UNAUDITED]

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                 $ 1,549,695
   Notes Payable                                                          3,353
   Accrued Expenses and Other Current Liabilities                       156,451
   Federal and State Income Taxes Payable                               238,850
   Capital Lease Obligation                                              13,263
                                                                    -----------

   Total Current Liabilities                                          1,961,612
                                                                    -----------

Non-Current Liabilities:
   Capital Lease Obligation                                              13,761
                                                                    -----------

   Total Non-Current Liabilities                                         13,761
                                                                    -----------
Commitments and Contingencies [10]                                           --
                                                                    -----------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
     $ .002 Par Value, No Shares Issued                                      --

   Common Stock - Authorized 25,000,000 Shares,
     $ .002 Par Value, 6,228,720 Shares Issued and Outstanding           12,457

   Additional Paid-in Capital                                         6,113,582

   Retained Earnings                                                  1,265,233
                                                                    -----------
                                                                      7,391,272
   Less Treasury Stock at cost, 25,800 shares                           (28,831)
                                                                    -----------

   Total Stockholders' Equity                                         7,362,441
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 9,337,814
                                                                    ===========


See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]


                                            Three months ended              Nine months ended
                                                  March 31,                     March 31,
                                                  ---------                     ---------

                                             2002           2001            2002           2001
                                         -----------    -----------    ------------    -----------

Sales                                    $ 5,278,366    $ 4,255,484    $ 16,739,241    $ 9,747,573

Cost of Sales                              4,072,267      3,818,379      13,245,102      8,951,027
                                         -----------    -----------    ------------    -----------

Gross Profit                               1,206,099        437,105       3,494,139        796,546

Selling and Administrative Expenses          984,936        945,265       2,966,444      2,678,101
                                         -----------    -----------    ------------    -----------

Operating Income/[Loss]                      221,163       (508,160)        527,695     (1,881,555)
                                         -----------    -----------    ------------    -----------

Other Income [Expense]:
Administrative Fee Income                     70,994         68,000         233,050        118,000
Consulting Fee Income                         12,000             --          36,000             --
(Loss) on Sale of Fixed Assets                    --        (14,817)             --        (14,817)
Gain on Settlement of Lawsuit                     --             --       1,157,960             --
Partnership Income                                --          8,765              --          8,765
Interest Expense                              (1,860)       (19,843)        (41,584)       (68,090)
Interest and Investment Income                 3,666             46          13,482         18,491
                                         -----------    -----------    ------------    -----------

Total Other Income [Expense]                  84,800         42,151       1,398,908         62,349
                                         -----------    -----------    ------------    -----------

Income [Loss] Before Income Taxes            305,963       (466,009)      1,926,603     (1,819,206)

Federal and State Income Tax [Benefit]       164,650       (151,968)        755,892       (557.683)
                                         -----------    -----------    ------------    -----------

Net Income [Loss]                        $   141,313    $  (314,041)   $  1,170,711    $(1,261,523)
                                         ===========    ===========    ============    ===========

Net Income [Loss] Per Common  Share:
Basic                                    $       .02    $      (.05)   $        .19    $      (.22)
                                         ===========    ===========    ============    ===========

Diluted                                  $       .02    $      (.05)   $        .17    $      (.22)
                                         ===========    ===========    ============    ===========

Average Common Shares Outstanding          6,228,720      6,228,720       6,228,720      5,876,025


Dilutive Potential Common Shares:
Options                                    1,141,578             --         864,091             --
                                         -----------    -----------    ------------    -----------

Average Common Shares
Outstanding-assuming dilution              7,370,298      6,228,720       7,092,811      5,876,025
                                         ===========    ===========    ============    ===========


See accompanying notes to condensed consolidated financial statements

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2002
[UNAUDITED]


                      Common Stock                Additional              Treasury Stock         Total
                      ------------     Preferred   Paid-in     Retained   --------------      Stockholders'
                   Shares   Par Value    Stock     Capital     Earnings   Shares     Cost        Equity
                 ---------  ---------   -------   ----------  ----------  ------   --------    ----------

Balance-
July 1, 2001     6,228,720   $12,457   $    --   $6,113,582   $   94,522   25,800   $(28,831)   $6,191,730


Net Income
for  the nine
months ended
March 31, 2002          --        --        --           --    1,170,711       --         --     1,170,711
                 ---------   -------   -------   ----------   ----------   ------   --------    ----------


Balance-
March 31, 2002   6,228,720   $12,457   $    --   $6,113,582   $1,265,233   25,800   $(28,831)   $7,362,441
                 =========   =======   =======   ==========   ==========   ======   ========    ==========


See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                           Nine months ended
                                                               March 31,
                                                               ---------
                                                         2 0 0 2        2 0 0 1
                                                       -----------    -----------
Operating Activities:
  Net Income [Loss]                                    $ 1,170,711    $(1,261,523)
                                                       -----------    -----------
  Adjustments to Reconcile Net Income [Loss] to
    Net Cash Provided By [Used
    for] Operating Activities:
    Depreciation and Amortization                          262,912        262,764
    Deferred Income Taxes                                  109,000        (12,000)
    Loss on Sale of Fixed Assets                                --         14,817
    Consulting Expense-Stock Options                            --          9,139
    Bad Debt Expense                                        89,391         27,000
  Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                    494,535       (519,378)
    Inventories                                            488,841       (572,962)
    Refundable Federal Income Taxes                        625,000       (334,648)
    Due From NuCycle Therapy, Inc.                         (53,051)            --
    Prepaid Expenses and Other Current Assets              (97,079)      (140,068)
    Security Deposits and Other Assets                     (18,592)        13,112
  [Decrease] Increase in:
    Accounts Payable                                      (626,457)       904,495
    Federal and State Income Taxes Payable                 238,850             --
    Accrued Expenses and Other Liabilities                (487,859)       284,121
                                                       -----------    -----------
Total Adjustments                                        1,025,491        (63,608)
                                                       -----------    -----------
Net Cash - Operating Activities                          2,196,202     (1,325,131)
                                                       -----------    -----------
Investing Activities:
  Proceeds From Sale of Fixed Assets                            --          7,500
  Loans to Stockholders                                    (68,746)            --
  Repayment of Note Receivable                             173,993             --
  Note Receivable                                         (141,050)            --
  Purchase of Property and Equipment                      (259,067)      (106,233)
                                                       -----------    -----------
Net Cash-Investing Activities                             (294,870)       (98,733)
                                                       -----------    -----------
Financing Activities:
  Proceeds from Notes Payable                            2,507,245      1,313,038
  Repayment of Notes Payable                            (3,258,313)    (1,094,878)
                                                       -----------    -----------
Net Cash-Financing Activities                             (751,068)       218,160
                                                       -----------    -----------

Net Increase/[Decrease] in Cash and Cash Equivalents     1,150,264     (1,205,704)
 Cash and Cash Equivalents - Beginning of Periods          375,584      1,823,009
                                                       -----------    -----------
 Cash and Cash Equivalents - End of Periods            $ 1,525,848    $   617,305
                                                       ===========    ===========


See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                              Nine  months ended
                                                                   March 31,
                                                                   ---------
                                                               2002        2001
                                                               ----        ----
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                 $ 41,584     $68,090
   Income Taxes                                             $405,425     $ 5,620


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

[2[ Liquidity

The Company currently has purchases orders of approximately $2 million dollars on hand for shipment in the fourth quarter of fiscal 2002. The Company believes that anticipated sales coupled with the purchase orders and the remaining balance available under the revolving line of credit will meet cash needs for operations.

[3] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Inter-company transactions and balances have been eliminated in consolidation.

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2002.

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $262,912 and $262,764 for the nine months ended March 31, 2002 and 2001, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]

[3] Summary of Significant Accounting Policies (Continued)

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $ 90,596 and $109,592 for the nine months ended March 31, 2002 and 2001 respectively.

[4] Inventories

Inventories consist of the following at March 31, 2002:

Raw Materials                                     $1,575,026
Work-in-Process                                      661,784
Finished Goods                                       873,194
                                                  ----------

Total                                             $3,110,004
-----                                             ==========

[5] Property and Equipment

Property and equipment comprise the following at March 31, 2002:

Land and Building                                 $1,250,000
Leasehold Improvements                             1,157,960
Machinery and Equipment                            2,896,746
Machinery and Equipment Under Capital Leases         156,561
Transportation Equipment                              32,152
                                                  ----------
Total                                              5,493,419
Less: Accumulated Depreciation and Amortization    3,146,952
                                                  ----------

    Total                                         $2,346,467
    -----                                         ==========

[6] Notes Payable

Notes Payable:
    Bio Merieux Vitek, Inc. (a)                   $    3,353
    Merchant Financial Corporation (b)                    --
                                                  ----------
    Totals                                             3,353
    Less: Current Portion                              3,353
                                                  ----------

 Non-current Portion                              $       --
                                                  ==========

(a) Five year 10% equipment note dated April 1, 1997 providing for monthly payments of $1,698 for principal and interest. The note is collateralized by laboratory equipment.

(b) Under the terms of a revolving credit note which expires on December 21, 2003, the Company may borrow up to $1,000,000 at 4% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated Health Technologies, Inc. and its operating subsidiaries. At March 31, 2002 there were no borrowings under the credit line.

The loan agreement with Merchant Financial Corporation contains certain financial covenants relating to the maintenance of tangible net worth as defined. At March 31, 2002 the Company was in compliance with its tangible net worth covenant.

INTEGRATED HEALTH TECHNOLGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]

[7] Capital Lease

The Company acquired warehouse and office equipment under the provisions of two long-term leases. The leases expire in March 2003, and July 2003, respectively. The equipment under the capital leases as of March 31, 2002 had a cost of $47,016 accumulated depreciation of $14,967 with a net book value of $32,049.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at March 31, 2002 are as follows:

Total Minimum Lease Payments                      $ 47,016
Amount Representing Interest                       (19,992)
                                                  --------

Present Value of Net Minimum Lease Payment          27,024
Current Portion                                    (13,263)
                                                  --------

   Long-Term Capital Lease Obligation             $ 13,761
                                                  ========

The following are maturities of long-term capital lease obligations:

March 31,
2003                                              $13,263
2004                                                9,633
2005                                                4,128
2006                                                   --
                                                  -------

Total                                             $27,024
                                                  -------

[8] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2002 the Company's uninsured cash balances totaled approximately $500,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at March 31, 2002 is $ 116,648. .

[9] Major Customer

For the nine months ended March 31, 2002 and 2001, approximately 56% and 31% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. Two other customers accounted for 16% and 10% of consolidated sales for the nine months ended March 31, 2002 and no other customers accounted for more than 10% of consolidated net sales for the nine months ended March 31, 2002. Accounts receivable from these customers comprised approximately 38% and 37% of total accounts receivable at March 31, 2002 and 2001, respectively.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]

[10] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the nine months ended March 31, 2002 and 2001 on this lease was approximately $340,000 and $338,000 respectively.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                         Related
                      Lease           Party Lease
March 31,            Commitment        Commitment            Total
---------            ----------        ----------            -----
   2003               $ 90,557         $  323,559         $  414,116
   2004                 50,361            323,559            373,920
   2005                 26,322            323,559            349,881
   2006                 16,548            323,559            340,107
   2007                  7,697            323,559            331,256
   Thereafter               --          2,607,245          2,607,245
                      --------         ----------         ----------
   Total              $191,485         $4,225,040         $4,416,525
                      ========         ==========         ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $387,000 and $379,000 for the nine months ended March 31, 2002 and 2001, respectively. Rent expense is stated net of sublease income of approximately $800 and $2,600 for the nine months ended March 31, 2002 and 2001, respectively.

[B] Employment Agreements - Effective July 1, 1999, the Company entered into three year employment agreements with its four executive officers which provide for aggregate annual salaries of $495,000 for the year ending June 30, 2002. These agreements are subject to annual increases equal to at least the increase in the consumer price index for the Northeastern area.

[C] Investment in and Royalties Receivable from Martin Health Care products, Inc. - On February 10, 1998, the Company signed an exclusive manufacturer agreement with Martin Health Care Products, Inc. to provide to Martin Health Care certain products for a ten year period. In connection with the agreement, the Company also agreed to forgive from Martin Health Care outstanding invoices totaling $22,000. In return for the forgiveness, Martin agreed to pay to the Company a royalty on sales of certain products and to issue to the Company 15,000 shares of common stock in Martin Health Care Products, Inc. The Company has recorded the cost for the common stock at $1,000 and has recorded the royalties as a non-current asset in the amount of $21,000. No royalties have been paid as of March 31, 2002.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]

[10] Commitments and Contingencies (Continued)

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

[11] Related Party Transactions
During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's chairman of the board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the nine months ended March 31, 2002 and 2001, by the Company was $9,900 and $9,900, respectively.

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

[13] New Accounting Pronouncements

In July 2001, FAS No. 141, "Business Combinations" ("FAS 141)" and FAS No. 142 "Goodwill and Other Intangible Assets" (FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived assets to be Disposed of." The provisions of FAS 141 are effective immediately, except with regard to business combinations prior to July 1, 2001. FAS 142 will be effective as of January 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company does not anticipate that this statement will have a material impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No.144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that this statement will have a material impact on its financial position and results of operations.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]

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

Nine months ended March 31, 2002 Compared to nine months ended March 31, 2001

Results of Operations

The Company's net income for the nine months ended March 31, 2002 was $1,170,711 as compared to the net loss of $(1,261,523) for the nine months ended March 31, 2001. This increase in net income of approximately $2,400,000 is primarily the result of a $2,400,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $2,700,000, an increase in other income of approximately $1,300,000 due to the settlement of a Class Action Lawsuit and an increase in Federal and state income taxes of approximately $1,300,000.

Sales for the nine months ended March 31, 2002 and 2001 were $16,739,241 and $9,747,573 respectively, an increase of approximately $7,000,000 or 72%. For the nine months ended March 31, 2002 the Company had sales to one customer, who accounted for 56% of net sales in 2002 and 31% in 2001. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the nine months ended March 31, 2002 totaled $145,316 as compared to $386,452 for the nine months ended March 31, 2001, a decrease of 62%. The Company has been experiencing a decline in mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

On July 1, 2000, the Company began offering solid dosage product development and technical services through its subsidiary, Integrated Health Ideas, Inc. Consulting revenues for the nine months ended March 31, 2002 totaled $353,781 as compared to $333,981 for the nine months ended March 31, 2001, an increase of $19,800 or 6%.

Sales under the Roche Vitamins, Inc. distribution agreement were $1,834,634 for the nine months ended March 31, 2002 as compared to $1,753,588 for the nine months ended March 31, 2001, an increase of $81,046 or 5%.

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the nine months ended March 31, 2002 totaled $2,520,932 as compared to $2,202,690 for the seven months ended March 31, 2001.

Cost of sales increased to $13,245,102 for the nine months ended March 31, 2002 as compared to $8,951,027 for the nine months ended March 31, 2001. Cost of sales decreased as a percentage of sales to 79% for the nine months ended March 31, 2002 from 92% for the nine months ended March 31, 2001. The decrease in cost of sales is due to greater manufacturing efficiencies.

Selling and administrative expenses for the nine months ended March 31, 2002 were $2,966,444 versus $2,678,101 for the same period a year ago. The increase of $288,343 was primarily attributable to a decrease in advertising of $18,996, an increase in bad debt expense of $62,391, an increase in royalty and commission expense of $75,251 a decrease in officers salaries of $147,508, an increase in consulting fees of $103,136, an increase in freight out of $31,025, an increase in public relations fees of $15,623 and an increase in office salaries of $125,342 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income [expense] was $1,398,908 for the nine months ended March 31, 2002 as compared to $62,349 for the nine months ended March 31, 2001. The increase of $1,336,559 is primarily the result of the proceeds received of $1,157,960 from the settlement of a Class Action Lawsuit and the increase in administrative fee income of $115,050.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three months ended March 31, 2002 Compared to three months ended March 31, 2001

Results of Operations

The Company's net income for the three months ended March 31, 2002 was $141,313 as compared to the net loss of $(314,041) for the three months ended March 31, 2001. This increase in net income of approximately $450,000 is primarily the result of a $730,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $750,000, and an increase in Federal and state income taxes of approximately $300,000.

Sales for the three months ended March 31, 2002 and 2001 were $5,278,366 and $4,255,484 respectively, an increase of approximately $1,000,000 or 24%. For the three months ended March 31, 2002 the Company had sales to one customer, who accounted for 62% of net sales in 2002 and 36% in 2001. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the three months ended March 31, 2002 totaled $45,504 as compared to $116,250 for the three months ended March 31, 2001, a decrease of 61%. The Company has been experiencing a decline in mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $599,256 for the three months ended March 31, 2002 as compared to $618,979 for the three months ended March 31, 2001, a decrease of $19,723 or 3%.

Sales through its IHT Health Products, Inc. subsidiary totaled $825,484 for the three months ended March 31, 2002 as compared to $1,054,505 for the three months ended March 31, 2001, a decrease of $229,021 or 22%.

Cost of sales increased to $4,072,267 for the three months ended March 31, 2002 as compared to $3,818,379 for the three months ended March 31, 2001. Cost of sales decreased as a percentage of sales to 77% for the three months ended March 31, 2002 from 90% for the three months ended March 31, 2001. The decrease in cost of sales is due to greater manufacturing efficiencies.

Selling and administrative expenses for the three months ended March 31, 2002 were $984,936 versus $945,265 for the same period a year ago. The increase of $39,671 was primarily attributable to a decrease in officers salaries of $44,744, an increase in advertising of $30,670, an increase in bad debt expense of $23,609, an increase in royalty and commission expenses of $10,322, and an increase in office salaries of $15,815 due to the commencement of the IHT Health Products, Inc. distribution business.

Other income [expense] was $84,800 for the three months ended March 31, 2002 as compared to $42,151 for the three months ended March 31, 2001. The increase of $42,649 is primarily the result of a decrease in interest expense of $17,983 and an increase in administrative fee income of $20,994.

Liquidity and Capital Resources

At March 31, 2002 the Company's working capital was $4,778,922 an increase of $1,091,106 over working capital at June 30, 2001. Cash and cash equivalents were $1,525,848 at March 31, 2002, an increase of $1,150,264 from June 30, 2001. The
Company generated $2,196,202 and utilized $1,325,131 for operations for the nine months ended March 31, 2002 and 2001, respectively.

The primary reasons for the increase in cash provided for operations for the nine months ended March 31, 2002 are net income of approximately $1,200,000, a decrease in accounts receivable of approximately $495,000, a decrease in inventories of approximately $500,000, a decrease in refundable Federal Income Taxes of approximately $625,000, a decrease in accrued expenses of approximately $500,000 and an increase in Federal and State Income Taxes Payable of approximately $240,000. The Company

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources-Continued

currently has purchase orders of approximately $2 million dollars on hand for shipment in the fourth quarter of fiscal 2002. The Company believes that anticipated sales coupled with the purchase orders and the remaining balance available under the revolving line of credit will meet the cash needs for operations.

The Company utilized $294,870 and $98,733 in investing activities for the nine months ended March 31, 2002 and 2001, respectively. The Company utilized net cash of $751,068 and generated $218,160 from debt financing activities for the nine months ended March 31, 2002 and 2001, respectively.

The Company's total annual commitment at March 31, 2002 for the next five years of $1,809,280 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

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



                                         INTEGRATED HEALTH TECHNOLOGIES, INC.

Date:   May 13, 2002                     By:/s/ Seymour Flug
                                            ------------------------------------
                                           Seymour Flug,
                                           President and Chief Executive Officer

Date:   May 13, 2002                     By:/s/ Eric Friedman
                                            ------------------------------------
                                           Eric Friedman,
                                           Chief Financial Officer