Form 10KSB
period 2002-06-30
INTEGRATED HEALTH TECHNOLOGIES INC
filed 2002-09-12
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  ------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002        Commission File Number 000-28876

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

                     Common Stock $.002 par value per share
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X         No
                               -------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                           Yes    X         No
                               -------        -------

Registrant's revenues for the fiscal year ended June 30, 2002 were $23,546,630.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on August 30, 2002 was $ 1,005,750.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:


            Class                                 Outstanding at August 30, 2002
 Common Stock $.002 par value                            6,228,720 Shares
Class C Redeemable Common Stock
      Purchase Warrants                                  150,000 Warrants

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference to certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

              INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

Part I                                                                      Page

Item 1.     Description of Business                                            1

Item 2.     Description of Properties                                          3

Item 3.     Legal Proceedings                                                  4

Item 4.     Submission of Matters to a Vote of Security Holders                4

Part II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters                                        5

Item 6.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                               6

Item 7.     Financial Statements                                               9

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                9

Part III

Item 9.     Directors, Executive Officers, Promoters, and Control
            Persons; Compliance With Section 16(a) of the Exchange Act        10

Item 10.    Executive Compensation                                            10

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management                                                        10

Item 12.    Certain Relationships and Related Transactions                    10

Item 13.    Exhibits and Reports on Form 8-K                                  10

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

Item 1. Description of Business

Effective January 5, 2001 Chem International, Inc. amended its corporate charter and changed its name to Integrated Health Technologies, Inc. [the "Company"]. The Company, a Delaware corporation, is the survivor of a merger of Chem International, Inc. a Delaware Corporation, with and into Frog Industries, Ltd. a New York corporation, which was effected on December 27, 1994 with Frog Industries, Ltd. renamed Chem International Inc. after the merger. The Company was reincorporated in Delaware on February 2, 1996. The Company is engaged primarily in manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products, including vitamins sold as single entity supplements, in multi-vitamin combinations and in varying potency levels and in different packaging sizes. The Company's subsidiary, Manhattan Drug Company, Inc. ["Manhattan Drug"], manufactures the vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures such products for sale under its own private brand, "Vitamin Factory", through mail order. On July 1, 2000, the Company began offering solid dosage product development and technical services through its subsidiary, Integrated Health Ideas, Inc. On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary IHT Health Products, Inc. The Company considers all subsidiaries as one segment of business.

Development and Supply Agreement

On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2002.

Risk of Reduction of Significant Revenues from Major Customer

The Company derives a significant portion of its sales from one customer, Herbalife International, Inc. ["Herbalife"] for which it manufactures vitamins and nutritional supplements. Sales to Herbalife expressed as a percentage of the Company's total sales, were approximately 43% and 28%, respectively, for the fiscal years ended June 30, 2002 and 2001. The loss of this customer would have a material affect on the Company's operations.

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

Raw Materials

The principal raw materials used in the manufacturing process are natural and synthetic vitamins, minerals, herbs, and related nutritional supplements, gelatin capsules and coating materials and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States. The gelatin capsules and coating materials and packaging materials are similarly widely available. Raw materials are generally purchased by the Company without long-term commitments, on a purchase order basis. The Company's principal suppliers are Roche Vitamins, Inc., Triarco Inc. and Nutrichem Resources Company.

Employees

As of June 30, 2002, the Company had 94 full time employees, of whom 50 belonged to a local unit of the Teamsters Union and are covered by a collective bargaining agreement, which expires August 31, 2002. The contract has been renewed through August 31, 2006.

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

The Company leased 40,000 square feet of manufacturing facilities in Hillside, New Jersey from Morristown Holding Company, Inc. (formerly Gerob Realty Partnership), of which E. Gerald Kay, Chairman of the Board of the Company, is a majority shareholder. The lease which expired on December 31, 2000 provided for a minimum annual rental of $60,000 plus payment of all real estate taxes. On August 30, 2000 the Company acquired the manufacturing facility by issuing 1,050,420 shares of its common stock in exchange for the property based upon an appraisal by an independent party. The space is utilized for Manhattan Drug's tablet manufacturing operations.

Item 3. Legal Proceedings

There are no matters that are currently under litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2002.

The Company's accounting policies are described in Note 3 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Effective January 5, 2001 the Company changed its name to "Integrated Health Technologies, Inc." and began trading using the NASDAQ symbol IHTC for its common stock and the symbol IHTCW for its redeemable warrants.

The Class A Redeemable Common Stock Purchase Warrants expired on October 28, 2001 and were no longer traded on the Electronic Bulletin Board.

Set forth below are the high and low closing prices of the Common Stock and the Class A Redeemable Warrant as reported on the Nasdaq National Market for the period July 1, 2000 through April 25, 2001 and on the Electronic Bulletin Board for the period April 25, 2001 through June 30, 2002:

                                                                HIGH       LOW
COMMON STOCK [CXIL/IHTC]

FISCAL YEAR ENDED JUNE 30, 2001
First Quarter                                                 $2.4063    $0.8750
Second Quarter                                                $1.9375    $0.4375
Third Quarter                                                 $1.0625    $0.5000
Fourth Quarter                                                $0.8125    $0.2188

FISCAL YEAR ENDED JUNE 30, 2002
First Quarter                                                 $0.2500    $0.1100
Second Quarter                                                $0.3500    $0.0700
Third Quarter                                                 $0.8000    $0.2400
Fourth Quarter                                                $0.6000    $0.3200

CLASS A REDEEMABLE WARRANTS CXILW/IHTCW]

FISCAL YEAR ENDED JUNE 30, 2001
First Quarter                                                 $0.6562    $0.1875
Second Quarter                                                $0.3438    $0.0312
Third Quarter                                                 $0.1875    $0.0625
Fourth Quarter                                                $0.0938    $0.0100

FISCAL YEAR ENDED JUNE 30, 2002
First Quarter                                                 $0.0100    $0.0100
Second Quarter                                                $0.0100    $0.0100

As of June 30, there were approximately 600 holders of record of the Company's Common Stock.

The Company has not declared or paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto.

Results of Operations

Year ended June 30, 2002 Compared to the Year ended June 30, 2001

The Company's net income for the year ended June 30, 2002 was $1,393,045 as compared to the net loss of $(1,449,903) for the year ended June 30, 2001. This increase in net income of approximately $3,000,000 is primarily the result of a $3,000,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $3,200,000, an increase in other income of approximately $1,300,000 due to the settlement of a Class Action Lawsuit and an increase in Federal and state income taxes of approximately $1,500,000.

Sales for the years ended June 30, 2002 and 2001 were $23,546,630 and $15,293,090, respectively, an increase of approximately 54%. For the year ending June 30, 2002 the Company had sales to one customer, who accounted for 43% of net sales in 2002 and 28% in 2001. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the year ended June 30, 2002 totaled $173,065 as compared to $447,701 for the year ended June 30, 2001, a decrease of 61%. The Company has been experiencing a decline in retail mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $2,455,623 for the year ended June 30, 2002 as compared to $2,264,256 for the year ended June 30, 2001, an increase of 8%.

On July 1, 2000 the Company began offering solid dosage product development and technical services through its subsidiary, Integrated Health Ideas, Inc. Consulting revenues for the year ended June 30, 2002 totaled $448,361 as compared to $458,757 for the year ended June 30, 2001, a decrease of $10,396 or 2%.

On August 31, 2000 the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the year ended June 30, 2002 totaled $3,678,382 as compared to sales for the ten months ended June 30, 2001 of $3,765,490.

Cost of Sales increased to $18,842,688 in 2002 as compared to $13,820,829 for 2001. Cost of sales decreased as a percentage of sales to 80% as compared to 90% for 2001. The decrease in cost of sales of 10% is due to greater manufacturing efficiencies due to the 54% increase in sales. The company's sales volume has increased to cover its fixed overhead.

Selling and administrative expenses for the year ending June 30, 2002 were $3,905,893 versus $3,758,957 for the same period a year ago. The increase of $146,936 was primarily attributable to a decrease in advertising of approximately $71,000, an increase in commission and royalty expense of approximately $88,000, an increase in freight out of approximately $34,000, an increase in bad debt expenses of approximately $41,000, a decrease in officers salaries of approximately $108,000, an increase in office salaries of approximately $185,000, an increase in office expenses of approximately $60,000, a decrease in professional fees of approximately $115,000, a decrease in public relations fees of approximately $50,000 and an increase in auto, entertainment and lodging of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations [Continued]

approximately $23,000.

Other income (expense) was $1,486,422 for the year ended June 30, 2002 as compared to $189,328 for the same period a year ago. This increase in other income of approximately $1,300,000 is primarily the result of the proceeds received of $1,157,960 from the settlement of a Class Action Lawsuit for the year ended June 30, 2002 and the increase in administrative fee income of approximately $130,000.

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

Selling and administrative expenses for the year ending June 30, 2001 were $3,758,957 versus $3,276,435 for the same period a year ago. The increase of $482,522 was primarily attributable to a decrease in advertising of approximately $120,000, an increase in freight out of approximately $42,000, a decrease in bad debt expenses of approximately $130,000, a decrease in officers salaries of approximately $70,000, an increase in office salaries of approximately $350,000 due to the commencement of the IHT Health Products, Inc. distribution business, a decrease in consulting fees of approximately $175,000, an increase in insurance expense of approximately $45,000, an increase in depreciation expense of approximately $43,000, an increase in professional fees of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations [Continued]

approximately $70,000, an increase in public relations fees of approximately $70,000 and an increase in auto, entertainment and lodging of approximately $198,000.

Other income (expense) was $189,328 for the year ended June 30, 2001 as compared to $6,047,145 for the same period a year ago. This decrease in other income of approximately $6,000,000 is primarily the result of the proceeds received of $6,143,849 from the settlement of a Class Action Lawsuit against three bulk vitamin suppliers for the year ended June 30, 2000.

Liquidity and Capital Resources

At June 30, 2002 the Company's working capital was $4,899,564 an increase of $1,211,748 over working capital at June 30, 2001. Cash and cash equivalents were $2,063,323 at June 30, 2002 an increase of $1,687,739 from June 30, 2001. The
Company generated $2,771,776 and utilized $1,517,415 for operations for the years ended June 30, 2002 and 2001, respectively. The primary reasons for the increase in cash generated from operations are net income of approximately $1,400,000, an increase in accounts receivable of approximately $139,000 a decrease in inventory of approximately $890,000 a decrease in refundable Federal Income Taxes of approximately $625,000, and a decrease in accounts payable of approximately $540,000. The Company believes that the anticipated sales for next year will meet cash needs for operations.

The Company utilized $354,344 and generated $10,934 in investing activities for the years ended June 30, 2002 and 2001, respectively. The Company utilized $729,693 and generated $129,056 from financing activities for the years ended June 30, 2002 and 2001, respectively.

The Company's total annual commitments at June 30, 2002 for long term non-cancelable leases of $4,327,344 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at 4% above the prime interest rate and expires on December 31, 2003. At June 30, 2002 the balance due under the second line was $3,568.

New Accounting Pronouncement

In July 2001, FAS No. 141, "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". The provisions of FAS 141 are effective immediately, except with regard to business combinations prior to July 1, 2001. FAS 142 will be effective as of July 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company does not anticipate that this statement will have any impact on its financial position and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations [Continued]

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2002.

Item 10. Executive Compensation

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2002.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2002.

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

      10.6 Lease Agreement, dated January 1, 1996, between the Registrant and Gerob Realty Partnership (1)

      10.7  Stock Option Plan (2)

      10.8 Amended Employment Agreement, effective September 20, 1996, between the Registrant and E. Gerald Kay (3)

      10.9 Lease Agreement, dated August 3,1994, between the Registrant and Hillside 22 Realty Associates, L.L.C. (2)

      10.10 Exclusive License Agreement between the Registrant and International Nutrition Research Center, Inc. andamendments, dated April 29, 1997 and November 27, 1996 (4)

      10.11 Lease Agreement between the Registrant and Vitamin Realty Associates, dated January 10, 1997 (4)

      10.12 Manufacturing Agreement between Chem International, Inc. and Herbalife International of America, Inc. dated April 9, 1998 (5)

      10.13 Manufacturing Agreement between Chem International, Inc. and Pilon International, PLC. dated February 14,1998 (5)

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

      10.18 Employment Agreement, effective July 1, 1999, between the Registrant and Riva Sheppard (6)

      10.18 Employment Agreement, effective July 1, 1999, between the Registrant and Christina Kay (6)

      10.18 Employment Agreement, effective February 16, 1999, between the Registrant and Abdulhameed Mirza (6)

      16.1  Letter on changes in certifying accountants (6)

      21    Subsidiaries of the Registrant

      27    Financial Data Schedule

      99.1  Certification of Periodic Report (7)

----------

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

      (7)   Filed herewith.

(b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

Item 7:  Consolidated Financial Statements

Independent Auditor's Report........................................F-2

Consolidated Balance Sheet as of June 30, 2002......................F-3 ... F-4

Consolidated Statements of Operations for the years
ended June 30, 2002 and 2001........................................F-5

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002 and 2001........................................F-6

Consolidated Statements of Cash Flows for the years
ended June 30, 2002 and 2001........................................F-7 ... F-8

Notes to Consolidated Financial Statements..........................F-9 ... F-18


                                 . . . . . . . .

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Integrated Health Technologies, Inc.


      We have audited the accompanying consolidated balance sheet of Integrated Health Technologies, Inc. and Subsidiaries (formerly Chem International, Inc.) as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated Health Technologies, Inc. and its subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.


                                            /s/ Amper, Politziner & Mattia, P.A.


Edison, New Jersey
August 22, 2002

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002

Assets:
   Current Assets:
      Cash and Cash Equivalents                                      $ 2,063,323
      Accounts Receivable - Net                                        2,272,425
      Deferred Income Taxes                                               52,000
      Inventories                                                      2,705,661
      Due From NuCycle Therapy, Inc. - Related Party                     100,282
      Prepaid Expenses and Other Current Assets                          117,832
                                                                     -----------

   Total Current Assets                                                7,311,523
                                                                     -----------

Property and Equipment - Net                                           2,307,527
                                                                     -----------

Other Assets:
   Deferred Tax Asset                                                    112,000
   Security Deposits and Other Assets                                    275,785
                                                                     -----------
      Total Other Assets                                                 387,785
                                                                     -----------

Total Assets                                                         $10,006,835
                                                                     ===========


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                $  1,632,112
   Notes Payable                                                          3,568
   Customer Advances                                                    550,971
   Accrued Expenses and Other Current Liabilities                       105,244
   Federal and State Income Taxes Payable                               106,262
   Capital Lease Obligation                                              13,802
                                                                   ------------

Total Current Liabilities                                             2,411,959
                                                                   ------------

Non-Current Liabilities:
   Capital Lease Obligation                                              10,101
                                                                   ------------
Total Non-Current Liabilities                                            10,101
                                                                   ------------

Commitments and Contingencies [11]

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,                            --
   $.002 Par Value, No Shares Issued

   Common Stock - Authorized 25,000,000 Shares,                          12,457
   $.002 Par Value,  6228,720 Shares Issued and Outstanding
   Additional Paid-in-Capital                                         6,113,582

   Retained Earnings                                                  1,487,567
                                                                   ------------
                                                                      7,613,606
   Less, Treasury Stock at cost, 25,800 common shares                   (28,831)
                                                                   ------------

Total Stockholders' Equity                                            7,584,775
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $ 10,006,835
                                                                   ============


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended June 30,
                                                       --------------------
                                                       2002            2001
                                                   ------------    ------------
Sales                                              $ 23,546,630    $ 15,293,090

Cost of Sales                                        18,842,688      13,820,829
                                                   ------------    ------------

Gross Profit                                          4,703,942       1,472,261

Selling and Administrative Expenses                   3,905,893       3,758,957
                                                   ------------    ------------

Operating Income [Loss]                                 798,049      (2,286,696)
                                                   ------------    ------------

Other Income [Expense]:

(Loss) on Sale of Equipment                                  --         (12,817)
Administrative Fee Income                               302,804         170,521
Administrative Fee Income-Related Party                      --          50,000
Partnership Income                                           --           8,765
Consulting Fee Income                                    48,000          20,000
Gain on Settlement of Lawsuit                         1,157,960          24,725
Interest Expense                                        (45,109)        (91,110)
Interest and Investment Income                           22,767          19,244
                                                   ------------    ------------

Total Other Income [Expense]                          1,486,422         189,328
                                                   ------------    ------------

Income [Loss] Before Income Taxes                     2,284,471      (2,097,368)

Federal and State Income Tax Expense [Benefit]          891,426        (647,465)
                                                   ------------    ------------

Net Income [Loss]                                  $  1,393,045    $ (1,449,903)
                                                   ============    ============

Net Income [Loss] Per Common Share:
Basic                                              $       0.22    $      (0.24)
                                                   ============    ============
Diluted                                            $       0.20    $      (0.24)
                                                   ============    ============

Average Common Shares Outstanding                     6,228,720       5,963,956

Warrants and Options, which are anti-dilutive           886,250              --
                                                   ------------    ------------

Average Common Shares
Outstanding-assuming dilution                         7,114,970       5,963,956
                                                   ============    ============


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
THE YEARS ENDED JUNE 30, 2002 AND 2001


                             Common Stock                      Additional                       Treasury Stock             Total
                             ------------        Preferred      Paid-In        Retained         --------------         Stockholders'
                        Shares      Par Value      Stock        Capital        Earnings        Shares       Cost           Equity
                        ------      ---------      -----        -------        --------        ------       ----           ------
Balance-
July 1, 2000           5,178,300     $10,357     $      --     $4,847,405     $ 1,544,425      25,800     $(28,831)     $ 6,373,356


Common Stock
Issued for
Purchase of Land
and Building           1,050,420       2,100            --      1,247,900              --          --           --        1,250,000


Issuance  of Stock
Options                       --          --            --         18,277              --          --           --           18,277


Net (Loss)                    --          --            --             --      (1,449,903)         --           --       (1,449,903)
                       ---------     -------     ---------     ----------     -----------      ------     --------      -----------


Balance-
June 30, 2001          6,228,720      12,457            --      6,113,582          94,522      25,800      (28,831)       6,191,730


Net Income                    --          --            --             --       1,393,045          --           --        1,393,045
                       ---------     -------     ---------     ----------     -----------      ------     --------      -----------


Balance-
June 30, 2002          6,228,720     $12,457     $      --     $6,113,582     $ 1,487,567      25,800     $(28,831)     $ 7,584,775
                       =========     =======     =========     ==========     ===========      ======     ========      ===========


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years Ended June 30,
                                                            --------------------
                                                            2002            2001
                                                            ----            ----
Operating Activities:                                    $ 1,393,045    $(1,449,903)
                                                         -----------    -----------
Net Income [Loss]
Adjustments to Reconcile Net Income [Loss] to Net Cash
      Provided By [Used for] Operating Activities:
      Depreciation and Amortization                          361,326        353,875
      Deferred Income Taxes                                  150,000        (34,000)
      Loss on Sale of Fixed Assets                                --         12,817
      Consulting Expense-Stock Options                            --         18,277
      Bad Debt Expense                                        81,159         40,428
 Changes in Assets and Liabilities:
[Increase] Decrease in:
     Accounts Receivable                                    (139,310)      (832,574)
     Inventories                                             893,184       (362,167)
     Refundable Federal Income Taxes                         625,000       (408,648)
     Due From NuCycle Therapy, Inc. - Related Party          (62,803)            --
     Prepaid Expenses and Other Current Assets                54,612        (62,304)
     Security Deposits and Other Assets                     (158,564)       (35,593)
 [Decrease] Increase in:
     Accounts Payable                                       (544,040)       819,518
     Federal and State Income Taxes Payable                  106,262             --
     Accrued Expenses and Other Liabilities                   11,905        422,859
                                                         -----------    -----------
Total Adjustments                                          1,378,731        (67,512)
                                                         -----------    -----------
Net Cash - Operating Activities - Forward                  2,771,776     (1,517,415)
                                                         -----------    -----------
Investing Activities:
   Proceeds From Sale of Fixed Assets                             --          9,500
   Loans to Stockholders                                     (68,746)        75,891
   Repayment of Note Receivable                              173,993             --
   Note Receivable                                          (141,050)       (35,000)
   Purchase of Property and Equipment                       (318,541       (109,457)
                                                         -----------    -----------
Net Cash-Investing Activities - Forward                     (354,344)       (59,066)
                                                         -----------    -----------
Financing Activities:
   Proceeds from Notes Payable                             3,975,245      2,564,471
   Repayment of Notes Payable                             (4,704,938     (2,435,415)
                                                         -----------    -----------
Net Cash-Financing Activities - Forward                     (729,693)       129,056
                                                         -----------    -----------


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended June 30,
                                                         --------------------
                                                         2002           2001
                                                         ----           ----

Net Cash - Operating Activities - Forwarded            2,771,776     (1,517,415)

Net Cash - Investing Activities - Forwarded             (354,344)       (59,066)

Net Cash - Financing Activities - Forwarded             (729,693)       129,056
                                                      ----------    -----------

Net Increase/[Decrease] in Cash and Cash Equivalents   1,687,739     (1,447,425)

Cash and Cash Equivalents - Beginning of Year            375,584      1,823,009
                                                      ----------    -----------

Cash and Cash Equivalents - End of Year               $2,063,323    $   375,584
                                                      ==========    ===========


Supplemental Disclosures of Cash Flow Information:
    Cash paid during the years for:
      Interest                                        $   45,109    $    91,110
      Income Taxes                                       645,425         15,374


See accompanying notes to consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Business

Integrated Health Technologies, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States. The Company considers all subsidiaries as one segment of business.

[2] Summary of Significant Accounting Policies

Principles of Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

Cash and Cash Equivalents- Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Inventories- Inventory is valued by the first-in, first-out method, at the lower of cost or market.

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

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

[2] Summary of Significant Accounting Policies [Continued]

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $361,326 and $353,875 for the years ended June 30, 2002 and 2001, respectively. Amortization of equipment under capital leases is included with depreciation expense.

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

Revenue Recognition- The Company recognizes revenue upon shipment of the product. All returns and allowances are estimated and recorded on a timely basis.

Advertising- Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $94,688 and $165,633 for the years ended June 30, 2002 and 2001, respectively.

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

[3] Inventories

Raw materials                                                        $1,075,093
Work-in-Process                                                         828,653
Finished Goods                                                          801,915
                                                                     ----------
Total                                                                $2,705,661
                                                                     ==========


[4] Property and Equipment

Land and Building                                                    $1,250,000
Leasehold Improvements                                                1,144,054
Machinery and Equipment                                               2,741,511
Machinery and Equipment Under Capital Leases                            156,561
Transportation Equipment                                                 32,152
                                                                     ----------
Total                                                                 5,324,278
Less: Accumulated Depreciation                                        3,016,751
                                                                     ----------
Total                                                                $2,307,527
                                                                     ==========

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[5] Notes Payable

Merchant Financial Corporation (a)                                        $3,568
Less, Current Portion                                                      3,568
                                                                          ------

Non-current Portion                                                       $   --
                                                                          ======

(a) Under the terms of a revolving credit note which expires on December 21, 2003, the Company may borrow up to $1,000,000 at 4% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated Health Technologies, Inc. and its operating subsidiaries. At June 30, 2002 the interest rate was 11%.

The loan agreement with Merchant Financial Corporation contains certain financial covenants relating to the maintenance of tangible net worth as defined. At June 30, 2002 the Company was in compliance with its tangible net worth covenant.

[6] Capital Lease

The Company acquired warehouse and office equipment under the provisions of two long-term leases. The leases expire in March 2003 and July 2003, respectively. The equipment under the capital leases as of June 30, 2002 has a cost of $47,016 and accumulated depreciation of $16,934 with a net book value of $30,082.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at June 30, 2002 are as follows:

Total Minimum Lease Payments                                           $ 47,016
Amount Representing Interest                                            (23,113)
                                                                       --------

Present Value of Net Minimum Lease Payments                              23,903
Current Portion                                                         (13,802)
                                                                       --------

   Long-Term Capital Lease Obligation                                  $ 10,101
                                                                       ========

The following are maturities of long-term capital lease obligations:

June 30,
--------
2003                                                                     $13,802
2004                                                                       6,471
2005                                                                       3,630
                                                                         -------
Totals                                                                   $23,903
                                                                         =======

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[7] Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at June 30, 2002 follow:

Current assets and liabilities
   Allowance for doubtful account                                       $ 12,000
   Inventory overhead capitalization                                      40,000
                                                                        --------
   Net current deferred tax asset (liability)                           $ 52,000
                                                                        ========

Long-Term assets and liabilities
   Depreciation                                                         $112,000
                                                                        ========

The provision for income taxes consists of the following:

                                                              June 30,
                                                              --------
                                                       2002              2001
                                                       ----              ----

Deferred tax (benefit)                              $ 150,000         $ (34,000)
Current tax expense (benefit)                         741,426          (613,465)
                                                    ---------         ---------
                                                    $ 891,426         $(647,465)
                                                    =========         =========

The statutory income tax rate differs from the effective tax rate used in the financial statements as a result of the permanent differences, change in statutory tax rate and prior year net operating losses. A reconciliation of the statutory tax rate to the effective tax rate for the year ended June 30 is as follows:

                                                               2002       2001
                                                               ----       ----

Computed (benefit) provision at the statutory tax                34%       (34%)
State tax rate                                                    9         --
Other                                                            (4)         3
                                                                ---        ---
Effective income tax rate                                        39%       (31%)
                                                                ===        ===

[8] Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the years ended June 30, 2002 and 2001 was $77,138 and $59,631 respectively.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[9] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk-Cash- The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2002, the Company's uninsured cash balances totaled approximately $1,530,000.

[B] Concentrations of Credit Risk-Receivables- The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at June 30, 2002 is 29,460.

[10] Major Customer

For the years ended June 30, 2002 and 2001 approximately 43% or $10,125,000 and 28% or $4,300,000 of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the years ended June 30, 2002 and 2001, an aggregate of approximately 14% and 32%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the years ended June 30, 2002 and 2001. Accounts receivable from these customers comprised approximately 56% and 31% of total accounts receivable at June 30, 2002 and 2001, respectively.

[11] Commitments and Contingencies

[A] Leases

Related Party Leases- Certain manufacturing and office facilities were leased from Morristown Holding Company, Inc., (formerly Gerob Realty Partnership) whose owners are stockholders of the Company. The lease, which expired on December 31, 2000 provided for a minimum annual rental of $60,000, plus payment of all real estate taxes. Rent and real estate tax expense for the years ended June 30, 2002 and 2001 on this lease was approximately $-0- and $5,000, respectively.

Other warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015 with annual rental of $323,559. Rent expense for the years ended June 30, 2002 and 2001 on this lease was approximately $460,000 and $455,000.

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

[11] Commitments and Contingencies [Continued]

The minimum rental commitment for long-term non-cancelable leases is as follows:


Year                                      Related
Ending                Lease               Party Lease
June 30,              Commitment          Commitment              Total
--------              ----------          ----------              -----

2003                   $ 84,250           $  323,559           $  407,809
2004                     51,582              323,559              375,141
2005                     19,063              323,559              342,622
2006                     15,194              323,559              338,753
2007                      4,914              323,559              328,473
Thereafter                   --            2,534,546            2,534,546
                       --------           ----------           ----------
Total                  $175,003           $4,152,341           $4,327,344
                       ========           ==========           ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $530,000 and $523,000 for the years ended June 30, 2002 and 2001, respectively. Rent expense is stated net of sublease income of approximately $2,000 and $3,000 for the years ended June 30, 2002 and 2001, respectively.

[12] Development and Supply Agreement- On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2002.

[13] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's Chairman of the Board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the years ended June 30, 2002 and 2001 was $13,200 for each year.

[14] Equity Transaction

[A] Stock Option Plan - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company to purchase up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Stock option grants are limited to a total of 3,500,000 shares for "incentive stock options" and 3,500,000 shares for "non-statutory options" and may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder [as defined] are limited to five year terms.

On October 19, 2001 the Company granted 236,250 incentive stock options for a term of ten years at an exercise price equal to the market price ($.075) on the date of grant and 130,000 incentive stock options at an exercise price equal to 110% of the market price ($.0825).

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[14] Equity Transaction [Continued]

The Company also granted 493,750 non-statutory stock options to officers, directors and members of its Scientific Advisory Board at the exercise price of $.075 and 270,000 non-statutory stock options at $.0825.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee's stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30:

                                           2002                         2001
                                           ----                         ----

Risk-free interest rate                    3.7%                         5.5%
Expected volatility                       95.3%                       137.3%
Dividend yield                              --                           --
Expected life                           7.5 years                   8.0 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options's life. The Company's pro forma information is as follows:

                                                   2002                   2001
                                                   ----                   ----

Pro forma net income, (loss)                    $ 1,350,670        $ (1,965,129)
                                                ===========        =============

Pro forma net income, (loss) per share
Basic                                           $       .18        $       (.33)
                                                -----------        ------------
Diluted                                         $       .16        $       (.33)
                                                -----------        ------------

The Company recorded compensation expense for stock options issued in the amount of $0 and $18,000 for the years ended June 30, 2002 and 2001.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[14] Equity Transactions [Continued]

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                                     Weighted Average           Number of      Weighted Average
                                        Options       Exercise Price          Exercisable       Exercise Price
                                        -------       --------------          -----------       --------------
Outstanding June 30, 2000             2,515,175            1.36                   925,175            2.82

Granted                               1,319,000            0.88
Exercised                                    --             --
Terminated                              (20,000)           0.50
                                      ---------

Outstanding June 30, 2001             3,814,175            1.20                 2,495,175            1.36

Granted                               1,130,000            0.88
Exercised                                    --             --
Terminated                              (98,974)           0.50
                                      ---------

Outstanding June 30, 2002             4,845,201            0.92                 3,715,201            1.18
                                      =========                                 =========

Weighted-average fair value of  options granted during the year                      2002                  2001
                                                                                     ----                  ----
Where exercise price equals stock price                                                --                  0.81
Where exercise price exceeds stock price                                             1.28                  1.03
Where stock price exceeds exercise price                                              .78                    --

Following is a summary of the status of stock options outstanding at June 30, 2002:

                                         Outstanding Options                                         Exercisable Options
                                         -------------------                                         -------------------
                                          Weighted Average            Weighted                            Weighted
  Exercise                                   Remaining                Average                             Average
 Price Range           Number             Contractual Life         Exercise Price      Number          Exercise Price
 -----------           ------             ----------------         --------------      ------          --------------
$  .05 -  .08       1,130,000                   8.7                    0.08                 0                 0
$  .50 -  .55       1,560,000                   6.8                    0.52         1,560,000              0.52
$  .75 -  .83         957,000                   7.9                    0.78           957,000              0.78
$ 1.00 - 1.10         275,000                   6.6                    1.03           275,000              1.03
$ 1.50 - 1.65         320,604                   5.4                    1.53           320,604              1.53
$ 1.75                 25,000                   3.0                    1.75            25,000              1.75
$ 3.50 - 3.85         577,597                   3.9                    3.48           577,597              3.48
-------------       ---------                   ---                    ----         ---------              ----
$ 0.05 - 3.85       4,845,201                   8.3                    1.03         3,715,201              1.18

There were no warrants exercised for the fiscal years ended June 30, 2002 and 2001.

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[14] Equity Transactions [Continued]

[B] Consultant Agreement/Stock Options- In connection with a consulting agreement dated March 20, 1998, the Company has issued three options for 45,000 shares of common stock. Each option is exercisable for 15,000 shares at exercise price of $1.125, $2.50 and $4.00, respectively. These options are exercisable until five years following the date of this agreement.

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

[D] Tender Offer- On March 5, 2001 the Company entered into an Agreement and plan of Reorganization with NuCycle Therapy, Inc. ("NuCycle") whereby Chem Acquisition Corp., (a wholly-owned subsidiary) will acquire NuCycle Therapy, Inc. and NuCycle Therapy, Inc. will become a wholly-owned subsidiary of the Company. On May 21, 2001 the original agreement was amended and restated to provide that Chem Acquisition Corp. will make a tender offer for all of the outstanding common stock of NuCycle Therapy, Inc. and all outstanding warrants. The total consideration offered will be $400,000. The tender offer was accepted on July 11, 2001 and resulted in Chem Acquisition Corp. acquiring 2,298,309 shares of NuCycle common stock which represented approximately 72% of NuCycle. On August 29, 2001 NuCycle Therapy, Inc. held a special meeting of stockholders and approved the Amended and Restated Agreement and Plan of Reorganization

The Company, in September 2001, then entered into a Licensing Agreement with NuCycle whereby the Company obtained the exclusive license to manufacture, market and sell vitamin and mineral supplements using NuCycle's technology.

In September 2001 the Company then sold NuCycle to certain investors for the same $400,000 to recoup the Company's investment. Certain of the investors are also shareholders and officers of the Company. NuCycle desired to pursue the development of drugs and pharmaceuticals with its technology and the Company did not want to fund such development.

As of June 30, 2002, the Company had advanced $100,282 to Nucycle Therapy, Inc.for operating expenses.

[15] New Accounting Pronouncement

In July 2001, FAS No. 141, "Business Combinations" (FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" (FAS 142") were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142.
FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". The provisions of FAS 141 are effective immediately, except with regard to business combinations prior to July 1, 2001. FAS 142 will be effective as of July 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[15] New Accounting Pronouncement  [Continued]

Company does not anticipate that this statement will have a material impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that this statement will have a material impact on its financial position and results of operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES


Date: September 9, 2002                By: /s/ Seymour Flug
                                           -------------------------------------
                                           Seymour Flug,
                                           President and Chief Executive Officer

Date: September 9, 2002                By: /s/ Eric Friedman
                                           -------------------------------------
                                           Eric Friedman,
                                           Chief Financial Officer

                              Certification of CFO

I, Eric Friedman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Integrated Health Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 9, 2002                By: /s/ Eric Friedman
                                           -------------------------------------
                                       Name: Eric Friedman,
                                       Title: Vice President & Chief Financial
                                              Officer

                              Certification of CEO

I, Seymour Flug, certify that:

7. I have reviewed this annual report on Form 10-KSB of Integrated Health Technologies, Inc.;

8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 9, 2002               By: /s/ Seymour Flug
                                          -------------------------------------
                                      Name: Seymour Flug
                                      Title: President & Chief Executive Officer