Form 10QSB
period 2002-09-30
INTEGRATED HEALTH TECHNOLOGIES INC
filed 2002-11-12
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 2002        Commission File Number 000-28876

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

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding as of October 28, 2002
          -----                               ----------------------------------
Common Stock, Par Value                                     6,228,720

INTEGRATED HEALTH TECHNOLOGIES, INC.

INDEX

Part I: Financial Information

Item 1: Consolidated Financial Statements

        Independent Accountant's Review Report ........................ 1

        Consolidated Balance Sheet as of September 30, 2002
        [Unaudited] ................................................... 2 ...  3

        Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 [Unaudited] ................. 4

        Consolidated Statement of Stockholders' Equity for the
        three months ended September 30, 2002 [Unaudited] ............. 5

        Consolidated Statements of Cash Flows for three months ended
        September 30, 2002 and 2001 [Unaudited] ....................... 6 ...  7

        Notes to Consolidated Financial Statements [Unaudited] ........ 8 ... 12

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations .....................................13 ... 14

Part II: Other Information ............................................15

Signature .............................................................16

                     Independent Accountants' Review Report

We have reviewed the accompanying condensed consolidated balance sheet of Integrated Health Technologies, Inc. and Subsidiaries (formerly Chem International, Inc.) as of September 30, 2002, and the related condensed consolidated statements of operations for the three months ended September 30, 2002 and 2001, and condensed consolidated statements of cash flows for the three months ended September 30, 2002 and 2001, and condensed consolidated statement of stockholders' equity for the three months ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the company's management.

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


                                /s/ Amper, Politziner & Mattia P.C.

November 7, 2002
Edison, New Jersey

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002
[UNAUDITED]

Assets:
Current Assets:
   Cash and Cash Equivalents                                          $1,776,881
   Accounts Receivable - Net                                           2,140,045
   Deferred Income Taxes                                                  69,000
   Inventories                                                         2,712,308
   Due From NuCycle Therapy, Inc. - Related Party                          3,154
   Prepaid Expenses and Other Current Assets                             187,806
                                                                      ----------

   Total Current Assets                                                6,889,194
                                                                      ----------

Property and Equipment - Net                                           2,435,770
                                                                      ----------

Other Assets:
   Deferred Tax Asset                                                    100,000
   Security Deposits and Other Assets                                    499,813
                                                                      ----------

   Total Other Assets                                                    599,813
                                                                      ----------

   Total Assets                                                       $9,924,777
                                                                      ==========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002
[UNAUDITED]

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                 $ 1,365,001
   Accrued Expenses and Other Current Liabilities                        96,148
   Federal and State Income Taxes Payable                               120,311
   Customer Advances                                                    550,971
   Capital Lease Obligation                                              15,930
                                                                    -----------

   Total Current Liabilities                                          2,148,361
                                                                    -----------
Non-Current Liabilities:
    Capital Lease Obligation                                              5,131
                                                                    -----------

    Total Non-Current Liabilities                                         5,131
                                                                    -----------

    Commitments and Contingencies [9]                                        --
                                                                    -----------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                         --

   Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 6,228,720 Shares Issued and Outstanding              12,457

   Additional Paid-in-Capital                                         6,113,582

   Retained Earnings                                                  1,674,077
                                                                    -----------
                                                                      7,800,116
   Less, Treasury Stock at cost, 25,800 shares                          (28,831)
                                                                    -----------

   Total Stockholders' Equity                                         7,771,285
                                                                    -----------

   Total Liabilities and Stockholders' Equity                       $ 9,924,777
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

                                                       Three months ended
                                                           September 30,
                                                           -------------
                                                      2002              2001
                                                  -----------       -----------
Sales                                             $ 4,848,190       $ 5,084,994

Cost of Sales                                       3,892,514         4,186,273
                                                  -----------       -----------

Gross Profit                                          955,676           898,721

Selling and Administrative Expenses                   727,031           932,050
                                                  -----------       -----------

Operating Income [Loss]                               228,645           (33,329)
                                                  -----------       -----------

Other Income [Expense]:
Administrative Fee Income                              70,127            90,559
Consulting Fee Income                                  12,000            12,000
Gain on Settlement of Lawsuit                              --         1,157,960
Interest Expense                                       (2,049)          (21,343)
Interest and Investment Income                          2,955             4,490
                                                  -----------       -----------

Total Other Income                                     83,033         1,243,666
                                                  -----------       -----------

Income Before Income Taxes                            311,678         1,210,337

Federal and State Income Tax                          125,168           388,804
                                                  -----------       -----------

Net Income                                        $   186,510       $   821,533
                                                  ===========       ===========

Net Income Per Common Share:
Basic                                             $       .03       $       .13
                                                  ===========       ===========
Diluted                                           $       .03       $       .13
                                                  ===========       ===========

Average Common Shares Outstanding                   6,228,720         6,228,720

Dilutive Potential Common Shares:
Warrants and Options                                  942,063                --
                                                  -----------       -----------

Average Common Shares
Outstanding-assuming dilution                       7,170,783         6,228,720
                                                  ===========       ===========

See accompanying notes to condensed consolidated financial statements

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
[UNAUDITED]

                           Common Stock                     Additional                    Treasury Stock           Total
                       --------------------     Preferred    Paid-in      Retained      ------------------      Stockholders'
                       Shares     Par Value       Stock      Capital      Earnings      Shares        Cost         Equity
                       ------     ---------       -----      -------      --------      ------        ----         ------
Balance-
July 1, 2002          6,228,720   $   12,457   $       --   $6,113,582   $1,487,567    25,800     $  (28,831)   $7,584,775

Net Income
for the three
months ended
September 30, 2002           --           --           --           --      186,510        --             --       186,510
                      ---------   ----------   ----------   ----------   ----------    ------     ----------    ----------

Balance-
September 30, 2002    6,228,720   $   12,457   $       --   $6,113,582   $1,674,077    25,800     $  (28,831)   $7,771,285
                     ==========   ==========   ==========   ==========   ==========    ======     ==========    ==========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                          Three months ended
                                                             September 30,
                                                             -------------
                                                          2002          2001
                                                      -----------   -----------
Operating Activities:
  Net Income                                          $   186,510   $   821,533
                                                      -----------   -----------
  Adjustments to Reconcile Net Income to Net Cash
    [Used for] Operating Activities:
    Depreciation and Amortization                          93,380        80,198
    Deferred Income Taxes                                  (5,000)       26,000
    Bad Debt Expense                                           --         9,000
  Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable                                   132,380       257,843
    Inventories                                            (6,647)     (153,061)
    Due From NuCycle Therapy, Inc. - Related Party         97,128       (33,118)
    Prepaid Expenses and Other Current Assets             (52,705)       33,483
    Security Deposits and Other Assets                   (220,000)       11,582
  [Decrease] Increase in:
    Accounts Payable                                     (267,111)      (57,251)
    Federal and State Income Taxes Payable                 14,049       360,000
    Accrued Expenses and Other Liabilities                 (9,096)     (231,710)
                                                      -----------   -----------
Total Adjustments                                        (223,622)      302,966
                                                      -----------   -----------
Net Cash - Operating Activities                           (37,112)    1,124,499
                                                      -----------   -----------

Investing Activities:
  Loans to Stockholders                                    (4,028)      (68,578)
  Repayment of Note Receivable                                 --       173,993
  Note Receivable                                              --      (141,050)
  Purchase of Property and Equipment                     (221,623)      (94,089)
                                                      -----------   -----------
Net Cash-Investing Activities                            (225,651)     (129,724)
                                                      -----------   -----------

Financing Activities:

  Proceeds from Notes Payable                           1,595,715     1,217,245
  Repayment of Notes Payable                           (1,619,394)   (1,304,507)
                                                      -----------   -----------
Net Cash-Financing Activities                             (23,679)      (87,262)
                                                      -----------   -----------

Net Increase/[Decrease] in Cash and Cash Equivalents     (286,442)      907,513
 Cash and Cash Equivalents - Beginning of Periods       2,063,323       375,584
                                                      -----------   -----------
 Cash and Cash Equivalents - End of Periods           $ 1,776,881   $ 1,283,097
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

                                                            Three months ended
                                                              September 30,
                                                              -------------
                                                            2002         2001
                                                         ----------   ----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                              $    2,049   $   21,343
   Income Taxes                                          $  105,425   $      425

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

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2003.

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $93,380 and $80,198 for the three months ended September 30, 2002 and 2001, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]

[2] Summary of Significant Accounting Policies (Continued)

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

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $4,593 and $14,047 for the three months ended September 30, 2002 and 2001 respectively.

[3] Inventories

Inventories consist of the following at September 30, 2002:

Raw Materials                                                         $1,233,209
Work-in-Process                                                          752,055
Finished Goods                                                           727,044
                                                                      ----------

Total                                                                 $2,712,308
                                                                      ==========

[4] Property and Equipment

Property and equipment comprise the following at September 30, 2002:

Land and Building                                                     $1,250,000
Leasehold Improvements                                                 1,163,360
Machinery and Equipment                                                2,938,266
Machinery and Equipment Under Capital Leases                             156,561
Transportation Equipment                                                  37,714
                                                                      ----------
Total                                                                  5,545,901
Less: Accumulated Depreciation and Amortization                        3,110,131
                                                                      ----------

      Total                                                           $2,435,770
                                                                      ==========

[5] Notes Payable

Notes Payable:
Merchant Financial Corporation (a)                                    $       --
                                                                      ----------

(a) Under the terms of a revolving credit note which expires on December 21, 2003, the Company may borrow up to $1,000,000 at 4% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated Health Technologies, Inc. and its operating subsidiaries. At September 30, 2002 there were no borrowings under the credit line.

INTEGRATED HEALTH TECHNOLGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]

[6] Capital Lease

The Company acquired warehouse and office equipment under the provisions of two long-term leases. The leases expire in March 2003, and July 2003, respectively. The equipment under the capital leases as of September 30, 2002 has a cost of $47,016 and accumulated depreciation of $18,613 with a net book value of $28,403.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at September 30, 2002 are as follows:

Total Minimum Lease Payments                                           $ 47,016
Amount Representing Interest                                            (25,955)
                                                                       --------

Present Value of Net Minimum Lease Payment                               21,061
Current Portion                                                         (15,930)
                                                                       --------

   Long-Term Capital Lease Obligation                                  $  5,131
                                                                       ========

The following are maturities of long-term capital lease obligations:

September 30,
-------------
2003                                                                    $15,930
2004                                                                      5,131
2005                                                                         --
2006                                                                         --
                                                                        -------
Total                                                                   $21,061
                                                                        =======

[7] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2002 the Company's uninsured cash balances totaled approximately $1,136,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at September 30, 2002 is $32,252.

[8] Major Customer

For the three months ended September 30, 2002 and 2001 approximately 59% and 50% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. Two other customers accounted for 14% of consolidated sales for the three months ended September 30, 2002 and 15% of consolidated sales for the three months ended September 30, 2001. Accounts receivable from these customers comprised approximately 74% and 45% of total accounts receivable at September 30, 2002 and 2001, respectively.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]

[9] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the three months ended September 30, 2002 and 2001 on this lease was approximately $116,000 and $112,000 respectively.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                     Related
                                      Lease         Party Lease
September 30,                       Commitment      Commitment          Total
-------------                       ----------      ----------          -----
2003                                $ 75,028        $  323,559        $  398,587
2004                                  43,895           323,559           367,454
2005                                  16,548           323,559           340,107
2006                                  13,163           323,559           336,722
2007                                   2,808           323,559           326,367
Thereafter                                --         2,445,466         2,445,466
                                    --------        ----------        ----------
Total                               $151,442        $4,063,261        $4,214,703
                                    ========        ==========        ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $141,000 and $133,000 for the three months ended September 30, 2002 and 2001, respectively. Rent expense is stated net of sublease income of approximately $1,200 and $200 for the three months ended September 30, 2002 and 2001, respectively.

[B] Development and Supply Agreement - On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2004.

[10] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's chairman of the board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three months ended September 30, 2002 and 2001, by the Company was $6,600 and $6,600, respectively.

INTEGRATED HEALTH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]

[11] New Accounting Pronouncements

In July 2001, FAS No. 141, "Business Combinations" (FAS 141) and FAS No. 142 "Goodwill and Other Intangible Assets" (FAS 142) were issued. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of FAS 142.

FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of". The provisions of FAS 141 are effective immediately, except with regard to business combinations prior to July 1, 2001. FAS 142 was effective as of July 1, 2002. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The adoption of FAS 142 did not have a material impact on the financial position and results of operations.

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

[12] Subsequent Events

[A] Incentive Stock Options-On October 11, 2002, the Company granted 614,000 incentive stock options for a term of ten years commencing on October 11, 2002 to its officers and employees at the exercise price of $.33 (representing the market price) per share and 300,000 stock options at $.36 (representing 110% of the market price) per share for a term of five years commencing on October 11, 2002.

[B] Non-Statutory Stock Options-On October 11, 2002, the Company granted 75,000 non-statutory stock options to an officer and directors at the exercise price of $.33 (representing the market price) for a term of ten years commencing on October 11, 2002 and 100,000 non-statutory stock options a $.36(representing 110% of the market price) per share for a term of ten years commencing on October 11, 2002.

Item 2.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Three months ended September 30, 2002 Compared to three months ended September 30, 2001

Results of Operations

The Company's net income for the three months ended September 30, 2002 was $186,510 as compared to net income of $821,533 for the three months ended September 30, 2001. This decrease in net income of approximately $635,000 is primarily the result of a $265,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $60,000, a decrease in other income of approximately $1,160,000 due to the settlement of a Class Action Lawsuit, and a decrease in Federal and state income taxes of approximately $260,000.

Sales for the three months ended September 30, 2002 and 2001 were $4,848,190 and $5,084,994, respectively, a decrease of approximately $240,000 or 5%, but because of the product mix, gross profit for the three months ended September 30, 2002 was $56,955 higher than the gross profit for the three months ended September 30, 2001. For the three months ended September 30, 2002 the Company had sales to one customer, who accounted for 59% of net sales in 2002 and 50% in 2001. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the three months ended September 30, 2002 totaled $29,040 as compared to $60,604 for the three months ended September 30, 2001, a decrease of 52%. The Company has been experiencing a decline in mail order sales due to increased competition.

Sales under the Roche Vitamins, Inc. distribution agreement were $510,732 for the three months ended September 30, 2002 as compared to $638,526 for the three months ended September 30, 2001, a decrease of $127,794 or 20%.

Sales for the IHT Health Products, Inc. subsidiary for the three months ended September 30, 2002 totaled $499,082 as compared to $975,609 for the three months ended September 30, 2001, a decrease of $476,527 or 49%.

Cost of sales decreased to $3,892,514 for the three months ended September 30, 2002 as compared to $4,186,273 for the three months ended September 30, 2001. Cost of sales decreased as a percentage of sales to 80% for the three months ended September 30, 2002 from 82% for the three months ended September 30, 2001. The decrease in cost of sales is due to greater manufacturing efficiencies.

Selling and administrative expenses for the three months ended September 30, 2002 were $727,031 versus $932,050 for the same period a year ago. The decrease of $205,019 was primarily attributable to a decrease in consulting fees of $64,038, a decrease in public relations fees of $22,102, and a decrease in office salaries of $111,256 due to a reduction of office personnel.

Other income [expense] was $83,033 for the three months ended September 30, 2002 as compared to $1,243,666 for the three months ended September 30, 2001. The decrease of $1,160,633 is primarily the result of the proceeds received of $1,157,960 from the settlement of a Class Action Lawsuit in 2001.

Liquidity and Capital Resources

At September 30, 2002 the Company's working capital was $4,740,833 a decrease of $158,731 over working capital at June 30, 2002. Cash and cash equivalents were $1,776,881 at September 30, 2002, a decrease of $286,442 from June 30, 2002. The
Company utilized $37,112 and generated $1,124,499 from operations for the three months ended September 30, 2002 and 2001, respectively.

INTEGRATED HEALTH TECHNOLOGIES, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources - Continued

The primary reasons for the decrease in cash used in operations for the three months ended September 30, 2002 are net income of approximately $190,000, a decrease in accounts receivable of approximately $130,000, an increase in other assets of $220,000 and a decrease in accounts payable of approximately $270,000.

The Company utilized $225,651 and $129,724 in investing activities for the three months ended September 30, 2002 and 2001, respectively. The Company utilized net cash of $23,679 and $87,262 from debt financing activities for the three months ended September 30, 2002 and 2001, respectively.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at 4% above the prime interest rate and expires on December 21, 2003. At September 30, 2002 there was no balance due under the revolving line of credit.

The Company's total annual commitment at September 30, 2002 for the next five years of $1,769,237 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

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

                                      INTEGRATED HEALTH TECHNOLOGIES, INC.

Date:   November 8, 2002              By: /s/ Seymour Flug
                                          -------------------------------------
                                          Seymour Flug,
                                          President and Chief Executive Officer


Date:   November 8, 2002              By: /s/ Eric Friedman
                                          -------------------------------------
                                          Eric Friedman,
                                          Chief Financial Officer

                              Certification of CFO

I, Eric Friedman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Integrated Health Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                      By: /s/ Eric Friedman
                                                ------------------------------
                                            Name:  Eric Friedman
                                            Title: Vice President &
                                                   Chief Financial Officer

                              Certification of CEO

I, Seymour Flug, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Integrated Health Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                By: /s/ Seymour Flug
                                          -------------------------------------
                                      Name:  Seymour Flug
                                      Title: President & Chief Executive
                                             Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Seymour Flug, the President & Chief Executive Officer of Integrated Health Technologies, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2002

                                         By:/s/ Seymour Flug
                                            --------------------------------
                                         Seymour E. Flug
                                         President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Eric Friedman, the Vice President and Chief Financial Officer of Integrated Health Technologies, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2002

                                      By:/s/ Eric Friedman
                                         ---------------------------------------
                                      Eric Friedman
                                      Vice President and Chief Financial Officer