Form 10QSB
period 2002-12-31
INTEGRATED HEALTH TECHNOLOGIES INC
filed 2003-02-04
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended December 31, 2002         Commission File Number 000-28876

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

                             Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding as of January 31, 2003
          -----                               ----------------------------------

Common Stock, Par Value                                      6,228,720

INTEGRATED HEALTH TECHNOLOGIES, INC.

INDEX
--------------------------------------------------------------------------------

Part I: Financial Information

Item 1: Consolidated Financial Statements

      Independent Accountant's Review Report ...........................   1

      Consolidated Balance Sheet as of December 31, 2002 [Unaudited] ...   2 - 3

      Consolidated Statements of Operations for the three and six months
      ended December 31, 2002 and 2001 [Unaudited] .....................    4

      Consolidated Statement of Stockholders' Equity for the six months
      ended December 31, 2002 [Unaudited] ..............................    5

      Consolidated Statements of Cash Flows for six months ended
      December, 2002 and 2001 [Unaudited] ..............................   6 - 7

      Notes to Consolidated Financial Statements [Unaudited] ...........   8 - 12

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................   13 - 15

Part II: Other Information .............................................   16

Signature ..............................................................   17

                                . . . . . . . . .

                     Independent Accountants' Review Report

We have reviewed the accompanying condensed consolidated balance sheet of Integrated Health Technologies, Inc. and Subsidiaries (formerly Chem International, Inc.) as of December 31, 2002, and the related condensed consolidated statements of operations for the three and six months ended December 31, 2002 and 2001, and condensed consolidated statements of cash flows for the six months ended December 31, 2002 and 2001, and condensed consolidated statement of stockholders' equity for the six months ended December 31, 2002. These condensed consolidated financial statements are the responsibility of the company's management.

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


                      /s/ Amper, Politziner & Mattia P.C.

January 31, 2003
Edison, New Jersey

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                         $ 2,116,193
   Accounts Receivable - Net                                           1,872,115
   Deferred Income Taxes                                                  67,000
   Inventories                                                         3,831,814
   Due From NuCycle Therapy, Inc. - Related Party                         13,194
   Prepaid Expenses and Other Current Assets                             265,554
                                                                     -----------

   Total Current Assets                                                8,165,870
                                                                     -----------

Property and Equipment - Net                                           2,359,395
                                                                     -----------

Other Assets:
   Deferred Tax Asset                                                     90,000
   License Fee, less accumulated amortization of $40,000                 507,000
   Security Deposits and Other Assets                                     69,410
                                                                     -----------

   Total Other Assets                                                    666,410
                                                                     -----------

   Total Assets                                                      $11,191,675
                                                                     ===========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                $  2,407,235
   Accrued Expenses and Other Current Liabilities                       211,933
   Federal and State Income Taxes Payable                                31,242
   Customer Advances                                                    425,881
   Capital Lease Obligation                                              11,940
                                                                   ------------

   Total Current Liabilities                                          3,088,231
                                                                   ------------

Non-Current Liabilities:
    Capital Lease Obligation                                              5,337
                                                                   ------------

    Total Non-Current Liabilities                                         5,337
                                                                   ------------

    Commitments and Contingencies [9]                                        --
                                                                   ------------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                         --

   Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 6,228,720 Shares Issued and Outstanding              12,457

   Additional Paid-in-Capital                                         6,113,582

   Retained Earnings                                                  2,000,899
                                                                   ------------
                                                                      8,126,938
   Less, Treasury Stock at cost, 25,800 shares                          (28,831)
                                                                   ------------

   Total Stockholders' Equity                                         8,098,107
                                                                   ------------

   Total Liabilities and Stockholders' Equity                      $ 11,191,675
                                                                   ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                Three months ended                  Six months ended
                                                   December 31,                        December 31,
                                                   ------------                        ------------
                                               2002            2001               2002             2001
                                               ----            ----               ----             ----
Sales                                      $ 5,945,719      $ 6,375,881      $ 10,793,909      $ 11,460,875

Cost of Sales                                4,405,182        4,986,562         8,297,696         9,172,835
                                           -----------      -----------      ------------      ------------

Gross Profit                                 1,540,537        1,389,319         2,496,213         2,288,040

Selling and Administrative Expenses          1,030,105        1,049,458         1,757,136         1,981,508
                                           -----------      -----------      ------------      ------------

Operating Income/[Loss]                        510,432          339,861           739,077           306,532
                                           -----------      -----------      ------------      ------------

Other Income [Expense]:
Administrative Fee Income                       70,039           71,497           140,166           162,056
Consulting Fee Income                           12,000           12,000            24,000            24,000
Gain on Settlement of Lawsuit                       --               --                --         1,157,960
Interest Expense                                (1,580)         (18,381)           (3,629)          (39,724)
Interest and Investment Income                  14,353            5,326            17,308             9,816
                                           -----------      -----------      ------------      ------------

Total Other Income [Expense]                    94,812           70,442           177,845         1,314,108
                                           -----------      -----------      ------------      ------------

Income [Loss] Before Income Taxes              605,244          410,303           916,922         1,620,640

Federal and State Income Tax [Benefit]         278,422          202,438           403,590           591,242
                                           -----------      -----------      ------------      ------------

Net Income [Loss]                          $   326,822      $   207,865      $    513,332      $  1,029,398
                                           ===========      ===========      ============      ============

Net Income [Loss] Per Common Share:
Basic                                      $       .05      $       .03      $        .08      $        .17
                                           ===========      ===========      ============      ============
Diluted                                    $       .04      $       .03      $        .07      $        .15
                                           ===========      ===========      ============      ============

Average Common Shares Outstanding            6,228,720        6,228,720         6,228,720         6,228,720

Dilutive Potential Common Shares:
Options                                      1,212,765          896,630         1,077,415           448,315
                                           -----------      -----------      ------------      ------------

Average Common Shares
Outstanding-assuming dilution                7,441,485        7,125,350         7,306,135         6,677,035
                                           ===========      ===========      ============      ============

See accompanying notes to condensed consolidated financial statements

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
ENDED DECEMBER 31, 2002
[UNAUDITED]
--------------------------------------------------------------------------------

                              Common Stock                      Additional                      Treasury Stock             Total
                          --------------------   Preferred       Paid-in       Retained        -----------------       Stockholders'
                          Shares     Par Value     Stock         Capital       Earnings        Shares       Cost          Equity
                          ------     ---------     -----         -------       --------        ------       ----          ------
Balance-
July 1, 2002             6,228,720     $12,457     $  --        $6,113,582     $1,487,567      25,800     $(28,831)     $7,584,775

Net Income
for the six
months ended
December 31, 2002               --          --        --                --        513,332          --           --         513,332
                         ---------     -------     -----        ----------     ----------      ------     --------      ----------

Balance-
December 31, 2002        6,228,720     $12,457     $  --        $6,113,582     $2,000,899      25,800     $(28,831)     $8,098,107
                         =========     =======     =====        ==========     ==========      ======     ========      ==========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                Six months ended
                                                                                   Decmber 31,
                                                                                   -----------
                                                                             2 0 0 2          2 0 0 1
                                                                             -------          -------
Operating Activities:
 Net Income                                                                $   513,332      $ 1,029,398
                                                                           -----------      -----------
 Adjustments to Reconcile Net Income to Net Cash
      [Used for] Operating Activities:
      Depreciation and Amortization                                            228,236          167,550
      Deferred Income Taxes                                                      7,000           61,000
      Bad Debt Expense                                                              --           56,782
 Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                                                      400,310          742,243
      Inventories                                                           (1,126,153)         194,572
      Refundable Federal Income Taxes                                               --          625,000
      Due From NuCycle Therapy, Inc. - Related Party                            87,088          (44,113)
      Prepaid Expenses and Other Current Assets                               (120,006)          18,234
      License Fee                                                             (355,000)              --
      Security Deposits and Other Assets                                        10,811           12,232
    [Decrease] Increase in:
      Accounts Payable                                                         775,123         (183,521)
      Federal and State Income Taxes Payable                                   (75,020)         305,000
      Accrued Expenses and Other Liabilities                                   (18,401)        (237,843)
                                                                           -----------      -----------
Total Adjustments                                                             (186,012)       1,717,136
                                                                           -----------      -----------
Net Cash - Operating Activities                                                327,320        2,746,534
                                                                           -----------      -----------

Investing Activities:
 Loans to Stockholders                                                           3,564          (73,075)
 Repayment of Note Receivable                                                       --          173,993
 Note Receivable                                                                    --         (141,050)
Purchase of Property and Equipment                                            (240,104)        (144,938)
                                                                           -----------      -----------
Net Cash-Investing Activities                                                 (236,540)        (185,070)
                                                                           -----------      -----------

Financing Activities:
 Proceeds from Notes Payable                                                 2,255,954        1,807,245
 Repayment of Notes Payable                                                 (2,293,864)      (2,623,165)
                                                                           -----------      -----------
Net Cash-Financing Activities                                                  (37,910)        (815,920)
                                                                           -----------      -----------

Net Increase/[Decrease] in Cash and Cash Equivalents                            52,870        1,745,544
Cash and Cash Equivalents - Beginning of Periods                             2,063,323          375,584
                                                                           -----------      -----------
Cash and Cash Equivalents - End of Periods                                 $ 2,116,193      $ 2,121,128
                                                                           ===========      ===========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED HEALTH TECHNOLGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                              Six months ended
                                                                December 31,
                                                                ------------
                                                             2002          2001
                                                             ----          ----
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $  3,629     $ 39,724
   Income Taxes                                            $459,771     $225,425

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

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2003.

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $188,236 and $167,550 for the six months ended December 31, 2002 and 2001, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $4,637 and $16,333 for the six months ended December 31, 2002 and 2001 respectively.

[3] Inventories

Inventories consist of the following at December 31, 2002:

Raw Materials                                                         $1,789,950
Work-in-Process                                                        1,279,104
Finished Goods                                                           762,760
                                                                      ----------

Total                                                                 $3,831,814
                                                                      ==========

[4] Property and Equipment

Property and equipment comprise the following at December 31, 2002:

Land and Building                                                     $1,250,000
Leasehold Improvements                                                 1,163,360
Machinery and Equipment                                                2,956,747
Machinery and Equipment Under Capital Leases                             156,561
Transportation Equipment                                                  37,714
                                                                      ----------
Total                                                                  5,564,382
Less: Accumulated Depreciation and Amortization                        3,204,987
                                                                      ----------

      Total                                                           $2,359,395
                                                                      ==========

[5] Notes Payable

Notes Payable:
    Merchant Financial Corporation (a)                                $       --
                                                                      ----------

(a) Under the terms of a revolving credit note which expires on December 21, 2003, the Company may borrow up to $1,000,000 at 4% above the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated Health Technologies, Inc. and its operating subsidiaries. At December 31, 2002 there were no borrowings under the credit line. On January 21, 2003 the credit line agreement was terminated.

INTEGRATED HEALTH TECHNOLGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[6] Capital Lease

The Company acquired warehouse and office equipment under the provisions of two long-term leases. The leases expire in March 2003, and July 2003, respectively. The equipment under the capital leases as of December 31, 2002 has a cost of $47,016 and accumulated depreciation of $20,292 with a net book value of $26,724.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at December 31, 2002 are as follows:

Total Minimum Lease Payments                                           $ 47,016
Amount Representing Interest                                            (29,739)
                                                                       --------

Present Value of Net Minimum Lease Payment                               17,277
Current Portion                                                         (11,940)
                                                                       --------

   Long-Term Capital Lease Obligation                                  $  5,337
                                                                       ========

The following are maturities of long-term capital lease obligations:

December 31,
2003                                                                     $11,940
2004                                                                       5,337
2005                                                                          --
2006                                                                          --
                                                                         -------
Total                                                                    $17,277
                                                                         =======

[7] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2002 the Company's uninsured cash balances totaled approximately $1,863,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at December 31, 2002 is $29,460.

[8] Major Customer

For the six months ended December 31, 2002 and 2001 approximately 66% and 53% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. Two other customers accounted for 12% of consolidated sales for the six months ended December 31, 2002 and 20% of consolidated sales for the six months ended December 31, 2001. Accounts receivable from these customers comprised approximately 74% and 40% of total accounts receivable at December 31, 2002 and 2001, respectively.

INTEGRATED HEALTH TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[9] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the six months ended December 31, 2002 and 2001 on this lease was approximately $228,000 and $225,000 respectively.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                    Related
                                    Lease         Party Lease
December 31,                     Commitment        Commitment             Total
------------                     ----------        ----------             -----
  2003                            $ 64,592         $  323,559         $  388,151
  2004                              35,109            323,559            358,668
  2005                              16,548            323,559            340,107
  2006                              11,132            323,559            334,691
  2007                                 702            323,559            324,261
  Thereafter                            --          2,364,577          2,364,577
                                  --------         ----------         ----------
  Total                           $128,083         $3,982,372         $4,110,455
                                  ========         ==========         ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $275,000 and $265,000 for the six months ended December 31, 2002 and 2001, respectively. Rent expense is stated net of sublease income of approximately $2,600 and $400 for the six months ended December 31, 2002 and 2001, respectively.

[B] Development and Supply Agreement - On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2004. On December 31, 2002 the agreement was modified extending the term of the agreement to December 31, 2005 and providing that Herbalife is required to purchase a minimum quantity of Supplied Products each year for the term of the agreement of $18,000,000. If Herbalife purchases the minimum amount then Herbalife will be entitled to cetain rebates.

[10] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's chairman of the board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the six months ended December 31, 2002 and 2001, by the Company was $6,600 and $6,600, respectively.

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

[12] Equity Transactions

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

[B] Non-Statutory Stock Options-On October 11, 2002, the Company granted 75,000 non-statutory stock options to an officer and directors at the exercise price of $.33 (representing the market price) for a term of ten years commencing on October 11, 2002 and 100,000 non-statutory stock options a $.36 (representing 110% of the market price) per share for a term of ten years commencing on October 11, 2002.

[13] Subsequent Transactions

[A] Equity Transactions-On January 21, 2003 certain employees and officers exercised 201,250 incentive stock options and 418,750 non-statutory stock options at an exercise price of $0.075 per share and 130,000 incentive stock options and 270,000 non-statutory stock options at an exercise price of $.0825 per share.

[B] Acquisitions- On January 14, 2003 the Company entered into a letter of intent with Trade Investment Services LLC ("TIS") to acquire all of the interests of TIS in Natex LLC, a limited liability company formed under the laws of the Republic of Gerogia ("Natex").

Also on January 14, 2003 the Company reported entering into a letter of intent with NuCycle Acquisition Corp. (NuCycle") to acquire NuCycle in exchange for NuCycle receiving from the Company shares of stock.

[C] Notes Payable-On January 21, 2003 the Company terminated its revolving credit line agreement with Merchant Financial Corporation.

Item 2.

INTEGRATED HEALTH TECHNOLOGIES, INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Six months ended December 31, 2002 Compared to six months ended December 31,
2001

Results of Operations

The Company's net income for the six months ended December 31, 2002 was $513,332 as compared to net income of $1,029,398 for the six months ended December 31, 2001. This decrease in net income of approximately $520,000 is primarily the result of a $435,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $210,000, a decrease in other income of approximately $1,100,000 due to the settlement of a Class Action Lawsuit and a decrease in Federal and state income taxes of approximately $190,000.

Sales for the six months ended December 31, 2002 and 2001 were $10,793,909 and $11,460,875, respectively, a decrease of approximately $700,000 or 6% For the six months ended December 31, 2002 the Company had sales to one customer, who accounted for 66% of net sales in 2002 and 53% in 2001. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the six months ended December 31, 2002 totaled $53,825 as compared to $99,812 for the six months ended December 31, 2001, a decrease of 46%. The Company has been experiencing a decline in mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $1,008,148 for the six months ended December 31, 2002 as compared to $1,235,378 for the six months ended December 31, 2001, a decrease of $227,230 or 18%.

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the six months ended December 31, 2002 totaled $967,268 as compared to $1,695,448 for the six months ended December 31, 2001, decrease of $728,180 or 43%. The decrease in sales is due to Company's desire to pursue greater gross profit at the risk of lower sales.

Cost of sales decreased to $8,297,696 for the six months ended December 31, 2002 as compared to $9,172,835 for the six months ended December 31, 2001. Cost of sales decreased as a percentage of sales to 77% for the six months ended December 31, 2002 from 80% for the six months ended December 31, 2001. The decrease in cost of sales is due to greater manufacturing efficiencies.

Selling and administrative expenses for the six months ended December 31, 2002 were $1,757,136 versus $1,981,508 for the same period a year ago. The decrease of $224,372 was primarily attributable to a decrease in advertising of $11,696, a decrease in bad debt expense of $49,889, a decrease in royalty and commission expense of $25,131, an increase in officers salaries of $81,268, an increase in auto, travel and entertainment of $49,225, a decrease in office salaries of $158,288 due to a reduction of office personnel, a decrease in public relations fees of $22,982 and a decrease in freight out of $44,152.

Other income [expense] was $177,845 for the six months ended December 31, 2002 as compared to $1,314,108 for the six months ended December 31, 2001. The decrease of $1,136,263 is primarily the result of the proceeds received of $1,157,960 from the settlement of a Class Action Lawsuit in 2001.

INTEGRATED HEALTH TECHNOLOGIES, INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Three months ended December 31, 2002 Compared to three months ended December 31, 2001

Results of Operations

The Company's net income for the three months ended December 31, 2002 was $326,822 as compared to net income of $207,865 for the three months ended December 31, 2001. This increase in net income of approximately $120,000 is primarily the result of a $170,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $150,000, and an increase in Federal and state income taxes of approximately $76,000.

Sales for the three months ended December 31, 2002 and 2001 were $5,945,719 and $6,375,881 respectively, a decrease of approximately $430,000 or 7%. For the three months ended December 31, 2002 the Company had sales to one customer, who accounted for 74% of net sales in 2002 and 55% in 2001. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the three months ended December 31, 2002 totaled $24,785 as compared to $39,208 for the three months ended December 31, 2001, a decrease of 37%. The Company has been experiencing a decline in mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $497,416 for the three months ended December 31, 2002 as compared to $596,852 for the three months ended December 31, 2001, a decrease of $99,396 or 17%.

IHT Health Products, Inc. sales for the three months ended December 31, 2002 totaled $468,186 as compared to $719,838 for the three months ended December 31, 2001, a decrease of $251,652 or 35%. The decrease in sales is due to the Company's desire to pursue greater gross profit at the risk of lower sales.

Cost of sales decreased to $4,405,182 for the three months ended December 31, 2002 as compared to $4,986,562 for the three months ended December 31, 2001. Cost of sales decreased as a percentage of sales to 74% for the three months ended December 31, 2002 from 78% for the three months ended December 31, 2001. The decrease in cost of sales is due to greater manufacturing efficiencies.

Selling and administrative expenses for the three months ended December 31, 2002 were $1,030,105 versus $1,049,458 for the same period a year ago. The decrease of $19,353 was primarily attributable to an increase in officers salaries of $80,022, a decrease in bad debt expense of $40,889 a decrease in freight out of $37,283, an increase in auto, travel, and entertainment of $63,256, a decrease in royalty and commission expenses of $16,099, a decrease in office salaries of $76,032 due to a reduction in personnel and an increase in consulting fees of $32,051.

Other income [expense] was $94,812 for the three months ended December 31, 2002 as compared to $70,442 for the three months ended December 31, 2001. The increase of $24,370 is primarily the result of a decrease in interest expense of $16,801 and an increase in interest and investment income of $9,027.

Liquidity and Capital Resources

At December 31, 2002 the Company's working capital was $5,077,639 an increase of $178,075 over working capital at June 30, 2002. Cash and cash equivalents were $2,116,193 at December 31, 2002, an increase of $52,870 from June 30, 2002. The Company generated $327,320 and $2,746,534 from operations for the six months ended December 31, 2002 and 2001, respectively.

The primary reasons for the increase in cash provided for operations for the six months ended December 31, 2002 are net income of approximately $515,000, a decrease in accounts receivable of approximately $400,000, an increase in inventories of approximately $1,100,000, a decrease in accounts payable of approximately $775,000 and a decrease in Federal and State Income Taxes Payable of approximately $75,000.

INTEGRATED HEALTH TECHNOLOGIES, INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources - Continued

The Company utilized $236,540 and $185,070 in investing activities for the six months ended December 31, 2002 and 2001, respectively. The Company utilized net cash of $37,910 and $815,920 from debt financing activities for the six months ended December 31, 2002 and 2001, respectively.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at 4% above the prime interest rate and expires on December 21, 2003. At December 31, 2002 there was no balance due under the revolving line of credit. On January 21,2003 the Company terminated it's credit line agreement.

The Company's total annual commitment at December 31, 2002 for the next five years of $1,745,878 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

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

                    None

Item 3:     Defaults Upon Senior Securities

                    None

Item 4:     Submission of Matters to a Vote of Security Holders

                    None

Item 5:     Other Information

                    None

Item 6:     Exhibits and Reports on Form 8K

            Current Report on Form 8-K filed January 2, 2003 pursuant to Item 5 (Other Events).

            Current Report on Form 8-K filed January 14, 2003 pursuant to Item 5 (Other Events).

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTEGRATED HEALTH TECHNOLOGIES, INC.


Date: January 31, 2003                By: /s/ Seymour Flug
                                          -------------------------------------
                                          Seymour Flug,
                                          President and Chief Executive Officer


Date: January 31, 2003                By: /s/ Eric Friedman
                                          -------------------------------------
                                          Eric Friedman,
                                          Chief Financial Officer

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


Date: January 31, 2003           By: /s/ Eric Friedman
                                     -----------------
                                 Name: Eric Friedman
                                 Title: Vice President & Chief Financial Officer

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


Date: January 31, 2003                By: /s/ Seymour Flug
                                          ----------------
                                      Name: Seymour Flug
                                      Title: President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Seymour Flug, the President & Chief Executive Officer of Integrated Health Technologies, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 31, 2003


                                      By: /s/ Seymour Flug
                                          ----------------
                                      Seymour E. Flug
                                      President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Eric Friedman, the Vice President and Chief Financial Officer of Integrated Health Technologies, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 31, 2003


                                      By: /s/ Eric Friedman
                                          -----------------
                                      Eric Friedman
                                      Vice President and Chief Financial Officer