Form 10QSB
period 2003-03-31
INTEGRATED BIOPHARMA INC
filed 2003-05-07
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   ----------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 2003            Commission File Number 000-28876

                           INTEGRATED BIOPHARMA, INC.
                  (f/k/a Integrated Health Technologies, Inc.)
             (Exact name of registrant as specified in its charter)

                   Delaware                                  22-2407475
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

              225 Long Avenue
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

                                 Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding as of April 30, 2003
     -----------------------                --------------------------------

     Common Stock, Par Value                            10,156,439

INTEGRATED BIOPHARMA, INC.

INDEX
--------------------------------------------------------------------------------

Part I: Financial Information

Item 1: Consolidated Financial Statements

        Independent Accountant's Review Report ............................   1

        Consolidated Balance Sheet as of March 31, 2003 [Unaudited] .......   2 - 3

        Consolidated Statements of Operations for the three and nine months
        ended March 31, 2003 and 2002 [Unaudited] .........................   4 -

        Consolidated Statement of Stockholders' Equity for the nine months
        ended March 31, 2003 [Unaudited] ..................................   5 -

        Consolidated Statements of Cash Flows for nine months ended
        March 31, 2003 and 2002 [Unaudited] ...............................   6 - 7

        Notes to Consolidated Financial Statements [Unaudited] ............   8 - 15

Item 2: Management's Discussion and Analysis of Financial Condition
        And Results of Operations .........................................   16 - 19

Item 3: Controls and Procedures ...........................................   20

Part II: Other Information ................................................   21

Signature .................................................................   22

                                   ----------

                     Independent Accountants' Review Report

We have reviewed the accompanying condensed consolidated balance sheet of Integrated BioPharma, Inc. and Subsidiaries (formerly Integrated Health Technologies, Inc.) as of March 31, 2003, and the related condensed consolidated statements of operations for the three and nine months ended March 31, 2003 and 2002, and condensed consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002, and condensed consolidated statement of stockholders' equity for the nine months ended March 31, 2003. These condensed consolidated financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.


                       /s/ Amper, Politziner & Mattia P.C.

April 30, 2003
Edison, New Jersey

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
     Cash and Cash Equivalents                                       $ 1,637,213
     Accounts Receivable - Net                                         1,480,133
     Deferred Income Taxes                                                52,000
     Inventories                                                       4,279,216
     Prepaid Federal and State Income Taxes                               81,231
     Prepaid Expenses and Other Current Assets                           753,245
                                                                     -----------

     Total Current Assets                                              8,283,038
                                                                     -----------

Property and Equipment - Net                                           2,325,167
                                                                     -----------

Other Assets:
     Deferred Tax Asset                                                   82,000
     Investment in Natex, LLC                                          1,167,970
     Patents and Unpatented Technological Expertise                      497,000
     Security Deposits and Other Assets                                   92,149
                                                                     -----------

     Total Other Assets                                                1,839,119
                                                                     -----------

     Total Assets                                                    $12,447,324
                                                                     ===========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholder's Equity:
Current Liabilities:
     Accounts Payable                                              $  2,181,964
     Accrued Expenses and Other Current Liabilities                     151,290
     Customer Advances                                                  425,881
     Capital Lease Obligation                                             8,597
                                                                   ------------

     Total Current Liabilities                                        2,767,732
                                                                   ------------

Non-Current Liabilities:
     Capital Lease Obligation                                             5,593
                                                                   ------------

     Total Non-Current Liabilities                                        5,593
                                                                   ------------

     Commitments and Contingencies [9]                                       --
                                                                   ------------

Stockholders' Equity:
     Preferred Stock - Authorized 1,000,000 Shares,
     $.002 Par Value, No Shares Issued                                       --

     Common Stock - Authorized 25,000,000 Shares,
     $.002 Par Value, 10,156,439 Shares Issued and Outstanding           20,313

     Additional Paid-in Capital                                       7,463,864

     Retained Earnings                                                2,218,653
                                                                   ------------
                                                                      9,702,830
     Less, Treasury Stock at cost, 25,800 shares                        (28,831)
                                                                   ------------

     Total Stockholders' Equity                                       9,673,999
                                                                   ------------

     Total Liabilities and Stockholders' Equity                    $ 12,447,324
                                                                   ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                              Three months ended                  Nine months ended
                                                   March 31,                           March 31,
                                              ------------------                  -----------------
                                             2003              2002              2003             2002
                                             ----              ----              ----             ----
Sales                                    $  6,670,254      $ 5,278,366      $ 17,464,163      $ 16,739,241

Cost of Sales                               5,266,734        4,072,267        13,564,430        13,245,102
                                         ------------      -----------      ------------      ------------

Gross Profit                                1,403,520        1,206,099         3,899,733         3,494,139

Selling and Administrative Expenses         1,111,528          984,936         2,868,664         2,966,444
                                         ------------      -----------      ------------      ------------

Operating Income                              291,992          221,163         1,031,069           527,695
                                         ------------      -----------      ------------      ------------

Other Income [Expense]:
Other Income                                  103,982           82,994           268,148           269,050
Gain on Settlement of Lawsuit                      --               --                --         1,157,960
Interest Expense                                 (840)          (1,860)           (4,469)          (41,584)
Interest and Investment Income                  4,491            3,666            21,799            13,482
                                         ------------      -----------      ------------      ------------

Total Other Income [Expense]                  107,633           84,800           285,478         1,398,908
                                         ------------      -----------      ------------      ------------

Income Before Income Taxes                    399,625          305,963         1,316,547         1,926,603

Federal and State Income Tax Expense          181,871          164,650           585,461           755,892
                                         ------------      -----------      ------------      ------------

Net Income                               $    217,754      $   141,313      $    731,086      $  1,170,711
                                         ============      ===========      ============      ============

Net Income Per Common Share:
Basic                                    $        .03      $       .02      $        .11      $        .19
                                         ============      ===========      ============      ============
Diluted                                  $        .02      $       .02      $        .09      $        .17
                                         ============      ===========      ============      ============

Average Common Shares Outstanding           7,543,034        6,228,720         6,660,429         6,228,720

Dilutive Potential Common Shares:
Options                                     2,533,775        1,141,578         1,551,781           864,091
                                         ------------      -----------      ------------      ------------

Average Common Shares
Outstanding-assuming dilution              10,076,809        7,370,298         8,212,210         7,092,811
                                         ============      ===========      ============      ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
MARCH 31, 2003
[UNAUDITED]
--------------------------------------------------------------------------------

                                                              Additional                                                  Total
                          Common Stock         Preferred       Paid-in         Retained        Treaury Stock         Stockholders'
                       Shares    Par Value       Stock         Capital         Earnings      Shares       Cost           Equity
                       ------    ---------       -----         -------         --------      ------       ----           ------
Balance-
July 1, 2002         6,228,720     $12,457     $      --     $ 6,113,582      $1,487,567     25,800     $(28,831)     $ 7,584,775

Exercise of
Stock Options
for Cash             1,100,000       2,200            --          99,050              --         --           --          101,250

Acquisition of
NuCycle Therapy
Inc. for
Common Shares          368,833         738            --        (115,820)             --         --           --         (115,082)

Acquisition of
Natex LLC for
Common Shares        2,458,886       4,918            --       1,163,052              --         --           --        1,167,970

Income Tax
Benefit From
Exercise of
Stock Options               --          --            --         204,000              --         --           --          204,000

Net Income
for the nine
months ended
March 31, 2003              --          --            --              --         731,086         --           --          731,086
                    ----------     -------     ---------     -----------      ----------     ------     --------      -----------

Balance-
March 31, 2003      10,156,439     $20,313     $      --     $ 7,463,864      $2,218,653     25,800     $(28,831)     $ 9,673,999
                    ==========     =======     =========     ===========      ==========     ======     ========      ===========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                         Nine months ended March 31,
                                                                         ---------------------------
                                                                             2003            2002
                                                                             ----            ----
Operating Activities:
  Net Income                                                             $   731,086      $ 1,170,711
                                                                         -----------      -----------
  Adjustments to Reconcile Net Income to Net Cash
    [Used for] Provided By Operating Activities:
    Depreciation and Amortization                                            341,766          262,912
    Deferred Income Taxes                                                     30,000          109,000
    Bad Debt Expense                                                              --           89,391
    Income Tax Benefit from Exercise of Stock Options                        204,000               --
  Changes in Assets and Liabilities (excludes impact of acquisitons)
    [Increase] Decrease in:
      Accounts Receivable                                                    797,499          494,535
      Inventories                                                         (1,573,555)         488,841
      Refundable Federal Income Taxes                                        (81,231)         625,000
      Due From NuCycle Therapy, Inc. - Related Party                          92,646          (53,051)
      Prepaid Expenses and Other Current Assets                             (547,159)         (97,079)
      Security Deposits and Other Assets                                       1,141          (18,592)
    [Decrease] Increase in:
      Accounts Payable                                                       289,139         (626,457)
      Federal and State Income Taxes Payable                                (106,262)         238,850
      Accrued Expenses and Other Liabilities                                 (79,486)        (487,859)
                                                                         -----------      -----------
Total Adjustments                                                           (631,502)       1,025,491
                                                                         -----------      -----------
Net Cash - Operating Activities - Forward                                     99,584        2,196,202
                                                                         -----------      -----------

Investing Activities:
    Net Book Value of Fixed Assets Sold                                       15,654               --
    Exercise of Stock Options                                                101,250               --
    Patents                                                                 (355,000)              --
    Loans to Stockholders                                                     (9,505)         (68,746)
    Repayment of Note Receivable                                                  --          173,993
    Note Receivable                                                               --         (141,050)
    Purchase of Property and Equipment                                      (325,060)        (259,067)
                                                                         -----------      -----------
Net Cash - Investing Activities - Forward                                   (572,661)        (294,870)
                                                                         -----------      -----------

Financing Activities:
  Proceeds from Notes Payable                                              2,255,954        2,507,245
  Repayment of Notes Payable                                              (2,269,989)      (3,258,313)
                                                                         -----------      -----------
Net Cash - Financing Activities - Forward                                    (14,035)        (751,068)
                                                                         -----------      -----------

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                  Nine months ended March 31,
                                                                  ---------------------------
                                                                     2003             2002
                                                                     ----             ----
Net Cash - Operating Activities - Forwarded                           99,584        2,196,202

Net Cash - Investing Activities - Forwarded                         (572,661)        (294,870)

Net Cash - Financing Activities - Forwarded                          (14,035)        (751,068)
                                                                 -----------      -----------

Net Increase/[Decrease] in Cash and Cash Equivalents                (487,112)       1,150,264

Cash and Cash Equivalents - Beginning of Periods                   2,124,325          375,584
                                                                 -----------      -----------

Cash and Cash Equivalents - End of Periods                       $ 1,637,213      $ 1,525,848
                                                                 ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                                     $     4,469      $    41,584
    Income Taxes                                                 $   523,301      $   405,425

Supplemental Schedule of Investing and Financial Activities:
Common Stock issued for acquisition of NuCycle Therapy, Inc.     $   175,196               --
Common Stock issued for acquisition of Natex, LLC                $ 1,167,970               --

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Business

Effective April 16, 2003, the Company amended its corporate charter and changed its name to "Integrated BioPharma, Inc." (formerly Integrated Health Technologies, Inc.) and began trading on the American Stock Exchange using the symbol INB for its common stock.

Integrated BioPharma, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States. The Company considers all operations as one segment of business.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Inter-company transactions and balances have been eliminated in consolidation.

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002. The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2003.

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

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $291,766 and $262,912 for the nine months ended March 31, 2003 and 2002, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $5,837 and $90,596 for the nine months ended March 31, 2003 and 2002 respectively.

[3] Inventories

Inventories consist of the following at March 31, 2003:

Raw Materials                                                         $1,485,469
Work-in-Process                                                        1,000,781
Finished Goods                                                         1,792,966
                                                                      ----------

Total                                                                 $4,279,216
                                                                      ==========

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[4] Property and Equipment

Property and equipment comprise the following at March 31, 2003:

Land and Building                                                     $1,250,000
Leasehold Improvements                                                 1,163,360
Machinery and Equipment                                                2,866,307
Machinery and Equipment Under Capital Leases                             156,561
Transportation Equipment                                                  37,714
                                                                      ----------
Total                                                                  5,473,942
Less: Accumulated Depreciation and Amortization                        3,148,775
                                                                      ----------

    Total                                                             $2,325,167
                                                                      ==========

[5] Notes Payable

On January 21, 2003 the Company terminated its existing credit line agreement with Merchants Bank. At the termination date there were no balances due.

[6] Capital Lease

The Company acquired warehouse and office equipment under the provisions of two long-term leases. The leases expire in July 2003, and February 2005, respectively. The equipment under the capital leases as of March 31, 2003 has a cost of $47,016 and accumulated depreciation of $21,971 with a net book value of $25,045.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at March 31, 2003 are as follows:

Total Minimum Lease Payments                                           $ 47,016
Amount Representing Interest                                            (32,826)
                                                                       --------

Present Value of Net Minimum Lease Payment                               14,190
Current Portion                                                          (8,597)
                                                                       --------

  Long-Term Capital Lease Obligation                                   $  5,593
                                                                       ========

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[6] Capital Lease (Continued)

The following are maturities of long-term capital lease obligations:

March 31,

2004                                   $ 8,597
2005                                     5,593
2006                                        --
2007                                        --
                                       -------
Total                                  $14,190
                                       =======

[7] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2003 the Company's uninsured cash balances totaled approximately $1,850,000.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at March 31, 2003 is $29,460.

[8] Major Customer

For the nine months ended March 31, 2003 and 2002 approximately 68% and 56% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. Two other customers accounted for 11% of consolidated sales for the nine months ended March 31, 2003 and 16% of consolidated sales for the nine months ended March 31, 2002. Accounts receivable from these customers comprised approximately 58% and 38% of total accounts receivable at March 31, 2003 and 2002, respectively.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[9] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the nine months ended March 31, 2003 and 2002 on this lease was approximately $350,000 and $340,000 respectively.

Other Lease Commitments - The Company leases warehouse equipment for a five-year period providing for an annual rental of $15,847 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2006.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                    Related
                                   Lease          Party Lease
March 31,                        Commitment        Commitment            Total
---------                        ----------       ------------        ----------

2004                              $ 56,083         $  323,559         $  379,642
2005                                34,465            323,559            358,024
2006                                24,012            323,559            347,571
2007                                 7,697            323,559            331,256
2008                                    --            323,559            323,559
Thereafter                              --          2,283,687          2,283,687
                                  --------         ----------         ----------
Total                             $122,257         $3,901,482         $4,023,739
                                  ========         ==========         ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $420,000 and $387,000 for the nine months ended March 31, 2003 and 2002, respectively. Rent expense is stated net of sublease income of approximately $6,700 and $800 for the nine months ended March 31, 2003 and 2002, respectively.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[9] Commitments and Contingencies (Continued)

[B] Employment Agreement - Effective February 24, 2003, the Company entered into an employment agreement with an executive, which expires on December 31, 2004 and provides for an aggregate annual salary of $100,000.

[C] Development and Supply Agreement - On April 9, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2004. On December 31, 2002 the agreement was modified extending the term of the agreement to December 31, 2005 and providing that Herbalife is required to purchase a minimum quantity of Supplied Products each year for the term of the agreement of $18,000,000. If Herbalife purchases the minimum amount then Herbalife will be entitled to certain rebates.

[10] Related Party Transactions

During the year ended June 30, 1997, the Company entered into a consulting agreement with the brother of the Company's chairman of the board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the nine months ended March 31, 2003 and 2002, by the Company was $9,900 and $9,900, respectively. See note 9(A) and notes 12(C) and 12(D).

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on its financial position and results of operations.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
--------------------------------------------------------------------------------

[12] Equity Transactions

[A] Incentive Stock Options-On February 4, 2003, the Company granted 117,647 incentive stock options for a term of ten years commencing on February 4, 2003 to an employee at the exercise price of $.85 (representing the market price) per share and on February 24, 2003 the Company granted 57,142 incentive stock options for a term of ten years commencing on February 24, 2003 to an employee at the exercise price of $1.75 (representing the market price) per share.

[B] Non-Statutory Stock Options-On January 31, 2003 the Company granted 4,000 non-statutory stock options to members of its scientific advisory board at the exercise price of $.75 (representing the market price) per share for a term of ten years commencing on January 31, 2003. On February 4, 2003, the Company granted 332,353 non-statutory stock options to an employee and a consultant at the exercise price of $.85 (representing the market price) per share for a term of ten years commencing on February 4, 2003 and on February 24, 2003 the Company granted 92,858 non-statutory stock options for a term of ten years commencing on February 4, 2003 to an employee at the exercise price of $1.75 (representing the market price) per share.

[C] Acquisitions-NuCycle Transaction

On February 21, 2003, the Company completed a merger pursuant to an Agreement and Plan of Merger dated as of February 21, 2003 between and among the Company, NAC-NJ Acquisition Corp., a wholly-owned subsidiary of the Company (Acquisition Sub") and NuCycle Acquisition Corp. ("NuCycle") pursuant to which the Company acquired 100 percent of NuCycle Common Stock in exchange for the shareholders of NuCycle receiving from the Company 368,833 shares of common stock at a market value of $175,196 and a contingent consideration of twenty-five percent (25%) of the after-tax profits of NuCycle until the shareholders of NuCycle have received, in the aggregate, an additional $5,000,000 commencing with the first fiscal quarter following the date of filing of the Certificate of Merger with the New Jersey Department of Treasury. As of March 31, 2003 the likelihood of such additional payments was not probable and in accordance with SFAS 141, no such amount was recorded.

The NuCycle acquisition allows the Company to enter the field of genetically engineered human therapeutics through NuCycle's expertise and its grant from the National Cancer Institute.

The Company acquired assets of $153,709 and liabilities of $268,791. Due to this related party transaction, the excess amount paid over book value of $290,278 has reduced additional paid-in capital. The transactions of NuCycle for the month ended March 31, 2003 have been included in the consolidated financial statements of the Company.

E.Gerald Kay, the Chairman of the Board of the Company, and a principal stockholder of the Company, Seymour Flug, the President and Chief Executive Officer of the Company, and Carl DeSantis, the father of Dean DeSantis who is a director of the Company, collectively own approximately seventy-four percent (74%) of NuCycle.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
--------------------------------------------------------------------------------

[12] Equity Transactions (Continued)

[D] Acquisitions-Natex LLC Acquisition

On February 24, 2003, the Company completed the acquisition of the membership interests of Natex Georgia, LLC, a limited liability company formed under the laws of the Republic of Georgia ("Natex") from Trade Investment Services, L.L.C. ("TIS") representing fifty percent (50)% of the membership interests of Natex. Pursuant to the terms of a purchase agreement dated as of February 1, 2003 by and between the Company and TIS, TIS received 2,458,886 shares of the Company's common stock at a market value of $1,167,970. Such acquisition was attributable primarily to the license agreement described below.

Natex is a recently formed company engaged in the business of harvesting and collecting taxis bacatta botanical materials from government properties in the Republic of Georgia, pursuant to a license from and supervision by the Georgian government. Natex processes the materials to extract Paclitaxel and intends to sell the extract to Paxis Pharmaceuticals Inc. ("Paxis") pursuant to an exclusive supply contract with Paxis. Paxis is a Delaware company formed to convert the extract to finished U.S.P. Paclitaxel in its Boulder, Colorado facilities with the intention of selling that bulk Paclitaxel to other entities which, in turn, convert it to dosage form or combine it with other substances, in both cases for sale and distribution as a cancer therapy drug. Both Natex and Paxis were formed last year. Neither company has any revenue to date. Significant additional capital will be needed by both companies to begin selling the bulk Paclitaxel. Both companies will be subject to various risks associated with a new venture including, among others: operating in a foreign country which may have political, economic, legal and regulatory environment which may differ significantly from the U.S including the exporting of products, repatriation of capital and exchange rate fluctuations; setting up manufacturing facilities; complying with regulatory requirements for manufacturing pharmaceutical products; marketing and selling the product; and operating profitably. There can be no assurance that these companies can be operated profitably.

E. Gerald Kay, the Chairman of the Board of the Company and beneficial owner of approximately fifty percent (50%) of the stock of the Company (or, approximately sixty-two percent (62%) if family trusts of which he is a trustee are attributed to him), is the owner of one-third (1/3) of the equity of TIS. Carl DeSantis, the father of Dean DeSantis who is a director of the Company, is the owner of one-third (1/3) of the equity of TIS.

[E] Acquisitions-Paxis Acquisition

The Company and Trade Investment Services, L.L.C. ("TIS") have entered into a purchase agreement dated as of February 1, 2003 (the "Paxis Purchase Agreement") pursuant to which the Company has agreed to purchase all of the interests of TIS in TisorEx, Inc. (to be renamed Paxis Pharmaceuticals, Inc. or "Paxis") which consists of fifty percent (50%) of the common stock of Paxis in exchange for $500,000 payable at the closing and a contingent consideration of twenty-five percent (25%) of the after-tax profits of Paxis commencing with the first calendar quarter following the closing date until TIS has received an additional $49,500,000 in the aggregate. The agreement has not closed.

INTEGRATED BIOPHARMA, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Item 2.

The following discussion should be read in conjunction with the historical information of the Company and notes thereto.

Nine months ended March 31, 2003 Compared to nine months ended March 31, 2002

Results of Operations

The Company's net income for the nine months ended March 31, 2003 was $731,086 as compared to net income of $1,170,711 for the nine months ended March 31, 2002. This decrease in net income of approximately $440,000 is primarily the result of a $505,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $405,000, a decrease in other income of approximately $1,100,000 due to the settlement of a Class Action Lawsuit and a decrease in Federal and state income taxes of approximately $170,000.

Sales for the nine months ended March 31, 2003 and 2002 were $17,464,163 and $16,739,241 respectively, an increase of approximately $725,000 or 4%. For the nine months ended March 31, 2003 the Company had sales to one customer, who accounted for 68% of net sales in 2003 and 56% in 2002. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the nine months ended March 31, 2003 totaled $80,290 as compared to $145,316 for the nine months ended March 31, 2002, a decrease of 45%. The Company has been experiencing a decline in mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $1,687,244 for the nine months ended March 31, 2003 as compared to $1,834,634 for the nine months ended March 31, 2002, a decrease of $147,390 or 8%.

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the nine months ended March 31, 2003 totaled $1,537,835 as compared to $2,520,932 for the nine months ended March 31, 2002, decrease of $983,097 or 39%. The decrease in sales is due to Company's desire to pursue greater gross profit at the risk of lower sales.

On February 21, 2003 the Company merged with NuCycle Acquisition Corp. ("NuCycle"). NuCycle through its wholly-owned subsidiary, NuCycle Therapy, Inc. is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. Sales for the month ended March 31, 2003 totaled $ 9,120.

Cost of sales increased to $13,564,430 for the nine months ended March 31, 2003 as compared to $13,245,102 for the nine months ended March 31, 2002. Cost of sales decreased as a percentage of sales to 78% for the nine months ended March 31, 2003 from 79% for the nine months ended March 31, 2002. The

INTEGRATED BIOPHARMA, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations (Continued)

decrease in cost of sales is due to greater manufacturing efficiencies. Selling and administrative expenses for the nine months ended March 31, 2003 were $2,868,664 versus $2,966,444 for the same period a year ago. The decrease of $97,780 was primarily attributable to a decrease in advertising of $84,759, a decrease in bad debt expense of $84,367, a decrease in royalty and commission expense of $26,638, an increase in officers salaries of $118,621, an increase in auto, travel and entertainment of $73,335, a decrease in office expenses of $46,917, a decrease in office salaries of $214,591 due to a reduction of office personnel, a decrease in public relations fees of $23,457, an increase in consulting fees of $145,923, an increase in depreciation and amortization of $50,164, and a decrease in freight out of $88,822.

Other income [expense] was $285,478 for the nine months ended March 31, 2003 as compared to $1,398,908 for the nine months ended March 31, 2002. The decrease of $1,113,430 is primarily the result of the proceeds received of $1,157,960 from the settlement of a Class Action Lawsuit in 2001.

Three months ended March 31, 2003 Compared to three months ended March 31, 2002

Results of Operations

The Company's net income for the three months ended March 31, 2003 was $217,754 as compared to net income of $141,313 for the three months ended March 31, 2002. This increase in net income of approximately $76,000 is primarily the result of a $70,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $200,000, an increase in selling and administrative expenses of approximately $125,000 and an increase in Federal and state income taxes of approximately $17,000.

Sales for the three months ended March 31, 2003 and 2002 were $6,670,254 and $5,278,366 respectively, an increase of approximately $1,390,000 or 26%. For the three months ended March 31, 2003 the Company had sales to one customer, who accounted for 72% of net sales in 2003 and 62% in 2002. The loss of this customer would have an adverse affect on the Company's operations.

Retail and mail order sales for the three months ended March 31, 2003 totaled $26,465 as compared to $45,504 for the three months ended March 31, 2002, a decrease of 42%. The Company has been experiencing a decline in mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $679,096 for the three months ended March 31, 2003 as compared to $599,256 for the three months ended March 31, 2002, an increase of $79,840 or 13%.

IHT Health Products, Inc. sales for the three months ended March 31, 2003 totaled $570,567 as compared to $825,484 for the three months ended March 31, 2002, a decrease of $254,917 or 31%. The decrease in sales is due to the Company's desire to pursue greater gross profit at the risk of lower sales.

INTEGRATED BIOPHARMA, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations (Continued)

Cost of sales increased to $5,266,734 for the three months ended March 31, 2003 as compared to $4,072,267 for the three months ended March 31, 2002. Cost of sales increased as a percentage of sales to 79% for the three months ended March 31, 2003 from 77% for the three months ended March 31, 2002. The increase in cost of sales is due to differences in the product mix.

Selling and administrative expenses for the three months ended March 31, 2003 were $1,111,528 versus $984,936 for the same period a year ago. The increase of $126,592 was primarily attributable to a decrease in advertising expenses of $73,063, an increase in officers salaries of $37,353, a decrease in bad debt expense of $34,478, a decrease in freight out of $44,670, a decrease in office salaries of $56,303, an increase in professional fees of $59,846, an increase in auto, travel, and entertainment of $23,272 and an increase in consulting fees of $150,212.

Other income [expense] was $107,633 for the three months ended March 31, 2003 as compared to $84,800 for the three months ended March 31, 2002. The increase of $22,833 is primarily the result of the gain on the sale of fixed assets of $24,346.

Liquidity and Capital Resources

At March 31, 2003 the Company's working capital was $5,515,306 an increase of $615,742 over working capital at June 30, 2002. Cash and cash equivalents were $1,637,213 at March 31, 2003, a decrease of $487,112 from June 30, 2002. The
Company generated $99,584 and $2,196,202 from operations for the nine months ended March 31, 2003 and 2002, respectively.

The primary reasons for the decrease in cash provided for operations for the nine months ended March 31, 2003 are net income of approximately $730,000, a decrease in accounts receivable of approximately $800,000, an increase in inventories of approximately $1,600,000, an increase in prepaid expenses of approximately $550,000, an increase in accounts payable of approximately $300,000 and a decrease in Federal and State Income Taxes Payable of approximately $100,000.

The Company utilized $572,661 and $294,870 in investing activities for the nine months ended March 31, 2003 and 2002, respectively. The Company utilized net cash of $14,035 and $751,068 from debt financing activities for the nine months ended March 31, 2003 and 2002, respectively.

The Company had a $1,000,000 revolving line of credit agreement, which bore interest at 4% above the prime interest rate and expires on December 21, 2003. On January 21, 2003 the Company terminated its credit line agreement.

The Company's total annual commitment at March 31, 2003 for the next five years of $1,740,052 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment and automobiles.

INTEGRATED BIOPHARMA, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources (Continued)

The Company does not anticipate having to provide additional working capital for the NuCycle Therapy acquisition and the Natex LLC acquisition. (See notes 12(C) and 12(D)).

INTEGRATED BIOPHARMA, INC.
--------------------------------------------------------------------------------

Item 3.

CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-QSB. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II:  Other Information

INTEGRATED BIOPHARMA, INC.
--------------------------------------------------------------------------------

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

            None

Item 6:     Exhibits and Reports on Form 8-K

            Current Report on Form 8-K filed January 2, 2003 pursuant to Item 5 (Other Events).

            Current Report on Form 8-K filed January 14, 2003 pursuant to Item 5 (Other Events).

            Current Report on Form 8-K filed February 21, 2003 pursuant to Item 5 (Other Events).

            Current Report on Form 8-K filed February 24, 2003 pursuant to Item 2 (Acquisition of Assets).

            Current Report on Form 8-K/A filed April 24, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTEGRATED BIOPHARMA, INC.


Date: April 30, 2003                  By: /s/ Seymour Flug
                                          ----------------
                                          Seymour Flug,
                                          President and Chief Executive Officer


Date: April 30, 2003                  By: /s/ Eric Friedman
                                          -----------------
                                          Eric Friedman,
                                          Chief Financial Officer

                              Certification of CFO

I, Eric Friedman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Integrated BioPharma Inc. (f/k/a Integrated Health Technologies, Inc.);

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


Date: April 30, 2003             By: /s/ Eric Friedman
                                     -----------------
                                 Name: Eric Friedman
                                 Title: Vice President & Chief Financial Officer

                              Certification of CEO

I, Seymour Flug, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Integrated BioPharma, Inc. (f/k/a Integrated Health Technologies, Inc.);

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


Date: April 30, 2003                 By:/s/ Seymour Flug
                                     -------------------
                                     Name: Seymour Flug
                                     Title: President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Seymour Flug, the President & Chief Executive Officer of Integrated BioPharma, Inc. (f/k/a Integrated Health Technologies, Inc.) (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 30, 2003


                                     By: /s/ Seymour Flug
                                         ----------------
                                     Seymour E. Flug
                                     President & Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Eric Friedman, the Vice President and Chief Financial Officer of Integrated BioPharma, Inc. (f/k/a Integrated Health Technologies, Inc.) (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 30, 2003


                                      By: /s/ Eric Friedman
                                          -----------------
                                      Eric Friedman
                                      Vice President and Chief Financial Officer