Form 10QSB/A
period 2003-03-31
INTEGRATED BIOPHARMA INC
filed 2003-09-26
CIK 1016504

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

                                 Yes|X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding as of April 30, 2003
-----------------------                    --------------------------------
Common Stock, Par Value                                10,156,439

The Company is restating its previously issued financial statements for the quarter ended March 31, 2003 to correct an error in the accounting treatment related to previously disclosed acquisition costs. The amounts presented herein reflect the restatement of these financial statements.

It was determined that the acquisition of 50% of Natex LLC, described in Note 12D was with a controlled related party and that the investment should be recorded at carryover basis (zero). The common shares issued (market value $1,598,276) in connection with this acquisition were recorded at market value. Such amount then reduced paid-in capital in accordance with accounting for transactions with common control entities.

The effects of this restatement are presented in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12D to Notes to the Consolidated Financial Statements of this Form 10-QSB. The effects of this restatement impact the Consolidated Balance Sheet and Consolidated Statement of Stockholders' Equity.

INTEGRATED BIOPHARMA, INC.

INDEX
--------------------------------------------------------------------------------

Part I:   Financial Information

Item 1: Consolidated Financial Statements

        Consolidated Balance Sheet as of March 31, 2003
        [Restated/Unaudited]...........................................  1 - 2

        Consolidated Statement of Stockholders' Equity [Unaudited]
        for the nine months ended March 31, 2003 [Restated]............  3

        Consolidated Statements of Operations [Unaudited]
        for the three months ended  March 31, 2003, [Restated]
        and 2002 and for the nine months ended March 31, 2003
        [Restated] and 2002............................................  4

        Consolidated Statements of Cash Flows [Unaudited]
        for nine months ended March 31, 2003, [Restated] and 2002......  5 - 6

        Notes to Consolidated Financial Statements [Unaudited].........  7 - 14

Item 2: Management's Discussion and Analysis of Financial Condition
        And Results of Operations......................................  15 - 19

Item 3: Controls and Procedures........................................  20

Part II: Other Information.............................................  21

Signature..............................................................  22

                                   ---------

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003
[UNAUDITED] [RESTATED]
--------------------------------------------------------------------------------

Assets:                                                              (Restated)
Current Assets:
        Cash and Cash Equivalents                                   $  1,637,213
        Accounts Receivable - Net                                      1,480,133
        Deferred Income Taxes                                             52,000
        Inventories                                                    4,279,216
        Prepaid Federal and State Income Taxes                            81,231
        Prepaid Expenses and Other Current Assets                        753,245
                                                                    ------------

        Total Current Assets                                           8,283,038
                                                                    ------------

Property and Equipment - Net                                           2,325,167
                                                                    ------------

Other Assets:
        Deferred Tax Asset                                                82,000
        Patents and Unpatented Technological Expertise                   497,000
        Security Deposits and Other Assets                                92,149
                                                                    ------------

        Total Other Assets                                               671,149
                                                                    ------------

Total Assets                                                        $ 11,279,354
                                                                    ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003
[UNAUDITED] [RESTATED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:                                (Restated)
Current Liabilities:
        Accounts Payable                                            $  2,181,964
        Accrued Expenses and Other Current Liabilities                   151,290
        Customer Advances                                                425,881
        Capital Lease Obligation                                           8,597
                                                                    ------------

        Total Current Liabilities                                      2,767,732
                                                                    ------------

Non-Current Liabilities:
        Capital Lease Obligation                                           5,593
                                                                    ------------

        Total Non-Current Liabilities                                      5,593
                                                                    ------------

        Commitments and Contingencies [9]                                     --
                                                                    ------------

Stockholders' Equity:
        Preferred Stock - Authorized 1,000,000 Shares,
        $.002 Par Value, No Shares Issued                                     --

        Common Stock - Authorized 25,000,000 Shares,
        $.002 Par Value, 10,156,439 Shares Issued and
        Outstanding                                                       20,313

        Additional Paid-in Capital                                     6,295,894

        Retained Earnings                                              2,218,653
                                                                    ------------

                                                                       8,534,860
        Less, Treasury Stock at cost, 25,800 shares                     (28,831)
                                                                    ------------
        Total Stockholders' Equity                                     8,506,029
                                                                    ------------

        Total Liabilities and Stockholders' Equity                  $ 11,279,354
                                                                    ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2003
[UNAUDITED] [RESTATED]
--------------------------------------------------------------------------------

                                                       Additional                                            Total
                      Common Stock         Preferred     Paid-In     Retained       Treasury Stock        Stockholders'
                   Shares      Par Value     Stock      Capital      Earnings      Shares      Cost         Equity
                   ------      ---------     -----      -------      --------      ------      ----         ------
Balance-
July 1, 2002       6,228,720   $12,457     $    --     $ 6,113,582   $ 1,487,567   25,800    $ (28,831)   $ 7,584,775

Exercise of
Stock Options
For cash           1,100,000     2,200          --          99,050            --       --            --       101,250

Acquisition of
NuCycle
Therapy, Inc.
(related
party)  for
Common Shares        368,833       738          --       (115,820)            --       --            --     (115,082)

Acquisition of
50% of Natex,
LLC for Common
Shares             2,458,886     4,918          --       1,593,358            --       --            --     1,598,276

Reduction of
paid-in capital
due to common
control accounting
related to common
stock issued in
acquisition of
50% of Natex,
LLC                                                    (1,598,276)                                        (1,598,276)

Income Tax
Benefit From
Exercise of
Stock Options             --        --          --         204,000            --       --            --       204,000

Net Income for
the nine
months ended
March 31, 2003            --        --          --              --       731,086       --            --       731,086
                  ----------   -------     -------     -----------   -----------   ------    ----------   -----------

Balance-
March 31, 2003
(Restated)
                  10,156,439   $20,313     $    --     $ 6,295,894   $ 2,218,653   25,800    $ (28,831)   $ 8,506,029
                  ==========   =======     =======     ===========   ===========   ======    ==========   ===========

 See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                       Three months ended               Nine months ended
                                            March 31,                        March 31,
                                       ------------------               -----------------

                                        2003          2002             2003             2002
                                        ----          ----             ----             ----

Sales                               $ 6,670,254    $ 5,278,366     $ 17,464,163    $ 16,739,241

Cost of Sales                         5,266,734      4,072,267       13,564,430      13,245,102
                                    -----------    -----------     ------------    ------------

Gross Profit                          1,403,520      1,206,099        3,899,733       3,494,139

Selling and Administrative Expenses   1,111,528        984,936        2,868,664       2,966,444
                                    -----------    -----------     ------------    ------------

Operating Income                        291,992        221,163        1,031,069         527,695
                                    -----------    -----------     ------------    ------------

Other Income [Expense]:
Other Income                            103,982         82,994          268,148         269,050
Gain on Settlement of Lawsuit                --             --               --       1,157,960
Interest Expense                          (840)        (1,860)          (4,469)        (41,584)
Interest and Investment Income            4,491          3,666           21,799          13,482
                                    -----------    -----------     ------------    ------------

Total Other Income [Expense]            107,633         84,800          285,478       1,398,908
                                    -----------    -----------     ------------    ------------

Income Before Income Taxes              399,625        305,963        1,316,547       1,926,603

Federal and State Income Tax Expense    181,871        164,650          585,461         755,892
                                    -----------    -----------     ------------    ------------

Net Income                          $   217,754    $   141,313     $   731,086     $  1,170,711
                                    ===========    ===========     ===========     ============

Net Income Per Common Share:
Basic                               $       .03    $       .02     $        .11    $        .19
                                    ===========    ===========     ============    ============
Diluted                             $       .02    $       .02     $        .09    $        .17
                                    ===========    ===========     ============    ============

Average Common Shares Outstanding     7,543,034      6,228,720        6,660,429       6,228,720

Dilutive Potential Common Shares:
Options                               2,533,775      1,141,578        1,551,781         864,091
                                    -----------    -----------     ------------    ------------

Average Common Shares
Outstanding-assuming dilution        10,076,809      7,370,298        8,212,210       7,092,811
                                    ===========    ===========     ============    ============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Nine months ended
                                                              March 31,
                                                         -----------------

                                                         2003            2002
                                                         ----            ----
                                                       (Restated)
Operating Activities:
  Net Income                                           $   731,086   $ 1,170,711
                                                       -----------   -----------
  Adjustments to Reconcile Net Income to Net Cash
    [Used for] Provided By Operating Activities:
    Depreciation and Amortization                          341,766       262,912
    Deferred Income Taxes                                   30,000       109,000
    Bad Debt Expense                                         5,024        89,391
    Gain on Sale of Fixed Assets                          (24,346)            --
  Changes in Assets and Liabilities
  (excludes impact of acquisitons)
    [Increase] Decrease in:
      Accounts Receivable                                  792,475       494,535
      Inventories                                      (1,573,555)       488,841
      Refundable Federal Income Taxes                     (81,231)       625,000
      Due From NuCycle Therapy, Inc. - Related Party        92,646      (53,051)
      Prepaid Expenses and Other Current Assets          (547,159)      (97,079)
      Security Deposits and Other Assets                     1,141      (18,592)
    [Decrease] Increase in:
      Accounts Payable                                     289,139     (626,457)
      Federal and State Income Taxes Payable                97,738       238,850
      Accrued Expenses and Other Liabilities              (79,486)     (487,859)
                                                       -----------   -----------

Total Adjustments                                        (655,848)     1,025,491
                                                       -----------   -----------

Net Cash - Operating Activities - Forward                   75,238     2,196,202
                                                       -----------   -----------

Investing Activities:
    Proceeds from Sale of Fixed Assets                      40,000
    Patents                                              (355,000)            --
    Loans to Stockholders                                  (9,505)      (68,746)
    Repayment of Note Receivable                                --       173,993
    Note Receivable             --                              --     (141,050)
    Purchase of Property and Equipment                   (325,060)     (259,067)
                                                       -----------   -----------

Net Cash - Investing Activities - Forward                (649,565)     (294,870)
                                                       -----------   -----------

Financing Activities:
  Exercise of Stock Options                                101,250            --
  Proceeds from Notes Payable                            2,255,954     2,507,245
  Repayment of Notes Payable                           (2,269,989)   (3,258,313)
                                                       -----------   -----------
Net Cash - Financing Activities - Forward                   87,215     (751,068)
                                                       -----------   -----------


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Nine months ended
                                                              March 31,
                                                         -----------------

                                                         2003            2002
                                                         ----            ----
                                                       (Restated)

Net Cash - Operating Activities - Forwarded               75,238       2,196,202

Net Cash - Investing Activities - Forwarded            (649,565)       (294,870)

Net Cash - Financing Activities - Forwarded               87,215       (751,068)
                                                     -----------     -----------

Net Increase/[Decrease] in Cash and Cash Equivalents   (487,112)       1,150,264

Cash and Cash Equivalents - Beginning of Periods       2,124,325         375,584
                                                     -----------     -----------

Cash and Cash Equivalents - End of Periods           $ 1,637,213     $ 1,525,848
                                                     ===========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                         $     4,469     $    41,584
    Income Taxes                                     $   523,301     $   405,425

Supplemental Schedule of Investing and
Financial Activities:
Common Stock issued for acquisition
of NuCycle Therapy, Inc.                             $   175,196              --
Common Stock issued for acquisition
of Natex, LLC                                        $ 1,598,276              --


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Business

Effective April16, 2003, the Company amended its corporate charter and changed its name to "Integrated BioPharma, Inc." (formerly Integrated Health Technologies, Inc.) and began trading on the American Stock Exchange using the symbol INB for its common stock.

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

[3] Inventories

Inventories consist of the following at March 31, 2003:

Raw Materials                                                        $ 1,485,469
Work-in-Process                                                        1,000,781
Finished Goods                                                         1,792,966
                                                                     -----------

                                                                     $ 4,279,216
Total                                                                ===========

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[4] Property and Equipment

Property and equipment comprise the following at March 31, 2003:

Land and Building                                                    $ 1,250,000
Leasehold Improvements                                                 1,163,360
Machinery and Equipment                                                2,866,307
Machinery and Equipment Under Capital Leases                             156,561
Transportation Equipment                                                  37,714
                                                                     -----------
Total                                                                  5,473,942
Less:  Accumulated Depreciation and Amortization                       3,148,775
                                                                     -----------

    Total                                                            $ 2,325,167
                                                                     ===========

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
                                                                        ========

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[6] Capital Lease (Continued)

The following are maturities of long-term capital lease obligations:

March 31,

2004                    $  8,597
2005                       5,593
2006                          --
2007                          --
                        --------
Total                   $ 14,190
                        ========

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                   Related
                 Lease           Party Lease
March 31,      Commitment        Commitment          Total
---------      ----------        -----------         -----

2004           $  56,083        $   323,559       $   379,642
2005              34,465            323,559           358,024
2006              24,012            323,559           347,571
2007               7,697            323,559           331,256
2008                  --            323,559           323,559
Thereafter            --          2,283,687         2,283,687
               ---------        -----------       -----------
Total          $ 122,257        $ 3,901,482       $ 4,023,739
               =========        ===========       ===========

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

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

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

[12] Equity Transactions [Continued]

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

The Company acquired assets of $153,709 and liabilities of $268,791 (at carryover basis). Due to this related party transaction, the excess amount paid over book value has reduced additional paid-in capital by $115,820. The transactions of NuCycle for the month ended March 31, 2003 have been included in the consolidated financial statements of the Company.

E.Gerald Kay, the Chairman of the Board of the Company, and a principal stockholder of the Company, Seymour Flug, the President and Chief Executive Officer of the Company, and Carl DeSantis, the father of Dean DeSantis who is a director of the Company, collectively own approximately seventy-four percent (74%) of NuCycle.

[D] Acquisitions-Natex LLC Acquisition

On February 24, 2003, the Company completed the acquisition of the membership interests of Natex Georgia, LLC, a limited liability company formed under the laws of the Republic of Georgia ("Natex") from Trade Investment Services, L.L.C. ("TIS") representing fifty percent (50)% of the membership interests of Natex. Pursuant to the terms of a purchase agreement dated as of February 1, 2003 by and between the Company and TIS, TIS received 2,458,886 shares of the Company's common stock at a market value of $1,598,276 (based on the stock price 15 days before and after such date. Such acquisition was attributable primarily to the license agreement described below.

Since this is a common controlled related party transaction, the Company recorded the investment using the carryover basis of zero. The common shares issued in connection with this acquisition were recorded at fair market value. Such amount then reduced paid in capital in accordance with accounting for transactions with common control entities.

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

[E] Acquisitions-Paxis Acquisition

The Company and Trade Investment Services, L.L.C. ("TIS") have entered into a purchase agreement dated as of February 1, 2003 (the "Paxis Purchase Agreement") pursuant to which the Company has agreed to purchase all of the interests of TIS in TisorEx, Inc. (to be renamed Paxis Pharmaceuticals, Inc. or "Paxis") which consists of fifty percent (50%) of the common stock of Paxis in exchange for $500,000 payable at the closing and a contingent consideration of twenty-five percent (25%) of the after-tax profits of Paxis commencing with the first calendar quarter following the closing date until TIS has received an additional $49,500,000 in the aggregate. The transaction closed July 22, 2003 and is more fully described in the June 30, 2003 Form 10K.

Item 2.

INTEGRATED BIOPHARMA, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company is restating its previously issued financial statements for the quarter ended March 31, 2003 to correct an error in the accounting treatment related to previously disclosed acquisition costs. The amount presented herein reflect the restatement of these financial statements.

It was determined that the acquisition of 50% of Natex LLC, described in note 13D was with a controlled related party and that the investment should be recorded at carryover basis (zero). The common shares issued (market value $1,598,276) was recorded at market value. Such amount then reduced paid in capital in accordance with accounting for transactions with common control entities. There are no changes to the statement of operations.

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

On August 31, 2000, the Company began the distribution and sale of fine chemicals through a new subsidiary, IHT Health Products, Inc. Sales for the nine months ended March 31, 2003 totaled $1,537,835 as compared to $2,520,932 for the nine months ended March 31, 2002, a decrease of $983,097 or 39%. The decrease in sales is due to Company's desire to pursue greater gross profit at the risk of lower sales.

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

Cost of sales increased to $13,564,430 for the nine months ended March 31, 2003 as compared to $13,245,102 for the nine months ended March 31, 2002. Cost of sales decreased as a percentage of sales to 78% for the nine months ended March 31, 2003 from 79% for the nine months ended March 31, 2002. The decrease in cost of sales is due to greater manufacturing efficiencies.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                         Nine Months Ended
                                             March 31,
                                         -----------------

                                      2003            2002              Change
                                      ----            ----              ------

Advertising                        $     5,837     $    90,596        $ (84,759)
Bad Debt Expense                         5,024          89,391          (84,367)
Royalty and Commission Expense          48,613          75,251          (26,638)
Officers Salaries                      361,531         242,910           118,621
Auto, Travel & Entertainment           394,762         321,427            73,335
Office Salaries                        584,853         799,444         (214,591)
Office Expenses                         91,898         138,815          (46,917)
Public Relations Fees                       --          23,457          (23,457)
Consulting Fees                        323,056         177,133           145,923
Depreciation & Amortization            179,432         129,268            50,164
Freight Out                             77,663         166,485          (88,822)
Other                                  795,995         722,267            83,728
                                   -----------     -----------        ----------
Total                              $ 2,868,664     $ 2,966,444        $ (97,780)
                                   ===========     ===========        ==========

Advertising expenses decreased because the Company has decided to spend less on advertising and place a greater emphasis on its contract manufacturing business. The decrease in bad debt expense is due to greater emphasis on the Company's credit policies. Royalty and commission expense has decreased because the sales of raw materials that incur royalty and commission expense had decreased by $983,097. Officers' salaries have increased because of the addition of a new corporate Vice President. Auto, travel and entertainment expenses have increased because of increased travel. Office salaries have decreased because of the elimination of four positions, two in the IHT Ideas, Inc. subsidiary and two in the IHT Health Products, Inc. subsidiary. Office expenses have decreased due to lower costs for computer consultants. Public relation fees have decreased due to the termination of the Company's public relations firm. The increase in consulting fees is due to the hiring of a consulting firm for a new water monitoring system. Depreciation and amortization have increased due to the purchase of additional property and equipment. Freight out has decreased due to the reduction of sales in the Company's IHT Health Products, Inc. subsidiary by $983,097.

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

Inventories

The inventory at March 31, 2003 increased by $1,573,555 from fiscal 2002. The Company produces products on a purchase order basis. The increase in inventory is attributable to an increase in work in process and finished goods inventory of approximately $1,163,000 and an increase in raw material inventory of approximately $410,000. The increase in finished goods is because the Company's main customer is utilizing a just in time inventory system and has requested that the Company maintain the finished goods inventory in our warehouse.

Prepaid Expenses

Prepaid Expenses and other current assets increased by $547,159 from June 30, 2002. The increase is attributable to an increase in prepaid insurance of $434,936 because the Company acquired a five-year products liability policy for a certain product and was required to pay the entire five year premium in advance. Also, prepaid travel expenses increased by $44,580 due to an advance for airline travel and prepaid research expenses increased by $75,000 due to the acquisition of NuCycle Therapy, Inc.

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

Cost of sales increased to $5,266,734 for the three months ended March 31, 2003 as compared to $4,072,267 or the three months ended March 31, 2002. Cost of sales increased as a percentage of sales to 79% for the three months ended March 31, 2003 from 77% for the three months ended March 31, 2002. The increase in cost of sales is due to differences in the product mix.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                         Three Months Ended
                                              March 31,
                                         ------------------

                                        2003            2002            Change
                                        ----            ----            ------

Advertising                            $ 1,200        $ 74,263        $ (73,063)
Bad Debt Expense                       (1,869)          32,609          (34,478)
Officers Salaries                      117,077          79,724            37,353
Auto, Travel & Entertainment           123,301         100,029            23,272
Office Salaries                        188,319         244,622          (56,303)
Professional Fees                       87,029          27,183            59,846
Consulting Fees                        197,928          46,916           150,212
Freight Out                             23,499          68,169          (44,670)
Other                                  375,844         311,421            64,423
                                   -----------     -----------      ------------
Total                              $ 1,111,528     $ 2,966,444      $  (126,592)
                                   ===========     ===========      ============

Advertising expenses decreased because the Company has decided to spend less on advertising and place a greater emphasis on its contract manufacturing business. The decrease in bad debt expense is due to greater emphasis on the Company's credit policies. Officers' salaries have increased because of the addition of a new corporate Vice President. Auto, travel and entertainment expenses have increased because of increased travel. Office salaries have decreased because of the elimination of four positions, two in the IHT Ideas, Inc. subsidiary and two in the IHT Health Products, Inc. subsidiary. Professional fees increased due to the acquisitions the Company made in the current quarter. The increase in consulting fess is due to the hiring of a consulting firm for a new water monitoring system and the hiring of a new sales representative. Freight out has decreased due to a reduction of sales in the Company's IHT Health Products, Inc. subsidiary by $254,917.

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

INTEGRATED BIOPHARMA, INC.
MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OPERATIONS
--------------------------------------------------------------------------------

Results of Operations (Continued)

Liquidity and Capital Resources

At March 31, 2003 the Company's working capital was $5,515,306 an increase of $615,742 over working capital at June 30, 2002. Cash and cash equivalents were $1,637,213 at March 31, 2003, a decrease of $487,112 from June 30, 2002. The
Company generated $75,238 and $2,196,202 from operations for the nine months ended March 31, 2003 and 2002, respectively.

The primary reasons for the decrease in cash provided for operations for the nine months ended March 31, 2003 are net income of approximately $730,000, a decrease in accounts receivable of approximately $800,000, an increase in inventories of approximately $1,600,000, an increase in prepaid expenses of approximately $550,000, an increase in accounts payable of approximately $300,000 and a decrease in Federal and State Income Taxes Payable of approximately $140,000.

The Company utilized $694,565 and $294,870 in investing activities for the nine months ended March 31, 2003 and 2002, respectively. The Company generated $87,215 and utilized net cash of $751,068 from debt financing activities for the nine months ended March 31, 2003 and 2002, respectively.

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

Item 3.

INTEGRATED BIOPHARMA, INC.
CONTROLS AND PROCEDURES

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


                                           INTEGRATED BIOPHARMA, INC.

Date:   April 30, 2003                     By:/s/ Seymour Flug
                                           -------------------
                                           Seymour Flug,
                                           President and Chief Executive Officer


Date:   April 30, 2003                     By:/s/ Eric Friedman
                                           --------------------
                                           Eric Friedman,
                                           Chief Financial Officer

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

Date: April 30, 2003             By:/s/ Eric Friedman
                                 --------------------
                                 Name: Eric Friedman
                                 Title: Vice President & Chief Financial Officer

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

Dated:   April 30, 2003


                                   By:/s/ Seymour Flug
                                   -------------------
                                   Seymour E. Flug
                                   President & Chief Executive Officer


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

Dated:   April 30, 2003


                                   By:/s/ Eric Friedman
                                   --------------------
                                   Eric Friedman
                                   Vice President and Chief Financial Officer