Form 10KSB
period 2003-06-30
INTEGRATED BIOPHARMA INC
filed 2003-09-29
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003         Commission File Number 000-28876

                           INTEGRATED BIOPHARMA, INC.
                  (f/k/a Integrated Health Technologies, Inc .)
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

Registrant's telephone number: (973) 926-0816

Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------
   Common Stock, $.002                            American Stock Exchange
   par value per share

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes |X|  No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                           Yes |X|  No|_|

Registrant's revenues for the fiscal year ended June 30, 2003 were $22,235,306.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on August 29, 2003 was $ 27,400,016.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

               Class                              Outstanding at August 29, 2003
   -----------------------------                  ------------------------------
   Common Stock, $.002 par value                        10,321,839    Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                            FORM 10-KSB ANNUAL REPORT

                                      INDEX

Part I                                                                    Page

Item 1.  Description of Business                                           1

Item 2.  Description of Property                                           8

Item 3.  Legal Proceedings                                                 8

Item 4.  Submission of Matters to a Vote of Security Holders               8

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters          9

Item 6.  Management's Discussion and Analysis or Plan of Operations        12

Item 7.  Consolidated Financial Statements                                 18

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                              18

Part III

Item 9.  Directors, Executive Officers, Promoters, and
         Control Persons; Compliance With Section 16(a)
         of the Exchange Act                                               19

Item 10. Executive Compensation                                            19

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                   19

Item 12. Certain Relationships and Related Transactions                    19

Item 13. Exhibits and Reports on Form 8-K                                  19

Item 14. Principal Accountant Fees and Services                            22

Signatures

                                     PART I

Disclosure Regarding Forward-Looking Statements

All statements other than statements of historical fact, in this Form 10-KSB, including without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by Integrated BioPharma, Inc.; changes in industry capacity; pressure on prices from competition or from purchasers of the Integrated BioPharma, Inc.'s products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to Integrated BioPharma, Inc.'s; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not references in this Report. When used in this Report, the words "estimate", "project", "anticipate", "except", "intend", "believe" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 1.   Description of Business

General

Integrated Health Technologies, Inc. changed its name to Integrated BioPharma, Inc. [together with its subsidiaries, the "Company"]. The Company, a Delaware corporation, is the survivor of a merger of Chem International, Inc. a Delaware Corporation, with and into Frog Industries, Ltd. a New York corporation, which was effected on December 27, 1994 with Frog Industries, Ltd. renamed Chem International Inc. after the merger. The Company was reincorporated in Delaware on February 2, 1996. The Company is engaged primarily in manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products, including vitamins sold as single entity supplements, in multi-vitamin combinations and in varying potency levels and in different packaging sizes. The Company's subsidiary, Manhattan Drug Company, Inc. ["Manhattan Drug"], manufactures the vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures such products for sale under its own private brand, "Vitamin Factory", through mail order. On July 1, 2000, the Company began offering solid dosage product development and technical services through its subsidiary, Integrated Health Ideas, Inc. On August 31, 2000, the Company began the distribution and sale of fine chemicals through its subsidiary IHT Health Products, Inc. The Company considers all subsidiaries as one segment of business.

Recent Developments

NuCycle Transaction

On February 21, 2003, the Company completed a merger with NuCycle Acquisition Corp. (and together with its wholly-owned subsidiary NuCycle Therapy, Inc., "NuCycle") pursuant to which the Company acquired NuCycle in exchange for the shareholders of NuCycle receiving from the Company 368,833 shares of its common stock and 25% of the after-tax profits of NuCycle until the shareholders of NuCycle have received, in the aggregate, an additional $5,000,000 commencing with the first fiscal quarter following the date of filing of the Certificate of Merger with the New Jersey Department of Treasury. As of June 30, 2003, the likelihood of such additional payments was not probable and in accordance with

SFAS 141, no such amount was recorded. NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. The NuCycle transaction also allows the Company to enter the field of genetically engineered human therapeutics through NuCycle's expertise and a grant from the National Cancer Institute.

The Company acquired assets of $153,709 and liabilities of $268,791 (at carryover basis). Due to this related party transaction, the excess amount paid over book value has reduced additional paid-in capital by $115,820. The transactions of NuCycle for the four months ended June 30, 2003 have been included in the consolidated financial statements of the Company.

E.Gerald Kay, Chief Executive Officer and a principal stockholder of the Company, Seymour Flug, a director of the Company, and Carl DeSantis, the father of Dean DeSantis who is a director of the Company, collectively own approximately 74% of NuCycle.

Paxis Transaction

On February 24, 2003, the Company acquired 50% of the membership interests of Natex Georgia, LLC, a private limited liability company recently formed under the laws of the Republic of Georgia ("Natex") from Trade Investment Services, L.L.C. ("TIS"). Pursuant to the terms of a purchase agreement dated as of February 1, 2003 by and between the Company and TIS, TIS received 2,458,886 shares of the Company's common stock in exchange for the Company's Natex membership interests. Natex is engaged in harvesting and collecting taxus bacatta botanical materials from government properties in the Republic of Georgia pursuant to a license from and supervision by the Georgian government.

E. Gerald Kay, the Chief Executive Officer of the Company and beneficial owner of approximately fifty percent (50%) of the stock of the Company (or, approximately sixty-two percent (62%) if family trusts of which he is a trustee are attributed to him), is the owner of one-third (1/3) of the equity of TIS. Robert Kay, the brother of E. Gerald Kay, is also the owner of one-third (1/3) of the equity of TIS. Carl DeSantis, the father of Dean DeSantis who is a director of the Company, is the owner of one-third (1/3) of the equity of TIS.

On July 22, 2003, the Company acquired 97% of the shares of Paxis Pharmaceuticals, Inc. ("Paxis") from TIS. The Company assigned its 50% Natex membership interests pursuant to an Assignment Agreement dated as of July 1, 2003 to certain shareholders of Paxis in exchange for Paxis shares representing 47% of the outstanding shares of Paxis. The Company acquired an additional 50% of the outstanding common shares of Paxis pursuant to the terms of a Purchase Agreement dated as of February 1, 2003 in consideration for TIS receiving from the Company $500,000 and 25% of the after-tax profits of Paxis until TIS has received an additional $49,500,000. TIS assigned to the Company a loan receivable in the principal amount of $4,500,000 from Paxis, and the Company assumed TIS' loan payable in the same amount to the Bank of America pursuant to an Assignment and Assumption Agreement dated as of July 1, 2003 by and among the Company, TIS and Paxis. The Company also assumed an obligation of approximately $200,000 in principal amount initially advanced by TIS to Paxis. The Company currently owns 97% of the shares of Paxis. The Company expects to acquire the remaining (3%) percent of the Paxis shares currently held by Dean P. Stull, President of Paxis, during the next several months.

Paxis is a start-up operation, organized to manufacture and distribute cGMP API Paclitaxel, a leading cancer therapy drug, at its Boulder, Colorado manufacturing facility. Paxis presently is setting up its manufacturing facilities and operations and has not had any revenues to date. Additional capital will be needed by Paxis to begin selling bulk Paclitaxel. Paxis is subject to various risks associated with a start-up operation, including, among others, setting up and operating manufacturing facilities, complying regulatory requirements for manufacturing pharmaceutical products, manufacturing cGMP API Paclitaxel, marketing and selling the cGMP API Paclitaxel to customers, and operating profitably. The Company can give no assurance that Paxis can be operated profitably.

Paxis has also entered into a letter of intent dated July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company in the biomass harvesting and drying business, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus trees. Chatham is to supply the Canadian Taxus trees using Paxis' extraction expertise in an existing extraction facility currently controlled by Chatham. The joint venture will be required to supply Paxis' requirements for extract at no cost from which Paxis will produce its Paclitaxel and related products, and the joint venture will sell extract and intermediate products to third parties. The Company can give no assurance that Paxis will be able to consummate the joint venture or that the joint venture can be operated successfully.

Listing of Common Stock on American Stock Exchange

On April 16, 2003, the common stock of the Company began trading on the American Stock Exchange under trading symbol, "INB".

Credit Facility

On June 11, 2003, the Company entered into a $1,000,000 revolving loan credit facility (the "Credit Facility") with Commerce Bank, N.A pursuant to a Revolving Loan and Security Agreement by and between Commerce Bank and the Company and its co-borrowers. The Credit Facility expires on June 10, 2005.

Offering of Series A Non-redeemable Convertible Preferred Stock

On June 25, 2003, in connection with a private offering of its Series A Convertible Preferred Stock, par value $0.002 per share (the "Series A"), the Company issued 9,500 shares of the Series A, at a purchase price of $1,000 per share of Series A, and warrants for 175,000 shares of its common stock with an exercise price of $5.40 per share, to an individual investor in for an aggregate purchase price of $9,500,000 pursuant to a Subscription Agreement and Investor Rights Agreement by and between the Company and the investor dated as of June 25, 2003. The rights and preferences of the Series A are set forth in a Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. filed with the Secretary of State of Delaware on June 30, 2003, including, but not limited to, the following rights: (i) the right to receive dividends equal to $40 per share of Series A on July 1, 2004, July 1, 2005 and July 1, 2006, in preference to the payment of any dividends to holders of the Company's common stock, payable in cash or in kind and when and as declared by the Company's Board of Directors; (ii) the right to receive $1,000 per share of Series A plus any declared or accrued but unpaid amounts in the event of any liquidation, dissolution or winding up of the Company, in preference to any distribution to the holders of the Company's common stock; and (iii) the right to convert such shares of Series A through June 30, 2006 at the following conversion prices: (x) $8 through June 30, 2004; (y) $12 from July 1, 2004 through June 30, 2005 and
(z) $16 from and after July 1, 2005. The Series A shall be automatically converted into shares of the Company's common stock at the then effective conversion price immediately prior to a public offering with gross proceeds of at least $5 million or upon the affirmative vote of the holders of a majority of the Series A to convert all of the outstanding shares of Series A into shares of the Company's common stock. There was no underwriter or placement agent nor commissions given in connection with this offering.

Development and Supply Agreement

On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife which agreement was renewed through December 31, 2002. The agreement's term was subsequently extended to December 31, 2005 and provided that Herbalife is required to purchase a minimum quantity of Supplied Products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount then Herbalife will be entitled to certain rebates of an amount not exceeding $300,000. The termination of this agreement would have a material effect on the Company's operations.

Risk of Reduction of Significant Revenues from Major Customer

The Company derives a significant portion of its sales from one customer, Herbalife International of America, Inc. ["Herbalife"] for which it manufactures vitamins and nutritional supplements. Sales to Herbalife expressed as a percentage of the Company's total sales, were approximately 65% and 43%, respectively, for the fiscal years ended June 30, 2003 and 2002. The loss of this customer would have a material effect on the Company's operations.

Dependence on Key Personnel

The Company is highly dependent on the experience of its management in the continuing development of its manufacturing and retail operations. The loss of the services of certain individuals, particularly E. Gerald Kay, Chairman of the Board, President and Director of the Company, would have a material adverse effect on the Company's business. The Company has obtained key-man life insurance in the amount of $1,000,000 on the life of Mr. Kay, with the Company as the named beneficiary.

Raw Materials

The principal raw materials used in the manufacturing process are natural and synthetic vitamins, minerals, herbs, and related nutritional supplements, gelatin capsules and coating materials and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States. The gelatin capsules and coating materials and packaging materials are similarly widely available. Raw materials are generally purchased by the Company without long-term commitments, on a purchase order basis. The Company's principal suppliers are Roche Vitamins Inc., Triarco Industries, Inc. and Somapharm.

Botanical materials derived from the yew tree, or taxus baccata, are used to produce Paclitaxel. Yew trees are in limited supply. Paxis has entered into a letter of intent with Chatham Biotec, Ltd. to form a joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus trees. The Company can give no assurance that the joint venture will be successful in producing such Paclitaxel or that the Company can locate alternate sources for yew trees.

Seasonality

The Company's results of operations are not significantly affected by seasonal factors.

Intellectual Property

The Company is the registered owner of a patent granted for a method of producing nutritional formulations based on plant-derived minerals. The Company also has five patent applications pending before the USPTO for methods and processes relating to nutritional supplements containing methylselenocysteine, production of pharmaceutically active proteins in sprouted seedlings, a system for transient express of genes in plants, improved plant transformation and floral transformation. The Company can give no assurance that it will be granted such patents.

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

Competition

The business of manufacturing, distributing and marketing vitamins and nutritional supplements is highly competitive. Many of the Company's competitors are substantially larger and have greater financial resources with which to manufacture and market their products. In particular, the retail segment is highly competitive. Many direct marketers not only focus on selling their own branded products, but offer national brands at discounts as well. Many competitors have established brand names recognizable to consumers. In addition, major pharmaceutical companies offer nationally advertised multivitamin products. The Company also competes with certain of its customers who have their own manufacturing capabilities.

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

Product Liability Insurance

The Company, like other manufacturers, wholesalers and distributors of vitamin and nutritional supplement products, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products result in injury. Accordingly, the Company currently maintains product liability insurance policies which provide a total of $2 million of coverage per occurrence and $2 million of coverage in the aggregate. There can be no assurance that the Company's current level of product liability insurance will continue to be available or, if available, will be adequate to cover potential liabilities.

Research and Development Activities

The Company currently conducts research and development activities at its manufacturing facility and at universities and privately owned research facilities. Its research and development activities are primarily involved in the research, development and commercialization of nutraceuticals, or naturally derived substances with nutritional or pharmacological properties. In the fiscal years ended June 30, 2003, and 2002, the Company spent approximately $50,000, and $-0- respectively on research and development activities.

Environmental Compliance

The Company is subject to regulation under Federal, state and local environmental laws.

During the fiscal year ended June 30, 2003, the Company engaged an environmental consultant to assist in obtaining a no further action letter from the New Jersey Department of Environmental Protection ("NJDEP") with respect to its facility located at 201 Route 22 West, Hillside, New Jersey. The facility is used to blend vitamins and nutritional supplements for human consumption. The site contains two underground heating oil tanks ("USTs") which were abandoned and closed prior to 1986. The consultant has investigated the site and prepared a preliminary assessment report and proposed to remove the USTs pursuant to NJDEP oversight and approval. As of June 30, 2003 the Company had not incurred any expenses related to the consulting work. The Company anticipates that the costs to complete the remediation will be approximately $30,000.

During the fiscal year ended, the Company hired a consulting firm for a new water monitoring system. The total cost of the system is $152,765.

While the Company believes that it is in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.

Employees

As of June 30, 2003, the Company had approximately 90 full time employees of whom 50 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires August 31, 2006. Approximately 31 employees are administrative and professional personnel, 9 are laboratory personnel and 50 employees are production and shipping personnel. Among the professional personnel, 2 employees are engaged in research and development. The Company considers its relations with its employees to be good.

Subsidiaries

The Company has the following subsidiaries which are currently active: (i) Manhattan Drug Company, Inc., a New York corporation; (ii) IHT Health Products, Inc., a Delaware corporation; (iii) Integrated Health Ideas, Inc., a New Jersey corporation (f/k/a Manhattan International, Inc., a New Jersey corporation);
(iv) IHT Properties Corp., a Delaware corporation; (v) NuCycle Therapy, Inc., a New Jersey corporation; and (vii) Vitamin Factory, Inc., a Delaware corporation.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public via the Internet at the SEC's website located at http://www.sec.gov. You may also read and copy any document the Company files with the SEC at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330.

The Company's website is located at www.ibiopharma.com. You may request a copy of the Company's filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

                           Integrated BioPharma, Inc.
                                 225 Long Avenue
                           Hillside, New Jersey 07205
                                Tel: 973-926-0816
                            Attn: Investor Relations

Item 2. Description of Property

On January 10, 1997, the Company entered into a lease agreement for approximately 84,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey. The facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is owned by the Company's Chairman of the Board, and principal stockholder and certain family members and 10% owned by the Company's chief financial officer. The lease had a term of five years and expired on January 10, 2002. The lease provides for a base annual rental of $346,000 plus increases in real estate taxes and building expenses. At its option, the Company has the right to renew the lease for an additional five year period. The space is utilized for the retail mail order business, warehousing and packaging operations and also houses the Company's corporate offices. On April 28, 2000 the lease was amended reducing the square footage to approximately 75,000 square feet and extending the lease to May 31, 2015.

The Company owns a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for Manhattan Drug's tablet manufacturing operations.

On July 22, 2003, the Company acquired 97% of the outstanding common shares of Paxis Pharmaceuticals, Inc. (f/k/a Tisorex, Inc.) ("Paxis"). Paxis presently leases a manufacturing facility in Boulder, Colorado under a Lease Agreement between Yew Tree Investments Ltd., LLP (the "Landlord") and Tisorex, Inc., as amended by a Third Amendment to Lease dated October 2, 2002 (the "Lease"). The Tenant's facility is comprised of 22,483 square feet located at 5555 Airport Blvd., Suite 200, Boulder, Colorado 80301. The Lease includes various provisions, including but not limited to the following: (i) base term: from April 1, 2002 until July 31, 2007; (ii) base monthly rent of $22,483 from December 1, 2002 to March 31, 2003, and (iii) a base monthly rent of $22,483, plus any cost of living adjustments from April 1, 2003 to March 31, 2007.

Item 3. Legal Proceedings

There are no matters that are currently under litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

On April 16, 2003 the Company began trading on the American Stock Exchange using the symbol INB for its common stock.

The Class A Redeemable Common Stock Purchase Warrants expired on October 28, 2001 and were no longer traded on the Electronic Bulletin Board.

Set forth below are the high and low closing prices of the Common Stock and the Class A Redeemable Warrants as reported on the Electronic Bulletin Board for the period July 1, 2001 through April 15, 2003 and on the American Stock Exchange for the period April 16, 2003 through June 30, 2003:

                                                HIGH              LOW
COMMON STOCK [IHTC/INB]

FISCAL YEAR ENDED JUNE 30, 2002
First Quarter                                   $0.25             $0.11
Second Quarter                                  $0.35             $0.07
Third Quarter                                   $0.80             $0.24
Fourth Quarter                                  $0.60             $0.32

FISCAL YEAR ENDED JUNE 30, 2003
First Quarter                                   $0.60             $0.42
Second Quarter                                  $0.51             $0.32
Third Quarter                                   $3.47             $0.42
Fourth Quarter                                  $7.48             $3.11

CLASS A REDEEMABLE WARRANTS[IHTCW]

FISCAL YEAR ENDED JUNE 30, 2002
First Quarter                                   $0.01             $0.01
Second Quarter                                  $0.01             $0.01


Holders

As of June 30, 2003, there were approximately 650 holders of record of the Company's Common Stock.

Dividends

The Company has not declared or paid a dividend with respect to its Common Stock during fiscal year ended June 30, 2003 or June 30, 2002 nor does the Company anticipate paying dividends in the foreseeable future.

The following table provides information as of June 30, 2003 about the Company's equity compensation plans.

                         Equity Compensation Plan Information


                    Number of         Weighted-            Number of
                   securities          average             securities
                  to be issued      exercise price          remaining
                 upon exercise      of outstanding         available for
                 of outstanding        options,           future issuance
                   options,          warrants and           under equity
                 warrants, and         rights            compensation plans
                   rights                (b)            (excluding securities
                     (a)                               reflected in column
                                                          (a))
Equity
compensation
plans approved
by security
holders            5,118,201             $1.18                362,825

Equity
compensation
plans not
approved by
security holders       --                 --                     --
                   ---------             -----                -------

Total              5,118,201             $1.18                362,825
                   =========             =====                =======

Recent Sales of Unregistered Securities

During the past fiscal year ended June 30, 2003, the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

1. On February 21, 2003, in connection with a merger with NuCycle Acquisition Corp. (and together with its wholly-owned subsidiary NuCycle Therapy, Inc., collectively, "NuCycle"), pursuant to which the Company acquired NuCycle, the Company issued 368,833 shares of its common stock, par value $.002 per share, to the NuCycle shareholders and agreed to pay to the NuCycle shareholders 25% of the after-tax profits of NuCycle until the NuCycle shareholders have received, in the aggregate, an additional $5,000,000. There was no underwriter or placement agent nor commissions given in connection with this transaction.

2. On February 24, 2003, the Company issued 2,458,886 shares of its common stock, par value $.002 per share, to Trade Investment Services, L.L.C. ("TIS") in exchange for receiving from TIS 50% of the membership interests of Natex Georgia, LLC pursuant to the terms of a purchase agreement dated as of February 1, 2003 by and between the Company and TIS. There was no underwriter or placement agent nor commissions given in connection with this transaction.

3. On June 25, 2003, in connection with a private offering of its Series A Non-redeemable Convertible Preferred Stock, par value $0.002 per share (the "Series A"), the Company issued 9,500 shares of the Series A, at a purchase price of $1,000 per share of Series A, and warrants for 175,000 shares of its common stock with an exercise price of $5.40 per share, to Carl DeSantis, an individual investor, for an aggregate purchase price of $9,500,000 pursuant to a Subscription Agreement and Investor Rights Agreement by and between the Company and the investor dated as of June 25, 2003. The rights and preferences of the Series A are set forth in a Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. filed with the Secretary of State of Delaware on June 30, 2003, including, but not limited to, the following rights: (i) the right to receive dividends equal to $40 per share of Series A on July 1, 2004, July 1, 2005 and July 1, 2006, in preference to the payment of any dividends to holders of the Company's common stock, payable in cash or in kind and when and as declared by the Company's Board of Directors; (ii) the right to receive $1,000 per share of Series A plus any declared or accrued but unpaid amounts in the event of any liquidation, dissolution or winding up of the Company, in preference to any distribution to the holders of the Company's common stock; and
(iii) the right to convert such shares of Series A through June 30, 2006 at the following conversion prices: (x) $8 through June 30, 2004; (y) $12 from July 1, 2004 through June 30, 2005 and (z) $16 from and after July 1, 2005. The Series A shall be automatically converted into shares of the Company's common stock at the then effective conversion price immediately prior to a public offering with gross proceeds of at least $5 million or upon the affirmative vote of the holders of a majority of the Series A to convert all of the outstanding shares of Series A into shares of the Company's common stock. There was no underwriter or placement agent nor commissions given in connection with this offering.

Each of the above investors is an accredited investor as defined under Rule 506 of Regulation D promulgated under the Securities Act. Each of the above securities was issued by the Company without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Certain statements set forth under this caption constitute "forward-looking statements". See "Disclosure Regarding Forward-Looking Statements" on page 1 of this Report for additional factors relating to such statements.

Critical Accounting Estimates

Allowances for Doubtful Accounts and Sales Returns

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become known.

The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. Shipping terms are F.O.B. shipping point with title and risk of loss passing to the customer at point of shipment.

The Company's return policy is to only accept returns for defective products. If defective products are returned, it is the Company's agreement with its customers that the Company cure the defect and reship the product. The policy is that when the product is shipped the Company makes an estimate of any potential returns or allowances.

If the historical data the Company uses to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded.

Inventory Valuation

Inventories are stated at the lower of cost or market ("LCM"), which reflects management's estimates of net realizable value. The Company is a contract manufacturer and distributor, and only produces finished goods or purchases raw materials on a purchase order basis. Consequently, the Company has minimal risk for slow-moving or obsolete inventory. Raw materials are ordered from suppliers when needed to complete customers' orders. Detail inventory levels and composition are reviewed and evaluated for potential overstock or obsolescence in light of current operations and sales. Any appropriate reserve is recorded on a current basis.

Mail order inventory is expiration date sensitive. The Company reviews this inventory and considers sales levels (by SKU), term to expiration date, potential for retesting to extend expiration date and evaluates potential for obsolescence or overstock.

Intangible Assets

Other purchased intangibles consisting of patents and unpatented technological expertise, purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful life of the patents (15 years).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Critical Accounting Estimates [Continued]

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Results of Operations

Year ended June 30, 2003 Compared to the Year ended June 30, 2002

The Company's net income for the year ended June 30, 2003 was $894,117 as compared to net income of $1,393,045 for the year ended June 30, 2002. This decrease in net income of approximately $500,000 is primarily the result of a decrease in other income of approximately $1,100,000 due to an additional payment received from the settlement of a class action lawsuit that was received in the year ended June 30, 2002, a $500,000 increase in operating income resulting from a corresponding increase in gross profit of approximately $425,000, and a decrease in Federal and state income taxes of approximately $125,000.

Sales for the years ended June 30, 2003 and 2002 were $22,235,306 and $23,546,630, respectively, a decrease of approximately 5%. Contract manufacturing sales increased by 7% while distribution sales decreased 9% and other sales decreased by 2%. For the year ending June 30, 2003 the Company had sales to one customer, who accounted for 65% of net sales in 2003 and 43% in 2002. The loss of this customer would have a material affect on the Company's operations.

Contract manufacturing sales for the year ended June 30, 2003 and 2002 were $18,595,476 and $17,328,443, respectively, an increase of $1,267,033 or 7%. The increase in sales is due to a change in the product mix. The Company is selling higher priced separately packaged products in 2003 in contrast to bulk sales.

Retail and mail order sales for the year ended June 30, 2003 totaled $106,674 as compared to $173,065 for the year ended June 30, 2002, a decrease of 38%. The Company has been experiencing a decline in retail mail order sales due to increased competition and a reduction in advertising expense.

The Company has an agreement with Roche Vitamins, Inc. to distribute Roche products. Sales under this agreement were $2,283,457 for the year ended June 30, 2003 as compared to $2,455,623 for the year ended June 30, 2002, a decrease of 7%. This decrease is due to a reduction in the Company's customer base.

The Company offers solid dosage product development and technical and consulting services through its subsidiary, Integrated Health Ideas, Inc. Consulting revenues for the year ended June 30, 2003 totaled $168,720 as compared to $448,361 for the year ended June 30, 2002, a decrease of $279,641 or 62%. The Company reduced its personnel in the consulting area.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Results of Operations [Continued]

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the year ended June 30, 2003 totaled $2,139,828 as compared to sales for the year ended June 30, 2002 of $3,678,382, a decrease of $1,538,554 or 42%. The decrease in sales is due to the Company's desire to pursue greater gross profit at the risk of lower sales.

On February 21, 2003 the Company acquired NuCycle Therapy, Inc. ("NuCycle"). NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. Sales for the four months ended June 30, 2003 were $8,918 and grant proceeds received for the four months ended June 30, 2003 totaled $67,813.

Cost of sales decreased to $17,106,125 in 2003 as compared to $18,842,688 for 2002. Cost of sales decreased as a percentage of sales to 77% as compared to 80% for 2002. The decrease in cost of sales of 3% is due to greater manufacturing efficiencies because sales increased by 7% and fixed overhead remained constant.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                           Year Ended June 30,
                                           -------------------

                                         2003             2002          Change
                                         ----             ----          ------

Advertising Expense                  $     9,395     $    94,688      $ (85,293)
Bad Debt Expense                           7,683          81,159        (73,476)
Royalty & Commission Expense             55,757         104,842        (49,085)
Officers Salaries                        482,572         323,881         158,691
Auto, Travel & Entertainment             588,165         501,346          86,819
Office Salaries                          766,579       1,080,766       (314,187)
Freight Out                               95,859         219,818       (123,959)
Depreciation & Amortization              174,132         175,806         (1,674)
Consulting Fees                          311,564         206,809         104,755
Regulatory Fees                           67,500               0          67,500
Professional Fees                        303,683         163,821         139,862
Research & Development Expense            50,000               0          50,000
Other                                    919,996         952,957        (32,961)
                                     -----------     ------------     ----------
Total                                $ 3,832,885     $ 3,905,893      $ (73,008)
                                     ===========     ============     ==========

Advertising expenses decreased because the Company had decided to spend less on advertising and place a greater emphasis on its contract manufacturing business. The decrease in bad debt expense is due to greater emphasis on the Company's credit policies. Royalty and commission expense has decreased because the sales of raw materials that incur royalty and commission expense has decreased by $1,538,554. Officers' salaries increased because of the addition of a new corporate Vice President. Auto, travel and entertainment expenses have increased because of increased travel. Office salaries have decreased because of the elimination of four positions, two in the IHT Ideas, Inc. subsidiary and two in the IHT Health Products, Inc. subsidiary. Freight out has decreased due to a reduction of sales in the Company's IHT Health Products, Inc. subsidiary of $1,538,554. The increase in consulting fees is due to the hiring of a consulting firm for a new water monitoring system. Regulatory fees have increased due to the Company's listing on the American Stock Exchange in April of 2003. Research and development expenses have increased due to the acquisition of NuCycle Therapy, Inc. in February 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Results of Operations [Continued]

Other income (expense) was $363,391 for the year ended June 30, 2003 as compared to $1,486,422 for the same period a year ago. This decrease in other income of $1,123,031 is primarily the result of the proceeds received of $1,157,960 from an additional payment for the settlement of a class action lawsuit for the year ended June 30, 2002. The class action lawsuit was with a major supplier in connection with a multidistrict consolidated class action brought on behalf of direct purchasers of vitamin products. The plaintiffs, including the Company, had alleged, inter alia, anti-competitive conduct in violation of federal and state antitrust laws. The proceeds received represented an additional payment by one of the defendants. The Company had agreed to opt out of the class action lawsuit and settle the case on its own. In fiscal 2000 the Company received a settlement payment of $6,143,849 with the provision that if the class received a larger percentage, the Company would be entitled to share in the larger percentage. The amount received in fiscal 2002 of $1,157,960 was this additional payment. There are no additional payments anticipated.

Inventories

The inventory at June 30, 2003 increased by $1,604,364 from fiscal 2002. The Company produces products on a purchase order basis. The increase in inventory is attributable to an increase in work in process and finished goods inventory of approximately $925,000 and an increase in raw material inventory of approximately $675,000. The increase in finished goods is because the Company's main customer is utilizing a just in time inventory system and has requested that the Company maintain the finished goods inventory in its warehouse.

Prepaid Expenses

Prepaid expenses and other current assets increased by $490,968 from June 30, 2002. The increase is primarily attributable to an increase in prepaid insurance of $328,728 because the Company acquired a five-year products liability policy for a certain product and was required to pay the entire five year premium in advance. The Company incurred loan acquisition costs during the year in regards to its new credit facility, consequently the amount of prepaid loan acquisition costs increased by $81,954. Also, prepaid travel expenses increased by $70,244 due to an advance for airline travel and prepaid regulatory fees increased by $12,500 due to the Company's listing on the American Stock Exchange.

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

Sales for the years ended June 30, 2002 and 2001 were $23,546,630 and $15,293,090, respectively, an increase of approximately 54%. The majority of the increase is due to the increase in sales in the Company's Manhattan Drug Company, Inc. subsidiary.

The Manhattan Drug Company, Inc.'s sales for the year ended June 30, 2002 and 2001 were $17,328,443 and $8,999,534, respectively, an increase of $8,328,909 or approximately 80%. This increase is due to increased tablet production from approximately 380 million tablets in fiscal 2001 to approximately 638 million

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

tablets in fiscal 2002. The product mix of bottled tablets and bulk tablets changed substantially from fiscal 2001 to fiscal 2002. Total sales of bottled product (which carry a higher sales price than bulk product) increased by approximately $10 million while bulk product sales decreased by approximately $2 million.

For the year ending June 30, 2002 the Company had sales to one customer, who accounted for 43% of net sales in 2002 and 28% in 2001. The loss of this customer would have a material effect on the Company's operations.

Retail and mail order sales for the year ended June 30, 2002 totaled $173,065 as compared to $447,701 for the year ended June 30, 2001, a decrease of 61%. The Company had been experiencing a decline in retail mail order sales due to increased competition. The Company closed its retail store on March 2, 2001.

Sales under the Roche Vitamins, Inc. distribution agreement were $2,455,623 for the year ended June 30, 2002 as compared to $2,264,256 for the year ended June 30, 2001, an increase of 8%.

On July 1, 2000 the Company began offering solid dosage product development and consulting and technical services through its subsidiary, Integrated Health Ideas, Inc. Consulting revenues for the year ended June 30, 2002 totaled $448,361 as compared to $458,757 for the year ended June 30, 2001, a decrease of $10,396 or 2%.

On August 31, 2000 the Company began the distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the year ended June 30, 2002 totaled $3,678,382 as compared to sales for the ten months ended June 30, 2001 of $3,765,490.

Cost of sales increased to $18,842,688 in 2002 as compared to $13,820,829 for 2001. Cost of sales decreased as a percentage of sales to 80% as compared to 90% for 2001. The decrease in cost of sales of 10% was due to greater manufacturing efficiencies from the 54% increase in sales. The Company's sales volume increased to cover its fixed overhead.

Selling and administrative expenses for the year ending June 30, 2002 were $3,905,893 versus $3,758,957 for the same period a year ago. The increase of $146,936 was primarily attributable to a decrease in advertising of approximately $71,000, an increase in commission and royalty expense of approximately $88,000, an increase in freight out of approximately $34,000, an increase in bad debt expenses of approximately $41,000, a decrease in officers salaries of approximately $108,000, an increase in office salaries of approximately $185,000, an increase in office expenses of approximately $60,000, a decrease in professional fees of approximately $115,000, a decrease in public relations fees of approximately $50,000 and an increase in auto, entertainment and lodging of approximately $23,000.

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

Liquidity and Capital Resources

At June 30, 2003 the Company's working capital was $14,804,546 an increase of $9,904,982 over working capital at June 30, 2002. Cash and cash equivalents were $10,406,390 at June 30, 2003, an increase of $8,343,067 from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Results of Operations [Continued]

June 30, 2002. The Company utilized $173,784 and generated $2,771,776 for operations for the years ended June 30, 2003 and 2002, respectively. The primary reasons for the decrease in cash generated from operations are net income of approximately $900,000, depreciation and amortization expense of approximately $450,000, a decrease in accounts receivable of approximately $400,000, an increase in inventory of approximately $1,600,000 and an increase in prepaid expenses of approximately $500,000. The Company believes that anticipated sales for next year will meet cash needs for operations.

The Company utilized $754,040 and $354,344 in investing activities for the years ended June 30, 2003 and 2002, respectively. The Company generated $9,270,891 and utilized $729,693 from financing activities for the years ended June 30, 2003 and 2002, respectively. The increase in cash generated from financing activities is primarily due to the issuance of Series A non-redeemable Convertible Preferred Stock.

The Company's total annual commitments at June 30, 2003 for long term non-cancelable leases of $3,941,246 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The Company has a $1,000,000 revolving line of credit facility provided by Commerce Bank, N.A. which bears interest at the prime interest rate and expires on June 10, 2005. At June 30, 2003 there were no borrowings under this credit facility.

On June 25, 2003 the Company raised $9,500,000 in net proceeds from the sale of 9,500 shares of the Company's Series A non-redeemable Convertible Preferred Stock and warrants to purchase 175,000 shares of the Company's common stock, in a private placement. The Company intends to use the proceeds to develop Paxis Pharmaceuticals, Inc. and for working capital.

Capital Expenditures

The Company's capital expenditures during the fiscal year ended 2003 and 2002 were $397,604 and $318,541 respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment.

The Company has budgeted for capital expenditures approximately $2,400,000 for fiscal 2004. Such amount includes capital expenditures for the Paxis acquisition. The total amount will be funded from the proceeds of the private placement completed on June 25, 2003.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Accounting Pronouncement - refer to footnote 16.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Results of Operations [Continued]

Item 7. Consolidated Financial Statements

For a list of financial statements filed as part of this report, see index to financial statement at F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2003.

Item 10. Executive Compensation

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2003.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2003.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits and Index

        (1) A list of the financial statements filed as part of this report is set forth in the index to financial statements at Page F-1 and is incorporated herein by reference.

        (2) An index of exhibits incorporated by reference or filed with this Report is provided below.

Number                           Description

2.1 Purchase Agreement dated as of February 1, 2003 by and between Integrated Health Technologies, Inc. (n/k/a Integrated BioPharma, Inc.) and Trade Investment Services, L.L.C. re: Natex Georgia, LLC. (7)
2.2 Purchase Agreement dated as of February 1, 2003 by and between Integrated Health Technologies, Inc. (n/k/a Integrated BioPharma, Inc.) and Trade Investment Services, L.L.C. re: TisorEx, Inc. (n/k/a Paxis Pharmaceuticals, Inc.). (7)
2.3 Assignment Agreement dated as of July 1, 2003 by and between Integrated BioPharma, Inc., Trade Investment Services L.L.C., Vasili Patarkalishvili, VAP LLC, The James S. Friedlander Revocable Trust, Aqela LLC and Natela Patarkalishvili (8)
2.4 Assignment and Assumption Agreement dated as of July 1, 2003 by and among Integrated BioPharma, Inc., Trade Investment Services L.L.C., and Paxis Pharmaceuticals, Inc. (8)
2.5 Agreement and Plan of Merger dated as of February 21, 2003 between and among Integrated BioPharma, Inc. (f/k/a Integrated Health Technologies, Inc.), NAC-NJ Acquisition Corp. and NuCycle Acquisition Corp. (9)

3.1   Restated Certificate of Incorporation of Registrant (1)
3.2   By-Laws of Registrant (1)
3.3   Certificate of Incorporation of Integrated BioPharma, Inc., as amended
      (10)
4.1 Form of Amended Warrant Agreement among the Registrant and Continental Stock Transfer & Trust Company, as Warrant Agent (1)
4.2   Specimen Common Stock Certificate of Registrant (2)
4.3   Specimen Class A Warrant Certificate of Registrant (2)
4.4 Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (10).
10.1 Employment Agreement, effective January 1, 1996, between the Registrant and Ronald G. Smalley (1) 10.2 Employment Agreement, effective July 1, 1996, between the Registrant and E. Gerald Kay (1) 10.3 Employment Agreement, effective July 1, 1996, between the Registrant and Eric Friedman (1) 10.4 Employment Agreement, effective July 1, 1996, between the Registrant and Riva L. Kay (1) 10.5 Employment Agreement, effective July 1, 1996, between the Registrant and Christina M. Kay (1) 10.6 Lease Agreement, dated January 1, 1996, between the Registrant and Gerob Realty Partnership (1) 10.7 Stock Option Plan (2) 10.8 Amended Employment Agreement, effective September 20, 1996, between the Registrant and E. Gerald Kay (3) 10.9 Lease Agreement, dated August 3,1994, between the Registrant and Hillside 22 Realty Associates, L.L.C. (2) 10.10 Exclusive License Agreement between the Registrant and International Nutrition Research Center, Inc. and amendments, dated April 29, 1997 and November 27, 1996 (4)
10.11 Lease Agreement between the Registrant and Vitamin Realty Associates, dated January 10, 1997 (4)
10.12 Manufacturing Agreement between Chem International, Inc. and Herbalife International of America, Inc. dated April 9, 1998 (5)
10.13 Manufacturing Agreement between Chem International, Inc. and Pilon International, PLC. dated February 14, 1998 (5)
10.14 Stock Sale Agreement between the Company and Gerob Realty Partnership (5)
10.15 Promissory Note between the Company and E. Gerald Kay dated March 12, 1998
      (5)
10.16 Class C Warrant to purchase common stock dated March 12, 1998 (5)
10.17 Consulting Agreement with Buttonwood Advisory Group dated March 20, 1998
      (5)
10.18 Employment Agreement, effective July 1, 1999, between the Registrant and Eric Friedman (6)
10.18 Employment Agreement, effective July 1, 1999, between the Registrant and Riva Sheppard (6)
10.18 Employment Agreement, effective July 1, 1999, between the Registrant and Christina M. Kay (6)
10.18 Employment Agreement, effective February 16, 1999, between the Registrant and Abdulhameed Mirza (6)
10.19 Employment Agreement by and between Integrated BioPharma, Inc. and Lance Baller dated February 24, 2003 (10).
10.20 Subscription Agreement dated June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (10).
10.21 Investor Rights Agreement dated as of June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (10).
10.22 Revolving Loan and Security Agreement dated June 11, 2003 among Commerce Bank, N.A., Integrated BioPharma, Inc., Manhattan Drug Company, Inc., IHT Health Products, Inc., Integrated Health Ideas, Inc., IHT Properties Corp., NuCycle Therapy, Inc., Vitamin Factory, Inc. and E. Gerald Kay
      (10).

10.23 Promissory Note dated August 6,2003 by and between Integrated BioPharma, Inc. and Bank of America (10)
10.24 Warrant Agreement by and between Integrated BioPharma, Inc. and Carl DeSantis dated June 30, 2003 (10)
16.1  Letter on changes in certifying accountants (6)
21    Subsidiaries of the Registrant (10)
99.1 Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10).
99.2 Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10).
99.3 Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10).
99.4 Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10).
--------------------------

      (1) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement of Form SB-2, Registration No. 333-5240-NY.
      (2) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement Amendment No. 1 on Form SB-2, Registration No. 333-5240-NY.
      (3) Incorporated herein by reference to the corresponding exhibit number to the Registrants Registration Statement Amendment No. 2 on Form SB-2, Registration No. 333-5240-NY.
      (4) Incorporated herein by reference to the corresponding exhibit number to the Registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed on September 29, 1997, Commission File No. 000-28876.
      (5) Incorporated herein by reference to the corresponding exhibit number to the Registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 23, 1998, Commission File No. 000-28876.
      (6) Incorporated herein by reference to the corresponding exhibit number to the Registrants Annual Report of Form 10-KSB for the fiscal year ended June 30, 1999, filed on September 30, 1999, Commission File No. 000-28876.
      (7) Incorporated herein by reference from the corresponding exhibit number to the Company's 8-K filed on February 26, 2003.
      (8) Incorporated herein by reference from the corresponding exhibit number to the Company's 8-K filed on August 6, 2003.
      (9) Incorporated herein by reference from exhibit no. 2.1 of the Company's 8-K filed on February 24, 2003.
      (10) Filed herewith.

(b) Reports on Form 8-K:

      (1) Current Report on Form 8-K/A filed April 25, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).
      (2) Current Report on Form 8-K filed on May 7, 2003 pursuant to Item 5 (Other Events), Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits), and Item 9 (Regulation FD Disclosure).
      (3) Current Report on Form 8-K filed July 10, 2003 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).

      (4) Current Report on Form 8-K filed on August 6, 2003 pursuant to Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events), and
           Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2003.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

INDEX

Item 7:  Consolidated Financial Statements

Independent Auditors' Report.........................................F-2...

Consolidated Balance Sheet as of June 30, 2003.......................F-3... F-4

Consolidated Statements of Operations for the years
ended June 30, 2003 and 2002.........................................F-5...

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2003 and 2002.........................................F-6...

Consolidated Statements of Cash Flows for the years ended
June 30, 2003 and 2002...............................................F-7... F-8

Notes to Consolidated Financial Statements...........................F-9... F-22


                                 ..............

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Integrated BioPharma, Inc.



         We have audited the accompanying consolidated balance sheet of Integrated BioPharma, Inc. and Subsidiaries (formerly Integrated Health Technologies, Inc.) as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated BioPharma, Inc. and its subsidiaries as of June 30, 2003, and the consolidated results of their operations and their cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 2 to the consolidated financial statements, in 2003 the Company changed its method of accounting for intangible assets in accordance with Statement of Financial Accounting Standards No. 142.








                                    /s/ Amper, Politziner & Mattia, P.C.


Edison, New Jersey
September 10, 2003

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003
--------------------------------------------------------------------------------

Assets:
Current Assets:
        Cash and Cash Equivalents                                   $ 10,406,390
        Accounts Receivable - Net                                      1,863,906
        Deferred Income Taxes                                             57,000
        Inventories-Net                                                4,300,025
        Prepaid Expenses and Other Current Assets                        749,027
                                                                    ------------

        Total Current Assets                                          17,376,348
                                                                    ------------

Property and Equipment - Net                                           2,293,861
                                                                    ------------
Other Assets:
        Deferred Tax Asset                                                80,000
        Due from Paxis Pharmaceuticals, Inc., related party              400,000
        Patents and Unpatented Technological Expertise, net              487,000
        Security Deposits and Other Assets                               190,028
                                                                    ------------

        Total Other Assets                                             1,157,028
                                                                    ------------

        Total Assets                                                $ 20,827,237
                                                                    ============

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
        Accounts Payable                                            $  1,977,578
        Accrued Expenses and Other Current Liabilities                   258,809
        Customer Advances                                                281,646
        Federal and State Income Taxes Payable                            53,769
                                                                    ------------

        Total Current Liabilities                                      2,571,802
                                                                    ------------

        Commitments and Contingencies (See note 12)                           --
                                                                    ------------

Stockholders' Equity:
        Preferred Stock - Authorized 1,000,000 Shares,
        $.002 Par Value, No Shares Issued                                     --

        Series A non-redeemable Convertible Preferred Stock-
        Authorized 20,000 shares $.002 Par Value,
        9,500 Shares Issued and Outstanding,
        liquidation preference of $9,500,000.                                 19

        Common Stock - Authorized 25,000,000 Shares,
        $.002 Par Value, 10,241,439 Shares
        Issued and Outstanding                                            20,483

        Additional Paid-in-Capital                                    15,882,080

        Retained Earnings                                              2,381,684

        Treasury Stock at cost, 25,800 shares                           (28,831)
                                                                    ------------

        Total Stockholders' Equity                                    18,255,435
                                                                    ------------

        Total Liabilities and Stockholders' Equity                  $ 20,827,237
                                                                    ============

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                       Years ended June 30,

                                                     2003               2002
                                                     ----               ----
Sales                                            $ 22,235,306       $ 23,546,630

Cost of Sales                                      17,106,125         18,842,688
                                                 ------------       ------------

Gross Profit                                        5,129,181          4,703,942

Selling and Administrative Expenses                 3,832,885          3,905,893
                                                 ------------       ------------

Operating Income                                    1,296,296            798,049
                                                 ------------       ------------

Other Income [Expense]:
Gain on Sale of Equipment                              24,346                 --
Other                                                 315,801            350,804
Gain on Settlement of Lawsuit                              --          1,157,960
Interest Expense                                      (5,057)           (45,109)
Interest and Investment Income                         28,301             22,767
                                                 ------------       ------------

Total Other Income [Expense]                          363,391          1,486,422
                                                 ------------       ------------

Income  Before Income Taxes                         1,659,687          2,284,471

Income Tax Expense                                    765,570            891,426
                                                 ------------       ------------

Net Income                                       $    894,117       $  1,393,045
                                                 ============       ============

Net Income Per Common Share:
Basic                                            $        .12       $        .22
                                                 ============       ============
Diluted                                          $        .09       $        .20
                                                 ============       ============


Weighted Average Common Shares Outstanding          7,765,051          6,228,720

Dilutive Potential Common Shares:
Warrants and Options                                2,636,392            786,356
Convertible Preferred Stock                            19,521                 --
                                                 ------------       ------------

Weighted Average Common Shares
Outstanding-assuming dilution                      10,420,964          7,015,076
                                                 ============       ============

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                     Series A
                                                    Convertible  Additional                                                Total
                      Common Stock        Preferred  Preferred   Paid-In        Retained        Treasury Stock         Stockholders'
                    Shares     Par Value    Stock    Stock       Capital        Earnings      Shares        Cost          Equity
                    ------     ---------    -----    -----       -------        --------      ------        ----          ------
Balance-
July 1, 2001       6,228,720     $12,457      --     $ --     $ 6,113,582      $   94,522     25,800     $ (28,831)     $  6,191,730

Net Income                --          --      --       --              --       1,393,045         --             --        1,393,045
                  ----------     -------      --     ----     -----------      ----------     ------     ----------     ------------
Balance-
June 30, 2002      6,228,720      12,457      --       --       6,113,582       1,487,567     25,800       (28,831)        7,584,775

Exercise of
Stock Options
for cash           1,185,000       2,370      --       --         141,255              --         --             --          143,625

Issuance of
Series A
non-redeemable
Convertible
Preferred Stock
for Cash                  --          --      --       19       8,899,981              --         --             --        8,900,000

Warrants issued
in connection
with issuance
of Series A
non-redeemable
Convertible
Preferred Stock                                                   600,000                                                    600,000

Acquisition of
NuCycle Therapy,
Inc. (related
party) for
Common Shares        368,833         738      --       --       (115,820)              --         --             --        (115,082)

Acquisition of
50% of Natex
LLC, for Common
Shares             2,458,886       4,918      --       --       1,593,358              --         --             --        1,598,276

Reduction of
paid-in capital
due to common
control
accounting
related to
common stock
issued in
acquisition of
50% of Natex,
LLC.                                                          (1,598,276)                                                (1,598,276)

Income Tax
Benefit From
Exercise of
Stock Options             --          --      --       --         248,000              --         --             --          248,000

Net Income                --          --      --       --              --         894,117         --             --          894,117
                  ----------     -------      --     ----     -----------      ----------     ------     ----------     ------------

Balance-
June 30, 2003     10,241,439     $20,483      --     $ 19     $15,882,080     $ 2,381,684     25,800     $ (28,831)     $ 18,255,435
                  ==========     =======      ==     ====     ===========     ===========     ======     ==========     ============


See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                         Years ended June 30,

                                                         2003            2002
                                                         ----            ----
Operating Activities:
  Net Income
                                                       $ 894,117     $ 1,393,045
                                                       ---------     -----------
  Adjustments to Reconcile Net Income to Net Cash
    Provided By [Used for] Operating Activities:
    Depreciation and Amortization                        455,616         361,326
    Deferred Income Taxes                                 27,000         150,000
    Allowance for Inventory                               10,000              --
    Bad Debt Expense                                       7,683          81,159
    Gain on Sale of Fixed Assets                        (24,346)              --
  Changes in Assets and Liabilities
  (excludes impact of acquisitions)
  [Increase] Decrease in:
    Accounts Receivable                                  403,557       (139,310)
    Inventories                                      (1,604,364)         893,184
    Refundable Federal Income Taxes                           --         625,000
    Due From NuCycle Therapy, Inc., related party         92,646        (62,803)
    Prepaid Expenses and Other Current Assets          (490,968)          54,612
    Security Deposits and Other Assets                 (109,807)       (158,564)
  [Decrease] Increase in:
    Accounts Payable                                     145,755       (544,040)
    Income Taxes Payable                                 195,507         106,262
    Accrued Expenses and Other Liabilities             (176,180)          11,905
                                                       ---------       ---------

Total Adjustments                                    (1,067,901)       1,378,731
                                                       ---------       ---------

Net Cash - Operating Activities- Forward               (173,784)       2,771,776
                                                       ---------       ---------

Investing Activities:
  Proceeds from Sale of Fixed Assets                      40,000              --
  Loans to Stockholders                                    3,564        (68,746)
  Repayment of Note Receivable                                --         173,993
  Note Receivable                                      (400,000)       (141,050)
  Purchase of Property and Equipment                   (397,604)       (318,541)
                                                       ---------       ---------

Net Cash-Investing Activities - Forward                (754,040)       (354,344)
                                                       ---------       ---------


See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                         Years ended June 30,

                                                       2003              2002
                                                       ----              ----
Financing Activities:
  Exercise of Stock Options                        $    143,625      $        --
  Patents                                             (355,000)               --
  Proceeds from Notes Payable                         2,255,954        3,975,245
  Repayment of Notes Payable                        (2,273,688)      (4,704,938)
  Issuance of non-redeemable
  Convertible Preferred Stock and Warrants            9,500,000               --
                                                   ------------      -----------

Net Cash-Financing Activities                         9,270,891        (729,693)

Net Cash - Operating Activities - Forwarded           (173,784)        2,771,776

Net Cash - Investing Activities - Forwarded           (754,040)        (354,344)
                                                   ------------      -----------

Net Increase in Cash and Cash Equivalents             8,343,067        1,687,739

Cash and Cash Equivalents - Beginning of Periods      2,063,323          375,584
                                                   ------------      -----------

Cash and Cash Equivalents - End of Periods         $ 10,406,390      $ 2,063,323
                                                   ============      ===========


Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest                                           $      5,057      $    45,109
Income Taxes                                            524,836          645,425

Supplemental Schedule of
Investing and Financial Activities:
Common Stock issued for acquisition of
NuCycle Therapy, Inc.                              $    175,196
Common Stock issued for acquisition of
Natex, LLC                                         $  1,598,276
Excess of Assets over Liabilities of
Acquired Company                                   $  (115,082)


See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Business

The Company amended its corporate charter and changed its name to "Integrated BioPharma, Inc."(formerly Integrated Health Technologies, Inc.). Effective April 16, 2003, the Company began trading on the American Stock Exchange using the symbol INB for its common stock.

Integrated BioPharma, Inc. [the "Company"] is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States. The Company considers all operations as one segment of business.

The sales by type:
                                               2003                    2002
                                               ----                    ----

Manufacturing Sales                       $ 18,595,476              $ 17,328,443
Distribution Sales                           3,212,705                 5,396,761
Other                                          427,125                   821,426
                                          ------------              ------------
Total                                     $ 22,235,306              $ 23,546,630
                                          ============              ============

[2] Summary of Significant Accounting Policies

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

Inventories- Inventory is valued by the first-in, first-out method, at the lower of cost or market. Allowances for obsolete and overstock inventories are estimated based on "expiration dating" of inventory and projection of sales.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $395,616 and $361,326 for the years ended June 30, 2003 and 2002, respectively and amortization of patents and unpatented technology was $ 60,000 and -0- for the years June 30, 2003 and 2002, respectively. Amortization of equipment under capital leases is included with depreciation expense.

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

Revenue Recognition- The Company recognizes revenue upon shipment of the product. The Company believes that recognizing revenue at shipment is appropriate because the Company's sales policies meet the four criteria of SAB 101 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller's price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms, which are F.O.B shipping point with the title and risk of loss passing to the customer at point of shipment. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $315,801 and $350,804 for the years ended June 30, 2003 and 2002 respectively. Such is included in "Other income."

Advertising- Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $9,395 and $94,688 for the years ended June 30, 2003 and 2002.

Stock-Based Compensation- Statement of Financial Accounting Standards 123 "Accounting for Stock Based Compensation" ("SFAS 123") allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

At June 30, 2003, the Company has one stock-based compensation plan, which is described more fully in Note 14A. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

                                                          Year Ended June 30,
                                                          2003           2002
                                                          ----           ----

Net income, as reported                                $ 894,117     $ 1,393,045
Deduct:  Total stock-based employee
  Compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                           (262,535)        (42,375)
                                                       ---------     -----------
Pro forma net income                                   $ 631,582     $ 1,350,670
                                                       =========     ===========


Earnings per share:
  Basic - as reported                                  $     .12     $       .22
                                                       =========     ===========
  Basic - pro forma                                    $     .08     $       .22
                                                       =========     ===========
  Diluted - as reported                                $     .09     $       .20
                                                       =========     ===========
  Diluted - pro forma                                  $     .06     $       .19
                                                       =========     ===========

As of June 30, 2003 options and warrants to purchase 707,597 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater that the average market price of the common shares.

Intangible Assets- Other purchased intangibles consisting of patents and unpatented technological expertise, purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful life of the patents (15 years).

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

[3] Inventories

Raw Materials                                                        $ 1,754,633
Work-in-Process                                                          933,155
Finished Goods                                                         1,612,237
                                                                     -----------
Total                                                                $ 4,300,025
                                                                     ===========

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[4] Property and Equipment

Land and Building                                                    $ 1,250,000
Leasehold Improvements                                                 1,137,815
Machinery and Equipment                                                2,855,744
Machinery and Equipment Under Capital Leases                             156,561
Transportation Equipment                                                  37,714
                                                                     -----------
Total                                                                  5,437,834
Less: Accumulated Depreciation                                         3,143,973
                                                                     -----------
Total                                                                $ 2,293,861
                                                                     ===========

[5] Patented and Unpatented Technological Expertise

                                         Gross Carrying             Accumulated
                                             Amount                 Amortization
                                         --------------             ------------

Amortized intangible assets
Patents and Unpatented Technology            $547,000                 $60,000
                                             --------                 -------


Aggregate Amortization Expense:
For the year ended June 30, 2003                                      $60,000
                                                                      -------

[6] Notes Payable - Commerce Bank

Under the terms of a revolving credit note which expires on June 10, 2005, the Company may borrow up to $1,000,000 at the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated BioPharma, Inc. and its operating subsidiaries, and by the personal guarantee of
E. Gerald Kay, the chairman of the board of the Company. At June 30, 2003 there were no borrowings under the revolving credit note.

The loan agreement with Commerce Bank contains certain financial covenants relating to the maintenance of tangible net worth as defined and Debt Service Coverage Ratios. At June 30, 2003 the Company was in compliance with its tangible net worth covenant and its debt service coverage ratios.

[7] Research and Development Expense

The Company incurred $50,000 in research and development expenses due to the acquisition of NuCycle Therapy, Inc. in February of 2003. Such amounts are expensed as incurred.

[8] Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at June 30, 2003 follow:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[8] Income Taxes [Continued]

Current assets and liabilities
  Allowance for doubtful account                                        $ 14,000
  Allowance for obsolete inventory                                         4,000
Inventory overhead capitalization                                         39,000
                                                                        --------

Net current deferred tax asset (liability)                              $ 57,000
                                                                        ========

Long-Term assets and liabilities
  Depreciation                                                          $ 80,000
                                                                        ========

The provision for income taxes consists of the following:

                                                                 June 30,
                                                           2003          2002
                                                           ----           ----

Deferred tax                                            $  27,000      $ 150,000
Current tax expense                                       738,570        741,426
                                                        ---------      ---------
                                                        $ 765,570      $ 891,426
                                                        =========      =========

A reconciliation of the statutory tax rate to the effective tax rate for the year ended June 30 is as follows:

                                                           2003          2002
                                                           ----          ----

Computed provision at the statutory tax                     34%           34%
State tax rate, net of federal benefit                       6             6
Non-deductible expenses                                      5             3
NJ NOL Utilization                                           0            (4)
Other                                                        1             0
                                                          ------        ------
                                                            46%           39%
                                                          ======        ======

[9] Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the years ended June 30, 2003 and 2002 was $77,747 and $77,138 respectively.

[10] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk-Cash- The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2003, the Company's uninsured cash balances totaled approximately $10,155,000.

[B] Concentrations of Credit Risk-Receivables- The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at June 30, 2003 is $33,376. The Company's bad debt expense for the years ended June 30, 2003 and 2002 respectively were $7,683 and $81,159.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[11] Major Customer

For the years ended June 30, 2003 and 2002 approximately 65% or $14,500,000 and 43% or $10,125,000 of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the years ended June 30, 2003 and 2002, an aggregate of approximately 10% and 14%, respectively, of revenues were derived from two other customers; no other customers accounted for more than 10% of consolidated sales for the years ended June 30, 2003 and 2002. Accounts receivable from these customers comprised approximately 63% and 56% of total accounts receivable at June 30, 2003 and 2002, respectively.

[12] Commitments and Contingencies

[A] Leases

Related Party Leases- Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease provides for minimum annual rental of $346,000 through May 31, 2015 plus increases in real estate taxes and building operating expenses. Rent expense for the years ended June 30, 2003 and 2002 on this lease was $474,000 and $460,000, respectively.

Other Lease Commitments- The Company leases warehouse equipment expiring through 2007 providing for an annual rental of $23,114 and office equipment expiring through 2006 providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2006.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                       Related
Year Ending                             Lease        Party Lease
June 30,                              Commitment     Commitment        Total
-----------                           ----------     -----------       -----

2004                                   $  59,723     $   323,559     $   383,282
2005                                      27,205         323,559         350,764
2006                                      20,622         323,559         344,181
2007                                       4,914         323,559         328,473
2008                                          --         323,559         323,559
Thereafter                                    --       2,210,987       2,210,987
                                       ---------     -----------     -----------

Total                                  $ 112,464     $ 3,828,782     $ 3,941,246
                                       =========     ===========     ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $570,000 and $523,000 for the years ended June 30, 2003 and 2002, respectively. Rent expense is stated net of sublease income of approximately $11,000 and $2,000 for the years ended June 30, 2003 and 2002, respectively.

[B] Employment Agreement- Effective February 24, 2003 the Company entered into an employment agreement with an executive, which expires on December 31, 2004 and provides for an aggregate annual salary of $100,000.

[C] Development and Supply Agreement- On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2002. On December 31,

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------

[12] Commitments and Contingencies [Continued]

2002 the agreement was modified extending the term of the agreement to December 31, 2005 and providing that Herbalife is required to purchase a minimum quantity of Supplied Products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount then they will be entitled to certain rebates of an amount not exceeding $300,000. Accrual of these rebates are done quarterly.

[13] Related Party Transactions

The Company has a consulting agreement with the brother of the Company's Chairman of the Board on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the years ended June 30, 2003 and 2002 was $13,200 for each year.

The Company had sales to AgroLabs, L.L.C. (an entity 100% owned by the Chief Financial Officer of the Company) of $7,010 and $17,855 for the years ended June 30, 2003 and 2002.

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

On October 11, 2002, the Company granted 614,000 incentive stock options and 75,000 non-statutory stock options for a period of ten years at an exercise price equal to the market price ($.33) on the date of grant and 300,000 incentive stock options for a term of five years at ($.36) representing 110% of the market price and 100,000 non-statutory stock options for a period of ten years at ($.36) representing 110% of the market price.

On January 31, 2003 the Company granted 4,000 non-statutory stock options to members of its scientific advisory board at the exercise price of $.75 (representing the market price) per share for a term of ten years commencing on January 31, 2003.

On February 4, 2003 the Company granted 117,647 incentive stock options and 332,353 non-statutory stock options for a term of ten years at an exercise price equal to the market price ($.85) on the date of grant. On February 24, 2003 the Company granted 57,142 incentive stock options and 92,858 non-statutory stock options for a term of ten years at the exercise price equal to the market price ($1.75) on the date of grant.

All of the above options vest twelve months from the date of issuance.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee's stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------

[14] Equity Transactions [Continued]

                                                     2003               2002
                                                     ----               ----

Risk-free interest rate                                  4.0%               3.7%
Expected volatility                                    116.7%              95.3%
Dividend yield                                            --                  --
Expected life                                      9.1 years           7.5 years


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


A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                            Weighted Average      Number of     Weighted Average
                 Options     Exercise Price       Exercisable    Exercise Price
                 -------     --------------       -----------    --------------
Outstanding
June 30, 2001   3,814,175      $  1.20            2,495,175        $  1.36

Granted         1,130,000         0.08
Exercised              --           --
Terminated       (98,974)         0.50
                ---------

Outstanding
June 30, 2002   4,845,201         0.92            3,715,201           1.18

Granted         1,693,000         0.59
Exercised     (1,185,000)         0.12
Terminated      (235,000)         1.27
              -----------

Outstanding
June 30,
2003            5,118,201         0.99            3,425,201           1.18
              ===========         ====            =========           ====

Weighted-average fair value of options granted
during the year                                      2003         2002
                                                     ----         ----
Where exercise price equals stock price
                                                      .36        .08
Where exercise price exceeds stock price              .68        .07
Where stock price exceeds exercise price              ---        ---

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------

[14] Equity Transactions [Continued]

Following is a summary of the status of stock options outstanding at June 30, 2003:


                                        Outstanding Options                                   Exercisable Options

                                         Weighted Average
Exercise                                     Remaining           Weighted Average                       Weighted Average
Price Range                Number        Contractual Life         Exercise Price          Number         Exercise Price
                       ----------        ----------------         --------------       ---------        ----------------
$ 0.05 - 0.08              25,000                     8.3                   0.08          25,000                    0.08
$ 0.33 - 0.36           1,089,000                     9.1                   0.34               0                       0
$ 0.50 - 0.55           1,515,000                     5.8                   0.52       1,515,000                    0.52
$ 1.75 - 0.85          1,386,000                      7.6                   0.78         932,000                    0.78
$ 1.00 - 1.10              75,000                     2.0                   1.10          75,000                    1.10
$ 1.50 - 1.65             320,604                     4.4                   1.53         320,604                    1.53
$ 1.75 -                  175,000                     2.0                   1.75          25,000                    1.75
$ 3.50 - 3.85             532,597                     8.3                   3.55         532,597                    3.55
-------------          ----------        ----------------         --------------       ---------         ---------------
$ 0.05 - 3.85           5,118,201                     7.0                   0.99       3,425,201                    1.18


[B] Consultant Agreement/Stock Options- In connection with a consulting agreement dated March 20, 1998, the Company has issued three options for 45,000 shares of common stock. Each option is exercisable for 15,000 shares at exercise price of $1.125, $2.50 and $4.00, respectively. These options are exercisable until five years following the date of this agreement. On March 20, 2003, 15,000 options were exercised and the remaining 30,000 options expired.

[C] Acquisitions-NuCycle Transaction

On February 21, 2003, the Company completed a merger pursuant to an Agreement and Plan of Merger dated as of February 21, 2003 between and among the Company, NAC-NJ Acquisition Corp., a wholly-owned subsidiary of the Company (Acquisition Sub") and NuCycle Acquisition Corp. ("NuCycle") pursuant to which the Company acquired NuCycle in exchange for the shareholders of NuCycle receiving from the Company 368,833 shares of common stock and twenty-five percent (25%) of the after-tax profits of NuCycle until the shareholders of NuCycle have received, in the aggregate, an additional $5,000,000 commencing with the first fiscal quarter following the date of filing of the Certificate of Merger with the New Jersey Department of Treasury. As of June 30, 2003 the likelihood of such additional payments was not probable and in accordance with SFAS 141, no such amount was recorded.

The NuCycle acquisition allows the Company to enter the field of genetically engineered human therapeutics through NuCycle's expertise and a grant from the National Cancer Institute.

The Company acquired assets of $153,709 and liabilities of $268,791 (at carryover basis). Due to this related party transaction, the excess amount paid over the book value has reduced additional paid-in capital by $115,820. The transactions of NuCycle for the four months ended June 30, 2003 have been included in the consolidated financial statements of the Company.

E.Gerald Kay, the Chief Executive Officer and a principal stockholder of the Company, Seymour Flug, a director of the Company, and Carl DeSantis, the father of Dean DeSantis who is a director of the Company, collectively own

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------

[14] Equity Transactions [Continued]

approximately seventy-four percent (74%) of NuCycle.

[D] Acquisitions-Natex LLC Transaction

On February 24, 2003, the Company completed the acquisition of the membership interests of Natex Georgia, LLC, a limited liability company formed under the laws of the Republic of Georgia ("Natex") from Trade Investment Services, L.L.C. ("TIS") representing fifty percent (50)% of the membership interests of Natex. Pursuant to the terms of a purchase agreement dated as of February 1, 2003 by and between the Company and TIS, TIS received 2,458,886 shares of the Company's common stock at a market value of $1,598,276 (based on stock price 15 days before and after such date).

Since this is a common controlled related party transaction, the Company recorded the investment using the carryover basis of zero.

Natex is a recently formed company engaged in the business of harvesting and collecting taxus bacatta botanical materials from government properties in the Republic of Georgia, pursuant to a license from and supervision by the Georgian government. The Company sold its membership interests in Natex in July 2003 (See
Note 17-Subsequent Events).

E. Gerald Kay, the Chief Executive Officer of the Company and beneficial owner of approximately fifty percent (50%) of the stock of the Company (or, approximately sixty-two percent (62%) if family trusts of which he is a trustee are attributed to him), is the owner of one-third (1/3) of the equity of TIS. Robert Kay, the brother of E. Gerald Kay, is also the owner of one-third (1/3) of the equity of TIS. Carl DeSantis, the father of Dean DeSantis who is a director of the Company, is the owner of one-third (1/3) of the equity of TIS.

[E] Series A Non-redeemable Convertible Preferred Stock

The Company's Certificate of Incorporation, as amended, authorizes Preferred Stock consisting of 1,000,000 shares, par value $0.002 per share, issuable from time to time in one or more series.

On June 25, 2003 the Company established a new series of Preferred Stock consisting of 20,000 shares of Series A non- redeemable Convertible Preferred Stock (the "Series A Preferred Stock").

Rights, preferences, and privileges of the Series A Preferred Stock are as follows:

Dividends. On each of July 1, 2004, July 1, 2005, and July 1, 2006, the holders of the Series A Preferred Stock are entitled to receive in preference to the payment of dividends to any holders of Common Stock, a dividend, payable in cash or in kind at the option of the Company, equal to $40 per share of Series A Preferred Stock, when and as declared by the Board of Directors. After June 30, 2006, dividends will no longer accrue.

Liquidation Preference. The holders of the Series A Preferred Stock shall be entitled to receive an amount equal to (A) $1,000 per share of Series A Preferred Stock held by such holder, plus (B) a further amount equal to any dividends declared or accrued but unpaid on such shares only upon liquidation.

Voting Rights. The holder of each share of Series A Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred Stock could be converted on the

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[14] Equity Transactions [Continued]

record date for the vote or written consent of the stockholders and shall have voting rights and powers equal to the voting rights and powers of the Common Stock.

Conversion-The Series A Preferred Stock shall be convertible into Common Stock, as follows:

Each share of Series A Preferred Stock shall be convertible, at the option of the holder at any time after the date of issuance of such shares through June 30, 2006. Each share shall be convertible into the number of shares of Common Stock which results from dividing $1,000 by the conversion price per share in effect at the time of conversion. The conversion price per share of Series A Preferred Stock ("Conversion Price") shall be $8 through June 30, 2004, $12 from July 1, 2004 through June 30, 2005 and $16 from and after July 1, 2005.

Each share of Series A Preferred Stock shall automatically be converted into shares of Common Stock at the then effective Conversion Price immediately prior to the closing of (i) a public offering pursuant to an effective registration statement under the Securities Act of 1933 with an aggregate gross proceeds to the Company, at the offering price, of at least $5 million, and a price per share not less than the then effective Conversion Price; or (ii) upon the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock to convert all of the outstanding shares of Series A Preferred Stock into Common Stock of the Company.

The Company has reserved 2,500,000 shares of the Company's common stock for issuance upon conversion of the Series A Preferred Stock.

Private Placement

On June 25, 2003 the Company raised $9,500,000 in net proceeds from the sale of 9,500 shares of the Company's Series A Preferred Stock and warrants to purchase 175,000 shares of the Company's common stock, in a private placement. The warrants have an exercise price of $5.40 per share and expire on June 25, 2007. As of June 30, 2003 none of the warrants are vested or exercisable.

The fair value of the warrants as determined using a Black-Scholes option pricing model was approximately $600,000 and was allocated from the gross proceeds and recorded as additional paid-in capital on the balance sheet.

Investor Rights Agreement- In connection with the sale of the aforementioned Preferred Stock the Company entered into an investors rights agreement which provides for certain "Piggyback Registration" rights and "Demand Registration" rights after January 1, 2004.

[15] Gain on Settlement of Lawsuit

For the year ended June 30, 2002 the Company received $1,157,960 from an additional payment for the settlement of a class action lawsuit. The class action settlement was with a major supplier in connection with a multidistrict consolidated class action brought on behalf of direct purchasers of vitamin products.

[16] Accounting Pronouncement

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective July 1, 2002. Under SFAS 142, goodwill is not amortized but is tested for impairment on an annual basis. The impairment test is a two-step process. The first step identifies potential impairment by comparing an entity's fair value, including goodwill, to its carry amount. If the entity's carrying amount exceeds its fair value, a second step is performed which compares the fair

INTEGRATED HEALTH TECHNOLOGIES, INC. AND SUBIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------

[16] Accounting Pronouncement   [Continued]

value of the entity's goodwill to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recognized. Upon adoption, any impairment loss identified is presented as a change in accounting principle and recorded as of the beginning of the fiscal year adoption. After adoption, any impairment loss recognized is recorded as a charge to income from operations. The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

Effective July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment Or Disposal of Long Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

In April 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 provides guidance for income statement classification of gains and losses of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). SFAS No. 145 is effective for years beginning after December 15, 2002. The Company does not expect any impact from adoption of this statement, which will apply to the Company commencing on July 1, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF.

Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. There was no impact from the adoption of this statement.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. Accordingly, the Company has adopted the applicable disclosure requirements of this statement within this report.

In November 2002, the FASB issued interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires that guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee, be recognized at the inception of the guarantee. Disclosures required by FIN 45 are included in the accompanying consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after June 15, 2003. This interpretation changes the method of determining whether certain entities

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------

[16] New Accounting Pronouncement [Continued]

should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has
(1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company is currently evaluating the impact of FIN 46.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 33 on Derivative Instruments and Hedging Activities." SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of SFAS 129 will have a material effect on our consolidated financial position, results of operations, or cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. We currently do not have any such instruments. There was no impact from the adoption of this statement.

[17] Subsequent Event

Paxis Acquisition- On July 22, 2003 the Company completed its acquisition of ninety-seven (97%) percent of the shares of common stock of Paxis Pharmaceuticals, Inc. a Delaware corporation (Paxis) based in Boulder, Colorado. Paxis was organized to manufacture and distribute cGMP API Paclitaxel, a leading cancer therapy drug. The Company acquired 47% of the shares of Paxis in exchange for its 50% interest in Natex Georgia LLC, a company organized in the Republic of Georgia to harvest from Georgian government lands organic biomass from which Paclitaxel is made. The Company acquired 50% of the shares of Paxis from Trade Investment Services, LLC ("TIS"), which funded Paxis' and Natex's development pursuant to the terms of a certain Purchase Agreement dated as of February 1, 2003 (the "Purchase Agreement"), in consideration for TIS receiving from the Company $500,000 and twenty-five (25%) of the after-tax profits of Paxis until TIS has received an additional $49,500,000.

In addition, TIS assigned to the Company a loan receivable from Paxis, and the Company assumed Paxis' loan payable in the principal amount of $4,500,000 to the Bank of America, pursuant to an Assignment and Assumption Agreement dated as of July 1, 2003 by and among the Company, TIS and Paxis. The Company also assumed an obligation of approximately $200,000 advanced by TIS to Paxis. The Company expects to acquire the remaining three (3%) percent of the Paxis shares currently held by Dean P. Stull, President of Paxis, during the next several months.

The Company anticipates that the accounting for the Paxis acquisition will follow controlled related party carryover basis accounting. The excess of the debt of $4,500,000 assumed plus the $500,000 cash paid plus the $200,000 obligation assumed (totaling $5,200,000) over the net assets acquired of approximately $3,000,000 will be recorded as a dividend (approximately $2,200,000). At this time, the Company is unable to estimate the amount or timing of any potential contingent payments. The amount due from Paxis Pharmaceuticals, Inc. of $400,000 will be eliminated in consolidation.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------

[17] Subsequent Events [Continued]

Paxis has also entered into a letter of intent dated July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company in the biomass harvesting and drying business, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus trees. Chatham is to supply the Canadian Taxus trees using Paxis' extraction expertise in an existing extraction facility currently controlled by Chatham. The joint venture will be required to supply Paxis' requirements for extract at no cost from which Paxis will produce its Paclitaxel and related products, and the joint venture will sell extract and intermediate products to third parties.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date: September 26, 2003                   By: /s/ E. Gerald Kay
                                           ---------------------
                                           E. Gerald Kay,
                                           Chief Executive Officer

Date: September 26, 2003                   By: /s/ Eric Friedman
                                           ---------------------
                                           Eric Friedman,
                                           Chief Financial Officer

                                                                    Exhibit 99.1

                    Certification of Chief Executive Officer
                    ----------------------------------------
       Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act,
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, E. Gerald Kay certify that:

1. I have reviewed this annual report on Form 10-KSB of Integrated BioPharma, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting; and

6. The small business issuer's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 26, 2003                       By: /s/ E. Gerald Kay
                                               ---------------------
                                               Name: E. Gerald Kay
                                               Title: Chief Executive Officer

                                                                    Exhibit 99.2

                    Certification of Chief Financial Officer
                    ----------------------------------------
       Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act,
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric Friedman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Integrated BioPharma, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting; and

6. The small business issuer's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 26, 2003         By: /s/ Eric Friedman
                                 ---------------------
                                 Name: Eric Friedman
                                 Title: Vice President & Chief Financial Officer

                                                                    Exhibit 99.3

                        CERTIFICATION OF PERIODIC REPORT
                      As adopted pursuant to Section 906 of
                         the Sarbanes-Oxley Act of 2002

I, E. Gerald Kay, the Chief Executive Officer of Integrated BioPharma, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-KSB of the Company for the annual period ended June 30, 2003 (the "Report") fully complies with the requirements of
    Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   September 26, 2003


                                 By: /s/ E. Gerald Kay
                                 E. Gerald Kay
                                 Chief Executive Officer

                                                                    Exhibit 99.4

                        CERTIFICATION OF PERIODIC REPORT
                      As adopted pursuant to Section 906 of
                         the Sarbanes-Oxley Act of 2002

I, Eric Friedman, the Vice President and Chief Financial Officer of Integrated BioPharma, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-KSB of the Company for the annual period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   September 26, 2003


                                 By: /s/ Eric Friedman
                                 Eric Friedman
                                 Vice President and Chief Financial Officer