Form 10QSB
period 2003-09-30
INTEGRATED BIOPHARMA INC
filed 2003-11-14
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549
                                     ------



                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                           Commission File Number
     September 30, 2003                                       000-28876


                           INTEGRATED BIOPHARMA, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  22-2407475
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)

               225 Long Avenue
            Hillside, New Jersey                                 07205
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

                                 Yes|X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding as of October 28, 2003
-----------------------                    ----------------------------------
Common Stock, Par Value                               10,341,839

INTEGRATED BIOPHARMA, INC.

INDEX
--------------------------------------------------------------------------------

Part I: Financial Information

Item 1: Consolidated Financial Statements

        Independent Accountant's Review Report                          1

        Consolidated Balance Sheet as of September 30, 2003 [Unaudited] 2 ... 3

        Consolidated Statements of Operations for the three months
        ended September 30, 2003 and 2002 [Unaudited]                   4

        Consolidated Statement of Stockholders' Equity
        for the three months ended September 30, 2003 [Unaudited]       5

        Consolidated Statements of Cash Flows for three months ended
        September 30, 2003 and 2002 [Unaudited]                         6 ... 7

        Notes to Consolidated Financial Statements [Unaudited]          8 ...17

Item 2: Management's Discussion and Analysis or Plan of Operation      18 ...22

Item 3: Controls and Procedures                                        23

Part II: Other Information                                             24

Signatures                                                             25



                                 . . . . . . . .

                     Independent Accountants' Review Report



We have reviewed the accompanying condensed consolidated balance sheet of Integrated BioPharma, Inc. and Subsidiaries (formerly Integrated Health Technologies, Inc.) as of September 30, 2003, and the related condensed consolidated statements of operations and cash flows for the three months ended September 30, 2003 and 2002, and condensed consolidated statement of stockholders' equity for the three months ended September 30, 2003. These condensed consolidated financial statements are the responsibility of the company's management.

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



                                        /s/ Amper, Politziner & Mattia P.C.


         November 4, 2003
         Edison, New Jersey

Part 1-FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003
[UNAUDITED]
--------------------------------------------------------------------------------


Assets:
Current Assets:
   Cash and Cash Equivalents                                        $  7,502,625
   Accounts Receivable - Net                                           1,998,441
   Deferred Income Taxes                                                  57,000
   Inventories                                                         3,645,484
   Deposit on Inventories                                              1,568,507
   Loan Receivable                                                        87,500
   Refundable Federal Income Taxes                                        44,640
   Prepaid Expenses and Other Current Assets                             693,110
                                                                    ------------

   Total Current Assets                                               15,597,307
                                                                    ------------

   Property and Equipment - Net                                        5,155,792
                                                                    ------------

   Other Assets:
   Deferred Tax Asset                                                     84,000
   Intellectual Property                                                 543,059
   Patents and Unpatented Technological Expertise-Net                    477,000
   Prepaid Rent                                                          130,000
   Investment in Joint Venture                                           123,879
   Security Deposits and Other Assets                                    247,302
                                                                    ============

   Total Other Assets                                                  1,605,240
                                                                    ============

   Total Assets                                                     $ 22,358,339
                                                                    ============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003
[UNAUDITED]
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                 $  2,292,559
   Note Payable-Bank                                                   4,500,000
   Accrued Expenses and Other Current Liabilities                        559,130
   Federal and State Income Taxes Payable                                 36,720
   Customer Advances                                                      90,126
   Capital Lease Obligation                                               94,172
                                                                    ------------

   Total Current Liabilities                                           7,572,707
                                                                    ------------


Non-Current Liabilities:
    Loan Payable-Trade Investment Services, LLC, related party           172,260
                                                                    ------------

    Total Non-Current Liabilities                                        172,260
                                                                    ------------

    Commitments and Contingencies [13]                                        --
                                                                    ------------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                          --


   Series A non-redeemable Convertible Preferred Stock-
   Authorized 20,000 shares $.002 Par Value, 9,500 Shares Issued and
   Outstanding, Liquidation preference of $9,595,000                          19

   Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 10,321,839 Shares Issued and Outstanding              20,644

   Additional Paid-in-Capital                                         13,091,151

   Retained Earnings                                                   1,530,389
                                                                    ------------
                                                                      14,642,203
   Less, Treasury Stock at cost, 25,800 shares                          (28,831)
                                                                    ------------

   Total Stockholders' Equity                                         14,613,372
                                                                    ------------

   Total Liabilities and Stockholders' Equity                       $ 22,358,339
                                                                    ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                        Three months ended
                                                           September 30,
                                                        2003            2002
                                                        ----            ----

Sales                                               $  4,980,006    $  4,848,190

Cost of Sales                                          3,962,680       3,892,514
                                                    ------------    ------------

Gross Profit                                           1,017,326         955,676
                                                    ------------    ------------

Selling and Administrative Expenses
  Paxis Pharmaceuticals, Inc. Start Up Costs             620,307              --
  Selling and Administrative Expenses                  1,263,067         727,031
                                                    ------------    ------------

Total Selling and Administrative Expenses              1,883,374         727,031
                                                    ------------    ------------

Operating [Loss] Income                                (866,048)         228,645
                                                    ------------    ------------

Other Income [Expense]:
Other Income                                              60,000          70,127
Consulting Fee Income                                     12,000          12,000
Interest Expense                                        (23,679)         (2,049)
Interest and Investment Income                           38,257            2,955
                                                    ------------    ------------

Total Other Income                                        86,578          83,033
                                                    ------------    ------------

[Loss] Income Before Income Taxes                      (779,470)         311,678

Federal and State Income Tax [Benefit]                  (23,175)         125,168
                                                    ------------    ------------

Net [Loss] Income                                      (756,295)         186,510

Accretion of Preferred Stock Dividends                  (95,000)              --
                                                    ------------    ------------

Net [Loss] Income applicable to common shareholders
per common share                                    $  (851,295)    $    186,510
                                                    ============    ============

Net [Loss] Income Per Common Share:
Basic                                               $      (.08)    $        .03
                                                    ============    ============

Basic                                               $      (.08)    $        .03
                                                    ============    ============

Average Common Shares Outstanding                     10,306,335       6,228,720

Dilutive Potential Common Shares:
Warrants and Options                                          --         942,063
                                                    ------------    ------------

Average Common Shares
Outstanding-assuming dilution                         10,306,335       7,170,783
                                                    ============    ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2003
[UNAUDITED]
--------------------------------------------------------------------------------

                                                     Convertible    Additional                                            Total
                        Common Stock       Preferred  Preferred      Paid-In      Retained     Treasury Stock          Stockholders'
                     Shares     Par Value    Stock     Stock         Capital      Earnings     Shares      Cost           Equity
                     ------     ---------    -----     -----         -------      --------     ------      ----           ------
Balance-
July 1, 2003       10,241,439   $ 20,483        --     $ 19       $ 15,882,080   $ 2,381,684   25,800    $ (28,831)    $ 18,255,435

Exercise of
Stock Options
For cash               80,400        161        --       --            70,139             --       --            --          70,300

Reduction of
paid in
capital due to
common control
accounting
related to in
acquisition of
47% of Paxis,
Inc.                                                              (2,956,068)                                           (2,956,068)

Preferred
Stock-Accretion
of Dividends                                                           95,000       (95,000)                                     --

Net Loss for
the three
months ended
September 30,
2003                       --         --        --       --                 --     (756,295)       --           --        (756,295)
                   ----------   --------   -------     ----       ------------   -----------   ------    ----------    ------------

Balance-
September 30,
2003               10,321,839   $ 20,644        --     $ 19       $ 13,091,151   $ 1,530,389   25,800    $ (28,831)    $ 14,613,372
                   ==========   ========   =======     ====       ============   ===========   ======    ==========    ============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Three months ended
                                                           September 30,
                                                        2003           2002
                                                        ----           ----

Operating Activities:
  Net [Loss] Income                                 $  (756,295)    $    186,510
                                                    ------------    ------------

  Adjustments to Reconcile Net Income (Loss) to Net Cash
    [Used for] Provided by Operating Activities:
    Depreciation and Amortization                        109,877          93,380
    Deferred Income Taxes                                (4,000)         (5,000)
    Allowance for Inventory                               2,500               --
    Bad Debt Expense                                      2,500               --
  Changes in Assets and Liabilities:
    [Increase] Decrease in:
    Refundable Federal Income Taxes                     (44,640)              --
    Accounts Receivable                                (137,035)         132,380
    Inventories                                          652,041         (6,647)
    Deposit for Inventory                              (112,000)              --
    Due From Paxis Pharmaceuticals, Inc.-Related Party (908,000)          97,128
    Prepaid Expenses and Other Current Assets           (17,983)        (52,705)
    Security Deposits and Other Assets                    74,839       (220,000)
    [Decrease] Increase in:
    Accounts Payable                                   (125,580)       (267,111)
    Federal and State Income Taxes Payable              (17,049)          14,049
    Accrued Expenses and Other Liabilities                65,282         (9,096)
                                                    ------------    ------------

Total Adjustments                                      (459,248)       (223,622)
                                                    ------------    ------------

Net Cash - Operating Activities                      (1,215,543)        (37,112)
                                                    ------------    ------------

Investing Activities:
  Investment in Joint Venture                          (123,879)              --
  Loans to Stockholders                                       --         (4,028)
  Acquisition of Paxis Pharmaceuticals, Inc.,
  less cash received                                   (483,256)              --
  Purchase of Property and Equipment                 (1,122,509)       (221,623)
                                                    ------------    ------------

Net Cash-Investing Activities                        (1,729,644)       (225,651)
                                                    ------------    ------------

Financing Activities:
  Proceeds from Exercise of Stock Options                 70,300              --
  Proceeds from Notes Payable                                 --       1,595,715
  Repayment of Notes Payable                            (28,878)     (1,619,394)
                                                    ------------    ------------
Net Cash-Financing Activities                             41,422        (23,679)
                                                    ------------    ------------

Net [Decrease] in Cash and Cash Equivalents          (2,903,765)       (286,442)

Cash and Cash Equivalents - Beginning of Periods      10,406,390       2,063,323
                                                    ------------    ------------

Cash and Cash Equivalents - End of Periods          $  7,502,625    $  1,776,881
                                                    ============    ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Three months ended
                                                           September 30,
                                                        2003           2002
                                                        ----           ----
 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
    Interest                                        $    12,187     $      2,049
    Income Taxes                                    $    32,114     $    105,425



See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Business

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004.

Integrated BioPharma, Inc. [the "Company"] is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States. The Company considers all subsidiaries as one segment of business.

On July 22, 2003 the Company acquired ninety-seven (97%) percent of the shares of common stock of Paxis Pharmaceuticals, Inc. ("Paxis"). Paxis manufactures and distributes Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer.

Paxis acquired from Hauser Inc. ("Hauser") its cGMP-(company good manufacturing practices) compliant Paclitaxel production facilities, processing equipment, and intellectual assets. Paxis also purchased Paclitaxel intellectual property ("Technology") from Hauser.

To date, Paxis has devoted the majority of its efforts to setting up the manufacturing operation. Paxis is subject to various risks associated with a start-up operation, including, among others, setting up and operating manufacturing facilities, complying with regulatory requirements for manufacturing pharmaceutical products, manufacturing cGMP API Paclitaxel, marketing and selling the cGMP Paclitaxel to customers, and operating profitably. The Company can give no assurance that it can be operated profitably.

The sales by type for the quarter ended September 30,
                                  2003               2002
                                  ----               ----
Manufacturing Sales          $   4,053,322      $   3,764,197
Distribution Sales           $     814,912      $     951,912
Other                        $     111,772      $     132,081

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except Paxis. Intercompany transactions and balances have been eliminated in consolidation. Minority interest is insignificant.

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $99,877 and $93,380 for the three months ended September 30, 2003 and 2002, respectively and amortization of patents and unpatented technology was $10,000 and -0- for the three months ended September 30, 2003 and 2002, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - The Company recognizes revenue upon shipment of the product. The Company's Paxis subsidiary had not completed its renovation of the manufacturing facilities as of September 30, 2003 and has not recognized any income to date. The Company believes that recognizing revenue at shipment is appropriate because the Company's sales policies meet the four criteria of SAB 101 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller's price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms, which are F.O.B shipping point with the title and risk of loss passing to the customer at point of shipment. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $60,000 and $70,127 for the three months ended September 30, 2003 and 2002 respectively. Such is included in "Other income."

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies (Continued)

License of Technology - The Company has a limited, non-exclusive license to use the Technology acquired from Hauser for a term of ten years. The Company is obligated to pay a License Fee of $90,000 payable within ten days from the date Hauser provides the Company with written notice that it has demonstrated that the Technology can be used to manufacture lab scale Paclitaxel from taxus canadensis, or Canadian yew trees. In addition the Company is obligated to pay a fee of $50,000 upon the commercial sale by the Company of products comprising Paclitaxel extracted, isolated or purified using the Technology. The Company is also obligated to pay an annual license maintenance fee of $250,000 (the annual maintenance fee) one year after the first commercial sale. The Company is further obligated to pay a royalty fee based on a percentage of sales, less the annual maintenance fee.

At the conclusion of the License Term the Technology License shall be considered fully paid and the Company shall have the rights granted under the Technology License without further payment of an annual royalty.

As of September 30, 2003, approximately $540,000 has been paid to Hauser under this agreement which has been recorded as intellectual property. The Company has not amortized this amount since operations have not commenced, but will begin amortizing over the remaining period of the 10 year agreement when operations have commenced.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $17,090 and $4,593 for the three months ended September 30, 2003 and 2002 respectively.

[3] Inventories

Inventories consist of the following at September 30, 2003:

Raw Materials                                      $   1,544,567
Work-in-Process                                        1,024,318
Finished Goods                                         1,076,599
                                                   -------------
Total                                              $   3,645,484
-----                                              =============


[4] Deposits on Inventory

The Company has advanced $1,348,507 to Natex Georgia LLC, and $220,000 to Chathem Biotech Ltd. for the purchase of biomass to be used by the Company for the production of Paclitaxel.

[5] Property and Equipment

Property and equipment comprise the following at September 30, 2003:

Land and Building                                  $   1,250,000
Leasehold Improvements                                 1,897,565
Machinery and Equipment                                5,062,644
Machinery and Equipment Under Capital Leases             159,128
Transportation Equipment                                  37,714
                                                   -------------
Total                                                  8,407,051
Less: Accumulated Depreciation and Amortization        3,251,259
                                                   -------------

    Total                                          $   5,155,792
    -----                                          =============

INTEGRATED HEALTH TECHNOLGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[6] Patented and Unpatented Technological Expertise

                                      Gross Carrying               Accumulated
                                         Amount                   Amortization
Amortized intangible assets
Unpatented Technology                 $ 547,000                     $ 70,000
                                      ---------                     --------

Aggregate Amortization Expense:
For the quarter ended September 30, 2003                            $10,000
                                                                    -------

[7] Notes Payable

Notes Payable are summarized as follows at September 30, 2003:

Commerce Bank  (a)                  $         --
Bank of America (b)                    4,500,000
                                    ------------
Total                                  4,500,000
Less: Current Portion                  4,500,000
Non-current Portion                 $        -0-
-------------------                 ============

(a) Under the terms of a revolving credit note which expires on June 10, 2005, the Company may borrow up to $1,000,000 at the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated BioPharma, Inc. and its operating subsidiaries, and by the personal guarantee of
E. Gerald Kay, the chairman of the board of the Company. At September 30, 2003 there were no borrowings under the revolving credit note.

The loan agreement with Commerce Bank contains certain financial covenants relating to the maintenance of tangible net worth as defined and Debt Service Coverage Ratios. At September 30, 2003 the Company was in compliance with its tangible net worth covenant but not its debt service coverage ratio.

(b) Revolving line of credit loan provided by Bank of America dated August 6, 2003 in the amount of $4,500,000 with interest at a variable rate. The loan is due on September 4, 2004. The loan is guaranteed by Mr. Carl DeSantis, a shareholder of the Company. At September 30, 2003 the interest rate was 2.37%.

[8] Loan Payable-Trade Investment Services

Demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis Pharmaceuticals, Inc, dated July 1, 2002 with interest at 9%. Interest for the three months ended September 30, 2003 has been waived.

[9] Research and Development Expense

The Company incurred $37,583 in research and development expenses due to the acquisition of NuCycle Therapy, Inc. in February of 2003. Such costs are expensed as incurred and included in selling and administrative expenses.

[10] Capital Lease

The Company acquired laboratory equipment under the provisions of a short-term lease. The lease expires in January 2004. The equipment under the capital lease as of September 30, 2003 has a cost of $159,128 and accumulated depreciation of $-0- with a net book value of $159,128.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[10] Captial Lease [Continued]

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at September 30, 2003 are as follows:

Total Minimum Lease Payments                     $   96,382
Amount Representing Interest                        (2,210)
                                                 ----------

Present Value of Net Minimum Lease Payment           94,172
                                                 ----------
Current Portion                                    (94,172)

  Long-Term Capital Lease Obligation             $      -0-
  ----------------------------------             ==========


[11] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company aintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2003 the Company's uninsured cash balances totaled approximately $7,180,000. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at September 30, 2003 is $31,960.

[12] Major Customer

For the three months ended September 30, 2003 and 2002 approximately 69% and 59% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. Two other customers accounted for 11% of consolidated sales for the three months ended September 30, 2003 and 14% of consolidated sales for the three months ended September 30, 2002. Accounts receivable from these customers comprised approximately 71% and 74% of total accounts receivable at September 30, 2003 and 2002, respectively.

[13] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the three months ended September 30, 2003 and 2002 on this lease was approximately $124,000 and $116,000 respectively.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[13] Commitments and Contingencies [Continued]

Other Lease Commitments - The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the three months ended September 30, 2003 was $90,218. There were no corresponding expenses for in 2002 because the manufacturing and office facility was not a part of the consolidated group.

The Company leases warehouse equipment for a five-year period providing for an annual rental of $15,847, telephone equipment for a five-year period providing for an annual rental of $13,142 and office equipment for a five year period providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2006.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                      Related
                      Lease          Party Lease
September 30,       Commitment       Commitment         Total
                   -----------      -----------      -----------

2004               $   350,800      $   323,559      $   674,359
2005                   322,196          323,559          645,755
2006                   177,619          323,559          501,178
2007                    18,047          323,559          341,606
2008                    10,952          323,559          334,511
Thereafter                  --        2,130,097        2,130,097
                   -----------      -----------      -----------

Total              $   879,614      $ 3,747,892      $ 4,627,506
                   ===========      ===========      ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $154,000 and $141,000 for the three months ended September 30, 2003 and 2002, respectively. Rent expense is stated net of sublease income of approximately $4,000 and $1,200 for the three months ended September 30, 2003 and 2002, respectively.

[B] Development and Supply Agreement - On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2002. On December 31, 2002 the agreement was modified extending the term of the agreement to December 31, 2005 and providing that Herbalife is required to purchase a minimum quantity of Supplied Products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount then it will be entitled to certain rebates of an amount not exceeding $300,000. Accrual of these rebates are done quarterly.

[C] Employment Agreement - Effective February 24, 2003 the Company entered into an employment agreement with an executive, which expires on December 31, 2004 and provides for an aggregate annual salary of $100,000.

[D] Consultant Agreement-The Company has oral agreements with subcontractors to supply labor on an as needed basis.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
--------------------------------------------------------------------------------

[14] Related Party Transactions

The Company has two consulting agreements with the brothers of the Company's Chairman of the Board. One agreement is on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three months ended September 30, 2003 and 2002 was $3,300 respectively.

The second agreement is with EVJ, LLC a limited liability company controlled by Robert Kay, an employee of the Company. The total consulting expense under this agreement was $30,000 for the two months ended September 30, 2003.

[15] New Accounting Pronouncements

In July 2001,S FAS No. 141, "Business Combinations" (SFAS 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) were issued. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the provisions of SFAS 142.

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective July 1, 2002. Under SFAS 142, goodwill is not amortized but is tested for impairment on an annual basis. The impairment test is a two-step process. The first step identifies potential impairment by comparing an entity's fair value, including goodwill, to its carry amount. If the entity's carrying amount exceeds its fair value, a second step is performed which compares the fair value of the entity's goodwill to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recognized. Upon adoption, any impairment loss identified is presented as a change in accounting principle and recorded as of the beginning of the fiscal year adoption. After adoption, any impairment loss recognized is recorded as a charge to income from operations. The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

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

In April 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 provides guidance for income statement classification of gains and losses of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). SFAS No. 145 is effective for years beginning after December 15, 2002. There was no impact from adoption of this statement.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. There was no impact from the adoption of this statement.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
--------------------------------------------------------------------------------

[15] New Accounting Pronouncements [Continued]

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after June 15, 2003. This interpretation changes the method of determining whether certain entities additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company is currently evaluating the impact of FIN 46.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 33 on Derivative Instruments and Hedging Activities." SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 129 did not have a material effect on our consolidated financial position, results of operations, or cash flows.

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

[16] Equity Transactions

Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the three months ended September 30, 2003 and 2002, respectively, consistent with the provision of SFAS No. 123, the

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
--------------------------------------------------------------------------------

[16] Equity Transactions [Continued]

Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                           Three months ended
                                                             September 30,
                                                          2003           2002
                                                     -------------   -----------

Net (loss), income as reported                       $   (756,295)   $   186,510
Add: Stock based employee compensation
        expense included in net (loss), income
        net of related tax effects                              --            --
Deduct: Total stock based employee
       Compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                       --            --
                                                     -------------   -----------


Pro forma net (loss) income                          $   (756,295)   $   186,510
                                                     =============   ===========

Earnings per share:
  Basic-as reported                                  $       (.08)   $     (.03)
                                                     =============   ===========

  Basic-pro forma                                    $       (.08)   $     (.03)
                                                     =============   ===========

  Diluted-as reported                                $       (.08)   $     (.03)
                                                     =============   ===========

  Diluted-pro forma                                  $       (.08)   $     (.03)
                                                     =============   ===========


Paxis Acquisition- On July 22, 2003 the Company completed its acquisition of ninety-seven (97%) percent of the shares of common stock of Paxis Pharmaceuticals, Inc. a Delaware corporation ("Paxis") based in Boulder, Colorado. Paxis was organized to manufacture and distribute cGMP API Paclitaxel, a leading cancer therapy drug. The Company acquired 47% of the shares of Paxis in exchange for its 50% interest in Natex Georgia LLC, a company organized in the Republic of Georgia to harvest from Gerogian government lands organic biomass from which Paclitaxel is made. The Company acquired 50% of the shares of Paxis from Trade Investment Services, LLC, which funded Paxis's and Natex's development pursuant to the terms of a certain Purchase Agreement dated as of February 1, 2003 (the "Purchase Agreement"), in consideration for TIS receiving from the Company $500,000 and twenty-five (25%) of the after-tax profits of Paxis until TIS has received an additional $49,500,000.

In addition, TIS assigned to the Company a loan receivable from Paxis, and the Company assumed Paxis' loan payable in the principal amount of $4,500,000 to the Bank of America, pursuant to an Assignment and Assumption Agreement dated as of July 1, 2003 by and among the Company, TIS and Paxis. The Company also assumed an obligation of $172,260 advanced by TIS to Paxis.

The accounting for the Paxis acquisition followed controlled related party carryover basis accounting. The excess of the debt of $4,500,000 assumed plus the $500,000 cash paid plus the $172,260 obligation assumed totaling ($5,172,260) over the net assets acquired of $2,216,171 was recorded as a reduction of additional paid-in capital of $2,956,089. At this time, the Company is unable to estimate the amount or timing of any potential contingent payments.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
--------------------------------------------------------------------------------

[16] Equity Transactions [Continued]

E. Gerald Kay, the Chief Executive Officer of INB and beneficial owner of approximately fifty percent (50%) of the stock of INB (or, approximately sixty-two percent (62%) if family trusts of which he is a trustee are attributed to him), is the owner of one-third (1/3) of the equity of TIS. Robert Kay, the brother of E. Gerald Kay, is also the owner of one-third (1/3) of the equity of TIS. Carl DeSantis, the father of Dean DeSantis who is a director of INB, is the owner of one-third (1/3) of the equity of TIS.

[17] Subsequent Events

Paxis entered into a letter of intent dated July 16, 2003 with Chatham Biotech, Ltd. ("Chatham"), a Canadian company in the biomass harvesting and drying business, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus trees. Chatham is to supply the Canadian Taxus trees using Paxis' extraction expertise in an existing extraction facility currently controlled by Chatham. The joint venture will be required to supply Paxis' requirements for extract at no cost from which Paxis will produce its Paclitaxel and related products, and the joint venture will sell extract and intermediate products to third parties. The Company can give no assurance that Paxis will be able to consummate the joint venture or that the joint venture can be operated successfully. As of September 30, 2003 the Company has advanced $123,879 to the joint venture.

On October 8, 2003 the Company acquired the remaining three (3%) percent of Paxis Pharmaceuticals, Inc. ("Paxis"). The Company issued 66,666 shares of its common stock in exchange for the remaining three percent of Paxis.

On October 22, 2003, the Company completed the acquisition of various assets related to the Naturally Aloe, Naturally oni and Avera Sport product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records. Pursuant to the terms of a purchase agreement dated October 22, 2003 by and between the Company and Aloe, the purchase price for the Transferred Assets was $2,597,469.83, with $872,469.83 paid at closing and $1,725,000.00 paid in 203,085 shares of the Company's common stock valued on the basis of the average closing price as reported on the American Stock Exchange for the ten (10) trading days immediately preceding the closing date. Such shares shall be held in escrow for a period of one (1) year from the closing date and released pursuant to the terms of an Escrow Agreement between and among the Company, Aloe and Vial, Hamilton, Koch & Knox, L.L.P.

Item 2.

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

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

Inventory Valuation

Inventories are stated at the lower of cost or market ("LCM"), which reflects management's estimates of net realizable value. The Company is a contract manufacturer and distributor, and only produces finished goods or purchases raw materials on a purchase order basis. Consequently, the Company has minimal risk for slow-moving or obsolete inventory. Raw materials are ordered from suppliers when needed to complete customer's orders. Detail inventory levels and composition are reviewed and evaluated for potential overstock or obsolescence in light of current operations and sales. Any appropriate reserve is recorded on a current basis.

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

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Intangible Assets [Continued]

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

Results of Operations

Three months ended September 30, 2003 Compared to three months ended September 30, 2002

The Company's net loss for the three months ended September 30, 2003 was $(756,295) as compared to net income of $186,510 for the three months ended September 30, 2002. This decrease in net income of approximately $940,000 is primarily the result of a $1,090,000 decrease in operating income resulting from a corresponding increase in gross profit of approximately $60,000, an increase in selling and administrative expenses of approximately $1,156,000 and a decrease in Federal and state income taxes of approximately $150,000.

Sales for the three months ended September 30, 2003 and 2002 were $4,980,006 and $4,848,190, respectively, an increase of approximately $130,000 or 3%, but because of the product mix, gross profit for the three months ended September 30, 2003 was $61,650 higher than the gross profit for the three months ended September 30, 2002. For the three months ended September 30, 2003 the Company had sales to one customer, who accounted for 69% of net sales in 2003 and 59% in 2002. The loss of this customer would have an adverse affect on the Company's operations.

Contract manufacturing sales for the quarter ended September 30, 2003 and 2002 were $4,053,322 and $3,764,197, respectively, an increase of $289,125 or 8%. The increase in sales is due to a change in the product mix. The Company is selling higher priced separately packaged products in 2003 in contrast to bulk sales.

Retail and mail order sales for the three months ended September 30, 2003 totaled $19,880 as compared to $29,040 for the three months ended September 30, 2002, a decrease of 32%. The Company has been experiencing a decline in mail order sales due to increased competition.

The Company has an agreement with DSM Nutritional Products, Inc. (a successor to Roche Vitamins, Inc.). Sales under this agreement were $609,011 for the three months ended September 30, 2003 as compared to $510,732 for the three months ended September 30, 2002, an increase of $98,279 or 19%.

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the three months ended September 30, 2003 totaled $451,039 as compared to $499,082 for the three months ended September 30, 2002, a decrease of $48,043 or 10%.

On February 21, 2003 the Company acquired NuCycle Therapy, Inc. ("NuCycle"). NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. Sales for the three months ended September 30, 2003 were $9,231 and grant proceeds received for the three months ended September 30, 2003 totaled $82,661.

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

Cost of sales increased to $3,962,680 for the three months ended September 30, 2003 as compared to $3,892,514 for the three months ended September 30, 2002. Cost of sales decreased as a percentage of sales to 79.6% for the three months ended September 30, 2003 from 80.3% for the three months ended September 30, 2002. The decrease in cost of sales is due to greater manufacturing efficiencies.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                            Three Months Ended 30,
                                              2003         2002         Change
                                           ----------    ---------    ----------

Advertising Expense                        $   17,050    $   4,593    $   12,457
Bad Debt Expense                              (3,032)          -0-       (3,032)
Royalty & Commission Expense                    4,558       20,869      (16,311)
Officers Salaries                             123,782       82,216        41,566
Auto, Travel & Entertainment                  247,765       81,402       166,363
Office Salaries                               184,265      191,824       (7,559)
Freight Out                                    24,646       36,366      (11,720)
Depreciation & Amortization                    49,752       43,007         6,745
Consulting Fees                                78,865       23,911        54,954
Regulatory Fees                                10,500          -0-        10,500
Professional Fees                             253,941       66,455       187,486
Research & Development Expense                 37,583          -0-        37,583
Other selling and administrative expenses     233,392      176,388        57,004
Paxis Pharmaceuticals, Inc.                   620,307          -0-       620,307
                                           ----------    ---------    ----------
Total                                      $1,883,374    $ 727,031    $1,156,343
                                           ==========    =========    ==========

Advertising expenses increased because the Company had decided to spend more on advertising in the current quarter and to attempt to increase its retail sales. The decrease in bad debt expense is due to greater emphasis on the Company's credit policies. Royalty and commission expense has decreased because the sales of raw materials that incur royalty and commission expense has decreased by $48,053. Officers' salaries increased because of the addition of a new corporate Vice President. Auto, travel and entertainment expenses have increased because of substantially increased travel in connection with its acquisition of Paxis and its facility located in Boulder, Colorado, as well as the formation of its Canadian-based joint venture as more fully described in footnote 17. Office salaries have decreased because of the elimination of three positions, two in the IHT Ideas, Inc. subsidiary and one in the IHT Health Products, Inc. subsidiary. Freight out has decreased due to a reduction of sales in the Company's IHT Health Products, Inc. subsidiary of $48,053. The increase in consulting fees is due to consulting fees of $23,650 in the NuCycle Therapy, Inc. Subsidiary which was acquired in February of 2003, and to the increase in the fees paid for a review of the company's cGMP-(company good manufacturing practices). Regulatory fees have increased due to the Company's listing on the American Stock Exchange in April of 2003. Professional fees have increased largely due to increased legal fees related to recent acquisitions and to increased auditing and accounting fees related to SEC filings. Research and development expenses have increased due to the acquisition of NuCycle Therapy, Inc. in February 2003. The Paxis selling and administrative expenses represent the expenditures made by Paxis for the two months ended September 30, 2003. There were no corresponding expenses in 2002 because the Paxis acquisition was completed on July 22, 2003.

Other income [expense] was $86,578 for the three months ended September 30, 2003 as compared to $83,033 for the three months ended September 30, 2002, an increase of $3,545. This increase is attributable to an increase in interest expense of $21,630 due to the assumption of the Bank of America debt of $4,500,000 in the Paxis transaction, an

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

increase in interest and investment income of $35,302 due to the increase in cash from the proceeds received from the issuance of non-redeemable Convertible Preferred Stock and Warrants on June 25, 2003 and a reduction of $10,127 in other income.

Inventories

The inventory at September 30, 2003 decreased by $654,541 from the inventory at June 30, 2003. The Company produces products on a purchase order basis. The decrease in inventory is attributable to a decrease in finished goods inventory of approximately $535,000 and a decrease in raw material inventory of approximately $210,000. The decreases in finished goods are due to lower inventory levels in the company's two subsidiaries that offer distribution sales.

Prepaid Expenses

Prepaid expenses and other current assets decreased by $55,917 from June 30, 2003. The decrease is primarily attributable to an decrease in prepaid insurance and a decrease in prepaid regulatory fees of $10,500 due to the Company's listing on the American Stock Exchange.

Liquidity and Capital Resources

At September 30, 2003 the Company's working capital was $8,024,600, a decrease of $6,779,946 over working capital at June 30, 2003. Cash and cash equivalents were $7,502,625 at September 30, 2003, a decrease of $2,903,765 from June 30, 2003. The Company utilized $1,215,543 and $37,112 from operations for the three months ended September 30, 2003 and 2002, respectively.

The primary reasons for the decrease in cash used in operations for the three months ended September 30, 2003 are net loss of approximately $760,000, an increase in accounts receivable of approximately $137,000, a decrease in inventories of approximately $650,000, an advance to Paxis Pharmaceuticals, Inc., a related party of $908,000 and a decrease in accounts payable of approximately $126,000.

The Company utilized $1,729,644 and $225,651 in investing activities for the three months ended September 30, 2003 and 2002, respectively. The Company generated $41,422 and utilized $23,679 from debt financing activities for the three months ended September 30, 2003 and 2002, respectively.

The Company has a $1,000,000 revolving line of credit agreement which bears interest the prime interest rate and expires on June 10, 2005. At September 30, 2003 there was no balance due under the revolving line of credit. At September 30, 2003 the Company was in compliance with its tangible net worth covenant but not its debt service coverage ratio.

The Company's total annual commitment at September 30, 2003 for the next five years of $4,627,506 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended 2003 and 2002 were $1,122,509 and $221,623 respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment.

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Capital Expenditures [Continued]

The Company has budgeted approximately $1,200,000 for capital expenditures for the remaining nine months of fiscal 2004. Such amount includes capital expenditures or approximately $1,000,000 for the Paxis facility. Such amount will be funded from working capital.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.

INTEGRATED BIOPHARMA, INC.
--------------------------------------------------------------------------------

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 45 days before the filing date of this Form 10-QSB. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Part II: Other Information

INTEGRATED BIOPHARMA, INC.
--------------------------------------------------------------------------------

Item 1: Legal Proceedings
        None

Item 2: Changes in Securities
        None

Item 3: Defaults Upon Senior Securities
        None

Item 4: Submission of Matters to a Vote of Security Holders
        None

Item 5: Other Information
        None

Item 6: Exhibits and Reports on Form 8K

(a)     Exhibits

             31.1 Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32.1 Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             32.2 Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

             Current Report on Form 8-K filed on July 10, 2003 pursuant to Item 5 (Other Events), Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits), and Item 9 (Regulation FD Disclosure).

             Current Report of Form 8-K filed on August 6, 2003 pursuant to Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events), and Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).

             Current Report on Form 8-K filed on September 30, 2003 pursuant to
             Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure).

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           INTEGRATED BIOPHARMA, INC.

Date:   November 14, 2003                  By: /s/ E. Gerald Kay
                                           ---------------------
                                           E. Gerald Kay
                                           Chief Executive Officer


Date:   November 14, 2003                  By: /s/ Eric Friedman
                                           ---------------------
                                           Eric Friedman,
                                           Chief Financial Officer

                                                                    Exhibit 31.1


                    Certification of Chief Executive Officer
                    ----------------------------------------
       Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act,
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, E. Gerald Kay, certify that:

1. I have reviewed this report on Form 10-QSB of Integrated BioPharma, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: November 14, 2003                By:/s/ E. Gerald Kay
                                       --------------------
                                       Name: E. Gerald Kay
                                       Title: Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
                    ----------------------------------------
       Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act,
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric Friedman, certify that:

1. I have reviewed this report on Form 10-QSB of Integrated BioPharma, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

         b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures as of a date within 45 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's nternal control over financial reporting; and

6. The small business issuer's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2003          By:/s/ Eric Friedman
                                 --------------------
                                 Name: Eric Friedman
                                 Title: Vice President & Chief Financial Officer

                                                                    Exhibit 32.1


                        CERTIFICATION OF PERIODIC REPORT
           As adopted to Section 906 of the Sarbanes-Oxley Act of 2002

I, E. Gerald Kay, the Chief Executive Officer of Integrated BioPharma, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   November 14, 2003


                                       By:/s/ E. Gerald Kay
                                       --------------------
                                       E. Gerald Kay
                                       Chief Executive Officer

                                                                    Exhibit 32.2


                        CERTIFICATION OF PERIODIC REPORT
           As adopted to Section 906 of the Sarbanes-Oxley Act of 2002

I, Eric Friedman, the Vice President and Chief Financial Officer of Integrated BioPharma, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   November 14, 2003


                                      By:/s/ Eric Friedman
                                      --------------------
                                      Eric Friedman
                                      Vice President and Chief Financial Officer