Form 10QSB
period 2003-12-31
INTEGRATED BIOPHARMA INC
filed 2004-02-13
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549
                                     ______


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended                            Commission File Number
     December 31, 2003                                         000-28876

                           INTEGRATED BIOPHARMA, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  22-2407475
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)

               225 Long Avenue
            Hillside, New Jersey                                 07205
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

                                 Yes|X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding as of January 31, 2004
-----------------------                    ----------------------------------
Common Stock, Par Value                                10,597,790

INTEGRATED BIOPHARMA, INC.

INDEX
--------------------------------------------------------------------------------



Part I: Financial Information

Item 1: Consolidated Financial Statements

        Independent Accountant's Review Report                            1

        Consolidated Balance Sheet as of December 31, 2003 [Unaudited]    2...3

        Consolidated Statements of Operations for the three and six months
        ended December 31, 2003 and 2002 [Unaudited]                      4

        Consolidated Statement of Stockholders' Equity for the six months
        ended December 31, 2003 [Unaudited]                               5

        Consolidated Statements of Cash Flows for six months ended
        December 31, 2003 and 2002 [Unaudited]                            6...7

        Notes to Consolidated Financial Statements [Unaudited]            8...18

Item 2: Management's Discussion and Analysis or Plan of Operation        19...24

Item 3: Controls and Procedures                                          25

Part II: Other Information                                               26

Signatures                                                               27




                                 . . . . . . . .

                     Independent Accountants' Review Report



We have reviewed the accompanying condensed consolidated balance sheet of Integrated BioPharma, Inc. and Subsidiaries (formerly Integrated Health Technologies, Inc.) as of December 31, 2003, and the related condensed consolidated statements of operations for the three and six months ended December 31, 2003 and 2002, and condensed consolidated statements of cash flows for the six months ended December 31, 2003 and 2002, and condensed consolidated statement of stockholders' equity for the six months ended December 31, 2003. These condensed consolidated financial statements are the responsibility of the company's management.

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



                                     /s/ Amper, Politziner & Mattia P.C.


         January 31, 2004
         Edison, New Jersey

Part 1-FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                        $  3,863,875
   Accounts Receivable - Net                                           2,134,197
   Deferred Income Taxes                                                  62,000
   Inventories                                                         3,945,164
   Deposit on Inventories                                              3,064,737
   Loan Receivable                                                       137,500
   Refundable Federal Income Taxes                                        14,640
   Prepaid Expenses and Other Current Assets                           1,088,238
                                                                    ------------

   Total Current Assets                                               14,310,351
                                                                    ------------

Property and Equipment - Net                                           5,942,680
                                                                    ------------

Other Assets:
   Deferred Tax Asset                                                     78,000
   Intellectual Property                                                 577,455
   Patents and Unpatented Technological Expertise-Net                    557,000
   Prepaid Rent                                                          130,000
   Investment in Joint Venture                                           123,879
   Intangible Assets                                                   2,543,138
   Security Deposits and Other Assets                                    217,125
                                                                    ------------

   Total Other Assets                                                  4,226,597
                                                                    ------------

   Total Assets                                                     $ 24,479,628
                                                                    ============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                 $  2,482,024
   Note Payable-Bank                                                   4,500,000
   Accrued Expenses and Other Current Liabilities                        573,475
   Federal and State Income Taxes Payable                                 60,375
   Customer Advances                                                      59,518
   Capital Lease Obligation                                               90,807
   Loan Payable - Trade Investment Services, LLC, related party          172,260
                                                                    ------------

   Total Current Liabilities                                           7,938,459
                                                                    ------------

   Commitments and Contingencies                                              --
                                                                    ------------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                          --

   Series A non-redeemable Convertible Preferred Stock-
   Authorized 20,000 shares $.002 Par Value, 9,500 Shares Issued and
   Outstanding, Liquidation preference of $9,595,000                          19

   Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 10,623,590 Shares Issued,
   and 10,597,790 Outstanding                                             21,247

   Additional Paid-in-Capital                                         15,480,096

   Retained Earnings                                                   1,068,638
                                                                    ------------
                                                                      16,570,000
   Less, Treasury Stock at cost, 25,800 shares                          (28,831)
                                                                    ------------

   Total Stockholders' Equity                                         16,541,169
                                                                    ------------

   Total Liabilities and Stockholders' Equity                       $ 24,479,628
                                                                    ============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Three months ended                 Six months ended
                                                             December 31,                      December 31,
                                                             ------------                     ------------

                                                        2003            2002             2003              2002
                                                        ----            ----             ----              ----

Sales                                               $  6,849,826     $  5,945,719     $ 11,829,832     $ 10,793,909

Cost of Sales                                          4,804,299        4,405,182        8,766,979        8,297,696
                                                    ------------     ------------     ------------     ------------

Gross Profit                                           2,045,527        1,540,537        3,062,853        2,496,213
                                                    ------------     ------------     ------------     ------------


Selling and Administrative Expenses
Paxis Pharmaceuticals, Inc. Start Up Costs             1,051,047               --        1,671,354               --
Selling and Administrative Expenses                    1,421,646        1,030,105        2,684,713        1,757,136
                                                    ------------     ------------     ------------     ------------

Total Selling & Administrative Expenses                2,472,693        1,030,105        4,356,067        1,757,136
                                                    ------------     ------------     ------------     ------------

Operating [Loss] Income                                (427,166)          510,432      (1,293,214)          739,077
                                                    ------------     ------------     ------------     ------------

Other Income [Expense]:
Other Income                                             144,659           70,039          204,659          140,166
Consulting Fee Income                                     12,000           12,000           24,000           24,000
Interest Expense                                        (16,489)          (1,580)         (40,168)          (3,629)
Interest and Investment Income                            17,545           14,353           55,802           17,308
                                                    ------------     ------------     ------------     ------------

Total Other Income                                       157,715           94,812          244,293          177,845
                                                    ------------     ------------     ------------     ------------

[Loss] Income Before Income Taxes                      (269,451)          605,244      (1,048,921)          916,922

Federal and State Income Tax                              97,300          278,422           74,125          403,590
                                                    ------------     ------------     ------------     ------------

Net [Loss] Income                                      (366,751)          326,822      (1,123,046)          513,332

Accretion of Preferred Stock Dividends                  (95,000)               --        (190,000)               --
                                                    ------------     ------------     ------------     ------------

Net [Loss] Income applicable to common
shareholders                                        $  (461,751)     $    326,822     $(1,313,046)     $    513,332
                                                    ============     ============     ============     ============

Net [Loss] Income Per Common Share:
Basic                                               $      (.04)     $        .05     $      (.13)     $        .08
                                                    ============     ============     ============     ============
Diluted                                             $      (.04)     $        .04     $      (.13)     $        .07
                                                    ============     ============     ============     ============

Average Common Shares Outstanding                     10,521,942        6,228,720       10,413,649        6,228,720

Dilutive Potential Common Shares:
Warrants and Options                                          --        1,212,765               --        1,077,415
                                                    ------------     ------------     ------------     ------------

Average Common Shares
Outstanding-assuming dilution                         10,521,942        7,441,485       10,413,649        7,306,135
                                                    ============     ============     ============     ============



See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
ENDED DECEMBER 31, 2003
[UNAUDITED]
--------------------------------------------------------------------------------



                                                     Convertible   Additional                                             Total
                       Common Stock       Preferred   Preferred     Paid-In        Retained       Treasury Stock       Stockholders'
                   Shares      Par Value    Stock       Stock       Capital        Earnings     Shares       Cost         Equity
                   ------      ---------    -----       -----       -------        --------     ------       ----         ------

Balance -
July 1, 2003     10,241,439    $  20,483         --     $ 19     $ 15,882,080    $ 2,381,684    25,800    $ (28,831)    $ 18,255,435

Exercise of
Stock Options
for cash            112,400          225         --       --           96,485             --        --            --          96,710

Reduction of
paid in
capital due to
common control
accounting
related to in
acquisition of
47% of Paxis,
Inc.                                                              (2,956,068)                                            (2,956,068)

Preferred
Stock-Accretion
of Dividends                                                          190,000      (190,000)                                      --

Acquisition  of
3% of Paxis Inc.     66,666          133                              542,595                                                542,728

Acquistion of
new product
lines               203,085          406                            1,725,004                                              1,725,410

Net Loss for
the six months
ended December
31, 2003                 --           --         --       --               --    (1,123,046)        --            --     (1,123,046)
                 ----------    ---------    -------     ----     ------------    -----------    ------    ----------    ------------

Balance-
December 31,
2003             10,623,590    $  21,247         --     $ 19     $ 15,480,096    $ 1,068,638    25,800    $ (28,831)    $ 16,541,169
                 ==========    =========    =======     ====     ============    ===========    ======    ==========    ============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                        Six months ended
                                                           December 31,
                                                           ------------

                                                     2003               2002
                                                     ----               ----

Operating Activities:
  Net [Loss] Income                             $  (1,123,046)     $     513,332
                                                --------------     -------------

  Adjustments to Reconcile Net Income (Loss) to Net Cash
    [Used for] Provided by Operating Activities:
    Depreciation and Amortization                      226,080           228,236
    Deferred Income Taxes                              (3,000)             7,000
    Allowance for Inventory                              5,000                --
    Bad Debt Expense                                     5,000                --

  Changes in Assets and Liabilities (Net of Acquisition Costs):
    [Increase] Decrease in:
    Refundable Federal Income Taxes                   (14,640)                --
    Accounts Receivable                              (275,291)           400,310
    Inventories                                        349,861       (1,126,153)
    Deposit for Inventory                          (1,608,230)                --
    Due From Paxis Pharmaceuticals, Inc. -
    Related Party                                    (908,000)            87,088
    Prepaid Expenses and Other Current Assets        (463,111)         (120,006)
    Security Deposits and Other Assets                 105,016            10,811
    [Decrease] Increase in:
    Accounts Payable                                    63,885           775,123
    Federal and State Income Taxes Payable               6,606          (75,020)
    Accrued Expenses and Other Liabilities              50,400          (18,401)
                                                --------------     -------------

Total Adjustments                                  (2,460,424)           168,988
                                                --------------     -------------

Net Cash - Operating Activities                    (3,583,470)           682,320
                                                --------------     -------------

Investing Activities:
  Purchase of Intangible Assets                      (275,000)                --
  Investment in Joint Venture                        (123,879)                --
  License Fee                                         (90,000)         (355,000)
  Loans to Stockholders                                    --              3,564
  Acquisition of Paxis Pharmaceuticals, Inc.,
  less cash received                                 (483,256)                --
  Purchase of Property and Equipment               (2,049,996)         (240,104)
                                                --------------     -------------

Net Cash-Investing Activities                      (3,022,131)         (591,540)
                                                --------------     -------------

Financing Activities:
  Proceeds from Exercise of Stock Options               96,710                --
  Proceeds from Notes Payable                           36,525         2,255,954
  Repayment of Notes Payable                          (70,149)       (2,293,864)
                                                --------------     -------------

Net Cash-Financing Activities                           63,086          (37,910)
                                                --------------     -------------

Net [Decrease]/Increase in Cash
and Cash Equivalents                               (6,542,515)            52,870

Cash and Cash Equivalents -
Beginning of Periods                                10,406,390         2,063,323
                                                --------------     -------------

Cash and Cash Equivalents - End of Periods      $    3,863,875     $   2,116,193
                                                ==============     =============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                        Six months ended
                                                           December 31,
                                                           ------------

                                                     2003               2002
                                                     ----               ----


 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
    Interest                                    $       30,839     $       3,629
    Income Taxes                                $       85,376     $     459,771



See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Business

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004.

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

On October 8, 2003 the Company acquired the remaining three (3%) percent of Paxis in exchange for 66,666 shares of its common stock valued at $542,728. The stock was valued on the basis of the average closing price as reported on the American Stock Exchange for the five (5) trading days immediately preceding the closing date and five (5) trading days after.

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

On October 22, 2003, the Company completed the acquisition of various assets related to the Naturally Aloe(TM), Naturally Noni(TM) and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records. Pursuant to the terms of a purchase agreement dated October 22, 2003 by and between the Company and Aloe, the purchase price for the Transferred Assets was $2,597,879.83, with $872,469.83 paid at closing and $1,725,410.00 paid in 203,085 shares of the Company's common stock valued on the basis of the average closing price as reported on the American Stock Exchange for the five (5) trading days immediately preceding the closing date and five (5) trading days after. Such shares shall be held in escrow for a period of one (1) year from the closing date and released pursuant to the terms of and Escrow Agreement between and among the Company, Aloe and Vial, Hamilton, Koch & Knox, L.L.P.

The sales by type for the six months ended December 31,
                                     2003               2002
                                     ----               ----
Manufacturing Sales          $     9,813,217    $      8,568,827
Distribution Sales           $     1,860,697    $      1,975,416
Other                        $       240,577    $        249,666

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $206,080 and $188,236 for the six months ended December 31, 2003 and 2002, respectively and amortization of patents and unpatented technology was $20,000 and $40,000 for the six months ended December 31, 2003 and 2002, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

Estimates -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - The Company recognizes revenue upon shipment of the product. The Company's Paxis subsidiary had not completed its renovation of the manufacturing facilities as of December 31, 2003 and has not recognized any income to date. The Company believes that recognizing revenue at shipment is appropriate because the Company's sales policies meet the four criteria of SAB 101 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller's price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms, which are F.O.B shipping point with the title and risk of loss

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies (Continued)

passing to the customer at point of shipment. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $120,000 and $140,166 for the six months ended December 31, 2003 and 2002 respectively. Such is included in "Other income."

License of Technology - The Company has a limited, non-exclusive license to use the Technology acquired from Hauser for a term of ten years. The Company is obligated to pay a License Fee of $90,000 payable within ten days from the date Hauser provides the Company with written notice that it has demonstrated that the Technology can be used to manufacture lab scale Paclitaxel from taxus canadensis, or Canadian yew trees. In addition the Company is obligated to pay a fee of $50,000 upon the commercial sale by the Company of products comprising Paclitaxel extracted, isolated or purified using the Technology. The Company is also obligated to pay an annual license maintenance fee of $250,000 (the annual maintenance fee) one year after the first commercial sale. The Company is further obligated to pay a royalty fee based on a percentage of sales, less the annual maintenance fee. In December 2003, the Company made the required license fee payment of $90,000.

At the conclusion of the License Term the Technology License shall be considered fully paid and the Company shall have the rights granted under the Technology License without further payment of an annual royalty.

As of December 31, 2003, $577,455 has been paid to Hauser under this agreement which has been recorded as intellectual property. The Company has not amortized this amount since operations have not commenced, but will begin amortizing over the remaining period of the 10 year agreement when operations have commenced.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $127,210 and $4,637 for the six months ended December 31, 2003 and 2002 respectively.

[3] Inventories
Inventories consist of the following at December 31, 2003:

Raw Materials                $   2,111,607
Work-in-Process                    671,444
Finished Goods                   1,162,113
                             -------------
Total                        $   3,945,164
-----                        =============

[4] Deposits on Inventory

The Company has advanced $1,348,507 to Natex Georgia LLC, and $1,716,230 to Chatham Biotech Ltd. for the purchase of biomass to be used by the Company for the production of Paclitaxel.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[5] Property and Equipment

Land and Building                                  $  1,250,000
Leasehold Improvements                                2,075,331
Machinery and Equipment                               5,741,444
Machinery and Equipment Under Capital Leases            195,653
Transportation Equipment                                 37,714
                                                   ------------

Total                                                 9,300,142
Less: Accumulated Depreciation and Amortization       3,357,462
                                                   ------------

    Total                                          $  5,942,680
    -----                                          ============




[6] Patented and Unpatented Technological Expertise

                                      Gross Carrying  Accumulated
                                         Amount       Amortization    Net
                                         ------       ------------    ---

Unamortized intangible assets
License Fee                             $   90,000     $    -0-       $   90,000
Amortized intangible assets
Unpatented Technology                   $  547,000     $ 80,000       $  467,000
                                        ----------     --------       ----------

Total                                   $  637,000     $ 80,000       $  557,000
                                        ==========     ========       ==========

Aggregate Amortization Expense:
For the six months ended December 31, 2003                            $   20,000
                                                                      ----------

For the three months ended December 31, 2003                          $   10,000
                                                                      ----------

[7] Intangible Assets

All other intangible assets-net are being amortized over their estimated useful lives. At December 31, 2003 intangible assets are made up of the following:

Goodwill -Paxis acquisition               $   542,728
Intangible assets - Aloe acquisition          900,000
Goodwill - Aloe acquisition                 1,100,410
                                          -----------
                                          $ 2,543,138
                                          ===========

[8] Notes Payable

Notes Payable are summarized as follows at December 31, 2003:

Commerce Bank  (a)                  $        --
Bank of America (b)                   4,500,000
                                    -----------

Total                                 4,500,000
Less: Current Portion                 4,500,000
                                    -----------
Non-current Portion                 $       -0-
-------------------                 -----------

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[8] Notes Payable (Continued)

(a) Under the terms of a revolving credit note which expires on June 10, 2005, the Company may borrow up to $1,000,000 at the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated BioPharma, Inc. and its operating subsidiaries, and by the personal guarantee of
E. Gerald Kay, the chairman of the board of the Company. At December 31, 2003 there were no borrowings under the revolving credit note.

On November 14, 2003 the Company signed a letter of credit agreement in the amount of three hundred thousand dollars ($300,000) in favor of the Royal Bank of Canada. The principal amount of the letter of credit agreement has been carved out of the revolving credit note of $1,000,000.

The loan agreement with Commerce Bank contains certain financial covenants relating to the maintenance of tangible net worth as defined and Debt Service Coverage Ratios. At December 31, 2003 the Company was in compliance with its tangible net worth covenant but not its debt service coverage ratio.

(b) Revolving line of credit loan provided by Bank of America dated August 6, 2003 in the amount of $4,500,000 with interest at a variable rate. The loan is due on September 4, 2004. The loan is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. At December 31, 2003 the interest rate was 2.39%.

[9] Loan Payable-Trade Investment Services

Demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis Pharmaceuticals, Inc, dated July 1, 2002 with interest at 9%. Interest for the six months ended December 31, 2003 has been waived.

[10] Research and Development Expense

The Company incurred $37,583 in research and development expenses due to the acquisition of NuCycle Therapy, Inc. in February of 2003. Such costs are expensed as incurred and included in selling and administrative expenses.

[11] Capital Lease

The Company acquired laboratory equipment under the provisions of two (2) short-term leases. The leases expire in January 2004 and December 2004, respectively. The equipment under the capital leases as of December 31, 2003 has a cost of $195,653 and accumulated depreciation of $-0- with a net book value of $195,653.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at December 31, 2003 are as follows:

Total Minimum Lease Payments                    $    93,000
Amount Representing Interest                        (2,193)
                                                -----------

Present Value of Net Minimum Lease Payment           90,807
                                                -----------
Current Portion                                    (90,807)

  Long-Term Capital Lease Obligation            $       -0-
  ----------------------------------            ===========


[12] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003 the Company's uninsured cash balances totaled

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[12] Significant Risks and Uncertainties (Continued)

approximately $3,426,000. The Company does not require collateral in relation to cash credit risk.

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

The amount of the allowance for uncollectible accounts at December 31, 2003 is $42,158.

[13] Major Customer

For the six months ended December 31, 2003 and 2002 approximately 67% and 66% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. Two other customers accounted for 11% of consolidated sales for the six months ended December 31, 2003 and 12% of consolidated sales for the six months ended December 31, 2002. Accounts receivable from these customers comprised approximately 67% and 74% of total accounts receivable at December 31, 2003 and 2002, respectively.

[14] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the six months ended December 31, 2003 and 2002 on this lease was approximately $235,000 and $228,000 respectively.

Other Lease Commitments - The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the six months ended December 31, 2003 was $150,471. There were no corresponding expenses for in 2002 because the manufacturing and office facility was not a part of the consolidated group.

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

[14] Commitments and Contingencies (Continued)

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                    Related
                                    Lease         Party Lease
December 31,                     Commitment       Commitment         Total
------------                     ----------       ----------         -----

2004                            $   327,717      $   323,559      $   651,276
2005                                309,054          323,559          632,613
2006                                 89,356          323,559          412,915
2007                                    705          323,559          324,264
2008                                     --          323,559          323,559
Thereafter                               --        2,049,208        2,049,208
                                -----------      -----------      -----------
Total                           $   726,832      $ 3,667,003      $ 4,393,835
                                ===========      ===========      ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $446,000 and $275,000 for the six months ended December 31, 2003 and 2002, respectively. Rent expense is stated net of sublease income of approximately $5,700 and $2,600 for the six months ended December 31, 2003 and 2002, respectively.

[B] Development and Supply Agreement - On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2002. On December 31, 2002 the agreement was modified extending the term of the agreement to December 31, 2005 and providing that Herbalife is required to purchase a minimum quantity of Supplied Products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount then it will be entitled to certain rebates of an amount not exceeding $300,000. Accrual of these rebates are done quarterly.On August 1, 2003 the development supply agreement was extended through December 31, 2006.

[C] Employment Agreement - Effective February 24, 2003 the Company entered into an employment agreement with an executive, which expires on December 31, 2004 and provides for an aggregate annual salary of $100,000.

[D] Consultant Agreement-The Company has oral agreements with subcontractors to supply labor on an as needed basis.

[E] Collaboration Agreement-Effective December 23, 2003 the Company entered into a collaboration agreement with the Institute For Cancer Prevention, Inc. (the "Institute"). The Company and the Institute will jointly research, develop and test compounds for anti-carcinogenic activity. Under the agreement, the Company has the exclusive rights to commercialize the compounds resulting from the research and development collaboration. The Institute will receive a fee payment of one percent (1%) of net sales for any products developed pursuant to this agreement.

 [15] Related Party Transactions

The Company has two consulting agreements with the brothers of the Company's Chairman of the Board. One agreement is on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the six months ended December 31, 2003 and 2002 was $6,600 respectively.

The second agreement is with EVJ, LLC a limited liability company controlled by Robert Kay, an employee of the Company. The total consulting expense under this agreement was $75,000 for the six months ended December 31, 2003.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
--------------------------------------------------------------------------------

[16] New Accounting Pronouncements

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

[16] New Accounting Pronouncements (Continued)

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

[17] Equity Transactions

On October 6, 2003, the Company granted 41,666 incentive stock options for a term of ten years at an exercise price equal to the market price of $7.90 on the date of grant.

On December 4, 2003, the Company granted 103,500 incentive stock options and 682,500 non-statutory stock options for a period of ten years at an exercise price equal to the market price of $9.90 and 9,182 incentive stock options for a term of five years at $10.89 representing 110% of the market price and 90,818 non-statutory stock options for a period of ten years at $10.89 representing 110% of the market price.

Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the six months ended December 31, 2003 and 2002, respectively, consistent with the provision of SFAS No. 123, the Company `s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
[UNAUDITED]
--------------------------------------------------------------------------------

[17] Equity Transactions [Continued]


                                                        Six months ended
                                                           December 31,
                                                           ------------

                                                     2003               2002
                                                     ----               ----


Net (loss), income as reported                  $  (1,123,046)     $     513,332

Add: Stock based employee compensation
        expense included in net (loss), income
        net of related tax effects                          --                --

Deduct: Total stock based employee
       Compensation expense determined
       under fair value based method for all
       awards, net of related tax effects          (1,542,101)                --
                                                --------------     -------------

Pro forma net (loss) income                     $  (2,665,147)     $     513,332
                                                ==============     =============

Earnings per share:
  Basic-as reported                             $        (.11)     $         .08
                                                ==============     =============
  Basic-pro forma                               $        (.26)     $         .08
                                                ==============     =============

  Diluted-as reported                           $        (.11)     $         .08
                                                ==============     =============
  Diluted-pro forma                             $        (.26)     $         .08
                                                ==============     =============

Paxis Acquisition- On July 22, 2003 the Company completed its acquisition of ninety-seven (97%) percent of the shares of common stock of Paxis Pharmaceuticals, Inc. a Delaware corporation ("Paxis") based in Boulder, Colorado. Paxis was organized to manufacture and distribute cGMP API Paclitaxel, a leading cancer therapy drug. The Company acquired 47% of the shares of Paxis in exchange for its 50% interest in Natex Georgia LLC, a company organized in the Republic of Georgia to harvest from Gerogian government lands organic biomass from which Paclitaxel is made. The Company acquired 50% of the shares of Paxis from Trade Investment Services, LLC, which funded Paxis' and Natex's development pursuant to the terms of a certain Purchase Agreement dated as of February 1, 2003 (the "Purchase Agreement"), in consideration for TIS receiving from the Company $500,000 and twenty-five (25%) of the after-tax profits of Paxis until TIS has received an additional $49,500,000.

In addition, TIS assigned to the Company a loan receivable from Paxis, and the Company assumed Paxis' loan payable in the principal amount of $4,500,000 to the Bank of America, pursuant to an Assignment and Assumption Agreement dated as of July 1, 2003 by and among the Company, TIS and Paxis. The Company also assumed an obligation of $172,260 advanced by TIS to Paxis.

The accounting for the Paxis acquisition followed controlled related party carryover basis accounting. The excess of the debt of $4,500,000 assumed plus the $500,000 cash paid plus the $172,260 obligation assumed totaling ($5,172,260) over the net assets acquired of $2,216,171 was recorded as a reduction of additional paid-in capital of $2,956,068. At this time, the Company is unable to estimate the amount or timing of any potential contingent payments.

On October 8, 2003, the Company acquired the remaining three (3%) percent of Paxis Pharmaceuticals, Inc. ("Paxis") in exchange for 66,666 shares of its common stock valued at $542,728. The stock was valued on the basis of the average closing price as reported on the American Stock Exchange for the five
(5) trading days immediately preceding the closing date and five (5) trading days after.

E. Gerald Kay, the Chief Executive Officer of INB and beneficial owner of approximately fifty percent (50%) of the stock of INB (or, approximately sixty-two percent (62%) if family trusts of which he is a trustee are attributed to him), is the owner of one-third (1/3) of the equity of TIS. Robert Kay,

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
--------------------------------------------------------------------------------

[17] Equity Transactions [Continued]

the brother of E. Gerald Kay, is also the owner of one-third (1/3) of the equity of TIS. Carl DeSantis, the father of Dean DeSantis who is a director of INB, is the owner of one-third (1/3) of the equity of TIS.

Acquisition of new product lines- On October 22 2003, the Company completed the acquistion of various assets related to the Naturally Aloe(TM), Naturally Noni(TM), and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records. Pursuant to the terms of a purchase agreement dated October 22, 2003 by and between the Company and Aloe, the purchase price for the Transferred Assets was $2,597,879.83, with $872,469.83 paid at closing and $1,725,410.00 paid in
203,085 shares of the Company's common stock valued on the basis of the average closing price as reported on the American Stock Exchange for the five (5) trading days immediately preceding the closing date and five (5) days after the closing date. Such shares shall be held in escrow for a period of one (1) year from the closing date and released pursuant to the terms of and Escrow Agreement between and among the Company, Aloe and Vial, Hamilton, Koch & Knox, L.L.P. The allocation of the purchase price was as follows:

Inventory, Trade Receivables and Prepaid Items                 $   597,469.83
Trademark                                                           50,000.00
Brand Names                                                        500,000.00
Artwork                                                            100,000.00
Formulas                                                           200,000.00
Customer List                                                       50,000.00
Goodwill                                                         1,100,410.00
                                                               --------------
Total                                                          $ 2,597,879.83
                                                               ===============

[18] Subsequent Events

On January 13, 2004, the Company acquired intellectual property developed by the Center for Molecular Biotechnology (CBM) of Fraunhofer USA, Inc. The agreement covers exclusive rights to proprietary technology and intellectual property in the area of expression, engineering, testing, production and validation of human therapeutic proteins in plants.

The agreement between INB and CMB grants INB exclusive rights and eventual ownership of all of the intellectual property and proprietary know-how in the field of vaccine, therapeutic protein and antibody production for human use. The Agreement will result in cash and royalties paid to CMB by INB in exchange for broad rights to the technology.

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

Income Taxes

Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes" for differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that these assets will not be realized.

Results of Operations

Six months ended December 31, 2003
Compared to six months ended December 31, 2002

The Company's net loss for the six months ended December 31, 2003 was $(1,123,046) as compared to net income of $513,332 for the six months ended December 31, 2002. This decrease in net income of approximately $1,636,000 is primarily the result of approximately $2,033,000 decrease in operating income resulting from a corresponding increase in gross profit of approximately $567,000, an increase in selling and administrative expenses of approximately $2,600,000 and a decrease in Federal and state income taxes of approximately $329,000.

Sales for the six months ended December 31, 2003 and 2002 were $11,829,832 and $10,793,909, respectively, an increase of approximately $1,036,000 or 10%. Gross profit for the six months ended December 31, 2003 was $566,640 higher than the gross profit for the six months ended December 31, 2002. Both the increase in sales and gross profit can be primarily attributed to the acquisition of various product lines from Aloe Commodities International, Inc. ("Aloe"). For the six months ended December 31, 2003 the Company had sales to one customer who accounted for 67% of net sales in 2003 and 66% in 2002. The loss of this customer would have an adverse affect on the Company's operations.

Contract manufacturing sales for the quarter ended December 31, 2003 and 2002 were $9,144,415 and $8,943,783 respectively, an increase of $200,623 or 2%. The increase in sales is due to a change in the product mix. The Company is selling higher priced separately packaged products in 2003 in contrast to bulk sales.

Retail and mail order sales for the six months ended December 31, 2003 totaled $33,561 as compared to $53,825 for the six months ended December 31, 2002, a decrease of 38%. The Company has been experiencing a decline in mail order sales due to increased competition.

The Company has an agreement with DSM Nutritional Products, Inc. (a successor to Roche Vitamins, Inc.). Sales under this agreement were $1,166,441 for the six months ended December 31, 2003 as compared to $1,008,148 for the six months ended December 31, 2002, an increase of $158,293 or 16%.

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the six months ended December 31, 2003 totaled $694,256 as compared to $967,268 for the six months ended December 31, 2002, a decrease of $273,012 or 28%.

On February 21, 2003 the Company acquired NuCycle Therapy, Inc. ("NuCycle"). NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. Sales for the six months ended December 31, 2003 were $13,736 and grant proceeds received for the six months ended December 31, 2003 totaled $108,621.

On October 22, 2003 the Company completed the acquisition of various assets related to Naturally Aloe(TM), Naturally Noni(TM), and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). Sales for the two months were $1,169,400 with a corresponding gross profit of $826,875.

Cost of sales increased to $8,766,979 for the six months ended December 31, 2003 as compared to $8,297,696 for the six months ended December 31, 2002. Cost of sales decreased as a percentage of sales to 74% for the six months ended December 31, 2003 from 77% for the six months ended December 31, 2002. The decrease in cost of sales is due to the Company's change in product mix. The Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) product lines percentage cost of sales for the period from acquistion (October 22, 2003) through December 31, 2003 was approximately 30%

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                           Six Months Ended December 31,
                                           -----------------------------

                                        2003            2002            Change
                                        ----            ----            ------

Advertising Expense                 $   127,210     $     4,637      $   122,573
Bad Debt Expense                          4,842           6,893          (2,051)
Royalty & Commission Expense             39,621          39,798            (177)
Officers Salaries                       247,564         244,454            3,110
Auto, Travel & Entertainment            420,383         271,461          148,922
Office Salaries                         448,344         396,534           51,810
Freight Out                              98,088          54,164           43,924
Depreciation & Amortization             103,011         125,919         (22,908)
Consulting Fees                         172,387         125,928           46,459
Regulatory Fees                          14,250             -0-           14,250
Professional Fees                       392,455         105,805          286,650
Research & Development Expense           37,583             -0-           37,583
Other selling and administrative
expenses                                578,975         381,543          197,432
Paxis Pharmaceuticals, Inc.           1,671,354             -0-        1,671,354
                                    -----------     -----------      -----------
Total                               $ 4,356,067     $ 1,757,136      $ 2,598,931
                                    ===========     ===========      ===========

The increase in advertising expense is primarily attributed to the acquisition of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. The decrease in bad debt expense is due to greater emphasis on the Company's credit policies. Auto, travel and entertainment expenses have increased because of substantially increased travel in connection with its acquisition of Paxis and its facility located in Boulder, Colorado, and the formation of its Canadian-based joint venture. Office salaries have increased due to the addition of two new sales and marketing employees. The increase in freight charges is due to the increased sales of Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. The increase in consulting fees is due to consulting fees of $33,000 in the NuCycle Therapy, Inc. subsidiary which was aquired in February of 2003, and to the increase in the fees paid for a review of the Company's cGMP-(company good manufacturing practices). Regulatory fees have increased due to the Company's listing on the American Stock Exchange in April of 2003. Professional fees have increased largely due to increased legal fees related to

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

recent acquisitions and to increased auditing and accounting fees related to SEC filings. Research and development expenses have increased due to the acquisition of NuCycle Therapy, Inc. in February 2003. The Paxis selling and administrative expenses represent the expenditures made by Paxis for the five months ended December 31, 2003. There were no corresponding expenses in 2002 because the Paxis acquisition was completed on July 22, 2003.

Other income [expense] was $244,293 for the six months ended December 31, 2003 as compared to $177,845 for the six months ended December 31, 2002, an increase of $66,448. The increase can be attributed to an increase in interest expense of $36,539 due to the assumption of the Bank of America debt of $4,500,000 in the Paxis transaction offset against the increase in interest and investment income of $38,494 due to the increase in cash from the proceeds from the issuance of non-redeemable Convertible Preferred Stock and Warrants on June 25, 2003 and an increase in other income of $64,493, primarily attributable to the $84,659 sale of a state operating loss by NuCycle Therapy Inc. ("NuCycle").

Three months ended December 31, 2003
Compared to three months ended December 31, 2002

The Company's net loss for the three months ended December 31, 2003 was $(366,751) as compared to net income of $326,822 for the three months ended December 31, 2002. This decrease in net income of approximately $694,000 is primarily the result of a $937,598 decrease in operating income resulting from a corresponding increase in gross profit of approximately $505,000, an increase in selling and administrative expenses of approximately $1,443,000 and a decrease in Federal and state income taxes of approximately $181,000.

Sales for the three months ended December 31, 2003 and 2002 were $6,849,826 and $5,945,719, respectively, an increase of approximately $900,000 or 15%. Gross profit for the three months ended December 31, 2003 was $504,990 higher than the gross profit for the three months ended December 31, 2002. Both the increase in sales and gross profit can be primarily attributed to the acquisition of various product lines from Aloe. For the three months ended December 31, 2003 the Company had sales to one customer, who accounted for 67% of net sales in 2003 and 74% in 2002. The loss of this customer would have an adverse affect on the Company's operations.

Contract manufacturing sales for the quarter ended December 31, 2003 and 2002 were $5,091,093 and $5,179,586, respectively, a decrease of $88,493 or 2%.

Retail and mail order sales for the three months ended December 31, 2003 totaled $13,681 as compared to $24,785 for the three months ended December 31, 2002, a decrease of 45%. The Company has been experiencing a decline in mail order sales due to increased competition.

The Company has an agreement with DSM Nutritional Products, Inc. (a successor to Roche Vitamins, Inc.). Sales under this agreement were $557,430 for the three months ended December 31, 2003 as compared to $497,416 for the three months ended December 31, 2002, an increase of $60,014 or 12%.

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the three months ended December 31, 2003 totaled $239,756 as compared to $468,186 for the three months ended December 31, 2002, a decrease of $228,430 or 49%.

On February 21, 2003 the Company acquired NuCycle Therapy, Inc. ("NuCycle"). NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. Sales for the three months ended December 31, 2003 were $9,011 and grant proceeds received for the six months ended December 31, 2003 totaled $108,621.

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations (Continued)

On October 22, 2003 the Company completed the acquisition of various assets related to Naturally Aloe(TM), Naturally Noni(TM), and Avera Sport(TM) product lines from Aloe. Sales for the three months ended were $1,169,400 with a corresponding gross profit of $826,875.

Cost of sales increased to $4,804,299 for the three months ended December 31, 2003 as compared to $4,405,182 for the three months ended December 31, 2002. Cost of sales decreased as a percentage of sales to 70% for the three months ended December 31, 2003 from 74% for the three months ended December 31, 2002. The decrease in cost of sales is due to the Company's change in product mix. The Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) product lines percentage cost of sales for the period from acquistion (October 22, 2003) through December 31, 2003 was approximately 30%.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                     Three Months Ended December 31,
                                     -------------------------------

                                          2003            2002          Change
                                          ----            ----          ------

Advertising Expense                  $   110,160     $        44     $   110,116
Bad Debt Expense                           7,874           6,893             981
Royalty & Commission Expense              35,063          18,929          16,134
Officers Salaries                        123,782         162,238        (38,456)
Auto, Travel & Entertainment             172,618         190,059        (17,441)
Office Salaries                          264,079         204,710          59,369
Freight Out                               73,442          17,798          55,644
Depreciation & Amortization               53,259          82,912        (29,653)
Consulting Fees                           93,522         102,017          8,495)
Regulatory Fees                            3,750             -0-           3,750
Professional Fees                        138,514          39,350          99,164
Other selling and administrative
expenses                                 345,583         205,155         140,428
Paxis Pharmaceuticals, Inc.            1,051,047             -0-       1,051,047
                                     -----------     -----------     -----------
Total                                $ 2,472,693     $ 1,030,105     $ 1,442,588
                                     ===========     ===========     ===========

The increase in advertising expense is primarily attributed to the acquisition of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. The decrease in bad debt expense is due to greater emphasis on the Company's credit policies. The increase in royalty and commission expense can be attributed to the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Office salaries have increased due to the addition of two new sales and marketing employees. The increase in freight charges is due to the increased sales of Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Regulatory fees have increased due to the Company's listing on the American Stock Exchange in April of 2003. Professional fees have increased largely due to increased legal fees related to recent acquisitions and to increased auditing and accounting fees related to SEC filings. The Paxis selling and administrative expenses represent the expenditures made by Paxis for the three months ended December 31, 2003. There were no corresponding expenses in 2002 because the Paxis acquisition was completed on July 22, 2003.

Other income [expense] was $157,715 for the three months ended December 31, 2003 as compared to $94,812 for the three months ended December 31, 2002, a decrease of $62,903 This can be attributed to an increase in interest expense of $14,909 due to the assumption of the Bank of America debt of $4,500,000 in the Paxis transaction offset against the increase in interest and investment income of $3,192 due to the increase in cash from the proceeds from the issuance of non-redeemable Convertible Preferred Stock and Warrants on June 25, 2003 and an increase in other income of $74,620.

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Inventories

The inventory at December 31, 2003 decreased by $354,861 from the inventory at June 30, 2003. The Company produces products on a purchase order basis. The decrease in inventory is attributable to a decrease in finished goods inventory of approximately $450,000, an increase in raw material inventory of approximately $346,000 and a decrease in work-in-process inventory of approximately $260,000. The decreases in finished goods are due to lower inventory levels in the Company's two subsidiaries that offer distribution sales.

Prepaid Expenses

Prepaid expenses and other current assets increased by $463,111 from June 30, 2003. The increase is primarily attributable to an increase in prepaid insurance of $150,000, an increase in prepaid commissions of $80,000 and an increase in prepaid supplies in Paxis of $128,000.

Liquidity and Capital Resources

At December 31, 2003 the Company's working capital was $6,371,892, a decrease of $8,432,654 over working capital at June 30, 2003. Cash and cash equivalents were $3,863,875 at December 31, 2003, a decrease of $6,542,515 from June 30, 2003.
The Company utilized $3,673,470 and generated $327,320 from operations for the six months ended December 31, 2003 and 2002, respectively.

The primary reasons for the decrease in cash used in operations for the six months ended December 31, 2003 are net loss of approximately $1,100,000, an increase in accounts receivable of approximately $275,000, a decrease in inventories of approximately $350,000, an increase in deposits for inventory of approximately $1,600,000, an advance to Paxis Pharmaceuticals, Inc., a related party of $908,000 and a decrease in accounts payable of approximately $65,000.

The Company utilized $2,932,131 and $236,540 in investing activities for the six months ended December 31, 2003 and 2002, respectively. The Company generated $63,086 and utilized $37,910 from debt financing activities for the six months ended December 31, 2003 and 2002, respectively.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at the prime interest rate and expires on June 10, 2005. At December 31, 2003 there was no balance due under the revolving line of credit. At December 31, 2003 the Company was in compliance with its tangible net worth covenant but not its debt service coverage ratio covenant.

The Company's total annual commitment at December 31, 2003 for the next five years of $4,302,832 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the six months ended 2003 and 2002 were $2,049,996 and $240,104 respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment.

The Company has budgeted approximately $400,000 for capital expenditures for the remaining six months of fiscal 2004. Such amount includes capital expenditures or approximately $200,000 for the Paxis facility. Such amount will be funded from working capital.

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

             Current Report on Form 8-K/A filed on October 3, 2003 pursuant to
             Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).

             Current Report of Form 8-K filed on November 6, 2003 pursuant to
             Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events), and Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).

             Current Report on Form 8-K filed on November 17, 2003 pursuant to
             Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              INTEGRATED BIOPHARMA, INC.

Date:   February 13, 2004                     By: /s/ E. Gerald Kay
                                              ---------------------
                                              E. Gerald Kay
                                              Chief Executive Officer


Date:   February 13, 2004                     By: /s/ Eric Friedman
                                              ---------------------
                                              Eric Friedman,
                                              Chief Financial Officer

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


Date: February 13, 2004                         By:/s/ E. Gerald Kay
                                                --------------------
                                                Name: E. Gerald Kay
                                                Title: Chief Executive Officer

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have:

             a) designed such disclosure controls and procedures, or caused such supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date: February 13, 2004          By:/s/ Eric Friedman
                                 --------------------
                                 Name: Eric Friedman
                                 Title: Vice President & Chief Financial Officer

                                                                    Exhibit 32.1



                        CERTIFICATION OF PERIODIC REPORT
           As adopted to Section 906 of the Sarbanes-Oxley Act of 2002

I, E. Gerald Kay, the Chief Executive Officer of Integrated BioPharma, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   February 13, 2004


                                  By:/s/ E. Gerald Kay
                                  --------------------
                                  E. Gerald Kay
                                  Chief Executive Officer

                                                                    Exhibit 32.2


                        CERTIFICATION OF PERIODIC REPORT
           As adopted to Section 906 of the Sarbanes-Oxley Act of 2002

I, Eric Friedman, the Vice President and Chief Financial Officer of Integrated BioPharma, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   February 13, 2004


                                  By:/s/ Eric Friedman
                                  --------------------
                                  Eric Friedman
                                  Vice President and Chief Financial Officer