Form 10QSB
period 2004-03-31
INTEGRATED BIOPHARMA INC
filed 2004-05-14
CIK 1016504

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549
                                     ------



                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For the quarterly period ended March 31, 2004  Commission File Number 000-28876


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

                              Yes | X |     No | |


The number of shares outstanding of the issuer's common stock, as of May 3, 2004 was 10,620,890.

INTEGRATED BIOPHARMA, INC.
INDEX
--------------------------------------------------------------------------------

Part I: Financial Information

Item 1: Consolidated Financial Statements

Independent Accountant's Review Report                                 1

Consolidated Balance Sheet as of March 31, 2004 [Unaudited]            2 ...  3

Consolidated Statements of Operations for the three and nine months
ended March 31, 2004 and 2003 [Unaudited]                              4

Consolidated Statement of Stockholders' Equity for the nine months
ended March 31, 2004 [Unaudited]                                       5

Consolidated Statements of Cash Flows for nine months ended
March 31, 2004 and 2003 [Unaudited]                                    6  ...  7

Notes to Consolidated Financial Statements [Unaudited]                 8  ... 19

Item 2: Management's Discussion and Analysis or Plan of Operation     19  ... 25

Item 3: Controls and Procedures                                       26

Part II: Other Information                                            27

Signatures                                                            28

                     Independent Accountants' Review Report



We have reviewed the accompanying condensed consolidated balance sheet of Integrated BioPharma, Inc. and Subsidiaries (formerly Integrated Health Technologies, Inc.) as of March 31, 2004, and the related condensed consolidated statements of operations for the three and nine months ended March 31, 2004 and 2003, and condensed consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003, and condensed consolidated statement of stockholders' equity for the nine months ended March 31, 2004. These condensed consolidated financial statements are the responsibility of the company's management.

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



                                      /s/ Amper, Politziner & Mattia P.C.


May 3, 2004
Edison, New Jersey

Part 1-FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004
[UNAUDITED]
--------------------------------------------------------------------------------


Assets:
Current Assets:
   Cash and Cash Equivalents                                        $  1,333,878
   Accounts Receivable - Net                                           2,732,561
   Deferred Income Taxes                                                  61,000
   Inventories                                                         6,455,967
   Deposit on Inventories                                              1,348,507
   Loan Receivable                                                       137,500
   Refundable Federal Income Taxes                                        19,420
   Prepaid Expenses and Other Current Assets                           1,026,037
                                                                    ------------

   Total Current Assets                                               13,114,870
                                                                    ------------

Property and Equipment - Net                                           6,784,338
                                                                    ------------
Other Assets:
   Deferred Tax Asset                                                     96,000
   Intellectual Property                                               1,077,455
   Patents and Unpatented Technological Expertise-Net                  1,447,000
   Prepaid Rent                                                          130,000
   Investment in Joint Venture                                            94,999
   Goodwill                                                            1,643,138
   Security Deposits and Other Assets                                    114,947
                                                                    ------------

   Total Other Assets                                                  4,603,539
                                                                    ------------

   Total Assets                                                     $ 24,502,747
                                                                    ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004
[UNAUDITED]
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:

   Accounts Payable                                                 $  3,616,699
   Note Payable-Bank                                                   4,500,000
   Accrued Expenses and Other Current Liabilities                        624,091
   Federal and State Income Taxes Payable                                 45,178
   Customer Advances                                                      59,518
   Capital Lease Obligation                                               43,914
   Loan Payable - Trade Investment Services, LLC, related party          172,260
                                                                    ------------

   Total Current Liabilities                                           9,061,660
                                                                    ------------

   Commitments and Contingencies                                              --
                                                                    ------------

Stockholders' Equity:
   Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued                                          --

   Series A non-redeemable Convertible Preferred Stock-
   Authorized 20,000 shares $.002 Par Value, 9,500 Shares Issued and
   Outstanding, Liquidation preference of $9,595,000                          19

   Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 10,646,690 Shares Issued, 10,620,890 Outstanding      21,293

   Additional Paid-in-Capital                                         15,616,500

   Deficit                                                             (167,894)
                                                                    ------------
                                                                      15,469,918
   Less, Treasury Stock at cost, 25,800 shares                          (28,831)
                                                                    ------------

   Total Stockholders' Equity                                         15,441,087
                                                                    ------------

   Total Liabilities and Stockholders' Equity                       $ 24,502,747
                                                                    ============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                             Three months ended March 31,            Nine months ended March 31,
                                                             ----------------------------            ---------------------------
                                                             2004                  2003              2004                  2003
                                                             ----                  ----              ----                  ----
Sales                                                    $  6,560,784          $  6,670,254      $  18,390,616         $  17,464,163

Cost of Sales                                               4,982,793             5,290,233         13,924,860            13,642,093
                                                         ------------          ------------      -------------         -------------

Gross Profit                                                1,577,991             1,380,021          4,465,756             3,822,070
                                                         ------------          ------------      -------------         -------------

Selling and Administrative Expenses
Paxis Pharmaceuticals, Inc. Start Up Costs                  1,557,100                    --          3,228,454                    --
Selling and Administrative Expenses                         1,192,466             1,088,029          3,702,091             2,791,001
                                                         ------------          ------------      -------------         -------------

Total Selling & Administrative Expenses                     2,749,566             1,088,029          6,930,545             2,791,001
                                                         ------------          ------------      -------------         -------------

Operating [Loss] Income                                   (1,171,575)               291,992        (2,464,789)             1,031,069
                                                         ------------          ------------      -------------         -------------

Other Income [Expense]:
Other Income                                                   63,461                91,982            268,120               232,148
Consulting Fee Income                                          12,000                12,000             36,000                36,000
Interest Expense                                             (36,432)                 (840)           (76,600)               (4,469)
Interest and Investment Income                                  3,919                 4,491             59,721                21,799
                                                         ------------          ------------      -------------         -------------

Total Other Income                                             42,948               107,633            287,241               285,478
                                                         ------------          ------------      -------------         -------------

[Loss] Income Before Income Taxes                         (1,128,627)               399,625        (2,177,548)             1,316,547

Federal and State Income Tax                                   12,905               181,871             87,030               585,461
                                                         ------------          ------------      -------------         -------------

Net [Loss] Income                                         (1,141,532)               217,754        (2,264,578)               731,086

Accretion of Preferred Stock Dividends                       (95,000)                    --          (285,000)                    --
                                                         ------------          ------------      -------------         -------------

Net [Loss] Income applicable to common
shareholders                                             $(1,236,532)          $    217,754      $ (2,549,578)         $     731,086
                                                         ============          ============      =============         =============

Net [Loss] Income Per Common Share:

Basic                                                    $      (.12)          $        .03      $       (.24)         $         .11
                                                         ============          ============      =============         =============

Diluted                                                  $      (.12)          $        .02      $       (.24)         $         .09
                                                         ============          ============      =============         =============

Average Common Shares Outstanding                          10,635,924             7,543,034         10,487,202             6,660,429
Dilutive Potential Common Shares:
Warrants and Options                                               --             2,533,775                 --             1,551,781
                                                         ------------          ------------      -------------         -------------
Average Common Shares
Outstanding-assuming dilution                              10,635,924            10,076,809         10,487,202             8,212,210
                                                         ============          ============      =============         =============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
ENDED MARCH 31, 2004
[UNAUDITED]
--------------------------------------------------------------------------------

                                                     Convertible  Additional                                              Total
                       Common Stock        Preferred  Preferred    Paid-In        Retained        Treasury Stock       Stockholders'
                   Shares      Par Value     Stock      Stock      Capital        Earnings      Shares       Cost         Equity
                   ======      =========     =====      =====      =======        ========      ======       ====         ======
Balance -
July 1, 2003     10,241,439     $20,483        --        $19     $15,882,080     $2,381,684     25,800     $(28,831)     $18,255,435

Exercise of
Stock Options
for cash            135,500         271        --         --         137,889             --         --            --         138,160

Reduction of
paid in
capital due to
common control
accounting
related to in
acquisition of
47% of Paxis,
Inc.                                                             (2,956,068)                                             (2,956,068)

Preferred
Stock-Accretion
of Dividends                                                         285,000      (285,000)                                       --

Acquisition  of
3%   of   Paxis
Inc.                 66,666         133                              542,595                                                 542,728

Acquistion   of
new     product
lines               203,085         406                            1,725,004                                               1,725,410

Net Loss for
the nine
months ended
March 31, 2004           --          --        --         --              --    (2,264,578)         --            --     (2,264,578)
                 ----------     -------        --        ---     -----------     ----------     ------     ---------     -----------

Balance-
March 31, 200
                 10,646,690     $21,293        --        $19     $15,616,500     $(167,894)     25,800     $(28,831)     $15,441,087
                 ==========     =======        ==        ===     ===========     ==========     ======     =========     ===========


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                             Nine months ended
                                                                                                 March 31,
                                                                                        2004                       2003
                                                                                        ----                       ----
Operating Activities:
  Net [Loss] Income                                                            $       (2,264,578)        $            731,086
                                                                               -------------------        --------------------

  Adjustments to Reconcile Net Income (Loss) to Net Cash
    [Used for] Provided by Operating Activities:
    Depreciation and Amortization                                                          480,982                     341,766
    Deferred Income Taxes                                                                 (20,000)                      30,000
    Allowance for Inventory                                                                  7,500                          --
    Gain on Sale of Fixed Assets                                                                --                    (24,346)
    Bad Debt Expense                                                                         7,500                       5,024

  Changes in Assets and Liabilities (Net of Acquisition Costs):
    [Increase] Decrease in:
    Refundable Federal Income Taxes                                                       (19,420)                    (81,231)
    Accounts Receivable                                                                  (876,155)                     792,475
    Inventories                                                                        (2,163,442)                 (1,573,555)
    Deposit for Inventory                                                                  108,000                          --
    Due From Paxis Pharmaceuticals, Inc. - Related Party                                 (908,000)                      92,646
    Prepaid Expenses and Other Current Assets                                            (400,910)                   (547,159)
    Security Deposits and Other Assets                                                     207,194                       1,141
    [Decrease] Increase in:
    Accounts Payable                                                                     1,198,560                     289,139
    Federal and State Income Taxes Payable                                                 (8,591)                      97,738
    Accrued Expenses and Other Liabilities                                                 108,032                    (79,486)
                                                                               -------------------        --------------------
Total Adjustments                                                                      (2,278,750)                   (655,848)
                                                                               -------------------        --------------------
Net Cash - Operating Activities - Forward                                              (4,543,328)                      75,238
                                                                               -------------------        --------------------

Investing Activities:
  Purchase of Intangible Assets                                                          (775,000)                          --
  Proceeds from Sale of Fixed Assets                                                            --                      40,000
  Investment in Joint Venture                                                             (94,999)                          --
  Patents                                                                                       --                   (355,000)
  License Fee                                                                             (90,000)                          --
  Loans to Stockholders                                                                         --                     (9,505)
  Acquisition of Paxis Pharmaceuticals, Inc., less cash received                         (483,256)                          --
  Purchase of Property and Equipment                                                   (3,136,556)                   (325,060)
                                                                               -------------------        --------------------
Net Cash-Investing Activities - Forward                                                (4,579,811)                   (649,565)
                                                                               -------------------        --------------------

Financing Activities:
  Proceeds from Exercise of Stock Options                                                  138,160                     101,250
  Proceeds from Notes Payable                                                               36,525                   2,255,954
  Repayment of Notes Payable                                                             (124,058)                 (2,269,989)
                                                                               -------------------        --------------------
Net Cash-Financing Activities - Forward                                                     50,627                      87,215
                                                                               -------------------        --------------------


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                                             Nine months ended
                                                                                                 March 31,
                                                                                        2004                       2003
                                                                                        ----                       ----
Net Cash - Operating Activities - Forwarded                                       $    (4,543,328)           $          75,238

Net Cash - Investing Activities - Forwarded                                            (4,579,811)                   (649,565)

Net Cash - Financing Activities - Forwarded                                                 50,627                      87,215
                                                                                  ----------------           -----------------

Net Increase / [Decrease] in Cash and Cash Equivalents                                 (9,072,512)                   (487,112)

Cash and Cash Equivalents - Beginning of Periods                                        10,406,390                   2,124,325
                                                                                  ----------------           -----------------

Cash and Cash Equivalents - End of Periods                                        $      1,333,878           $       1,637,213
                                                                                  ================           =================


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
     Interest                                                                     $         67,187           $           4,469

     Income Taxes                                                                 $         98,625           $         523,301

Supplemental Schedule of Investing and Financial Activities:
Common stock issued for acquisition of NuCycle Therapy, Inc.                                                 $         175,196
Common stock issued for acquisition of Natex, LLC                                                            $       1,598,276
Common stock issued for acquisition of 3% Paxis Pharmaceutical, Inc.              $        542,728
Common stock issued for acquisition of new product line                           $      1,725,410



See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Business

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2004.

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

To date, Paxis has devoted the majority of its efforts to setting up the manufacturing operation. Paxis is subject to various risks associated with a start-up operation, including, among others, setting up and operating manufacturing facilities, complying with regulatory requirements for manufacturing pharmaceutical products, manufacturing cGMP API Paclitaxel, marketing and selling the cGMP Paclitaxel to customers, and operating profitably. The Company can give no assurance that it can be operated profitably. The manufacturing facility is now complete and the Company has built up a raw material inventory of approximately $1,800,000 to support manufacturing.

On October 22, 2003, the Company completed the acquisition of various assets related to the Naturally Aloe(TM), Naturally Noni(TM) and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records. Pursuant to the terms of a purchase agreement dated October 22, 2003 by and between the Company and Aloe, the purchase price for the Transferred Assets was $2,597,880, with $872,470 paid at closing and $1,725,410 paid in 203,085 shares of the Company's common stock valued on the basis of the average closing price as reported on the American Stock Exchange for the five (5) trading days immediately preceding the closing date and five (5) trading days after. Such shares shall be held in escrow for a period of one (1) year from the closing date and released pursuant to the terms of and Escrow Agreement between and among the Company, Aloe and Vial, Hamilton, Koch & Knox, L.L.P.

The sales by type for the nine months ended March 31,                        2004                     2003
                                                                             ----                     ----
Nutraceutical Contract Manufacturing and Distribution Sales             $    15,737,499         $    14,628,272
Raw Material Distribution Sales                                         $     2,443,615         $     2,521,761
Other                                                                   $       209,502         $       314,130


INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Business [Continued]

Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the nine months ended March 31, 2004 and 2003, respectively, consistent with the provision of SFAS No. 123, the Company `s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                  Nine months ended
                                                                       March 31,
                                                                 2004                  2003
                                                                 ----                  ----
Net (loss), income as reported                             $  (2,264,578)         $     731,086
Add: Stock based employee compensation
        expense included in net (loss), income
        net of related tax effects                                    --                     --
Deduct: Total stock based employee
       Compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                     (2,790,722)                    --
                                                           --------------         -------------

Pro forma net (loss) income                                $  (5,055,300)         $     731,086
                                                           ==============         =============

Earnings per share:
  Basic-as reported                                        $        (.24)         $         .11
                                                           ==============         =============
  Basic-pro forma                                          $        (.48)         $         .11
                                                           ==============         =============

  Diluted-as reported                                      $        (.24)         $         .09
                                                           ==============         =============
  Diluted-pro forma                                        $        (.48)         $         .09
                                                           ==============         =============


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

[2] Summary of Significant Accounting Policies [Continued]

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $450,982 and $291,766 for the nine months ended March 31, 2004 and 2003, respectively and amortization of patents and unpatented technology was $30,000 and $50,000 for the nine months ended March 31, 2004 and 2003, respectively. Amortization of equipment under capital leases is included with the depreciation expense.

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

Revenue Recognition - The Company recognizes revenue upon shipment of the product. The Company's Paxis subsidiary has completed its renovation of the manufacturing facilities as of March 31, 2004 but Paxis has not recognized any income to date. The Company believes that recognizing revenue at shipment is appropriate because the Company's sales policies meet the four criteria of SAB 101 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller's price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms, which are F.O.B shipping point with the title and risk of loss passing to the customer at point of shipment. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $180,000 and $186,721 for the nine months ended March 31, 2004 and 2003 respectively. Such is included in "Other income."

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

Intellectual Property-As of March 31, 2004, $577,455 has been paid to Hauser under the License agreement which has been recorded as intellectual property. The Company has not amortized this amount since operations have not commenced, but will begin amortizing over the remaining period of the 10 year agreement when operations have commenced.

On January 1, 2004 the Company acquired intellectual property developed by the Center for Molecular Biotechnology (CNB) of Fraunhofer USA, Inc. for a cash payment of $500,000.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $165,322, of which $77,000 has been charged to cost of goods sold, and $5,837 for the nine months ended March 31, 2004 and 2003 respectively.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[3] Inventories

Inventories consist of the following at March 31, 2004:

Raw Materials                               $   4,332,510
Work-in-Process                                   601,533
Finished Goods                                  1,521,924
                                            -------------
Total                                       $   6,455,967
                                            =============

[4] Deposits on Inventory

The Company has advanced $1,348,507 to Natex Georgia LLC, for the purchase of biomass to be used by the Company for the production of Paclitaxel.

[5] Property and Equipment

Land and Building                                       $       1,250,000
Leasehold Improvements                                          2,249,180
Machinery and Equipment                                         6,654,155
Machinery and Equipment Under Capital Leases                      195,653
Transportation Equipment                                           37,714
                                                        -----------------
Total                                                          10,386,702
Less: Accumulated Depreciation and Amortization                 3,602,364
                                                        -----------------

Total                                                   $       6,784,338
                                                        =================
[6] Intangibles

At March 31, 2004 intangible assets are made up of the following:

                                  Gross Carrying   Accumulated
                                      Amount       Amortization         Net
                                      ------       ------------         ---
Unamortized intangible assets
                                  $    90,000      $        -      $    90,000
License Fee
Aloe acquisition                  $   900,000      $        -      $   900,000
Amortized intangible assets
Unpatented Technology              $   547,000      $   90,000      $   457,000
                                  -----------      ----------      -----------
Intangible assets
                Total             $ 1,537,000      $   90,000      $ 1,447,000
                                  ===========      ==========      ===========

Aggregate Amortization Expense
For the nine months ended March 31, 2004           $   30,000
                                                   ----------

For the three months ended March 31, 2004          $   10,000
                                                   ----------

The annual amortization expense for Intangible Assets is as follows:

              Amortization
June 30,        Expense
--------     -------------

2004            40,000
2005            40,000
2006            40,000
2007            40,000
2008            40,000
             ---------

Total        $ 200,000
             =========

All other intangible assets-net are being amortized over their estimated useful lives.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

[7] Goodwill

Goodwill - Paxis acquisition               $    542,728
Goodwill - Aloe acquisition                   1,100,410
                                           ------------

                                           $  1,643,138
                                           ============

[8] Notes Payable

Notes Payable are summarized as follows at March 31, 2004:

Commerce Bank  (a)                         $         --
Bank of America (b)                           4,500,000
                                           ------------
Total                                         4,500,000
Less: Current Portion                         4,500,000
                                           ------------
Non-current Portion                        $        -0-
                                           ============


(a) Under the terms of a revolving credit note which expires on June 10, 2005, the Company may borrow up to $1,000,000 at the prime lending rate. The loan is collateralized by the inventory, receivables and equipment of Integrated BioPharma, Inc. and its operating subsidiaries, and by the personal guarantee of
E. Gerald Kay, the chairman of the board of the Company. At March 31, 2004 there were no borrowings under the revolving credit note. On April 20, 2004 the Company terminated the revolving credit note.

On November 14, 2003 the Company signed a letter of credit agreement in the amount of three hundred thousand dollars ($300,000) in favor of the Royal Bank of Canada. The principal amount of the letter of credit agreement has been carved out of the revolving credit note of $1,000,000. On April 20, 2004 the Company terminated the revolving credit note.

The loan agreement with Commerce Bank contains certain financial covenants relating to the maintenance of tangible net worth as defined and Debt Service Coverage Ratios. At March 31, 2004 the Company was in compliance with its tangible net worth covenant but not its debt service coverage ratio.

(b) Revolving line of credit loan provided by Bank of America dated August 6, 2003 in the amount of $4,500,000 with interest at a variable rate. The loan is due on September 4, 2004. The loan is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. At March 31, 2004 the interest rate was 2.34%.

[9] Loan Payable-Trade Investment Services

Demand loan in the amount of $172,260 provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis Pharmaceuticals, Inc, dated July 1, 2002 with interest at 9%. Interest for the nine months ended March 31, 2004 has been waived.

[10] Research and Development Expense

The Company incurred $37,583 in research and development expenses due to the acquisition of NuCycle Therapy, Inc. in February of 2003. Such costs are expensed as incurred and included in selling and administrative expenses.

[11] Capital Lease

The Company acquired laboratory equipment under the provisions of two (2) short-term leases. The leases expire in January 2004 and December 2004, respectively. The equipment under the capital leases as of March 31, 2004 has a

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------

[11] Capital Lease [Continued]

cost of $195,653 and accumulated depreciation of $7,348 with a net book value of $188,305.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at March 31, 2004 are as follows:

Total Minimum Lease Payments               $   39,052
Amount Representing Interest                    (731)
                                           ----------

Present Value of Net Minimum Lease Payment     38,321
Current Portion                              (38,321)
                                           ----------

  Long-Term Capital Lease Obligation        $     -0-
                                           ==========

[12] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2004 the Company's uninsured cash balances totaled approximately $857,655. The Company does not require collateral in relation to cash credit risk.

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

The amount of the allowance for uncollectible accounts at March 31, 2004 is $36,197.

[13] Major Customer

For the nine months ended March 31, 2004 and 2003 approximately 63% and 68% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. Two other customers accounted for 18% of consolidated sales for the nine months ended March 31, 2004 and 11% of consolidated sales for the nine months ended March 31, 2003. Accounts receivable from these customers comprised approximately 64% and 58% of total accounts receivable at March 31, 2004 and 2003, respectively.

[14] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $346,000 through January 10, 2002 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five year period. On April 28, 2000 the lease was amended reducing the square footage and extending the lease to May 31, 2015. Rent expense for the nine months ended March 31, 2004 and 2003 on this lease was approximately $370,000 and $350,000 respectively.

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

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
[UNAUDITED]
--------------------------------------------------------------------------------

[14] Commitments and Contingencies [Continued]

At its option, the Company has the right to renew the lease for an additional five year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the nine months ended March 31, 2004 was $238,184. There were no corresponding expenses in 2003 because the manufacturing and office facility was not a part of the consolidated group.

The Company leases warehouse and office facilities through March 31, 2006. The lease was effective on March 15, 2004 and provides for a minimum monthly rental of $3,625 in year one and $3,833 in year two.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                                  Related
                                    Lease        Party Lease
March 31,                        Commitment      Commitment          Total
---------                        ----------      ---------           -----

2005                            $   321,544      $   323,559      $   645,103
2006                                311,374          323,559          634,933
2007                                 13,988          323,559          337,547
2008                                     --          323,559          323,559
2009                                     --          323,559          323,559
Thereafter                               --        1,963,318        1,963,318
                                -----------      -----------      -----------
Total                           $   646,906      $ 3,581,113      $ 4,228,019
                                ===========      ===========      ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $692,000 and $420,000 for the nine months ended March 31, 2004 and 2003, respectively. Rent expense is stated net of sublease income of approximately $7,975 and $6,700 for the nine months ended March 31, 2004 and 2003, respectively.

[B] Development and Supply Agreement - On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ["Herbalife"] whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife through December 31, 2002. On December 31, 2002 the agreement was modified extending the term of the agreement to December 31, 2005 and providing that Herbalife is required to purchase a minimum quantity of Supplied Products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount then it will be entitled to certain rebates of an amount not exceeding $300,000. Accrual of these rebates are done quarterly. On August 1, 2003 the development supply agreement was extended through December 31, 2006.

[C] Employment Agreement - Effective February 24, 2003 the Company entered into an employment agreement with an executive, which expires on December 31, 2004 and provides for an aggregate annual salary of $100,000. The agreement was terminated on February 20, 2004.

[D] Consultant Agreements- On February 10, 2004, the Company entered into a one year consultant agreement with an investor relation's consultant. The Company is obligated to pay $10,000 per month for the length of the agreement. In addition, the Company will issue to the consultant 36,000 shares of Common stock on a quarterly basis.

The Company has oral agreements with subcontractors to supply labor on an as needed basis.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
[UNAUDITED]
--------------------------------------------------------------------------------

[14] Commitments and Contingencies [Continued]

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

[F] Intellectual Property Agreement-In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechonlogy of Faunhofer USA, Inc., the Company will pay up to a maximum of $2,500,000 for services to be performed by Fraunhofer USA, Inc. over a five year period.

 [15] Related Party Transactions

The Company has two consulting agreements with the brothers of the Company's Chairman of the Board. One agreement is on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the nine months ended March 31, 2004 and 2003 was $9,900 respectively.

The second agreement is with EVJ, LLC a limited liability company controlled by Robert Kay, an employee of the Company. The total consulting expense under this agreement was $135,000 for the nine months ended March 31, 2004.

[16] New Accounting Pronouncements

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after June 15, 2003. This interpretation changes the method of determining whether certain entities additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
[UNAUDITED]
--------------------------------------------------------------------------------

[16] New Accounting Pronouncements [Continued]

or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company is currently evaluating the impact of FIN 46.

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

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. We currently do not have any such instruments. The preferred stock issuance as discussed in Note 18 - Subsequent Events, will be treated in accordance with this pronouncement.

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

E. Gerald Kay, the Chief Executive Officer of INB and beneficial owner of approximately fifty percent (50%) of the stock of INB (or, approximately sixty-two percent (62%) if family trusts of which he is a trustee are attributed to him), is the owner of one-third (1/3) of the equity of TIS. Robert Kay, the brother of E. Gerald Kay a DeSantis who is a director of INB, is the owner of one-third (1/3) of the equity of TIS.

Acquisition of new product lines- On October 22, 2003, the Company completed the acquisition of various assets related to the Naturally Aloe(TM), Naturally Noni(TM), and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records. Pursuant to the terms of a purchase agreement dated October 22, 2003 by and between the Company and Aloe, the purchase price for the Transferred Assets was $2,597,880, with $872,470 paid at closing and $1,725,410 paid in 203,085 shares of the Company's common stock valued on the basis of the average closing price as reported on the American Stock Exchange for the five (5) trading days immediately preceding the closing date and five (5) days after the closing date. Such shares shall be held in escrow for a period of one (1) year from the closing date and released pursuant to the terms of and Escrow Agreement between and among the Company, Aloe and Vial, Hamilton, Koch & Knox, L.L.P. The allocation of the purchase price was as follows:

Inventory, Trade Receivables and Prepaid Items          $   597,470
Trademark                                                    50,000
Brand Names                                                 500,000
Artwork                                                     100,000
Formulas                                                    200,000
Customer List                                                50,000
Goodwill                                                  1,100,410
                                                        -----------
Total                                                   $ 2,597,880
                                                        ===========


[18] Subsequent Events

On April 21, 2004 the Company completed a private placement transaction for $8.5 million in gross proceeds with a group of institutional investors led by Alexandra Investment Management, LLC.

In the Offering, the Investors purchased an aggregate of 850 shares of the Company's Series B Redeemable Preferred Stock, par value $.002 per share (the "Series B Preferred Shares"), for $10,000 per share. Dividends of the Series B Preferred Shares are 7% per annum, payable by the Company in cash or, in certain instances, in shares of the Company's Common Stock, par value $.002 per share (the "Common Stock"). The Series B Preferred Shares are convertible at the option of each Investor into shares of Common Stock at a conversion price of $10.00 per share, subject to anti-dilution and other customary adjustments. Upon conversion, the Investors would receive an aggregate of 850,000 shares of Common Stock. The Company also has the option to force such conversion in the event that it meets certain performance milestones. The Series B Preferred Shares are redeemable by the Company on the third anniversary of issuance. The Investors can also force redemption upon the occurrence of certain events of default.

The Company also issued to the Investors warrants (the "Warrants") to purchase an aggregate of 425,000 shares of Common Stock, exercisable over a five-year period. The exercise price is $14.00 per share, subject to anti-dilution and other customary adjustments. Assuming no such adjustments, the exercise of all Warrants could result in additional gross proceeds to the Company of $5,950,000. The Warrants are callable by the Company in the event that it meets certain performance milestones.

Finally, the Company issued Additional Investment Rights to the Investors, entitling them over the next 18 months to purchase an aggregate of 425 additional Series B Preferred Shares (convertible into 425,000 shares of Common Stock) and Warrants to purchase an additional 212,500 shares of Common Stock. The Series B Preferred Shares and Warrants issuable upon exercise of the

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
[UNAUDITED]
--------------------------------------------------------------------------------

[18] Subsequent Events [Continued]

Additional Investment Rights have the same terms as the securities issued at closing. Assuming no anti-dilution or other adjustments, the exercise of all Additional Investment Rights followed by the exercise of all Warrants issuable upon exercise of the Additional Investment Rights could result in additional gross proceeds to the Company of $7,225,000.

The Company has agreed to register the Common Stock underlying the Series B Preferred Shares and the Warrants, including the Series B Preferred Shares and the Warrants issuable upon exercise of the Additional Investment Rights, for resale under the Securities Act of 1933 and applicable state securities laws.

On May 3, 2004 the Company completed a private placement transaction for $5,000,000 with one investor. The placement provided for the purchase of 500,000 shares of common stock at a price of $10 per share and warrants to purchase 50,000 shares of common stock at a price of $14 per share.

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

Results of Operations

Nine months ended March 31, 2004 Compared to nine months ended March 31, 2003

The Company's net loss for the nine months ended March 31, 2004 was $(2,264,578) as compared to net income of $731,086 for the nine months ended March 31, 2003. This decrease in net income of approximately $3,000,000 is primarily the result of an approximately $3,500,000 decrease in operating income resulting from a corresponding increase in gross profit of approximately $644,000, an increase in selling and administrative expenses of approximately $4,140,000 of which approximately $3,200,000 are made up of Paxis Pharmaceuticals, Inc. start up costs, and a decrease in Federal and state income taxes of approximately $500,000.

Sales for the nine months ended March 31, 2004 and 2003 were $18,390,616 and $17,464,163, respectively, an increase of $926,453 or 5%. Gross profit for the nine months ended March 31, 2004 was $643,686 higher than the gross profit for the nine months ended March 31, 2003. Both the increase in sales and gross profit can be primarily attributed to the change in the product mix. For the nine months ended March 31, 2004 the Company had sales to one customer, who accounted for 63% of net sales in 2004 and 68% in 2003. The loss of this customer would have an adverse affect on the Company's operations.

Manufacturing sales for the quarter ended March 31, 2004 and 2003 were $15,737,499 and $14,628,272 respectively, an increase of $1,109,227 or 8%. The increase in sales can be primarily attributed to the acquisition of new product lines from Aloe Commodities International, Inc. ("Aloe").

Retail and mail order sales for the nine months ended March 31, 2004 totaled $47,978 as compared to $80,290 for the nine months ended March 31, 2003, a decrease of 40%. The Company has been experiencing a decline in mail order sales due to increased competition.

The Company has an agreement with DSM Nutritional Products, Inc. (a successor to Roche Vitamins, Inc.). Sales under this agreement were $1,700,337 for the nine months ended March 31, 2004 as compared to $1,687,244 for the nine months ended March 31, 2003, an increase of $13,093 or 1%.

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the nine months ended March 31, 2004 totaled $1,145,802 as compared to $1,537,835 for the nine months ended March 31, 2003, a decrease of $392,033 or 25%.

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

On February 21, 2003 the Company acquired NuCycle Therapy, Inc. ("NuCycle"). NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. Sales for the nine months ended March 31, 2004 were $15,433 and grant proceeds received for the nine months ended March 31, 2004 totaled $146,091.

Cost of sales increased to $13,924,860 for the nine months ended March 31, 2004 as compared to $13,642,093 for the nine months ended March 31, 2003. Cost of sales decreased as a percentage of sales to 76% for the nine months ended March 31, 2004 from 78% for the nine months ended March 31, 2003. The decrease in cost of sales as a percentage of sales is due to the Company's change in product mix.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                         Nine Months Ended March 31,

                                                          2004                 2003                Change
                                                   ----------------     ----------------     ----------------
Advertising Expense                                $         88,322     $          5,837     $         82,485
Bad Debt Expense                                              7,342                5,024                2,318
Royalty & Commission Expense                                 79,985               48,613               31,372
Officers Salaries                                           358,702              361,531              (2,829)
Auto, Travel & Entertainment                                595,541              394,762              200,779
Office Salaries                                             705,604              584,853              120,751
Depreciation & Amortization                                 156,650              179,432             (22,782)
Consulting Fees                                             256,449              323,056             (66,607)
Regulatory Fees                                              19,250                  -0-               19,250
Professional Fees                                           518,141              192,834              325,307
Research & Development Expense                               37,583                  -0-               37,583
Other selling and administrative expenses                   878,522              695,059              183,463
Paxis Pharmaceuticals, Inc.                               3,228,454                  -0-            3,228,454
                                                   ----------------     ----------------     ----------------
Total                                              $      6,930,545     $     2,791,001      $      4,139,544
                                                   ================     ================     ================


The increase in advertising expense is due to an increase in print advertising. Royalty & Commission expense increased as a result of the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Auto, travel and entertainment expenses have increased because of substantially increased travel in connection with its acquisition of Paxis and its facility located in Boulder, Colorado, and the formation of its Canadian-based joint venture. Office salaries have increased due to the addition of two new sales and marketing employees. The decrease in consulting fees can be attributed to the hiring of a consulting firm for a new water filtration system during the period ending March 31, 2003. Regulatory fees have increased due to the Company's listing on the American Stock Exchange in April of 2003. Professional fees have increased largely due to increased legal fees related to recent acquisitions and to increased auditing and accounting fees related to SEC filings. Research and development expenses have increased due to the acquisition of NuCycle Therapy, Inc. in February 2003. The Paxis selling and administrative expenses represent expenditures made by Paxis for the eight months ended March 31, 2004.

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

Other income [expense] was $287,241 for the nine months ended March 31, 2004 as compared to $285,478 for the six months ended March 31, 2003, an increase of $1,763.

Three months ended March 31, 2004 Compared to three months ended March 31, 2003

The Company's net loss for the three months ended March 31, 2004 was $(1,141,532) as compared to net income of $217,754 for the three months ended March 31, 2003. This decrease in net income of approximately $1,359,000 is primarily the result of an approximately $1,460,000 decrease in operating income resulting from a corresponding increase in gross profit of approximately $198,000, an increase in selling and administrative expenses of approximately $1,662,000 (of which approximately $1,560,000 are due to Paxis start up costs) and a decrease in Federal and state income taxes of approximately $170,000.

Sales for the three months ended March 31, 2004 and 2003 were $6,560,784 and $6,670,254, respectively, a decrease of approximately $110,000 or 2%, but because of the change in the product mix, gross profit for the three months ended March 31, 2004 was $197,970 higher than the gross profit for the three months ended March 31, 2003. For the three months ended March 31, 2004 the Company had sales to one customer, who accounted for 53% of net sales in 2004 and 72% in 2003. The loss of this customer would have an adverse affect on the Company's operations.

Manufacturing sales for the quarter ended March 31, 2004 and 2003 were $5,581,884 and $5,718,933, respectively, a decrease of $137,049 or 2%.

Retail and mail order sales for the three months ended March 31, 2004 totaled $14,417 as compared to $26,465 for the three months ended March 31, 2003, a decrease of 46%. The Company has been experiencing a decline in mail order sales due to increased competition.

The Company has an agreement with DSM Nutritional Products, Inc. (a successor to Roche Vitamins, Inc.). Sales under this agreement were $533,896 for the three months ended March 31, 2004 as compared to $679,096 for the three months ended March 31, 2003, a decrease of $145,200 or 21%.

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the three months ended March 31, 2004 totaled $451,546 as compared to $570,567 for the three months ended March 31, 2003, a decrease of $119,021 or 21%.

On February 21, 2003 the Company acquired NuCycle Therapy, Inc. ("NuCycle"). NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. Sales for the three months ended March 31, 2004 were $6,422 and grant proceeds received for the three months ended March 31, 2004 totaled $37,470.

Cost of sales decreased to $4,982,793 for the three months ended March 31, 2004 as compared to $5,290,233 for the three months ended March 31, 2003. Cost of sales decreased as a percentage of sales to 76% for the three months ended March 31, 2004 from 79% for the three months ended March 31, 2003. The decrease in cost of sales is due to the Company's change in product mix.

INTEGRATED BIOPHARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations (Continued)

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                         Three Months Ended March 31,
                                                          2004                  2003                  Change
                                                   ----------------     ------------------     -----------------
Advertising Expense                                $         38,112     $            1,200     $          36,912
Bad Debt Expense                                              2,500                (1,869)                 4,369
Royalty & Commission Expense                                 40,364                    -0-                40,364
Officers Salaries                                           111,138                117,077               (5,939)
Auto, Travel & Entertainment                                175,158                123,301                51,857
Office Salaries                                             257,260                188,319                68,941
Depreciation & Amortization                                  53,639                    -0-                53,639
Consulting Fees                                              84,062                197,128             (113,066)
Regulatory Fees                                               5,000                    -0-                 5,000
Professional Fees                                           125,686                 87,029                38,657
Other selling and administrative expenses                   299,547                375,844              (76,297)
Paxis Pharmaceuticals, Inc.                               1,557,100                    -0-             1,557,100
                                                   ----------------     ------------------     -----------------
Total                                              $      2,749,566     $        1,088,029     $       1,661,537
                                                   ================     ==================     =================



The increase in advertising expense is due to an increase in print advertising. The increase in royalty and commission expense can be attributed to the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Auto, travel and entertainment expenses have increased because of substantially increased travel in connection with its acquisition of Paxis and its facility located in Boulder, Colorado, and the formation of its Canadian-based joint venture. Office salaries have increased due to the addition of two new sales and marketing employees. The decrease in consulting fees can be attributed to the hiring of a consulting firm for a new water filtration system during the period ending March 31, 2003. Regulatory fees have increased due to the Company's listing on the American Stock Exchange in April of 2003. Professional fees have increased largely due to increased legal fees related to recent acquisitions and to increased auditing and accounting fees related to SEC filings. The Paxis selling and administrative expenses represent the expenditures made by Paxis for the three months ended March 31, 2004. There were no corresponding expenses in the quarter ended March 31, 2003 because the Paxis acquisition was completed on July 22, 2003.

Other income [expense] was $42,948 for the three months ended March 31, 2004 as compared to $107,633 for the three months ended March 31, 2003, a decrease of $64,685. The decrease can be attributed to an increase in interest expense of $35,592 due to the assumption of the Bank of America debt of $4,500,000 in the Paxis transaction as well as a $24,346 gain on the sale of fixed assets made during the period ending March 31, 2003.

Inventories

The inventory at March 31, 2004 increased by $2,155,942 from the inventory at June 30, 2003. The increase in inventory can be attributed to an increase in raw material inventory of approximately $2,600,000. The increase in raw material inventory is a direct result of Paxis Pharmaceuticals, Inc. completing its manufacturing facility which has resulted in a build up of raw materials to support production as well as the introduction of new product lines, and a decrease in work-in-process inventory of approximately $332,000.

INTEGRATED BIOPARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Prepaid Expenses

Prepaid expenses and other current assets increased by $277,010 from June 30, 2003. The increase is primarily attributable to an increase in prepaid commissions of $132,085, an increase in prepaid regulatory fees of $23,750 due to the Company's listing on the American Stock exchange, and an increase in prepaid expenses of approximately $61,000.

Liquidity and Capital Resources

At March 31, 2004 the Company's working capital was $4,053,210, a decrease of $14,843,706 over working capital at June 30, 2003. Cash and cash equivalents were $1,333,878 at March 31, 2004, a decrease of $9,072,512 from June 30, 2003.
The Company utilized $4,543,328 and generated $75,238 from operations for the nine months ended March 31, 2004 and 2003, respectively.

The primary reasons for the decrease in cash used in operations for the nine months ended March 31, 2004 are net loss of approximately $2,200,000, an increase in accounts receivable of approximately $876,000, an increase in inventories of approximately $2,163,000, an advance to Paxis Pharmaceuticals, Inc., a related party of $908,000 and an increase in accounts payable of approximately $1,200,000.

The Company utilized $4,579,811 and $649,565 in investing activities for the nine months ended March 31, 2004 and 2003, respectively. The Company generated $50,627 and $87,215 from debt financing activities for the nine months ended March 31, 2004 and 2003, respectively.

The Company has a $1,000,000 revolving line of credit agreement which bears interest at the prime interest rate and expires on June 10, 2005. At March 31, 2004 there was no balance due under the revolving line of credit. At March 31, 2004 the Company was in compliance with its tangible net worth covenant but not its debt service coverage ratio covenant. On April 20, 2004 the Company terminated its revolving credit agreement.

On April 21, 2004 the Company completed a private placement transaction for $8,500,000 with a group of investors. The placement provided for the purchase of 850 shares of Series B Redeemable Convertible Preferred Stock at a price of $10,000 per share. The Series B Redeemable Convertible Preferred Stock is convertible at $10 per share into shares of the Company's common stock at the option of each investor.

On May 3, 2004 the Company completed a private placement transaction for $5,000,000 with one investor. The placement provided for the purchase of 500,000 shares of common stock at a price of $10 per share and warrants to purchase 50,000 shares of common stock at a price of $14 per share.

The Company's total annual commitment at March 31, 2004 for the next five years of $4,228,019 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2004 and 2003 were $3,136,556 and $325,060 respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment.

The Company has budgeted approximately $300,000 for capital expenditures for the remaining three months of fiscal 2004. Such amount includes capital expenditures of approximately $200,000 for the Paxis facility. Such amount will be funded from working capital.

INTEGRATED BIOPARMA, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

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

             Current Report on Form 8-K filed on February 17, 2004 pursuant to
             Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         INTEGRATED BIOPHARMA, INC.

Date:   May 14, 2004                     By: /s/ E. Gerald Kay
                                         ---------------------
                                         E. Gerald Kay
                                         Chief Executive Officer


Date:   May 14, 2004                     By: /s/ Eric Friedman
                                         ---------------------
                                         Eric Friedman,
                                         Chief Financial Officer