Form 10-K
period 2004-06-30
INTEGRATED BIOPHARMA INC
filed 2004-09-28
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004         Commission File Number 000-28876


                           INTEGRATED BIOPHARMA, INC.
                  (f/k/a Integrated Health Technologies, Inc.)
            (Exact name of small business registrant in its charter)

                  Delaware                                  22-2407475
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

        225 Long Ave., Hillside, New Jersey                  07205
        (Address of principal executive offices)           (Zip code)

Registrant's telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class            Name of Each Exchange on Which Registered
Common Stock, $.002 par value per share        American Stock Exchange

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

                           Yes  |X|         No  | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                           Yes  |X|         No  | |

Registrant's revenues for the fiscal year ended June 30, 2004 were $25,282,790.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on August 27, 2004 was $20,808,898.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

               Class                          Outstanding at August 27, 2004
   Common Stock, $.002 par value                    12,505,990 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX


Part I                                                                  Page

Item 1.  Description of Business                                        1

Item 2.  Description of Property                                        7

Item 3.  Legal Proceedings                                              7

Item 4.  Submission of Matters to a Vote of Security Holders            8

Part II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Small Business Issuer Purchases of Equity Securities       9

Item 6.  Management's Discussion and Analysis or Plan of Operation      11

Item 7.  Financial Statements                                           17

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                       17

Item 8A. Controls and Procedures                                        17

Item 8B. Other Information                                              19

Part III

Item 9.  Directors and Executive Officers of the Registrant             20

Item 10. Executive Compensation                                         20

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                20

Item 12. Certain Relationships and Related Transactions                 20

Item 13. Exhibits, List and Reports on Form 8-K                         20

Item 14. Principal Accountant Fees and Services                         22

Signatures

                                     PART I

Disclosure Regarding Forward-Looking Statements

All statements other than statements of historical fact, in this Form 10-KSB, including without limitation, the statements under "Management's Discussion and Analysis of Plan of Operation" and "Description of Business" are, or may be deemed to be, forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by Integrated BioPharma, Inc.; changes in industry capacity; pressure on prices from competition or from purchasers of Integrated BioPharma, Inc.'s products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to Integrated BioPharma, Inc.; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in this Report. When used in this Report, the words "estimate", "project", "anticipate", "except", "intend", "believe" and similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 1.   Description of Business

General

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the "Company") is engaged primarily in manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products, including vitamins sold as single entity supplements, in multi-vitamin combinations and in varying potency levels and in different packaging sizes. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc.

The Company's subsidiary, Manhattan Drug Company, Inc. ("Manhattan Drug"), manufactures the vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures such products for sale under its own private brand, "Vitamin Factory", through mail order. On August 31, 2000, the Company began the distribution and sale of fine chemicals through its subsidiary IHT Health Products, Inc.

On February 21, 2003, the Company completed a merger with NuCycle Acquisition Corp. (together with its wholly-owned subsidiary NuCycle Therapy, Inc., "NuCycle") pursuant to which the Company acquired NuCycle in exchange for the shareholders of NuCycle receiving from the Company 368,833 shares of its common stock and 25% of the after-tax profits of NuCycle until the shareholders of NuCycle have received, in the aggregate, an additional $5,000,000 commencing with the first fiscal quarter following the date of the merger. As of June 30, 2004 the likelihood of such additional payments was not probable and accordingly, no such amount was recorded or accrued. NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. The NuCycle transaction also allows the Company to enter the field of genetically engineered human therapeutics through NuCycle's expertise and a grant from the National Cancer Institute.

On July 22, 2003, the Company acquired 97% of the shares of common stock of Paxis Pharmaceuticals, Inc. ("Paxis"). Paxis manufactures and distributes

Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, at its Boulder, Colorado manufacturing facility. Paxis acquired from Hauser Inc. ("Hauser") its cGMP-(current good manufacturing practices) compliant Paclitaxel production facilities, processing equipment, and intellectual assets. Paxis also purchased intellectual property (the "Technology") from Hauser. On October 8, 2003, the Company acquired the remaining three (3%) percent of Paxis in exchange for 66,666 shares of its common stock valued at $542,728. The stock was valued on the basis of the average closing price as reported on the American Stock Exchange for the five
(5) trading days immediately preceding the closing date and five (5) trading days after.

Paxis has completed setting up its manufacturing facilities and operations and has built up a raw material inventory of approximately $2,600,000 to support manufacturing. Paxis has not had any revenues to date. Additional capital will be needed by Paxis to begin selling bulk Paclitaxel. Paxis is subject to various risks associated with a start-up operation, including, among others, setting up and operating manufacturing facilities, complying with regulatory requirements for manufacturing pharmaceutical products, manufacturing cGMP API Paclitaxel, marketing and selling the cGMP API Paclitaxel to customers, and operating profitably. The Company can give no assurance that Paxis can be operated profitably.

Paxis has entered into a joint venture as of July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian biomass and the joint venture processes it, using Paxis' extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis' requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The joint venture may sell extract and intermediate products to third parties. The Company can give no assurance that the joint venture can be operated successfully.

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

Listing of Common Stock on American Stock Exchange

On April 16, 2003, the common stock of the Company began trading on the American Stock Exchange under the trading symbol, "INB".


Offering of Series B Redeemable Convertible Preferred Stock

On April 20, 2004, in connection with its private offering of its Series B Convertible Preferred Stock, par value $0.002 per share (the "Series B"), the Company issued 750 shares of the Series B, at a purchase price of $10,000 per share of Series B, and warrants for 375,000 shares of its common stock with an exercise price of $14.00 per share. The Series B are convertible at the option of each Investor into shares of common stock at a conversion price of $10.00 per share, subject to anti-dilution and other customary adjustments. To date, 50 shares of Series B have been converted into common stock. The Series B are redeemable by the Company on the third anniversary of the issuance. The Company also issued Additional Investment Rights to the Investors, entitling them over the next 18 months to purchase an aggregate of 375 additional Series B Preferred Shares and Warrants to purchase an additional 187,500 shares of common stock.

Offering of Common Stock and Warrant

On May 3, 2004, the Company completed a private placement of securities in which the Company sold 500,000 shares of common stock and a warrant to purchase 50,000 shares of common stock with an exercise price of $14 for a purchase price of $5,000,000.

Development and Supply Agreement

On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ("Herbalife") whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife which, agreement was renewed through December 31, 2006. The agreement provides that Herbalife is required to purchase a minimum quantity of Supplied Products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount, then Herbalife will be entitled to certain rebates of an amount not exceeding $300,000 per year. For the fiscal year ended June 30, 2004 there were no rebates due.

Risk of Reduction of Significant Revenues from Major Customer

The Company derives a significant portion of its sales from Herbalife. Sales to Herbalife expressed as a percentage of the Company's total sales, were approximately 58% and 65%, respectively, for the fiscal years ended June 30, 2004 and 2003. The loss of this customer would have a material adverse effect on the Company's operations.

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

Raw Materials

The principal raw materials used in the manufacturing process are natural and synthetic vitamins, minerals, herbs, and related nutritional supplements, gelatin capsules and coating materials and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States. The gelatin capsules and coating materials and packaging materials are similarly widely available. Raw materials are generally purchased by the Company without long-term commitments, on a purchase order basis. The Company's principal suppliers are Chatham Biotec, Ltd, Roche Vitamins Inc., and Triarco Industries, Inc.

Botanical materials derived from the Canadian yew tree, or Taxus canadensis, are used to produce Paclitaxel. Canadian yew trees are in limited supply. Paxis has entered into a joint venture with Chatham Biotec, Ltd. to produce extract and intermediate precursor Paclitaxel from Canadian yew trees. The Company can give no assurance that the joint venture will be successful in producing such Paclitaxel extracts or intermediates, or that the Company can locate alternate sources of yew trees.

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

Government Regulations

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by a number of federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the United States Postal Service, the Consumer Product Safety Commission and the United States Department of Agriculture. The FDA is primarily responsible for the regulation of the manufacturing, labeling and sale of the Company's products. The Company's activities are also regulated by various state and local agencies in which the Company's products are sold. The operation of the Company's vitamin manufacturing facility is subject to regulation by the FDA as a food manufacturing facility. In addition, the United States Postal Service and the FTC regulate advertising claims with respect to the Company's products sold by solicitation through the mail.

The Dietary Supplement Health and Education Act of 1994 (the "Dietary Supplement Act") was enacted on October 25, 1994. The Dietary Supplement Act amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, and by providing a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Dietary supplements are regulated as foods under the Dietary Supplement Act and the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status.

The Dietary Supplement Act provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997. The Dietary Supplement Act permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. In addition, the Dietary Supplement Act also authorizes the FDA to promulgate Current Good Manufacturing Practices ("cGMP") specific to the manufacture of dietary supplements, to be modeled after food cGMP. The Company currently manufactures its dietary supplement products pursuant to food cGMP. The Company believes that it is currently in compliance with all applicable government regulations. The FDA will be proposing and promulgating regulations to implement the Dietary Supplement Act. The Company cannot determine what effect such regulations, when promulgated, will have on its business in the future or what cost it will add to manufacturing the product. Such regulations could, among other things, require expanded or different labeling, the recall, reformulation or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims and safety of efficacy.

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

Product Liability Insurance

The Company, like other manufacturers, wholesalers and distributors of vitamin and nutritional supplement products, faces an inherent risk of exposure to product liability claims if, among other things, the use of its products result in injury. Accordingly, the Company currently maintains product liability insurance policies which provide a total of $5 million of coverage per occurrence and $5 million of coverage in the aggregate. There can be no assurance that the Company's current level of product liability insurance will continue to be available or, if available, will be adequate to cover potential liabilities.

Research and Development Activities

The Company currently conducts research and development activities at its manufacturing facility and at universities and privately owned research facilities. Its research and development activities are primarily involved in the research, development and commercialization of nutraceuticals, or naturally derived substances with nutritional or pharmacological properties. In the fiscal years ended June 30, 2004, and 2003, the Company spent approximately $37,700 and $50,000 respectively on research and development activities.

Environmental Compliance

The Company is subject to regulation under Federal, state and local environmental laws.

During the fiscal year ended June 30, 2003, the Company engaged an environmental consultant to assist in obtaining a no further action letter from the New Jersey Department of Environmental Protection ("NJDEP") with respect to its facility located at 201 Route 22, Hillside, New Jersey. The facility is used to blend vitamins and nutritional supplements for human consumption. The site contained two underground heating oil tanks ("USTs") which were abandoned and closed prior to 1986. The consultant has investigated the site and on February 4, 2004 filed a Preliminary Assessment/Site Investigation (PA/ST) Report. On July 29, 2004 the State of New Jersey's Department of Environmental Protection made the determination that no further action is necessary for the remediation of the site, and issued a NFA/CNS letter. As of June 30, 2004 the Company has spent approximately $28,000 in remediation costs.

While the Company believes that it is in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.

Employees

As of June 30, 2004, the Company had approximately 120 full time employees of whom 54 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires August 31, 2006. Approximately 35 employees are administrative and professional personnel, 18 are laboratory personnel and 67 employees are production and shipping personnel. Among the professional personnel, 2 employees are engaged in research and development. The Company considers its relations with its employees to be good.

Subsidiaries

The Company has the following subsidiaries which are currently active:
(i) Manhattan Drug Company, Inc., a New York corporation; (ii) IHT Health Products, Inc., a Delaware corporation; (iii) AgroLabs, Inc., a New Jersey corporation (f/k/a Ideas, Inc.); (iv) IHT Properties Corp., a Delaware corporation; (v) NuCycle Therapy, Inc., a New Jersey corporation; (vii) Vitamin Factory, Inc., a Delaware corporation and (viii) Paxis Pharmaceuticals, Inc., a Delaware corporation.

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

                           Integrated BioPharma, Inc.
                                 225 Long Avenue
                           Hillside, New Jersey 07205
                                Tel: 888-319-6962
                            Attn: Investor Relations

Item 2. Description of Property

On January 10, 1997, the Company entered into a lease agreement for approximately 75,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey. The facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board, and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease expires May 31, 2015 and provides for a base annual rental of $323,559 plus increases in real estate taxes and building expenses. At its option, the Company has the right to renew the lease for an additional five year period.

The Company owns a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for Manhattan Drug's tablet manufacturing operations.

Paxis presently leases a manufacturing facility in Boulder, Colorado from Yew Tree Investments Ltd., LLP. The facility is comprised of 22,483 square feet located at 5555 Airport Blvd., Suite 200, Boulder, Colorado 80301.

On March 6, 2004 the Company entered into a two year lease agreement for approximately 10,000 square feet of warehouse space in Grapevine, Texas. In June 2004 the Company modified the lease to increase the warehouse space to 16,000 square feet. The space is used for the storage of inventory for the Company's AgroLabs, Inc. subsidiary.

In May 2004 the Company leased approximately 350 square feet of office space in Kennett Square, Pennsylvania for a one year period. The space is used to house the Company's NuCycle Therapy, Inc. offices.

Item 3. Legal Proceedings

NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the United States District Court for the Southern District of New York. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5 million. On August 18, 2004, the Company removed this action to federal court. The plaintiffs have moved to have the matter remanded to state court, and the Company plans to oppose this motion. The Company plans to file a motion to dismiss and to defend vigorously the claims in this lawsuit.

Wolfe Axelrod Weinberger Associates, LLC v. Integrated BioPharma, Inc., pending before the American Arbitration Association. On July 2, 2004, Wolfe Axelrod Weinberger Associates, LLC, a company which had provided investor relations services to the Company in 2000 and 2001, served a Demand for Arbitration and a Statement of Claim alleging that the Company had failed to include Company securities held by Wolfe in the Company's Registration Statement filed with the United States Securities and Exchange Commission in May 2004 and that the Company was required to register such shares based on an agreement between the parties. The complaint seeks the registration of the securities and damages of more than $1.2 million. The Company is preparing a response to the allegations and intends to defend vigorously the claims in this arbitration.

Body Systems  Technology,  Inc. v. Dynamic Health  Laboratories,  Inc.,
Discount Natural Foods, Inc., Aloe Commodities International, Inc., Integrated BioPharma, Inc., and Vitacost.Com, Inc.; pending in the United States District Court for the Middle District of Florida, Civil Action No. 6:04-CV-474-Orl-22 (JGG). Plaintiff commenced this action on or about April 26, 2004, alleging trademark infringement of its "Polynesian Noni Juice" trademark by the Company's use of its "Naturally Noni" trademark. The Company has moved to dismiss the complaint based on plaintiff's failure to plead sufficient facts to establish a likelihood of confusion with the alleged trademark and secondary meaning of the alleged trademark. The motion to dismiss is still pending.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

On April 16, 2003 the Company began trading on the American Stock Exchange using the symbol INB for its common stock.

Set forth below are the high and low closing prices of the Common Stock as reported on the Electronic Bulletin Board for the period July 1, 2002 through April 15, 2003 and on the American Stock Exchange for the period April 16, 2003 through June 30, 2004:

                                   HIGH               LOW
COMMON STOCK [IHTC/INB]

FISCAL YEAR ENDED JUNE 30, 2003
First Quarter                      $ 0.60             $ 0.42
Second Quarter                     $ 0.51             $ 0.32
Third Quarter                      $ 3.47             $ 0.42
Fourth Quarter                     $ 7.48             $ 3.11

FISCAL YEAR ENDED JUNE 30, 2004
First Quarter                      $ 9.10             $ 6.65
Second Quarter                     $12.28             $ 7.84
Third Quarter                      $13.15             $10.25
Fourth Quarter                     $15.12             $ 7.91


Holders

As of June 30, 2004, there were approximately 900 holders of record of the Company's Common Stock.

Dividends

The Company has not declared or paid a dividend with respect to its Common Stock during fiscal year ended June 30, 2004 or June 30, 2003 nor does the Company anticipate paying dividends in the foreseeable future.

The Company has paid dividends of $101,692 with respect to its Series B Redeemable Convertible Preferred Stock during the fiscal year ended June 30, 2004.

The following table provides information as of June 30, 2004 about the Company's equity compensation plans.


                                Equity Compensation Plan Information

                            Number of securities to    Weighted-average exercise   Number of securities remaining
                            be issued upon exercise      price of outstanding      available for future issuance
                            of outstanding options,      options, warrants and     under equity compensation plans
                              warrants and rights               rights             (excluding securities reflected
                                      (a)                         (b)              in column (a))
Equity compensation plans
approved by security
holders                            5,683,261                     $2.41                     1,869,739

Equity compensation plans
not approved by security
holders                                   --                        --                            --
                                   ---------                     -----                     ---------
Total                              5,683,261                     $2.41                     1,869,739
                                   =========                     =====                     =========

Recent Sales of Unregistered Securities

During the past fiscal year ended June 30, 2004, the Company sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

On May 3, 2004, the Company issued 500,000 shares of its common stock, par value $.002 per share, to Damon DeSantis, in exchange for $5,000,000. Mr. DeSantis also received a warrant to purchase 50,000 shares of common stock at an exercise price of $14 per share.

The above investor is an accredited investor as defined under Rule 506 of Regulation D promulgated under the Securities Act. The above security was issued by the Company without registration under the Securities Act in reliance upon
Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Intangible Assets

Purchased intangibles consisting of patents and unpatented technological expertise, intellectual property, license fees and trade names purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Year ended June 30, 2004 Compared to the Year ended June 30, 2003

The Company's net loss for the year ended June 30, 2004 was $(5,340,147) as compared to net income of $894,117 for the year ended June 30, 2003. This decrease in net income of approximately $6,200,000 is primarily the result of an increase in gross profit of approximately $760,000, offset by an increase in selling and administrative expenses of approximately $7,700,000 of which approximately $6,200,000 are made up of Paxis Pharmaceuticals, Inc. start up costs, and a decrease in Federal and State income taxes of approximately $680,000. The Company's net loss applicable to common stockholders was $(6,401,839) for the year ended June 30, 2004 as compared to net income applicable to common stockholders of $894,117 for the year ended June 30, 2003. The additional decrease in net loss applicable to common stockholders from net loss is attributable to the deemed dividend from the beneficial conversion feature of Series B preferred stock of $960,000 and Series B preferred stock dividends of $101,692.

Sales for the years ended June 30, 2004 and 2003 were $25,282,790 and $22,235,306, respectively, an increase of approximately 14%. Gross profit for the year ended June 30, 2004 was $762,952 higher than gross profit for the year ended June 30, 2003. Both the increase in sales and gross profit can be attributed the change in the product mix. For the year ended June 30, 2004 the Company had sales to one customer, who accounted for 58% of net sales in 2004 and 65% in 2003. The loss of this customer would have an adverse affect on the Company's operations.

Manufacturing sales for the year ended June 30, 2004 and 2003 were $21,461,700 and $18,595,476, respectively, an increase of $2,866,224 or 15%. The increase in sales can be primarily attributed to the acquisition in fiscal 2004 of new product lines from Aloe Commodities International, Inc. ("Aloe").

The Company has an agreement with DSM Nutritional Products, Inc. (a successor to Roche Vitamins, Inc.). Sales under this agreement were $2,333,529 for the year ended June 30, 2004 as compared to $2,283,457 for the year ended June 30, 2003, an increase of 2%.

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the twelve months ended June 30, 2004 totaled $1,470,628 as compared to $2,139,828 for the twelve months ended June 30, 2003, a decrease of $669,200 or 31%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations [Continued]

On February 21, 2003 the Company acquired NuCycle Therapy, Inc. ("NuCycle"). NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. Sales for the twelve months ended June 30, 2004 were $16,933 and grant proceeds for the twelve months ended June 30, 2004 totaled $146,091. Sales for the four months ended June 30, 2003 were $8,918 and grant proceeds received for the four months ended June 30 2003, totaled $67,813.

Cost of sales increased to $19,390,657 in fiscal 2004 as compared to $17,106,125 for fiscal 2003. Consistent with the year ended June 30, 2003, cost of sales taken as a percentage of sales for the twelve months ended June 30, 2004 was 77%.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                     Year Ended June 30,
                                     -------------------
                                     2004            2003           Change
                                     ----            ----           ------

Advertising Expense              $    175,728    $     9,395      $ 166,333
Bad Debt Expense                        5,858          7,683        (1,825)
Royalty & Commission Expense          141,132         55,757         85,375
Officers Salaries                     455,609        482,572       (26,963)
Auto, Travel & Entertainment          808,979        588,165        220,814
Office Salaries                       995,681        766,579        229,102
Freight Out                            41,977         95,859       (53,882)
Depreciation & Amortization           306,426        174,132        132,294
Consulting Fees                       287,055        311,564       (24,509)
Regulatory Fees                        65,762         67,500        (1,738)
Professional Fees                     679,200        303,683        375,517
Research & Development Expense         37,672         50,000       (12,328)
Other                               1,303,155        919,996        383,159
Paxis Pharmaceuticals, Inc.         6,197,244             --      6,197,244
                                 ------------    -----------    -----------
Total                            $ 11,501,478    $ 3,832,885    $ 7,668,593
                                 ============    ===========    ===========

The increase in advertising expense is due to an increase in print advertising relating to the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Royalty and commission expense increased as a result of the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Auto, travel and entertainment expenses have increased because of substantially increased travel in connection with its acquisition of Paxis and its facility located in Boulder, Colorado, and the formation of its Canadian-based joint venture. Office salaries have increased due to the addition of two new sales and marketing employees. Freight out has decreased due to a reduction of sales in the Company's IHT Health Products, Inc. subsidiary. The increase in depreciation and amortization expenses can be primarily attributed to the acquisition of Paxis Pharmaceuticals Inc. The decrease in consulting fees is due to the hiring of a consulting firm for a new water monitoring system during the period ending June 30, 2003. The increase in Professional fees is largely due to increased legal fees related to recent acquisitions and to increased auditing and accounting fees related to SEC filings. The Paxis selling and administrative expenses represent expenditures made by Paxis for the eleven months ended June 30, 2004 relating to start-up costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations [Continued]

Other income (expense) was $356,886 for the year ended June 30, 2004 as compared to $363,391 for the same period a year ago, a decrease of $6,505. The decrease is due to an increase in interest expense of $89,575 due to the Bank of America loan offset by an increase in interest income of $47,097 due to an increase in cash as a result of the private placements and an increase in other income.

Inventories

The inventory at June 30, 2004 increased by $2,776,105 from fiscal 2003. The Company produces products on a purchase order basis. The increase in inventory is attributable to an increase in raw material inventory of approximately $3,200,000. The increase in raw material inventory is a direct result of Paxis Pharmaceuticals, Inc. completing its manufacturing facility which has resulted in a build up of raw materials of approximately $2.6 million to support production as well as the introduction of new product lines, including the acquisition of Aloe during fiscal 2004 which accounted for approximately $1.2 million of the increase, and a decrease of work-in-process inventory of approximately $383,000.

Prepaid Expenses

Prepaid expenses and other current assets increased by $452,492 from June 30, 2003. The increase is primarily attributable to an increase in prepaid expenses in its Paxis subsidiary of approximately $100,000 due to the fact that Paxis was not included in the consolidated 2003 figures. Additionally there was an increase in prepaid insurance of $45,000, prepaid commissions of approximately $100,000 and an increase in prepaid grant costs of $64,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations [Continued]

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

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                     Year Ended June 30,
                                     -------------------
                                     2003            2002          Change
                                     ----            ----          ------

Advertising Expense               $     9,395     $   94,688    $ (85,293)
Bad Debt Expense                        7,683         81,159      (73,476)
Royalty & Commission Expense           55,757        104,842      (49,085)
Officers Salaries                     482,572        323,881       158,691
Auto, Travel & Entertainment          588,165        501,346        86,819
Office Salaries                       766,579      1,080,766     (314,187)
Freight Out                            95,859        219,818     (123,959)
Depreciation & Amortization           174,132        175,806       (1,674)
Consulting Fees                       311,564        206,809       104,755
Regulatory Fees                        67,500              0        67,500
Professional Fees                     303,683        163,821       139,862
Research & Development Expense         50,000              0        50,000
Other                                 919,996        952,957      (32,961)
                                  -----------    -----------    ----------
Total                             $ 3,832,885    $ 3,905,893    $ (73,008)
                                  ===========    ===========    ==========

Selling and administrative expenses decreased by approximately $73,000 from fiscal 2002 to fiscal 2003. The decrease is primarily attributable to the decrease in advertising expenses because the Company had decided to spend less on advertising and place a greater emphasis on its contract manufacturing business. The decrease in bad debt expense is due to greater emphasis on the Company's credit policies. Royalty and commission expense

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OR OPERATION


Results of Operations [Continued]

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

Liquidity and Capital Resources

At June 30, 2004 the Company's working capital was $12,913,661, a decrease of $1,890,885 over working capital at June 30, 2003. Cash and cash equivalents were $9,548,046 at June 30, 2004, a decrease of $858,344 from June 30, 2003. The
Company utilized $7,216,690 and $173,784 of cash for operations for the years ended June 30, 2004 and 2003, respectively. The primary reasons for the decrease in cash generated from operations are net loss of approximately $5,000,000, depreciation and amortization expense of approximately $950,000, an increase in accounts receivable of approximately $500,000, an increase in inventory of approximately $2,400,000 and a decrease in prepaid expenses of approximately $260,000. The Company believes that anticipated sales for next year and current cash balances will meet cash needs for operations.

The Company utilized $5,811,334 and $754,040 of cash in investing activities for the years ended June 30, 2004 and 2003, respectively. The Company generated $12,169,680 and utilized $9,270,891 of cash from financing activities for the years ended June 30, 2004 and 2003, respectively. The increase in cash generated from financing activities is primarily due to the issuance of Series B Redeemable Convertible Preferred Stock and the issuance of the Company's common stock, offset by cash used in investing activities for the purchase of property and equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations [Continued]

The Company's total annual commitments at June 30, 2004 for long term non-cancelable leases of $740,500 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures during the fiscal year ended 2004 and 2003 were $3,519,586 and $397,604, respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment in its Paxis subsidiary.

The Company has budgeted approximately $900,000 for capital expenditures for fiscal 2005. The total amount will be funded from the current cash balances.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Accounting Pronouncement - refer to footnote 2.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.


Item 7. Financial Statements

For a list of financial statements filed as part of this report, see the index to financial statements at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8 A. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

As of the end of the period covered by this Annual Report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures ("Disclosure Controls") and its internal controls and procedures for financial reporting ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Controller/Principal Financial Officer ("PFO"). Rules adopted by the SEC require that in this section of the Annual Report, the Company present the conclusions of its CEO and the PFO about the effectiveness of its Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations [Continued]

CEO and PFO Certifications

Appearing as exhibits to this Annual Report are "Certifications" of the CEO and the PFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the CEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company's transactions are properly authorized, recorded and reported; and (2) the Company's assets are safeguarded against unauthorized or improper use, to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and PFO, does not expect that our Disclosure Controls or its Internal Controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Scope of the Controls Evaluation

The CEO/PFO evaluation of our Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various review and evaluation activities are to monitor the Company's Disclosure Controls and Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations [Continued]

Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in its Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In accordance with SEC requirements, the CEO and PFO note that, during the fiscal year covered by this Annual Report, there has been no change in Internal Controls that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the Controls Evaluation, the Company's CEO and PFO have concluded that, as of the end of the period covered by this Annual Report, the Company's Disclosure Controls are effective to ensure that material information relating to its company is made known to management, including the CEO and PFO, particularly during the period when its periodic reports are being prepared, and that its Internal Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with generally accepted accounting principles.

Item 8 B. Other Information

None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2004.

Item 10. Executive Compensation

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2004.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2004.

Item 13. Exhibits, List     and Reports on Form 8-K

(a)   Exhibits and Index

(1) A list of the financial statements filed as part of this report is set forth in the index to financial statements at Page F-1 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Report is provided below.

Number                            Description

 2.1 Purchase Agreement dated as of February 1, 2003 by and between Integrated Health Technologies, Inc. (n/k/a Integrated BioPharma, Inc.) and Trade Investment Services, L.L.C. re: Natex Georgia, LLC. (1)

 2.2 Purchase Agreement dated as of February 1, 2003 by and between Integrated Health Technologies, Inc. (n/k/a Integrated BioPharma, Inc.) and Trade Investment Services, L.L.C. re: TisorEx, Inc. (n/k/a Paxis
      Pharmaceuticals, Inc.). (1)

 2.3 Assignment Agreement dated as of July 1, 2003 by and between Integrated BioPharma, Inc., Trade Investment Services L.L.C., Vasili Patarkalishvili, VAP LLC, The James S. Friedlander Revocable Trust, Aqela LLC and Natela Patarkalishvili (2)

 2.4 Assignment and Assumption Agreement dated as of July 1, 2003 by and among Integrated BioPharma, Inc., Trade Investment Services L.L.C., and Paxis Pharmaceuticals, Inc. (2)

 2.5 Agreement and Plan of Merger dated as of February 21, 2003 between and among Integrated BioPharma, Inc. (f/k/a Integrated Health Technologies, Inc.), NAC-NJ Acquisition Corp. and NuCycle Acquisition Corp. (3)

 3.1  Certificate of Incorporation of Integrated BioPharma, Inc., as amended (4)

 3.2  By-Laws of Registrant (5)
                                       20

 4.1 Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (4)

 4.2 Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock of Integrated BioPharma, Inc. dated April 20, 2004 (6)

 4.3 Form of Warrant for Series B Redeemable Convertible Preferred Stock investors (6)

 4.4 Form of Additional Investment Right for Series B Redeemable Convertible Preferred Stock investors (6)

10.1 Lease Agreement, dated August 3, 1994, between the Company and Hillside 22 Realty Associates, L.L.C. (7)

10.2 Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (8)

10.3 Manufacturing Agreement between Chem International, Inc. and Herbalife International of America, Inc. dated April 9, 1998 (9)

10.4  Integrated Health Technologies, Inc. 2001 Stock Option Plan (10)

10.5 Subscription Agreement dated June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (4)

10.6 Investor Rights Agreement dated as of June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (4)

10.7 Warrant Agreement by and between Integrated BioPharma, Inc. and Carl DeSantis dated June 30, 2003 (4)

10.8 Promissory Note dated August 6, 2003 by and between Integrated BioPharma, Inc. and Bank of America (4)

10.9 Securities Purchase Agreement dated April 19, 2004 by and between Integrated BioPharma, Inc. and the Buyers listed therein re: Series B Redeemable Convertible Preferred Stock Offering (6)

10.10 Registration Rights Agreement dated April 19, 2004 by and between Integrated BioPharma, Inc. and the Buyers listed therein re: Series B Redeemable Convertible Preferred Stock Offering (6)

21    Subsidiaries of the Registrant (11)

31.1 Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2 Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1 Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2 Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

--------------------------

(1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2003.

(2) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2003.

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2003.

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003.

(5) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-5240-NY.

(6) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2004.

(7) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-5240-NY.

(8) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed with the SEC on September 29, 1997.

(9) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, filed with the SEC on September 24, 1998.

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the SEC on May 1, 2002.

(11)  Filed herewith.

(b)   Reports on Form 8-K:

(1) Current Report on Form 8-K/A filed October 2, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).

(2) Current Report on Form 8-K filed on September 30, 2003 pursuant to, Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits), and
      Item 9 (Regulation FD Disclosure).

(3) Current Report on Form 8-K filed November 6, 2003 pursuant to Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).

(4) Current Report on Form 8-K filed on November 17, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits), and
      Item 9 (Regulation FD Disclosure).

(5) Current Report on Form 8-K filed on February 17, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits), and
      Item 9 (Regulation FD Disclosure).

(6) Current Report on Form 8-K filed April 20, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure).

(7) Current Report on Form 8-K filed May 4, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure and Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits).

(8) Current Report on Form 8-K filed May 17, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits), and
      Item 9 Regulation FD Disclosure).

(9) Current Report on Form 8-K filed June 25, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits), and
      Item 9 Regulation FD Disclosure).

(10) Current Report on Form 8-K filed June 28, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Statements and Exhibits), and
      Item 9 Regulation FD Disclosure).

(11)  Current Report on Form 8-K filed June 29, 2004 pursuant to Item 7
      (Financial Statements, Pro Forma Financial Statements   and Exhibits), and
      Item 9 Regulation FD Disclosure).

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2004.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

INDEX

Item 7:  Consolidated Financial Statements


   Report of Independent Registered Public Accounting Firm..........F-2

   Consolidated Balance Sheet as of June 30, 2004...................F-3 ... F-4

   Consolidated Statements of Operations for the years
   ended June 30, 2004 and 2003 ....................................F-5

   Consolidated Statements of Stockholders' Equity for the years ended June 30, 2004 and 2003 ....................................F-6 ... F-7

   Consolidated Statements of Cash Flows for the years ended
   June 30, 2004 and 2003 ..........................................F-8 ... F-9

   Notes to Consolidated Financial Statements ......................F-10 .. F-26





                                 . . . . . . . .

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004, and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.





                       /s/ Amper, Politziner & Mattia P.C.

September 10, 2004 except for Note 15 which is dated September 16, 2004. Edison, New Jersey

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2004
--------------------------------------------------------------------------------



Assets:

  Current Assets:

    Cash and Cash Equivalents                      $  9,548,046

    Accounts Receivable - Net                         2,425,354

    Inventories-Net                                   7,076,130

    Prepaid Expenses and Other Current Assets         1,201,519

    Deferred Income Taxes                                79,000
                                                   ------------

  Total Current Assets                               20,330,049
                                                   ------------

  Property and Equipment - Net                        6,856,982
                                                   ------------

  Other Assets:

    Goodwill                                            688,138

    Intangible Assets, net                            3,559,255

    Investment in Joint Venture                          96,022

    Deferred Tax Asset                                   50,000

    Security Deposits and Other Assets                  232,980
                                                   ------------

  Total Other Assets                                  4,626,395
                                                   ------------

Total Assets                                       $ 31,813,426
                                                   ============

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2004 (Continued)
--------------------------------------------------------------------------------


Liabilities and Stockholders' Equity:

Current Liabilities:

  Notes Payable - Bank                                                       $   4,500,000
  Accounts Payable                                                               1,937,033
  Accrued Expenses and Other Current Liabilities                                   731,570
  Federal and State Income Taxes Payable                                            75,525
  Loan Payable - Trade Investment Services, LLC, related party                     172,260
                                                                             -------------

Total Current Liabilities                                                        7,416,388
                                                                             -------------

Commitments and Contingencies (See Note 11)

Series B 7% Redeemable Convertible Preferred Stock net of beneficial conversion feature, warrants issued and issuance costs - $.002 Par value;
1,250 shares authorized; 700 shares
issued and outstanding - Liquidation Preference of $7,000,000
                                                                                   460,000
                                                                             -------------

Stockholders' Equity:

Preferred Stock - Authorized 1,000,000 Shares,
$.002 Par Value, No Shares Issued                                                       --

Common Stock - Authorized 25,000,000 Shares,
$.002 Par Value, 12,510,690 Shares Issued and Outstanding
                                                                                    25,021

Additional Paid-in-Capital                                                      27,961,003

Accumulated Deficit                                                            (4,020,155)

Less: Treasury Stock at cost, 25,800 shares                                       (28,831)
                                                                             -------------

Total Stockholders' Equity                                                      23,937,038
                                                                             -------------

Total Liabilities and Stockholders' Equity                                   $  31,813,426
                                                                             =============


See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Years ended June 30,
                                                        --------------------
                                                        2004            2003
                                                        ----            ----

Sales                                               $ 25,282,790    $ 22,235,306

Cost of Sales                                         19,390,657      17,106,125
                                                    ------------    ------------

Gross Profit                                           5,892,133       5,129,181

Selling and Administrative Expenses
Paxis Pharmaceuticals, Inc. Start Up Costs             6,197,244              --
Selling and Administrative Expenses                    5,304,234       3,832,885
                                                    ------------    ------------

Total Selling & Administrative Expenses               11,501,478       3,832,885
                                                    ------------    ------------

Operating [Loss] Income                              (5,609,345)       1,296,296
                                                    ------------    ------------

Other Income [Expense]:
Gain on Sale of Equipment                                     --          24,346
Other Income                                             376,120         315,801
Interest Expense                                        (94,632)         (5,057)
Interest and Investment Income                            75,398          28,301
                                                    ------------    ------------

Total Other Income [Expense]                             356,886         363,391
                                                    ------------    ------------

[Loss] Income  Before Income Taxes                   (5,252,459)       1,659,687

Income Tax Expense                                        87,688         765,570
                                                    ------------    ------------

Net [Loss] Income                                    (5,340,147)         894,117
Deemed dividend from beneficial  conversion feature
of SeriesB Preferred Stock                             (960,000)              --
Series B Preferred Stock Dividend                      (101,692)              --
                                                    ------------    ------------

Net [Loss] Income applicable to common shareholders $ 6,401,839)    $    894,117
                                                    ============    ============

Net [Loss] Income Per Common Share:

Basic                                               $      (.58)    $        .12
                                                    ============    ============
Diluted                                             $      (.58)    $        .09
                                                    ============    ============

Weighted Average Common Shares Outstanding            11,107,520       7,765,051
Dilutive Potential Common Shares:
Warrants and Options                                          --       2,636,392
Convertible Preferred Stock                                   --          19,521
                                                    ------------    ------------
Weighted Average Common Shares
Outstanding-assuming dilution                         11,107,520      10,420,964
                                                    ============    ============

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

                                            Series A              Retained
                                           Convertible Additional Earnings                        Total
                           Common Stock    Preferred    Paid-In (Accumulated) Treasury Stock   Stockholders'
                       Shares     Par Value  Stock      Capital   deficit)   Shares      Cost     Equity
                       ------     ---------  -----      -------   --------   ------      ----     ------

Balance-
July 1, 2002           6,228,720  $12,457    $ --    $6,113,582  $1,487,567  25,800  $(28,831)  $  7,584,775

Exercise of Stock
Options for cash       1,185,000    2,370      --       141,255          --      --         --       143,625

Issuance of
Series A non-
redeemable
Convertible
Preferred Stock for
Cash                          --       --      19     8,899,981          --      --         --     8,900,000

Warrants issued in
connection with
issuance of Series
A non-redeemable
Convertible
Preferred Stock               --       --      --       600,000          --      --         --       600,000

Acquisition of
NuCycle Therapy,
Inc. (related party)
for Common
Shares                   368,833      738      --     (115,820)          --      --         --     (115,082)

Acquisition of 50%
of Natex LLC, for
Common Shares          2,458,886    4,918      --     1,593,358          --      --         --     1,598,276

Reduction of paid
in capital due to
common control
accounting related
to common stock
issued in
acquisition of 50%
of Natex, LLC.                --       --      --   (1,598,276)          --      --         --   (1,598,276)

Income Tax Benefit
From Exercise of
Stock Options                 --       --      --       248,000          --      --         --       248,000

Net Income                    --       --      --            --     894,117      --         --       894,117
                      ----------  -------    ----    ----------  ----------  ------  ---------  ------------

Balance -
June 30, 2003         10,241,439   20,483      19    15,882,080   2,381,684  25,800   (28,831)    18,255,435
                      ----------  -------    ----    ----------  ----------  ------  ---------  ------------


See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
JUNE 30, 2004 AND 2003 (Continued)
--------------------------------------------------------------------------------

                                            Series A                Retained
                                           Convertible  Addt'l      Earnings                          Total
                            Common Stock   Preferred   Paid-In    (Accumulated)   Treasury Stock   Stockholders'
                         Shares   Par Value  Stock     Capital      Deficit)    Shares     Cost       Equity
                         ------   ---------  -----     -------      --------    ------     ----       ------

Balance-
June 30, 2003           10,241,439  $20,483   $ 19  $15,882,080  $  2,381,684  25,800  $(28,831)  $ 18,255,435

Exercise of Stock
Options for Cash           262,000      524     --      363,796            --      --         --       364,320

Reduction of paid in
capital due to common
control accounting
related to acquisition of
47% of Paxis, Inc.              --       --     --  (2,956,068)            --      --         --   (2,956,068)

Acquisition of 3% of
Paxis, Inc.                 66,666      133     --      542,595            --      --         --       542,728

Acquisition of new
product lines              203,085      406     --    1,725,004            --      --         --     1,725,410

Beneficial conversion,
warrants and additional
investment rights in
connection of issuance
of series B Redeemable
Convertible Preferred
Stock net of issuance
costs of $581,948               --       --     --    6,918,052            --      --         --     6,918,052

Issuance of Common
Stock for Cash             500,000    1,000     --    4,988,000            --      --         --     4,989,000

Conversion of Series A
Preferred Stock to
Common Stock             1,187,500    2,375   (19)      (2,356)            --      --         --            --

Conversion of Series B
Preferred Stock to
Common Stock                50,000      100     --      499,900            --      --         --       500,000

Dividends Paid on
Series B Preferred
Stock                           --       --     --           --     (101,692)      --         --     (101,692)

Deemed dividend from
beneficial conversion
feature of Series B
Preferred stock                 --       --     --           --     (960,000)      --         --     (960,000)

Net Loss                        --       --     --           --   (5,340,147)      --         --   (5,340,147)
                        ----------  -------  -----  -----------  ------------  ------  ---------  ------------

Balance-
June 30, 2004           12,510,690  $25,021  $  --  $27,961,003  $(4,020,155)  25,800  $(28,831)  $ 23,937,038
                        ==========  =======  =====  ===========  ============  ======  =========  ============


See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            Years ended June 30,
                                                                            --------------------
                                                                            2004            2003
                                                                            ----            ----
Operating Activities:

  Net [Loss] Income                                                    $ (5,340,147)     $   894,117
                                                                        -------------    -----------

  Adjustments to Reconcile Net [Loss] Income to Net Cash
    [Used for] Operating Activities:

    Depreciation and Amortization                                            952,531         455,616

    Deferred Income Taxes                                                      8,000          27,000

    Allowance for Inventory                                                   10,000          10,000

    Bad Debt Expense                                                          10,000           7,683

    Write off of deposit of inventory                                      1,348,507              --

    Gain on Sale of Fixed Assets                                                  --        (24,346)

  Changes in Assets and Liabilities (excludes impact of acquisitions)

  [Increase] Decrease in:

    Accounts Receivable                                                    (485,112)         403,557

    Inventories                                                          (2,376,112)      1,604,364)

    Due from Paxis Pharmaceuticals, Inc. related party                     (908,000)              --

    Due to NuCycle Therapy, Inc. related party                                    --          92,646

    Prepaid Expenses and Other Current Assets                                260,907       (490,968)

    Security Deposits and Other Assets                                         6,548       (109,807)

  [Decrease] Increase in:

    Accounts Payable                                                       (756,153)         145,755

    Income Taxes Payable                                                      21,756         195,507

    Accrued Expenses and Other Liabilities                                    30,585       (176,180)
                                                                       -------------     -----------

  Total Adjustments                                                      (1,876,543)     (1,067,901)
                                                                       -------------     -----------

  Net Cash - Operating Activities                                        (7,216,690)       (173,784)
                                                                       -------------     -----------

  Investing Activities:

    Proceeds from Sale of Fixed Assets                                            --          40,000

    Loans to Stockholders                                                         --           3,564

    Investment in Joint Venture                                             (96,022)              --

    Note Receivable                                                               --       (400,000)

    Acquisition of product line                                            (872,470)              --

    Purchase of Intangibles                                                (750,000)              --

    Acquisition of Paxis, less cash received                               (483,256)              --

    License Fee                                                             (90,000)              --

    Purchase of Property and Equipment                                   (3,519,586)       (397,604)
                                                                       -------------     -----------

  Net Cash-Investing Activities                                          (5,811,334)       (754,040)
                                                                       -------------     -----------

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
--------------------------------------------------------------------------------

                                                                            Years ended June 30,
                                                                            --------------------
                                                                            2004            2003
                                                                            ----            ----
Financing Activities:

   Exercise of Stock Options                                            $    364,320    $    143,625

   Patents                                                                        --       (355,000)

   Proceeds from Notes Payable                                                             2,255,954

   Repayment of Notes Payable                                                            (2,273,688)

   Dividends Paid                                                          (101,692)              --

   Issuance of Series B Redeemable Preferred Stock                         6,918,052              --

   Issuance of Common Stock                                                4,989,000              --

   Issuance of non-redeemable Convertible Preferred Stock and Warrants            --       9,500,000
                                                                        ------------    ------------

Net Cash-Financing Activities                                             12,169,680       9,270,891
                                                                        ------------    ------------

Net [Decrease] Increase in Cash and Cash Equivalents                       (858,344)       8,343,067

Cash and Cash Equivalents - Beginning of Periods                          10,406,390       2,063,323
                                                                        ------------    ------------

Cash and Cash Equivalents - End of Periods                              $  9,548,046    $ 10,406,390
                                                                        ============    ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:

Interest                                                                $     85,241    $      5,057

Income Taxes                                                                  98,625         524,836

Supplemental Schedule of Non-cash transactions:

Common stock issued for acquisition of NuCycle Therapy, Inc.                            $    175,196

Common stock issued for acquisition of Natex, LLC                                       $  1,598,276

Common stock issued for acquisition of 3% Paxis Pharmaceutical, Inc.    $    542,728

Common stock issued for acquisition of new product line                 $  1,725,410

Deemed dividend from beneficial conversion feature of Series B
Preferred stock                                                         $    960,000


See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[1] Business

As of February 13, 2003, the Company amended its corporate charter and changed its name to "Integrated BioPharma, Inc."(formerly Integrated Health Technologies, Inc.). Effective April 16, 2003, the Company began trading on the American Stock Exchange using the symbol INB for its common stock.

Integrated BioPharma, Inc. (the "Company") is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. Its customers are located primarily throughout the United States.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense, including capital leases, was $753,389 and $395,616 for the years ended June 30, 2004 and 2003, respectively.

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

Revenue Recognition- The Company recognizes revenue upon shipment of the product. The Company's Paxis subsidiary has completed its renovation of the manufacturing facilities and has not recognized any income to date. The Company believes that recognizing revenue at shipment is appropriate because the Company's sales policies meet the four criteria of SAB 101 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred,
(iii) the seller's price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms, which are F.O.B shipping point with the title and risk of loss passing to the customer at point of shipment. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $240,000 and $315,801 for the years ended June 30, 2004 and 2003 respectively. Such is included in "Other income."

Investment in Joint Venture - Paxis has entered into a joint venture as of July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian bio-mass and the joint venture processes it, using Paxis' extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis' requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The joint venture may sell extract and intermediate products to third parties. The Company has a 50% interest in this joint-venture. The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of June 30, 2004, the $96,022 represents the Company's investment. The Company can give no assurance that the joint venture can be operated successfully. The investment in the joint venture is reflected using the equity method.

Goodwill and Other Intangible Assets - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized against earnings, but instead tested for impairment at least annually based on a fair-value approach as described in SFAS 142. The Company performed the annual test as of May 13, 2004, and determined that there were no indications of goodwill impairment.

Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Other Intangible assets consist of intellectual property, trademarks, license fees, and unpatented technology. Amortization is being recorded on the straight line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives.

Long-Lived Assets - The Company reviews the carrying values of its long-lived assets for possible impairment whenever circumstances indicate the carrying amount of an asset may not be recoverable.

Research and Development Costs - Research and Development costs are expensed as incurred. The Company incurred $37,672 in 2004 and $50,000 in 2003 in research and development expenses due to the acquisition of NuCycle Therapy, Inc. in February of 2003.

Advertising- Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $175,728 and $9,395 for the years ended June 30, 2004 and 2003.

Stock-Based Compensation- The Company has elected to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

At June 30, 2004, the Company has one stock-based compensation plan, which is described more fully in Note 14A. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation is as follows:

                                                           Year Ended June 30,
                                                           -------------------
                                                           2004           2003
                                                           ----           ----

Net (loss) income available to common stockholders,
as reported                                           $ (6,401,839)    $ 894,117
Add: Stock-based employee compensation
expense included in net income (loss), net of related
tax effects
                                                                 --           --
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                              (4,075,449)    (262,535)
                                                      -------------    ---------

Pro forma net (loss) income available to common
stockholders
                                                      $(10,477,288)    $ 631,582
                                                      =============    =========

Earnings per share:
  Basic - as reported                                 $      (0.58)    $     .12
                                                      =============    =========

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

  Basic - pro forma                                   $     (0.94)    $      .08
                                                      ============    ==========

  Diluted - as reported                               $     (0.58)    $      .09
                                                      ============    ==========

  Diluted - pro forma                                 $     (0.94)    $      .06
                                                      ============    ==========

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee's stock options under the fair-value method. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30:

                                2004             2003
                                ----             ----

Risk-free interest rate         4.0%             4.0%
Expected volatility             110%             116.7%
Dividend yield                  --               --
Expected life                   10 years         9.1 years

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

Earnings Per Share - In accordance with FASB Statement No. 128, "Earnings Per Share,", basic earnings per common share are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to antidilution limitations.

As of June 30, 2004, options and warrants with exercise prices below average market price in the amount of 4,962,621 shares and Convertible Series B Preferred Stock in the amount of 7,000,000 shares were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented.

As of June 30, 2004 and 2003, options and warrants to purchase 1,321,000 shares and 707,597 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater that the average market price of the common shares.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (FIN 46R) which is effective for the first reporting period that ends after December 15, 2004. This interpretation changes the method of determining whether certain entities should be included in the Company's consolidated financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company has determined that there is no impact from the adoption of this statement.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. The Company considered this statement in connection with the Preferred Stock issued during fiscal 2004. See Note 13F - Equity Transactions.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 ("EITF 03-06"), "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. Adoption of EITF 03-01 will not have a material impact on the Company's consolidated financial position or results of operations.


[3] Goodwill and other Intangible Assets

In accordance with SFAS No. 142, goodwill is not amortized. The Company completed its annual impairment test prescribed by SFAS 142 at May 13, 2004 and concluded that no impairment of goodwill existed.

At June 30, 2004, goodwill consisted of:

Goodwill - Paxis acquisition                    $ 542,728
Goodwill - Aloe acquisition                       145,410
                                                ---------
Total                                           $ 688,138
-----                                           =========

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[3] Goodwill and other Intangible Assets [Continued]

At June 30, 2004 intangible assets are made up of the following:

                            Gross Carrying  Accumulated
                                Amount     Amortization      Net
                                ------     ------------      ---

Intellectual Property        $ 1,327,455    $  86,913    $ 1,240,542
License Fee                  $    90,000    $   9,000    $    81,000
Trade Names                  $ 1,508,000    $  50,267    $ 1,457,733
Unpatented Technology        $   547,000    $ 100,000    $   447,000
License Agreement - Aloe     $   347,000    $  14,020    $   332,980
                             -----------    ---------    -----------

Total                        $ 3,819,455    $ 260,200    $ 3,559,255
                             ===========    =========    ===========

Amortization expense recorded on the intangible assets for the years ended June 30, 2004 and 2003 was $200,200 and $60,000 respectively. Amortization expense is recorded on the straight line method of periods ranging from 10 years to 20 years.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:


           Amortization
June 30,     Expense
--------   -----------

2005       $   278,176
2006           278,176
2007           278,176
2008           278,176
2009           278,176
Thereafter   2,168,375
           -----------
Total      $ 3,559,255
           ===========


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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[4] Inventories


Raw Materials                                      $  5,033,297
Work-in-Process                                         550,177
Finished Goods                                        1,492,656
                                                   ------------

Total                                              $  7,076,130
-----                                              ============


[5] Property and Equipment

Land and Building                                  $  1,250,000
Leasehold Improvements                                2,239,384
Machinery and Equipment                               7,040,511
Machinery and Equipment Under Capital Leases            193,086
Transportation Equipment                                 37,714
                                                   ------------

Total                                                10,760,695
Less: Accumulated Depreciation and Amortization       3,903,713
                                                   ------------

Total                                              $  6,856,982
-----                                              ============


[6] Notes Payable

Notes Payable are summarized as follows at June 30, 2004:

Commerce Bank  (a)         $        --
Bank of America (b)          4,500,000
                           -----------

Total                        4,500,000
Less: Current Portion        4,500,000
                           -----------
Non-current Portion        $        --
-------------------        ===========

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

On November 14, 2003 the Company signed a letter of credit agreement in the amount of three hundred thousand dollars ($300,000) in favor of the Royal Bank of Canada. The principal amount of the letter of credit agreement has been carved out of the revolving credit note of $1,000,000. On April 20, 2004 the Company terminated the letter of credit.

(b) Revolving line of credit loan provided by Bank of America dated August 6, 2003 in the amount of $4,500,000 with interest at a variable rate. The loan was due on September 4, 2004 and subsequently has been renewed through September 2005. The loan is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. At June 30, 2004 the interest rate was 2.59%.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[7] Loan Payable-Trade Investment Services, related party

Demand loan in the amount of $172,260 provided by Trade Investment Services, LLC ("TIS"), a related party. The members of TIS are all shareholders and members of the board of directors of the Company. The loan is dated July 1, 2002 with interest at 9%. Interest for the twelve months ended June 30, 2004 has been waived.

[8] Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 2004 follow:


 Current assets and liabilities
   Net operating loss                   $  1,025,000
   Allowance for doubtful account             17,000
   Allowance for obsolete inventory            8,000
   Inventory overhead capitalization          54,000
   Valuation allowance                   (1,025,000)
                                        ------------

   Net current deferred tax asset       $     79,000
                                        ============


Long-Term assets and liabilities
  Start-up expenses                     $  1,043,000
  Depreciation                                50,000
  Less valuation allowance               (1,043,000)
                                        ------------

Net long-term deferred tax asset        $     50,000
                                        ============

Certain tax benefits for option exercises totaling $367,906 are deferred and will be credited to additional-paid-in-capital when existing net operating losses are used. Net operating losses of approximately $3,013,000 will expire in 2024 for federal purposes and 2011 for state purposes. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to options are assured, a valuation allowance equaling the net operating loss is being provided.

The provision for income taxes consists of the following:

                                               June 30,
                                               --------
                                           2004        2003
                                           ----        ----

Deferred tax                             $  8,000    $  27,000
Current tax expense                        79,688      738,570
                                         --------    ---------
                                         $ 87,688    $ 765,570
                                         ========    =========



A reconciliation of the statutory tax rate to the effective tax rate for the year ended June 30 is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[8] Income Taxes [Continued]

                                                 2004       2003
                                                 ----       ----

Computed provision at the statutory tax           0%        34%
State tax rate, net of federal benefit            0          6
Non-deductible expenses                           2          5
Other                                             0          1
                                                 ---        ---
                                                  2%        46%
                                                 ===        ===

[9] Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the years ended June 30, 2004 and 2003 was $99,858 and $77,747 respectively.

[10] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk-Cash- The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2004, the Company's uninsured cash balances totaled approximately $8,950,000.

[B] Concentrations of Credit Risk-Receivables- The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances at June 30, 2004 is $80,601. The Company's bad debt expense for the years ended June 30, 2004 and 2003 respectively were $5,858 and $7,683.

[C] Major Customer - For the years ended June 30, 2004 and 2003 approximately 58% or $14,700,000 and 65% or $14,500,000 of revenues were derived from one customer. The loss of this customer would have an adverse affect on the Company's operations. In addition, for the years ended June 30, 2004 and 2003, an aggregate of approximately 13% and 10%, respectively, of revenues were derived from one other customer; no other customers accounted for more than 10% of consolidated sales for the years ended June 30, 2004 and 2003. Accounts receivable from these customers comprised approximately 57% and 60% of total accounts receivable at June 30, 2004 and 2003, respectively.

[D] Major Supplier - All of the Biomass used by Paxis Pharmaceuticals, Inc. in the production of Paclitaxel is acquired from one supplier. The loss of this supplier would have an adverse effect on the Company. For the eleven months ended June 30, 2004, this supplier accounted for approximately $2,200,000 of Biomass purchased.

[11] Commitments and Contingencies

[A] Leases

Related Party Leases- Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease provides for minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. Rent expense for the years ended June 30, 2004 and 2003 on this lease was $490,000 and $474,000 respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[11] Commitments and Contingencies [Continued]

Other Lease Commitments- The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the eleven months ended June 30, 2004 was $318,513. There were no corresponding expenses in 2003 because the manufacturing and office facility was not a part of the consolidated group.

The Company leases warehouse and office facilities through March 31, 2006. The lease was effective on March 6, 2004 and provides for a minimum monthly rental of $5,925 in year one and $6,133 in year two.

The Company leases office space through September 30, 2005. The lease was effective on June 1, 2004, and provides for a minimum monthly rental of $2,248.

The Company leases warehouse equipment expiring through 2007 providing for an annual rental of $15,847 and office equipment expiring through 2006 providing for an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2006.


The minimum rental commitment for long-term non-cancelable leases is as follows:

                         Related
  Year Ending             Lease      Party Lease
   June 30,             Commitment   Commitment        Total
   --------             ----------   ----------        -----

2005                    $ 416,886    $   323,559    $   740,445
2006                      309,137        323,559        632,696
2007                       15,310        323,559        338,869
2008                           --        323,559        323,559
2009                           --        323,559        323,559
Thereafter                     --      1,914,391      1,914,391
                        ---------    -----------    -----------

Total                   $ 741,333    $ 3,532,186    $ 4,273,519
-----                   =========    ===========    ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $955,868 and $570,000 for the years ended June 30, 2004 and 2003, respectively. Rent expense is stated net of sublease income of approximately $9,500 and $11,000 for the years ended June 30, 2004 and 2003, respectively.

[B] Consulting Agreement - On February 10, 2004, the Company entered into a one year consultant agreement with an investor relation's consultant. The Company is obligated to pay $10,000 per month for the length of the agreement. In addition, the Company will issue to the consultant 36,000 shares of Common Stock. On July 13, 2004 the Company terminated the agreement. Under the terms of the termination agreement the Company will not be obligated to pay the $10,000 per month fee after July 15, 2004. Additionally the Company will issue to the consultant 27,000 shares of common stock in lieu of the original 36,000 shares.

[C] Development and Supply Agreement- On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ("Herbalife") whereby the Company will develop, manufacture

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[11] Commitments and Contingencies [Continued]

and supply certain nutritional products to Herbalife which, agreement was renewed through December 31, 2006. The agreement provides that Herbalife is required to purchase a minimum quantity of Supplied Products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount, then Herbalife will be entitled to certain rebates of an amount not exceeding $300,000 per year. For the fiscal year ended June 30,2004, there were no rebates due.

[D] Collaboration Agreement-Effective December 23, 2003 the Company entered into a collaboration agreement with the Institute For Cancer Prevention, Inc. (the "Institute"). The Company and the Institute will jointly research, develop and test compounds for anti-carcinogenic activity. Under the agreement, the Company has the exclusive rights to commercialize the compounds resulting from the research and development collaboration. The Institute will receive a fee payment of one percent (1%) of net sales for any products developed pursuant to this agreement.

[E] Intellectual Property Agreement - In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $2,500,000 for services to be performed by Fraunhofer USA, Inc. over a five year period.

[F] Legal Proceedings -NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the United States District Court for the Southern District of New York. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5 million. On August 18, 2004, the Company removed this action to federal court. The plaintiffs have moved to have the matter remanded to state court. The Company plans to file a motion to dismiss and to defend vigorously the claims in this lawsuit.

Wolfe Axelrod Weinberger Associates, LLC v. Integrated BioPharma, Inc., pending before the American Arbitration Association. On July 2, 2004, Wolfe Axelrod Weinberger Associates, LLC, a company which had provided investor relations services to the Company in 2000 and 2001, served a Demand for Arbitration and a Statement of Claim alleging that the Company had failed to include Company securities held by Wolfe in the Company's Registration Statement filed with the United States Securities and Exchange Commission in May 2004 and that the Company was required to register such shares based on an agreement between the parties. The complaint seeks the registration of the securities and damages of more than $1.2 million. The Company is preparing a response to the allegations and intends to defend vigorously the claims in this arbitration.

Body Systems Technology, Inc. v. Dynamic Health Laboratories, Inc., Discount Natural Foods, Inc., Aloe Commodities International, Inc., Integrated BioPharma, Inc., and Vitacost.Com, Inc.; pending in the United States District Court for the Middle District of Florida, Civil Action No. 6:04-CV-474-Orl-22 (JGG). Plaintiff commenced this action on or about April 26, 2004, alleging trademark infringement of its "Polynesian Noni Juice" trademark by the Company's use of its "Naturally Noni" trademark. The Company has moved to dismiss the complaint based on plaintiff's failure to plead sufficient facts to establish a likelihood of confusion with the alleged trademark and secondary meaning of the alleged trademark. The motion to dismiss is still pending.

[12] Related Party Transactions

The Company has two consulting agreements with the brothers of the Company's Chairman of the Board. One agreement is on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the years ended June 30, 2004, and June 30, 2003 was $13,200 for each year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[12] Related Party Transactions [Continued]

The second agreement is with EVJ, LLC a limited liability company controlled by Robert Kay, an employee of the Company. The total consulting expense under this agreement was $165,000 for the year ended June 30 2004.

See Note 11 - Leases for related party lease transactions. See Note 7 - Note Payable related party.

[13] Equity Transaction

[A] Stock Option Plan and Warrants - The Company has adopted a stock option plan for the granting of options to employees, officers, directors and consultants of the Company that originally provided to purchase up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. During fiscal year 2004, the Board of Directors and stockholders approved an additional 2,000,000 common stock shares available for grant, for a total of 9,000,000 shares of common stock available for grant. Stock option grants may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten year periods, except that options granted to a 10% stockholder (as defined) are limited to five year terms.

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

On May 3, 2004, the Company granted 10,000 non-statutory stock options for a period of ten years at an exercise price equal to the market price of $14.90 on the date of grant.

All of the above options vest twelve months from the date of issuance.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[13] Equity Transactions [Continued]

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:


                                             Weighted               Weighted      Stock
                                             Average                Average      Options
                                             Exercise  Number of    Exercise    Available
                                 Options      Price    Exercisable   Price      for Grant
                                 -------      -----    -----------   -----      ---------

Outstanding
  June 30, 2002                  4,845,201    $ 0.92    3,715,201    $ 1.18      2,154,799

    Granted                      1,693,000      0.59                           (1,693,000)
    Exercised                  (1,185,000)      0.12
    Terminated                   (235,000)      1.27                               235,000
                               -----------                                     -----------

Outstanding
  June 30, 2003                  5,118,201      0.99    3,425,201      1.18        696,799

   Additional shares reserved                                                    2,000,000
    Granted                        937,666      9.97                             (937,666)
    Exercised                    (262,000)      1.40
    Terminated                   (110,606)      1.70                               110,606
                               -----------                                     -----------

Outstanding
  June 30, 2004                  5,683,261    $ 2.41    4,745,595    $ 0.91      1,869,739
                               ===========    ======    =========    ======    ===========

Weighted-average fair value of options granted during the year   2004      2003
                                                                 ----      ----

Where exercise price equals stock price                          9.86       .36
Where exercise price exceeds stock price                        10.89       .68
Where stock price exceeds exercise price                           --        --

Following is a summary of the status of stock options outstanding at June 30, 2004:

                                 Outstanding Options                    Exercisable Options
                                 -------------------                    -------------------

                                Weighted Average Weighted Average
  Exercise                         Remaining        Exercise                    Weighted Average
 Price Range          Number    Contractual Life     Price         Number       Exercise Price
 -----------          ------    ----------------     -----         ------       --------------
$  0.08                 25,000        7.3            0.08            25,000          0.08
$  0.33 - 0.36       1,060,000        8.1            0.34         1,060,000          0.34
$  0.50 - 0.55       1,495,000        4.8            0.53         1,495,000          0.53
$  0.75 - 0.85       1,333,000        6.8            0.80         1,333,000          0.80
$  1.10                 75,000        1.0            1.10            75,000          1.10
$  1.50 - 1.65         219,998        4.3            1.50           219,998          1.50
$  1.75                 25,000        1.0            1.75            25,000          1.75
$  3.50 - 3.85         512,597        2.3            3.55           512,597          3.55
$  7.90                 41,666        9.3            7.90                 0             0
$  9.90 - 10.89        886,000        9.4           10.01                 0             0
$ 14.90                 10,000        9.8           14.90                 0             0
---------------      ---------        ---           -----         ---------           ---
$  0.05 - 14.90      5,683,261        6.1            2.41         4,745,595           .91

                                      F-22

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[13] Equity Transactions [Continued]

As of June 30, 2004, the Company has 600,000 warrants outstanding to purchase shares of common stock at prices ranging from $5.40 to $14.00. All outstanding warrants are currently exercisable.

[B] Paxis Acquisition - On July 22, 2003 the Company completed its acquisition of ninety-seven (97%) percent of the shares of common stock of Paxis Pharmaceuticals, Inc. a Delaware corporation ("Paxis") based in Boulder, Colorado. Paxis was organized to manufacture and distribute cGMP API Paclitaxel, a leading cancer therapy drug. The Company acquired 47% of the shares of Paxis in exchange for its 50% interest in Natex Georgia LLC, a company organized in the Republic of Georgia to harvest from Georgian government lands organic biomass from which Paclitaxel is made. The Company acquired 50% of the shares of Paxis from Trade Investment Services, LLC, which funded Paxis' and Natex's development pursuant to the terms of a certain Purchase Agreement dated as of February 1, 2003 (the "Purchase Agreement"), in consideration for TIS receiving from the Company $500,000 and twenty-five (25%) of the after-tax profits of Paxis until TIS has received an additional $49,500,000.

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

E. Gerald Kay, the Chief Executive Officer of INB and beneficial owner of approximately fifty percent (50%) of the stock of INB (or, approximately sixty-two percent (62%) if family trusts of which he is a trustee are attributed to him), is the owner of one-third (1/3) of the equity of TIS. Robert Kay, the brother of E. Gerald Kay a director of INB, is also the owner of one-third (1/3) of the equity of TIS. Carl DeSantis who is a director of INB, is the owner of one-third (1/3) of the equity of TIS.

[C] Acquisitions-Agrolabs, Inc. Transaction - On October 22, 2003, the Company completed the acquisition of various assets related to the Naturally Aloe(TM), Naturally Noni(TM) and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records. Pursuant to the terms of a purchase agreement dated October 22, 2003 by and between the Company and Aloe, the purchase price for the Transferred Assets was $2,597,880, with $872,470 paid at closing and $1,725,410 paid in 203,085 shares of the Company's common stock valued on the basis of the average closing price as reported on the American Stock Exchange for the five
(5) trading days immediately preceding the closing date and five (5) trading days after. Such shares shall be held in escrow for a period of one (1) year from the closing date and released pursuant to the terms of and Escrow Agreement between and among the Company, Aloe and Vial, Hamilton, Koch & Knox, L.L.P. The allocation of the purchase price was as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[13] Equity Transactions [Continued]

Inventory, Trade Receivables and Prepaid Items       $   597,470
Trade Names                                            1,508,000
Goodwill                                                 145,410
License Agreement                                        347,000
                                                     -----------
Total                                                $ 2,597,880
                                                     ===========


[D] Series A Non-redeemable Convertible Preferred Stock and Private Placement

On June 25, 2003, the Company raised $9,500,000 in net proceeds from the sale of 9,500 shares of the Company's Series A Preferred Stock and warrants to purchase 175,000 shares of the Company's common stock, in a private placement. The warrants have an exercise price of $5.40 per share and expire on June 25, 2007. As of June 30, 2004, all of the warrants were vested and none were exercised.

The fair value of the warrants, as determined using a Black-Scholes option pricing model, was approximately $600,000 and was allocated from the gross proceeds and recorded as additional paid-in capital on the balance sheet.

Investor Rights Agreement - In connection with the sale of the aforementioned Series A Preferred Stock, the Company entered into an investors rights agreement which provides for certain "Piggyback Registration" rights and "Demand Registration" rights after January 1, 2004.

On June 25, 2003, the Company established a new series of Preferred Stock consisting of 20,000 shares of Series A non-redeemable Convertible Preferred Stock (the "Series A Preferred Stock") as part of the above private placement.

Rights, preferences and privileges of the Series A Preferred Stock are as follows:

Dividends - On each of July 1, 2004, July 1, 2005, and July 1, 2006, the holders of the Series A Preferred Stock are entitled to receive in preference to the payment of dividends to any holders of Common Stock, a dividend, payable in cash or in kind at the option of the Company, equal to $40 per share of Series A Preferred Stock, when and as declared by the Board of Directors. After June 30, 2006, dividends will no longer accrue.

Conversion -The Series A Preferred Stock shall be convertible into Common Stock, as follows:
Each share of Series A Preferred Stock shall be convertible, at the option of the holder at any time after the date of issuance of such shares through June 30, 2006. Each share shall be convertible into the number of shares of Common Stock which results from dividing $1,000 by the conversion price per share in effect at the time of conversion. The conversion price per share of Series A Preferred Stock ("Conversion Price") shall be $8 through June 30, 2004, $12 from July 1, 2004 through June 30, 2005 and $16 from and after July 1, 2005.

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

On June 28, 2004, all of the shares of the Series A Preferred Stock were converted at the election of the Investor into 1,187,500 shares of common stock. At June 30, 2004, no shares of the Series A Preferred Stock were outstanding and

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[13] Equity Transactions [Continued]

since all shares had been converted, no dividend payment is required at July 1, 2004. Therefore, the Company reversed the $285,000 of Series A Preferred Stock accretion of dividends that was recorded as of March 31, 2004.

[E] Series B Redeemable Convertible Preferred Stock and Private Placement

On April 20, 2004, the Company raised $7,500,000 in gross proceeds from the sale of 750 shares of the Company's Series B Redeemable Convertible Preferred Stock, par value $.002 per share (`the "Series B Preferred Shares'), at a purchase price of $10,000 per share.

Dividends of the Series B Preferred Shares are 7% per annum, payable by the Company in cash or, in certain instances, in shares of the Company's Common Stock, par value $.002 per share (the "Common Stock"). Accordingly, the Company paid $101,692 in dividends for fiscal 2004. The Series B Preferred Shares are convertible at the option of each Investor into shares of Common Stock at a conversion price of $10.00 per share, subject to anti-dilution and other customary adjustments. Upon conversion, the Investors would receive an aggregate of 750,000 shares of Common Stock. The Company also has the option to force such conversion in the event that it meets certain performance milestones. The Series B Preferred Shares are redeemable by the Company on the third anniversary of issuance. The Investors can also force redemption upon the occurrence of certain events of default.

The Company also issued to the Investors warrants (the "Warrants") to purchase an aggregate of 375,000 shares of Common Stock, exercisable over a five-year period. The exercise price is $14.00 per share, subject to anti-dilution and other customary adjustments. Assuming no such adjustments, the exercise of all Warrants could result in additional gross proceeds to the Company of $5,250,000. The Warrants are callable by the Company in the event that it meets certain performance milestones.

Finally, the Company issued Additional Investment Rights to the Investors, entitling them over the next 18 months to purchase an aggregate of 375 additional Series B Preferred Shares (convertible into 375,000 shares of Common Stock) and Warrants to purchase an additional 187,500 shares of Common Stock. The Series B Preferred Shares and Warrants issuable upon exercise of the Additional Investment Rights have the same terms as the securities issued at closing. Assuming no anti-dilution or other adjustments, the exercise of all Additional Investment Rights followed by the exercise of all Warrants issuable upon exercise of the Additional Investment Rights could result in additional gross proceeds to the Company of $6,375,000.

The Company recorded the relative fair value of all of the warrants and Additional Investment Rights in connection with this transaction of $2,904,400 against the amount of the redeemable convertible preferred stock as of April 20, 2004, which was calculated using the Black-Scholes valuation method, as well as $4,595,600 of a beneficial conversion feature in accordance with EITF 00-27 and such amounts are being accreted over the three year period until the mandatory redemption date of the Preferred Stock, the third anniversary of closing. The Company recorded accretion of $960,000 in fiscal 2004.

The Company has agreed to register the Common Stock underlying the Series B Preferred Shares and the Warrants, including the Series B Preferred Shares and the Warrants issuable upon exercise of the Additional Investment Rights, for resale under the Securities Act of 1933 and applicable state securities laws.

[F] Common Stock Private Placement

On May 3, 2004, the Company raised $5,000,000 in net proceeds from the sale of 500,000 shares of the Company's common stock, par value $.002 per share, to one Investor, at a purchase price of $10.00 per share. The Company also issued to the Investor a warrant to purchase 50,000 shares of common stock , exercisable over the next five-year period with an exercise price of $14.00 per share.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[13] Equity Transactions [Continued]

[G] Treasury Stock Purchases - On June 25, 2004 Integrated BioPharma, Inc. adopted a stock repurchase plan giving management authority to purchase up to $3 million worth of the Company's stock in open market transactions or privately negotiated transactions at the Company's discretion. As of June 30, 2004 no purchases were made.

[14] Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. All consolidated items are included in Other.

The Company has divided its operations into two reportable segments as follows:
Sales of vitamins and nutritional supplements and sales of its pharmaceutical drug Paclitaxel. Because Paxis Pharmaceuticals, Inc. was not acquired until fiscal 2004, the Company operated one business segment in fiscal 2003. The international sales for fiscal 2003 were $1,616,049.

Financial information relating to fiscal 2004 operations by business segment follows:

                                       Nutraceutical       Pharmaceutical
Revenues
   U.S. Customers                       $20,860,038         $         --
   International                          4,422,752                   --
                                        -----------         ------------

Total Revenues                           25,282,790                   --

Segment operating profit/(loss)             587,899          (6,197,244)
Depreciation                                448,787              304,602
Capital Expenditures                        754,167            2,765,419
Total assets                             23,815,154            7,998,272


[15] Subsequent Event

Treasury Stock Purchases - On June 25, 2004 Integrated BioPharma, Inc. adopted a stock repurchase plan giving management authority to purchase up to $3 million worth of the Company's stock in open market transactions or privately negotiated transactions at the Company's discretion. As of September 2004, the Company has purchased an aggregate of 9,100 shares of its common stock at a total price of $75,509 during fiscal 2005.

Hauser Contract Research Organization - On September 16, 2004 the Company completed the purchase of substantially all of the assets of Hauser Technical Services, Inc. (dba Hauser CRO), including substantially all of its laboratories, development and manufacturing facilities and equipment. The total purchase price was approximately $1,600,000.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date: September 28, 2004                 By: /s/ E. Gerald Kay
                                         ---------------------
                                         E. Gerald Kay,
                                         Chief Executive Officer

Date: September 28, 2004                 By: /s/ Eric Friedman
                                         ---------------------
                                         Eric Friedman,
                                         Chief Financial Officer