Form 10KSB/A
INTEGRATED BIOPHARMA INC
filed 2004-11-10
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------


                                  FORM 10-KSB/A
                                 Amendment No. 1

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

    Title of Each Class               Name of Each Exchange on Which Registered
    Common Stock, $.002                        American Stock Exchange
    par value per share

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

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:


          Class                                  Outstanding at August 27, 2004
Common Stock, $.002 par value                          12,505,990 Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III is incorporated by reference from certain portions of a definitive Proxy Statement which was filed by the Registrant with the U.S. Securities and Exchange Commission on October 29, 2004.

                                EXPLANATORY NOTE

This amendment to our Annual Report on From 10-KSB for the year ended June 30, 2003 is being filed to amend and replace items 9 and 13 of Part III of the Annual Report on Form 10-KSB.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. This Code of Ethics applies to our chief executive officer and our senior financial officers. A copy of this Code of Ethics is filed as an exhibit to this Annual Report.

The remaining information required by item 9 is incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders, which was filed with the U.S. Securities and Exchange Commission on October 29, 2004.

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

 3.2  By-Laws of Registrant (5)

 4.1 Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (4).

 4.2 Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock of Integrated BioPharma, Inc. dated April 20, 2004 (6).

 4.3 Form of Warrant for Series B Redeemable Convertible Preferred Stock investors (6).

 4.4 Form of Additional Investment Right for Series B Redeemable Convertible Preferred Stock investors (6).

10.1 Lease Agreement, dated August 3, 1994, between the Company and Hillside 22 Realty Associates, L.L.C. (7)

10.2 Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (8)

10.3 Manufacturing Agreement between Chem International, Inc. and Herbalife International of America, Inc. dated April 9, 1998 (9)

10.4  Integrated Health Technologies, Inc. 2001 Stock Option Plan (10)

10.5 Subscription Agreement dated June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (4).

10.6 Investor Rights Agreement dated as of June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (4).

10.7 Warrant Agreement by and between Integrated BioPharma, Inc. and Carl DeSantis dated June 30, 2003 (4)

10.8 Promissory Note dated August 6, 2003 by and between Integrated BioPharma, Inc. and Bank of America (4)

10.9 Securities Purchase Agreement dated April 19, 2004 by and between Integrated BioPharma, Inc. and the Buyers listed therein re: Series B Redeemable Convertible Preferred Stock Offering (6).

10.10 Registration Rights Agreement dated April 19, 2004 by and between Integrated BioPharma, Inc. and the Buyers listed therein re: Series B Redeemable Convertible Preferred Stock Offering (6).

14.1  Code of Business Ethics (11)

21    Subsidiaries of the Registrant (12)

31.1 Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11).

31.2 Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11).

32.1 Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11).

32.2 Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11).

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

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the SEC on May 1, 2002.

(11)  Filed herewith.

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 28, 2004.

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


                                    INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date:  November 9, 2004             By: /s/ E. Gerald Kay
                                    ---------------------
                                    E. Gerald Kay,
                                    Chief Executive Officer



Date:  November 9, 2004             By: /s/ Eric Friedman
                                    ---------------------
                                    Eric Friedman
                                    Chief Financial Officer