Form 10QSB
period 2004-09-30
INTEGRATED BIOPHARMA INC
filed 2004-11-12
CIK 1016504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2004	Commission file number: 000-28876

INTEGRATED BIOPHARMA, INC.

        (Exact name of small business issuer as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Avenue, Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip Code)

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

The number of shares outstanding of the issuer's Common Stock as of October 28, 2004 was 12,589,190 shares.

INTEGRATED BIOPHARMA, INC.

INDEX

Part I:	Financial Information

Item 1:	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	1

	Consolidated Balance Sheet as of September 30, 2004 [Unaudited]	2	...	3

	Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 [Unaudited]	4

	Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2004 [Unaudited]	5

	Consolidated Statements of Cash Flows for three months ended September 30, 2004 and 2003 [Unaudited]	6	...	7

	Notes to Consolidated Financial Statements [Unaudited]	8	...	17

Item 2:	Management's Discussion and Analysis or Plan of Operation	18	...	21

Item 3:	Controls and Procedures	22

Part II:	Other Information	23

Signatures		25

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries as of September 30, 2004 and for the three-month periods then ended. This interim financial information is the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Amper, Politziner & Mattia P.C.
October 22, 2004
Edison, New Jersey

Part 1-FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004
[UNAUDITED]

Assets:

Current Assets:

Cash and Cash Equivalents	$4,600,219

Accounts Receivable - Net	3,177,414

Inventories-Net	8,376,009

Prepaid Expenses and Other Current Assets	1,396,673

Other Assets	274,809

Deferred Income Taxes	80,000

Total Current Assets	17,905,124

Property and Equipment - Net	7,676,804

Other Assets:

Goodwill	688,138
Intangible Assets, Net	3,489,711
Investment in Joint Venture	96,022
Deferred Tax Asset	61,000
Security Deposits and Other Assets	253,460

Total Other Assets	4,588,331

Total Assets	$30,170,259

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2004
[UNAUDITED]

Liabilities and Stockholders' Equity:

Current Liabilities:

Note Payable-Bank	$4,500,000
Accounts Payable	1,875,182
Accrued Expenses and Other Current Liabilities	834,341
Federal and State Income Taxes Payable	75,075
Capital Lease Obligation	6,266
Loan Payable-Trade Investment Services, LLC, related party	172,260

Total Current Liabilities	7,463,124

Commitments and Contingencies (See Note 12)	--

Series B 7% Redeemable Convertible Preferred Stock net of beneficial conversion Feature, warrants issued and issuance costs - $.002 Par Value; 1,250 shares Authorized; 700 shares issued and outstanding - Liquidation Preference of $7,000,000	1,043,000

Stockholders' Equity:

Preferred Stock - Authorized 1,000,000 Shares,$.002 Par Value, No Shares Issued	--
Common Stock - Authorized 25,000,000 Shares,$.002 Par Value, 12,588,190 Shares Issued
and Outstanding	25,176
Additional Paid-in-Capital	28,216,572
Accumulated Deficit	(6,478,274)
Less, Treasury Stock at cost, 34,900 shares	(99,339)

Total Stockholders' Equity	21,664,135

Total Liabilities and Stockholders' Equity	$30,170,259

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]

	Three months ended
	September 30,
	2004	2003

Sales	$6,116,036	$4,980,006

Cost of Sales	5,599,511	3,962,680

Gross Profit	516,525	1,017,326

Selling and Administrative Expenses

Paxis Pharmaceuticals, Inc. Start Up Costs	--	620,307
Selling and Administrative Expenses	2,302,937	1,263,067

Total Selling and Administrative Expenses	2,302,937	1,883,374

Operating [Loss]	(1,786,412)	(866,048)

Other Income [Expense]:

Other Income	40,000	60,000
Consulting Fee Income	4,000	12,000
Interest Expense	(33,699)	(23,679)
Interest and Investment Income	24,246	38,527

Total Other Income	34,547	86,578

[Loss] Income Before Income Taxes	(1,751,865)	(779,470)

Federal and State Income Tax [Benefit]	(253)	(23,175)

Net [Loss]	(1,751,612)	(756,295)

Accretion of Preferred Stock Dividends	--	(95,000)
Deemed dividend from beneficial conversion feature of Series B Preferred Stock	(583,000)	--
Series B Preferred Stock Dividend	(123,507)	--

Net [Loss] applicable to common shareholders	$(2,458,119)	$(851,295)

Net [Loss] Income Per Common Share:

Basic	$(.20)	$(.08)

Diluted	$(.20)	$(.08)

Average Common Shares Outstanding	12,552,698	10,306,335

Dilutive Potential Common Shares:
Warrants and Options	--	--

Average Common Shares
Outstanding-assuming dilution	12,552,698	10,306,335

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
[UNAUDITED]

				Convertible	Additional				Total
	Common Stock		Preferred	Preferred	Paid-In	(Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Stock	Stock	Capital	Deficit)	Shares	Cost	Equity

Balance - July 1, 2004	12,510,690	$25,021	$ --	$ --	$27,961,003	$(4,020,155)	25,800	$(28,831)	$23,937,038

Exercise of Stock Options for cash	50,500	101			69,323				69,424

Issuance of Common Stock for consulting fees	27,000	54			186,246				186,300

Deemed dividend from beneficial conversion feature of Series B Preferred Stock						(583,000)			(583,000)

Dividends Paid on Series B Preferred Stock						(123,507)			(123,507)

Stock Repurchase Plan							9,100	(70,508)	(70,508)

Net Loss for the three months ended September 30, 2004						(1,751,612)			(1,751,612)

Balance- September 30, 2004	12,588,190	25,176	$ --	$ --	$28,216,572	$(6,478,274)	34,900	$(99,339)	$21,664,135

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
[UNAUDITED]

	Three months ended
	September 30,
	2004	2003
Operating Activities:
Net [Loss] Income	$(1,751,612)	$(756,295)
Adjustments to Reconcile Net Income (Loss) to Net Cash
[Used for] Provided by Operating Activities:
Depreciation and Amortization	343,940	109,877
Deferred Income Taxes	(12,000)	(4,000)
Allowance for Inventory	2,500	2,500
Bad Debt Expense	2,500	2,500
Issuance of Common Stock for consulting services	186,300	--

Changes in Assets and Liabilities:
[Increase] Decrease in:
Refundable Federal Income Taxes	--	(44,640)
Accounts Receivable	(754,560)	(137,035)
Inventories	(1,302,379)	652,041
Deposit for Inventory	--	(112,000)
Due From Paxis Pharmaceuticals, Inc. - Related Party	--	(908,000)
Prepaid Expenses and Other Current Assets	(469,963)	(17,983)
Security Deposits and Other Assets	(20,480)	74,839
[Decrease] Increase in:
Accounts Payable	(61,851)	(125,580)
Federal and State Income Taxes Payable	(450)	(17,049)
Accrued Expenses and Other Liabilities	119,810	65,282
Total Adjustments	(1,966,633)	(459,248)
Net Cash - Operating Activities	(3,718,245)	(1,215,543)

Investing Activities:
Investment in Joint Venture	--	(123,879)
Acquisition of Paxis Pharmaceuticals, Inc., less cash received	--	(483,256)
Purchase of Property and Equipment	(1,094,220)	(1,122,509)
Net Cash-Investing Activities	(1,094,220)	(1,729,644)

Financing Activities:
Proceeds from Exercise of Stock Options	69,424	70,300
Dividends Paid	(123,507)	--
Treasury Stock	(70,508)	--
Repayment of Notes Payable	(10,771)	(28,878)
Net Cash-Financing Activities	(135,362)	41,422

Net [Decrease] in Cash and Cash Equivalents	(4,947,827)	(2,903,765)

Cash and Cash Equivalents - Beginning of Periods	9,548,046	10,406,390

Cash and Cash Equivalents - End of Periods	4,600,219	7,502,625

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]

	Three months ended
	September 30,
	2004	2003
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$31,659	$12,187
Income Taxes	$11,389	$32,114

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

1] Business

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005.

Integrated BioPharma, Inc. (the "Company") is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; and technical services through its recently acquired contract research organization, InB: Hauser Pharmaceutical Services, Inc.("Hauser") The Company's customers are located primarily throughout the United States.

Paxis Pharmaceuticals, Inc. completed setting up its manufacturing facilities prior to the end of fiscal 2004. The operating results of Paxis for the three months ended September 30, 2004 have been included in the consolidated sales, gross profit and selling and administrative expenses. Because the Paxis subsidiary was a start up operation for the three months ended September 30, 2003, the start up expenses were shown separately for the comparative period.

On September 16, 2004 the Company completed the purchase of substantially all of the assets of Hauser, including substantially all of its laboratories, development and manufacturing facilities and equipment; its intellectual property, including that related to Paclitaxel and other taxanes; goodwill, professional staff and certain of its ongoing contracts. As part of the transaction, the Company also acquired Hauser's rights under a prior contract to receive royalties and other payments from the Company's subsidiary, Paxis Pharmaceuticals for Hauser intellectual property used by Paxis in the manufacture of Paclitaxel. Transactions for the period beginning September 10, 2004 through September 30, 2004 have been included in the Company's consolidated financial statements. The acquisition price of $1,697,076 was allocated as follows:

Inventory	$780,524
Machinery & Equipment	916,552
Total	$1,697,076

[2] Summary of Significant Accounting Policies

Principles of Consolidation " The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

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

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $274,396 and $99,877 for the three months ended September 30, 2004 and 2003, respectively.

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

Revenue Recognition - The Company recognizes revenue upon shipment of the product. The Company believes that recognizing revenue at shipment is appropriate because the Company's sales policies meet the four criteria of SAB 101, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller's price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms, which are F.O.B shipping point with the title and risk of loss passing to the customer at point of shipment. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.The Company recognizes income in its Contract Research Organization upon monthly customer invoicing. The invoice amount is based upon on time and materials spent in the month.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $40,000 and $60,000 for the three months ended September 30, 2004 and 2003, respectively. Such amounts are included in "Other income."

Investment in Joint Venture - Paxis entered into a joint venture as of July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian bio-mass and the joint venture processes it, using Paxis' extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis' requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The joint venture may sell extract and intermediate products to third parties. The Company has a 50% interest in this joint venture. The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of September 30, 2004, the $96,022 represents the Company's investment. The Company can give no assurance that the joint venture can be operated successfully. The investment in the joint venture is reflected using the equity method. The results of operations were not significant for the three months ended September 30, 2004.

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

Goodwill and Other Intangible Assets - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized against earnings, but instead tested for impairment at least annually based on a fair-value approach as described in SFAS 142. The Company performed the annual test as of May 13, 2004, and determined that there were no indications of goodwill impairment.

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

Long-Lived Assets - The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever circumstances indicate the carrying amount of an asset may not be recoverable.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $200,832 and $17,090 for the three months ended September 30, 2004 and 2003, respectively.

Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No.148, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the three months ended September 30, 2004 and 2003, respectively, consistent with the provision of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[2] Summary of Significant Accounting Policies [Continued]

	Three months ended
	September 30,
	2004	2003

Net (loss), income available to common stockholders, as reported	$(2,458,119)	$(851,295)
Add: Stock based employee compensation expense included in net (loss), income net of related tax effects	--	--
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,284,726)	--

Pro forma net (loss) income available to common stockholders	$(3,742,845)	$(851,295)

Earnings per share:
Basic-as reported	$(0.30)	$(0.08)
Basic-pro forma	$(0.30)	$(0.08)

Diluted-as reported	$(0.30)	$(0.08)
Diluted-pro forma	$(0.30)	$(0.08)

Earnings Per Share - In accordance with FASB Statement No. 128, "Earnings Per Share," basic earnings per common share are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to antidilution limitations. As of September 30, 2004, options and warrants with exercise prices below average market price in the amount of 4,962,621 shares and Convertible Series B Preferred Stock in the amount of 7,000,000 shares were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented. As of September 30, 2004 and 2003, options and warrants to purchase 1,321,000 shares and 707,597 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater that the average market price of the common shares.

 [3] Goodwill and other Intangible Assets In accordance with SFAS No. 142, goodwill is not amortized. The Company completed its annual impairment test prescribed by SFAS 142 at May 13, 2004 and concluded that no impairment of goodwill existed. At September 30, 2004, goodwill consisted of:

Goodwill - Paxis acquisition	$542,728
Goodwill - Aloe acquisition	145,410
Total	$688,138

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[3] Goodwill and other Intangible Assets [Continued]

At September 30, 2004 intangible assets are made up of the following:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Intellectual Property	$1,327,455	$120,099	$1,207,356
License Fee	90,000	11,250	78,750
Trade Names	1,508,000	69,117	1,438,883
Unpatented Technology	547,000	110,000	437,000
License Agreement - Aloe	347,000	19,278	327,722

Total	$3,819,455	$329,744	$3,489,711

Amortization expense recorded on the intangible assets for the three months ended September 30, 2004 and 2003 was $69,544 and $47,583 respectively. Amortization expense is recorded on the straight line method of periods ranging from 10 years to 20 years.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Amortization
September 30,	Expense

2005	$278,176
2006	278,176
2007	278,176
2008	278,176
2009	278,176
Thereafter	2,098,831

Total	$3,489,711

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

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[4] Inventories

Inventories consist of the following at September 30, 2004:

Raw Materials	$5,392,061
Work-in-Process	888,158
Finished Goods	2,095,790

Total	$8,376,009

[5] Property and Equipment Property and equipment comprise the following at September 30, 2004:

Land and Building	$1,250,000
Leasehold Improvements	2,133,845
Machinery and Equipment	8,093,096
Machinery and Equipment Under Capital Leases	162,827
Transportation Equipment	37,714

Total	11,677,482
Less: Accumulated Depreciation and Amortization	4,000,678

Total	$7,676,804

[6] Notes Payable Notes Payable are summarized as follows at September 30, 2004: Revolving line of credit loan provided by Bank of America dated August 6, 2003 in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The loan was due on September 4, 2004 and subsequently has been renewed through September 2005. The loan is guaranteed by Mr. Carl DeSantis, a shareholder of the Company. At September 30, 2004, the interest rate was 3.09%.

[7] Loan Payable-Trade Investment Services

Demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis Pharmaceuticals, Inc., dated July 1, 2002 with interest at 9%.

[8] Research and Development Expense

Research and development costs are expenses as incurred. The Company incurred $45,068 and $37,583 for the quarter ended September 30, 2004 and 2003, respectively. Such costs are included in selling and administrative expenses.

[9] Captial Lease

The Company acquired laboratory equipment under the provisions of a short-term lease. The lease expires in December 2004. The equipment under the capital lease as of September 30, 2004 has a cost of $36,525 and accumulated depreciation of $9,695 with a net book value of $26,830.

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[9] Capital Lease [Continued]

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at September 30, 2004 are as follows:

Total Minimum Lease Payments	$6,321
Amount Representing Interest	(55)
Present Value of Net Minimum Lease Payment	6,266
Current Portion	(6,266)

Long-Term Capital Lease Obligation	$11,677,482

[10] Significant Risks and Uncertainties

[A]  Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004 the Company's uninsured cash balances totaled approximately $4,266,077. The Company does not require collateral in relation to cash credit risk.

[B]  Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at September 30, 2004 is $45,113.

[11] Major Customer

For the three months ended September 30, 2004 and 2003, approximately 42% and 69% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. One other customer accounted for 23% of consolidated sales for the three months ended September 30, 2004, and two other customers accounted for 11% of consolidated sales for the three months ended September 30, 2003. Accounts receivable from these customers comprised approximately 36% and 71% of total accounts receivable at September 30, 2004 and 2003, respectively.

[12] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004 the Company leased an additional 24,810 square feet of warehouse space on a month-to-month basis. Rent expense for the three months ended September 30, 2004 and 2003 on this lease was approximately $216,000 and $124,000, respectively, and is included in both manufacturing and selling and administrative expenses.

Other Lease Commitments - The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the three months ended September 30, 2004 and 2003 was $116,684 and $90,218, respectively, and are included in manufacturing expense.

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[12] Commitments and Contingencies [Continued]

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

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2006.

The minimum rental commitment for long-term non-cancelable leases is as follows:

	Lease	Related Party Lease
September 30,	Commitment	Commitment	Total

2005	$437,162	$323,559	$760,721
2006	213,596	323,559	537,155
2007	8,745	323,559	332,304
2008	--	323,559	323,559
2009	--	323,559	323,559
Thereafter	--	1,883,501	1,883,501

Total	$659,503	$3,501,296	$4,160,799

Total rent expense, including real estate taxes and maintenance charges, was approximately $382,000 and $154,000 for the three months ended September 30, 2004 and 2003, respectively. Rent expense is stated net of sublease income of approximately $600 and $4,000 for the three months ended September 30, 2004 and 2003, respectively.

[B]     Development and Supply Agreement - On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ("Herbalife") whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife. The agreement was renewed through December 31, 2006. The agreement provides that Herbalife is required to purchase a minimum quantity of Supplied Products each year for the term of the agreement in order to be elgible for rebate incentives. If Herbalife purchases the minimum amount, then Herbalife will be entitled to certain rebates of an amount not exceeding $300,000 per year. For the three months ended September 30, 2004, there were no rebates due.

[C]     Consultant Agreement- On October 20, 2003, the Company entered into a one year consultant agreement with an investor relations consultant. The Company paid $80,000 over the length of the agreement. In addition, the Company will issue to the consultant 36,000 shares of common stock. On July 13, 2004 the Company terminated the agreement. Under the terms of the termination agreement, the Company will not be obligated to pay the $10,000 per month fee after July 15, 2004. Additionally the Company will issue to the consultant 27,000 shares of common stock valued at the fair market price on the date of issuance in lieu of the original 36,000 shares. The 27,000 shares of common stock were valued at $186,300 and is included in consulting fee expense.

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

[12]     Commitments and Contingencies [Continued]

[D]     Intellectual Property Agreement - In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $2,500,000 for services to be performed by Fraunhofer USA, Inc. over a five year period.

[13]     Related Party Transactions

The Company has two consulting agreements with the brothers of the Company's Chairman of the Board. One agreement is on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three months ended September 30, 2004 and 2003 was $3,300 respectively.

The second agreement is with EVJ, LLC a limited liability company controlled by Robert Kay, an employee of the Company. The total consulting expense under this agreement was $45,000 for the three months ended September 30, 2004 and was $30,000 for the two months ended September 30, 2003.

[14] New Accounting Pronouncements

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

INTEGRATED BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]

15] Equity Transactions

On September 21, 2004, the Company granted 95,238 incentive stock options and 657,262 non-statutory stock options for a period of ten years at an exercise price equal to the market price of $6.30 and 14,430 incentive stock options for a term of five years at $6.93 representing 110% of the market price and 110,570 non-statutory stock options for a period of ten years at $6.93 representing 110% of the market price.

Treasury Stock Purchases - Through the Company's stock repurchase plan, during July 2004, the Company purchased an aggregate of 9,100 shares of its common stock for a purchase price of $70,508.

[16] Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments.

The Company has divided its operations into three reportable segments as follows: Sales of vitamins and nutritional supplements, sales of its pharmaceutical drug Paclitaxel and sales of technical services through its CRO. Because Paxis Pharmaceuticals, Inc. was not acquired until fiscal 2004, the Company operated one business segment in fiscal 2003. The international sales for the three months ended September 30, 2004 were $1,658,963.

Financial information relating to quarter ending September 30, 2004 operations by business segment follows:

	Nutraceutical	Pharmaceutical	Technical Services	Total

Revenues
U.S. Customers	$4,188,372	$211,660	$57,041	$4,457,073
International	1,658,963	--	--	1,658,963
Total Revenues	5,847,335	211,660	57,041	6,116,036
Segment operating profit/(loss)	(445,055)	(1,269,682)	(71,675)	(1,786,412)
Depreciation	105,592	168,803	--	274,395
Capital Expenditures	31,433	146,235	916,552	1,094,220

Total Assets	19,927,714	8,228,470	2,014,075	30,170,259

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Three months ended September 30, 2004 Compared to three months ended September 30, 2003

The Company's net loss for the three months ended September 30, 2004 was $(1,751,612) as compared to net loss of $(756,295) for the three months ended September 30, 2003. This increase in net loss of approximately $995,000 is primarily the result of a decrease in gross profit of approximately $500,000, an increase in selling and administrative expenses of approximately $420,000, a decrease in other income of approximately $52,000, and an increase in federal income and state income taxes of approximately $23,000.

Sales for the three months ended September 30, 2004 and 2003 were $6,116,036 and $4,980,006, respectively, an increase of approximately $1,100,000 or 23%. Gross profit for the three months ended September 30, 2004 was $500,801 lower than gross profit for the three months ended September 30, 2003. This decrease in gross profit is attributable to the inclusion of Paxis Pharmaceuticals manufacturing expenses. Exclusive of the Paxis subsidiary, the gross profit percentage for the quarter ended September 30, 2004 was 24% as compared to 20% for the quarter ended September 30, 2003. For the three months ended September 30, 2004, the Company had sales to one customer, who accounted for 42% of net sales in 2004 and 69% in 2003. The loss of this customer would have an adverse affect on the Company's operations.

Manufacturing sales for the quarter ended September 30, 2004 and 2003 were $5,150,561 and $4,053,322, respectively, an increase of $1,097,239 or 27%. The increase in sales can be primarily attributable to the acquisition in October 2003, of new product lines from Aloe Commodities International, Inc. ("Aloe").

The Company has an agreement with DSM Nutritional Products, Inc. (a successor to Roche Vitamins, Inc.). Sales under this agreement were $532,892 for the three months ended September 30, 2004 as compared to $609,111 for the three months ended September 30, 2003, a decrease of $76,219 or 13%.

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the three months ended September 30, 2004 totaled $145,478 as compared to $451,039 for the three months ended September 30, 2003, a decrease of $305,561 or 68%.

On February 21, 2003 the Company acquired NuCycle Therapy, Inc. ("NuCycle"). NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. Sales for the three months ended September 30, 2004 were $4,981. Sales for the three months ended September 30, 2003 were $9,231 and grant proceeds received for the three months ended September 30, 2003 totaled $82,661.

Paxis completed setting up its manufacturing facilities and operations and began production in the fourth quarter of 2004. In anticipation of fulfilling orders, Paxis has built up raw material and work in process inventories of approximately $2,600,000. Current orders are being fulfilled on a purchase order basis. Sales for the three months ended September 30, 2004 totaled $211,660.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations [Continued]

Cost of sales increased to $5,599,511 for the three months ended September 30, 2004 as compared to $3,962,680 for the three months ended September 30, 2003. Cost of sales increased as a percentage of sales to 91.5% for the three months ended September 30, 2004 as compared to a 79.6% for the three months ended September 30, 2003. The increase in cost of sales is due to the inclusion of $1,146,589 attributable to Paxis Pharmaceuticals, Inc. Exclusive of Paxis Pharmaceuticals, Inc. cost of sales would have been 73% for the three months ended September 30, 2004 as compared to 80% for the three months ended September 30, 2003.

A tabular presentation of the changes in selling and administrative expenses is as follows:

	Three Months Ended September 30,
	2004	2003	Change

Advertising Expense	$200,832	$17,050	$183,782
Bad Debt Expense	(2,654)	(3,032)	378
Royalty & Commission Expense	49,837	4,558	45,279
Officers Salaries	98,398	123,782	(25,384)
Auto, Travel & Entertainment	227,100	247,765	(20,665)
Office Salaries	555,175	184,265	370,910
Freight Out	137,296	112,650	24,646
Depreciation & Amortization	100,196	50,444	49,752
Consulting Fees	235,717	78,865	156,852
Regulatory Fees	3,758	10,500	(6,742)
Professional Fees	219,680	253,941	(34,261)
Research & Development Expense	45,068	37,583	7,485
Other selling and administrative expenses	432,534	233,392	199,142
Paxis Pharmaceuticals, Inc.	--	620,307	(620,307)

Total	$2,302,937	$1,883,374	$419,563

The increase in advertising expense is due to an increase in print advertising relating to the sales of the Naturally Noni TM, Naturally Aloe TM and Avera Sport TM lines. Royalty and commission expense increased as a result of the sales of the Naturally Noni TM, Naturally Aloe TM and Avera Sport TM lines. Office salaries have increased due to the addition of two new sales and marketing employees and the inclusion of Paxis salary expenses reflected in the current quarter. In previous quarters these costs were included in Paxis startup expenses. The increase in freight out can be primarily attributable the sales of the Naturally Noni TM, Naturally Aloe TM and Avera Sport TM lines. The increase in depreciation and amortization expenses is a result of the inclusion of Paxis Pharmaceuticals, Inc. Consulting fees have increased as a result of the termination of the agreement made on July 8, 2004, which resulted with the issuance of 27,000 shares of common stock.

Other income [expense] was $34,547 for the three months ended September 30, 2004 as compared to $86,578 for the three months ended September 30, 2003, a decrease of $52,031. The decrease is due to a decrease in consulting fee income of $8,000, a decrease in other income of $20,000, a decrease in interest and investment income of $14,281 and an increase in interest expense of approximately $10,000 due to the payment of three months of interest as compared to two months during the first quarter of 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Inventories

The inventory at September 30, 2004 increased by $1,299,879 from the inventory at June 30, 2004. The increase can be attributable an increase of the Naturally Noni TM, Naturally Aloe TM and Avera Sport TM lines of approximately $430,000 and the acquisition of the Hauser CRO's inventory of approximately $786,000.

Prepaid Expenses

Prepaid expenses and other current assets increased by $175,154 from June 30, 2004. The increase is attributable to the inclusion of InB: Hauser Pharmaceutical Services, Inc.

Liquidity and Capital Resources

At September 30, 2004 the Company's working capital was $10,442,000, a decrease of $2,471,661 over working capital at June 30, 2004. Cash and cash equivalents were $4,600,219 at September 30, 2004, a decrease of $4,947,827 from June 30, 2004. The Company utilized $3,718,245 and $1,215,543 from operations for the three months ended September 30, 2004 and 2003, respectively.

The primary reasons for the decrease in cash used in operations for the three months ended September 30, 2004 are net loss of approximately $1,751,612, an increase in accounts receivable of approximately $755,000, an increase in inventories of approximately $1,300,000 and a decrease in accounts payable of approximately $62,000. Based upon the increase in the Company's vitamin and supplement sales and an increase in its paxlitaxel business the Company anticipates that cash flows from operations and existing cash balances will be sufficient to fund operations through fiscal 2005.

The Company utilized $1,094,220 and $1,729,644 in investing activities for the three months ended September 30, 2004 and 2003, respectively. The Company utilized $135,362 and generated $41,422 from debt financing activities for the three months ended September 30, 2004 and 2003, respectively.

The Company's total annual commitment at September 30, 2004 for the next five years of $4,160,799 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30 2004 and 2003 were $1,094,220 and $1,122,509 respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment.

The Company has budgeted approximately $725,000 for capital expenditures for the remaining nine months of fiscal 2004. Such amount will be funded from current cash balances.

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

Part II. Other Information

INTEGRATED BIOPHARMA, INC.

Item 1: Legal Proceedings

The three separate actions against the Company brought by NatEx Georgia LLC, Wolfe Axelrod Weinberger Associates, LLC and Body Systems Technology, Inc., respectively, each described in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, filed with the U.S. Securities and Exchange Commission on September 28, 2004, are each still pending. The Company's motion to dismiss in the Body Systems Technology, Inc. matter was denied, and the Company plans to defend vigorously the claims in this action.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification of Periodic Report by Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Periodic Report by Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on July 9, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

Current Report on Form 8-K filed on July 14, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits). Current Report on Form 8-K filed on July 15, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

Current Report on Form 8-K filed on August 4, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

Current Report on Form 8-K filed on August 5, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

Current Report on Form 8-K filed on August 13, 2004 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

Current Report on Form 8-K filed on September 14, 2004 pursuant to Item 7.01 (Regulation FD) and Item 9.01 (Financial Statements and Exhibits).

Current Report on Form 8-K filed on September 15, 2004 pursuant to Item 7.01 (Regulation FD) and Item 9.01 (Financial Statements and Exhibits).

Current Report on Form 8-K filed on September 20, 2004 pursuant to Item 7.01 (Regulation FD) and Item 9.01 (Financial Statements and Exhibits).

Current Report on Form 8-K filed on September 23, 2004 pursuant to Item 7.01 (Regulation FD) and Item 9.01 (Financial Statements and Exhibits).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 15, 2004	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: November 15, 2004	By: /s/ Eric Friedman
Eric Friedman
Chief Financial Officer