Form 10QSB
period 2004-12-31
INTEGRATED BIOPHARMA INC
filed 2005-02-14
CIK 1016504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 ---------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended December 31, 2004 Commission file number: 000-28876

                                 ---------------


                           INTEGRATED BIOPHARMA, INC.

        (Exact name of small business issuer as specified in its charter)


             Delaware                                           22-2407475
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)


             225 Long Avenue
          Hillside, New Jersey                                  07205
         (Address of principal                                (Zip Code)
           executive offices)


Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer' s Common Stock as of January 31, 2005 was 12,615,690 shares.

INTEGRATED BIOPHARMA, INC.

INDEX



Part I: Financial Information

Item 1: Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm               1

        Consolidated Balance Sheet as of December 31, 2004 [Unaudited]   2 ..  3

        Consolidated Statements of Operations for the three
        and six months ended December 31, 2004 and 2003 [Unaudited]            4

        Consolidated Statement of Stockholders' Equity for the six months
        ended December 31, 2004 [Unaudited]                                   5

        Consolidated Statements of Cash Flows for six months ended
        December 31, 2004 and 2003 [Unaudited]                          6  .. 7

        Notes to Consolidated Financial Statements [Unaudited]          8  .. 18

Item 2: Management's Discussion and Analysis or Plan of Operation      19  .. 24

Item 3: Controls and Procedures                                               25

Part II: Other Information                                                    26

Signatures                                                                    28

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries as of December 31, 2004 and for the six-month periods then ended. This interim financial information is the responsibility of the Company's management.

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





                                             /s/ Amper, Politziner & Mattia P.C.


         February 4, 2005
         Edison, New Jersey

Part 1-FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004
[UNAUDITED]
--------------------------------------------------------------------------------


Assets:

Current Assets:

   Cash and Cash Equivalents ...............   $ 2,025,868

   Accounts Receivable - Net ...............     3,755,148

   Inventories-Net .........................     8,390,208

   Prepaid Expenses and Other Current Assets     1,069,905

   Other Assets ............................       285,638

   Deferred Income Taxes ...................        83,000
                                               -----------

   Total Current Assets ....................    15,609,767
                                               -----------

Property and Equipment - Net ...............     7,546,383
                                               -----------

Other Assets:

   Goodwill ................................       688,138

   Intangible Assets, Net ..................     3,950,732

   Investment in Joint Venture .............       121,388

   Deferred Tax Asset ......................        71,000

   Security Deposits and Other Assets ......       246,547
                                               -----------

   Total Other Assets ......................     5,077,805
                                               -----------

   Total Assets ............................   $28,233,955
                                               ===========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004
[UNAUDITED]
---------------------------------------------------------------------



Liabilities and Stockholders' Equity:

Current Liabilities:
   Note Payable-Bank ..........................................................   $  4,500,000
   Accounts Payable ...........................................................      2,256,551
   Accrued Expenses and Other Current Liabilities .............................        856,617
   Federal and State Income Taxes Payable .....................................         28,703
   Capital Lease Obligation ...................................................          1,586
   Loan Payable-Trade Investment Services, LLC, related party                          172,260
                                                                                  ------------

   Total Current Liabilities ..................................................      7,815,717
                                                                                  ------------

 Commitments and Contingencies (See Note 12) ..................................           --

Series B 7% Redeemable Convertible Preferred Stock net of beneficial conversion
Feature, warrants issued and issuance costs - $.002 Par Value; 1,250 shares
Authorized; 700 shares issued and outstanding - Liquidation Preference of
$ 7,000,000 ...............................................................          1,626,000

Minority interest .............................................................        370,986

Stockholders' Equity:

   Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued ..........................................             --

   Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 12,605,690 Shares Issued and Outstanding ..................         25,211

   Additional Paid-in-Capital .................................................     28,231,412

   Accumulated Deficit ........................................................     (9,736,032)

   Less, Treasury Stock at cost, 34,900 shares ................................        (99,339)
                                                                                  ------------

   Total Stockholders' Equity .................................................     18,421,252
                                                                                  ------------

   Total Liabilities and Stockholders' Equity .................................   $ 28,233,955
                                                                                  ============


See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                      Three Months Ended               Six Months  Ended
                                                         December 31,                      December 31,
                                                    2004             2003              2004              2003
                                               -------------     -------------     -------------     -------------
Sales                                          $   6,419,508     $   6,849,826     $  12,535,544     $  11,829,832

Cost of Sales                                      5,867,380         4,804,299        11,466,891         8,766,979
                                               -------------     -------------     -------------     -------------

Gross Profit                                         552,128         2,045,527         1,068,653         3,062,853
                                               -------------     -------------     -------------     -------------

Selling and Administrative Expenses
  Paxis Pharmaceuticals, Inc. Start Up Costs              --         1,051,047                --         1,671,354
  Selling and Administrative Expenses              3,110,346         1,421,646         5,413,283         2,684,713
                                               -------------     -------------     -------------     -------------

Total Selling and Administrative Expenses          3,110,346         2,472,693         5,413,283         4,356,067
                                               -------------     -------------     -------------     -------------

Operating [Loss]                                 (2,558,218)         (427,166)       (4,344,630)       (1,293,214)
                                               -------------     -------------     -------------     -------------

Other Income [Expense]:
Other Income                                          30,098           156,659            74,098           228,659
Interest Expense                                     (39,853)         (16,489)          (73,552)          (40,168)
Interest and Investment Income                        15,088            17,545            39,334            55,802
                                               -------------     -------------     -------------     -------------

Total Other Income                                     5,333           157,715            39,880           244,293
                                               -------------     -------------     -------------     -------------

[Loss] Before Income Taxes
and minority interest                            (2,552,885)         (269,451)       (4,304,750)       (1,048,921)

Federal and State Income Tax [Benefit]              (22,620)            97,300          (22,873)            74,125
                                               -------------     -------------     -------------     -------------

Net [Loss] before minority interest              (2,530,265)         (366,751)       (4,281,877)       (1,123,046)

Minority interest in income of consolidated
subsidiary                                          (20,986)                --          (20,986)                --
                                               -------------     -------------     -------------     -------------

Net [Loss]                                       (2,551,251)         (366,751)       (4,302,863)       (1,123,046)
Accretion of Preferred Stock Dividends                    --          (95,000)                --         (190,000)
Deemed  dividend from beneficial conversion
feature of Series B Preferred Stock                (583,000)                --       (1,166,000)                --
Series B Preferred Stock Dividend                  (123,507)                --         (247,014)                --
                                               -------------     -------------     -------------     -------------

Net [Loss] applicable to common shareholders   $ (3,257,758)     $   (461,751)     $ (5,715,877)      $(1,313,046)
                                               =============     =============     =============     =============

Net [Loss] Income Per Common Share:
Basic                                          $       (.26)     $       (.04)     $       (.46)     $       (.13)
                                               =============     =============     =============     =============

Diluted                                        $       (.26)     $       (.04)     $       (.46)         $   (.13)
                                               =============     =============     =============     =============

Average Common Shares Outstanding                 12,570,124        10,521,942        12,555,560        10,413,649
Dilutive Potential Common Shares:
Warrants and Options                                      --                --                --                --
                                               -------------     -------------     -------------     -------------

Average Common Shares
Outstanding-assuming dilution                     12,570,124        10,521,942        12,555,560        10,413,649
                                               =============     =============     =============     =============

See accompanying notes to condensed consolidated financial statements

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
ENDED DECEMBER 31, 2004
[UNAUDITED]
--------------------------------------------------------------------------------


                                                   Convertible   Additional                                                Total
                       Common Stock       Preferred Preferred     Paid-In       (Accumulated        Treasury Stock     Stockholders'
                   Shares      Par Value    Stock     Stock       Capital         Deficit)       Shares       Cost        Equity
                 ----------    ---------    -----     -----       -------         --------       ------       ----        ------
Balance -
July 1, 2004     12,510,690     $25,021     $  --     $  --     $27,961,003     $(4,020,155)     25,800     $(28,831)    $23,937,038

Exercise of
Stock Options
For cash             68,000         136                              84,163                                                   84,299

Issuance of
Common Stock
for consulting
fees                 27,000          54                             186,246                                                  186,300

Deemed
dividend from
beneficial
conversion
feature of
Series B
Preferred Stock                                                                  (1,166,000)                             (1,166,000)

Dividends Paid
on Series B
Preferred Stock                                                                    (247,014)                               (247,014)

Stock
Repurchase Plan                                                                                   9,100      (70,508)       (70,508)

Net Loss for
the six months
ended December
31, 2004                                                                         (4,302,863)                             (4,302,863)
                 ----------     -------     -----     -----     -----------     ------------     ------     ---------    -----------

Balance-
December 31,
2004             12,605,690     $25,211     $  --     $  --     $28,231,412     $(9,736,032)     34,900     $(99,339)    $18,421,252
                 ==========     =======     =====     =====     ===========     ============     ======     =========    ===========

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                 Six months ended
                                                                   December 31,
                                                                2004            2003
                                                                ----            ----
Operating Activities:
  Net [Loss] ...........................................   $ (4,302,863)   $ (1,123,046)
                                                           -------------   -------------

  Adjustments to Reconcile Net (Loss) to Net Cash
    [Used for] Provided by Operating Activities:
    Depreciation and Amortization ......................        739,166         226,080
    Deferred Income Taxes ..............................        (25,000)         (3,000)
    Allowance for Inventory ............................          5,000           5,000
    Bad Debt Expense ...................................          5,000           5,000
    Issuance of Common Stock for consulting services ...        186,300            --
    Minority Interest ..................................         20,986            --

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
    Refundable Federal Income Taxes ....................           --           (14,640)
    Accounts Receivable ................................     (1,334,794)       (275,291)
    Inventories ........................................     (1,246,408)        349,861
    Deposit for Inventory ..............................           --        (1,608,230)
    Due From Paxis Pharmaceuticals, Inc. - Related Party           --          (908,000)
    Prepaid Expenses and Other Current Assets ..........       (150,424)       (463,111)
    Security Deposits and Other Assets .................        (13,567)        105,016
    [Decrease] Increase in:
    Accounts Payable ...................................        319,518          63,885
    Federal and State Income Taxes Payable .............        (46,822)          6,606
    Accrued Expenses and Other Liabilities .............        144,704          50,400
                                                           -------------   -------------

Total Adjustments ......................................     (1,396,341)     (2,460,424)
                                                           -------------   -------------

Net Cash - Operating Activities ........................     (5,699,204)     (3,583,470)
                                                           -------------   -------------

Investing Activities:
  Purchase of Intangible Assets ........................       (270,000)       (275,000)
  Investment in Joint Venture ..........................        (25,366)       (123,879)
  License Fee ..........................................           --           (90,000)
  Goodwill .............................................           --          (483,256)
  Purchase of Property and Equipment ...................     (1,276,316)     (2,049,996)
                                                           -------------   -------------

Net Cash-Investing Activities ..........................     (1,571,682)     (3,022,131)
                                                           -------------   -------------

Financing Activities:
  Proceeds from Exercise of Stock Options ..............         84,299          96,710
  Dividends Paid .......................................       (247,014)           --
  Treasury Stock .......................................        (70,508)           --
  Proceeds from Notes Payable ..........................           --            36,525
  Repayment of Notes Payable ...........................        (18,069)        (70,149)
                                                           -------------   -------------

Net Cash-Financing Activities ..........................       (251,292)         63,086
                                                           -------------   -------------

Net [Decrease] in Cash and Cash Equivalents ............     (7,522,178)     (6,542,515)

Cash and Cash Equivalents - Beginning of Periods .......      9,548,046      10,406,390
                                                           -------------   -------------

Cash and Cash Equivalents - End of Periods .............   $  2,025,868    $  3,863,875
                                                           =============   =============

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                 Six months ended
                                                                   December 31,
                                                                2004            2003
                                                                ----            ----

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
    Interest                                               $     82,944    $     30,839
    Income Taxes                                           $     43,173    $     85,376

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[1] Business

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report to stockholders incorporated by reference in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2004. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005.

Integrated BioPharma, Inc. (the "Company") is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; and technical services through its recently acquired contract research organization, InB:
Hauser Pharmaceutical Services, Inc.("Hauser CRO"). The Company's customers are located primarily throughout the United States.

Paxis Pharmaceuticals, Inc. completed setting up its manufacturing facilities prior to the end of fiscal 2004. The operating results of Paxis for the six months ended December 31, 2004 have been included in the consolidated sales, gross profit and selling and administrative expenses. Because the Paxis subsidiary was a start up operation for the six months ended December 31, 2003, the start up expenses were shown separately for the comparative period.

On September 16, 2004, the Company completed the purchase of substantially all of the assets of Hauser CRO, including substantially all of its laboratories, development and manufacturing facilities and equipment; its intellectual property, including that related to Paclitaxel and other taxanes; goodwill, professional staff and certain of its ongoing contracts. As part of the transaction, the Company also acquired Hauser CRO's rights under a prior contract to receive royalties and other payments from the Company's subsidiary, Paxis Pharmaceuticals for Hauser CRO intellectual property used by Paxis in the manufacture of Paclitaxel. Transactions for the period beginning September 10, 2004 through December 31, 2004 have been included in the Company's consolidated financial statements. The acquisition price of $1,697,076 was allocated as follows:

Inventory                  $  780,524
Machinery & Equipment         916,552
                           ----------
Total                      $1,697,076
                           ==========

On October 1, 2004, the Company acquired a 51% interest in Micro Nutrition
Inc. (a newly formed entity) for a cash payment of $362,486. Micro Nutrition is a California corporation in the mail order business selling primarily nutritional specialty food items.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. Intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $595,247 and $206,080 for the six months ended December 31, 2004 and 2003, respectively.

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

The Company realized fee income from managing warehouse and office operations for an unrelated company of $70,000 and $120,000 for the six months ended December 31, 2004 and 2003, respectively. Such amounts are included in "Other income."

Investment in Joint Venture - Paxis entered into a joint venture as of July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

the Canadian bio-mass and the joint venture processes it, using Paxis' extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis' requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The joint venture may sell extract and intermediate products to third parties. The Company has a 50% interest in this joint venture. The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of December 31, 2004, the $121,388 represents the Company's investment. The Company can give no assurance that the joint venture can be operated successfully. The investment in the joint venture is reflected using the equity method. The results of operations were not significant for the six months ended December 31, 2004.

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

Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. As of December 31, 2004, the Company believes that there is no impairment to goodwill.

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

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $454,589 and $127,210 for the six months ended December 31, 2004 and 2003, respectively.

Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No.148, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the six months ended December 31, 2004 and 2003, respectively, consistent with the provision of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

                                                             Six months ended
                                                               December 31,
                                                          2004              2003
                                                     --------------     --------------
Net (loss), income available to common
stockholders,  as reported                           $  (4,302,863)     $  (1,123,046)

Add: Stock based employee compensation
     expense included in net (loss), income
     net of related tax effects                            --                  --

Deduct: Total stock based employee
        compensation expense determined
        Under fair value based method for all
        awards, net of related tax effects                (803,335)        (1,542,101)
                                                     --------------     --------------

Pro forma net (loss) income available to
common stockholders                                  $  (5,106,198)     $  (2,665,147)
                                                     ==============     ==============

Earnings per share:
  Basic-as reported                                  $       (0.46)     $       (0.13)
                                                     ==============     ==============

  Basic-pro forma                                    $       (0.41)     $       (0.26)
                                                     ==============     ==============

  Diluted-as reported                                $       (0.46)     $       (0.13)
                                                     ==============     ==============

  Diluted-pro forma                                  $       (0.41)     $       (0.26)
                                                     ==============     ==============

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

As of December 31, 2004, options and warrants with exercise prices below average market price in the amount of 4,852,595 shares and Convertible Series B Preferred Stock in the amount of 7,000,000 shares were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented.

As of December 31, 2004, options and warrants to purchase 1,388,666 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater that the average market price of the common shares.

[3] Goodwill and other Intangible Assets

In accordance with SFAS No. 142, goodwill is not amortized. The Company completed its annual impairment test prescribed by SFAS 142 at May 13, 2004 and concluded that no impairment of goodwill existed.

At December 31, 2004, goodwill consisted of:

Goodwill - Paxis acquisition                    $    542,728
Goodwill - Aloe acquisition                          145,410
                                                ------------
Total                                           $    688,138
                                                ============

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[3] Goodwill and other Intangible Assets [Continued]

At December 31, 2004 intangible assets are made up of the following:



                            Gross Carrying   Accumulated
                                Amount       Amortization         Net
                                ------       ------------         ---

Intellectual Property       $ 1,597,455       $ 157,452       $ 1,440,003
License Fee                      90,000          13,500            76,500
Trade Names                   1,508,000          87,967         1,420,033
Unpatented Technology           547,000         119,999           427,001
License Agreement               611,730          24,535           587,195
                            -----------       ---------       -----------

               Total        $ 4,354,185       $ 403,453       $ 3,950,732
                            ===========       =========       ===========

Amortization expense recorded on the intangible assets for the six months ended December 31, 2004 and 2003 was $143,253 and $20,000 respectively. Amortization expense is recorded on the straight line method of periods ranging from 10 years to 20 years.

The estimated annual amortization expense for intangible assets for the five succeeding twelve months is as follows:


                       Amortization
  December 31,           Expense
  ------------           -------

2005                   $  331,649
2006                      331,649
2007                      331,649
2008                      331,649
2009                      331,649
Thereafter              2,292,487
                       ----------
Total                  $3,950,732
                       ==========


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

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[4] Inventories

Inventories consist of the following at December 31, 2004:

Raw Materials         $   4,163,456
Work-in-Process           1,416,585
Finished Goods            2,810,167
                      -------------
Total                 $   8,390,208
-----                 =============

[5] Property and Equipment

Property and equipment comprise the following at December 31, 2004:

Land and Building                                  $  1,250,000
Leasehold Improvements                                2,133,845
Machinery and Equipment                               8,284,195
Machinery and Equipment Under Capital Leases            162,827
Transportation Equipment                                 37,714
                                                   ------------
Total                                                11,868,581
Less: Accumulated Depreciation and Amortization       4,322,198
                                                   ------------

    Total                                          $  7,546,383
    -----                                          ============

[6] Notes Payable

Notes Payable are summarized as follows at December 31, 2004:

Revolving line of credit loan provided by Bank of America dated August 6, 2003 in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The loan was due on September 4, 2004 and subsequently has been renewed through September 2005. The loan is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. At December 31, 2004, the interest rate was 3.67%.

[7] Loan Payable-Trade Investment Services

Demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis Pharmaceuticals, Inc., dated July 1, 2002 with interest at 9%.

[8] Research and Development Expense

Research and development costs are expenses as incurred. The Company incurred $ 127,934 and $37,583 for the six months ended December 31, 2004 and 2003, respectively. Such costs are included in selling and administrative expenses.

[9] Capital Lease

The Company acquired laboratory equipment under the provisions of a short-term lease. The lease expired in December 2004. The equipment under the capital lease as of December 31, 2004 has a cost of $36,525 and accumulated depreciation of $12,304 with a net book value of $24,221.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[9] Capital Lease [Continued]

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at December 31, 2004 are as follows:

Total Minimum Lease Payments                  $  1,618
Amount Representing Interest                       (32)
                                              ---------
Present Value of Net Minimum Lease Payment       1,586
                                              ---------

Current Portion                                 (1,586)

  Long-Term Capital Lease Obligation          $    -0-
  ----------------------------------          ========

[10] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004 the Company's uninsured cash balances totaled approximately $992,077. The Company does not require collateral in relation to cash credit risk.

[B] Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at December 31, 2004 is $47,613.

[11] Major Customer

For the six months ended December 31, 2004 and 2003, approximately 39% and 67% of revenues were derived from one customer. The loss of this customer would have an adverse effect on the Company's operations. One other customer accounted for 26% of consolidated sales for the six months ended December 31, 2004 and two other customers accounted for 11% of consolidated sales for the six months ended December 31, 2003. Accounts receivable from these customers comprised approximately 41% and 67% of total accounts receivable at December 31, 2004 and 2003, respectively.

[12] Commitments and Contingencies

[A] Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004 the Company leased an additional 24,810 square feet of warehouse space on a month-to-month basis. Rent expense for the six months ended December 31, 2004 and 2003 on this lease was approximately $378,000 and $235,000, respectively, and is included in both manufacturing and selling and administrative expenses.

Other Lease Commitments - The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[12] Commitments and Contingencies [Continued]

August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the six months ended December 31, 2004 and 2003 was $182,040 and $150,471, respectively, and is included in manufacturing expense.

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

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                          Related
                          Lease         Party Lease
   December 31,         Commitment      Commitment        Total
   -------------        ----------      ----------      ----------

2005                    $  427,338      $  323,559      $  750,897
2006                       125,662         323,559         449,221
2007                        11,502         323,559         335,061
2008                         8,400         323,559         331,959
2009                         6,300         323,559         329,859
Thereafter                      --       1,802,612       1,802,612
                        ----------      ----------      ----------
Total                   $  579,202      $3,420,407      $3,999,609
                        ==========      ==========      ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $759,000 and $446,000 for the six months ended December 31, 2004 and 2003, respectively. Rent expense is stated net of sublease income of approximately $1,200 and $5,700 for the six months ended December 31, 2004 and 2003, respectively.

On October 14, 2004 the Company was served with a product liability complaint. The complaint is in the early stages of litigation and has been turned over to the Company's insurance carrier for defense.

[B] Development and Supply Agreement - On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ("Herbalife") whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife. The agreement was renewed through December 31, 2006. The agreement provides that Herbalife is required to purchase a minimum quantity of Supplied Products each year for the term of the agreement in order to be eligible for rebate incentives. If Herbalife purchases the minimum amount, then Herbalife will be entitled to certain rebates of an amount not exceeding $300,000 per year. For the six months ended December 31, 2004, there were no rebates due.

[C] Consultant Agreement- On October 20, 2003, the Company entered into a one year consultant agreement with an investor relations consultant. The Company paid $80,000 over the length of the agreement. In addition, the Company will issue to the consultant 36,000 shares of common stock. On July 13, 2004 the Company terminated the agreement. Under the terms of the termination agreement, the Company will not be obligated to pay the $10,000 per month fee

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[12] Commitments and Contingencies [Continued]

after July 15, 2004. Additionally the Company will issue to the consultant 27,000 shares of common stock valued at the fair market price on the date of issuance in lieu of the original 36,000 shares. The 27,000 shares of common stock were valued at $186,300 and is included in consulting fee expense.

[D] Intellectual Property Agreement - In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $2,500,000 for services to be performed by Fraunhofer USA, Inc. over a five year period.

[13] Related Party Transactions

The Company has two consulting agreements with the brothers of the Company's Chairman of the Board. One agreement is on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the six months ended December 31, 2004 and 2003 was $6,600 respectively.

The second agreement is with EVJ, LLC a limited liability company controlled by Robert Kay, a director of the Company. The total consulting expense under this agreement was $90,000 for the six months ended December 31, 2004 and was $75,000 for the five months ended December 31, 2003.

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

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[14] New Accounting Pronouncements [Continued]

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005, however, early adoption of this Statement is permitted. The Company does not anticipate an impact from the adoption of this statement.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, "which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.


[15] Equity Transactions

[A] Stock Option Plan and Warrants - On September 21, 2004, the Company granted 95,238 incentive stock options and 657,262 non-statutory stock options for a period of ten years at an exercise price equal to the market price of $6.30 and 14,430 incentive stock options for a term of five years at $6.93 representing 110% of the market price and 110,570 non-statutory stock options for a period of ten years at $6.93 representing 110% of the market price.

[B] Treasury Stock Purchases - Through the Company's stock repurchase plan, the Company purchased an aggregate of 9,100 shares of its common stock for a purchase price of $70,508 during July 2004.

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

The Company has divided its operations into three reportable segments as follows: Sales of vitamins and nutritional supplements, sales of its pharmaceutical drug Paclitaxel and sales of technical services through its CRO. Because Paxis Pharmaceuticals, Inc. was not acquired until fiscal 2004, the Company operated one business segment in fiscal 2003. The international sales for the six months ended December 31, 2004 were $2,253,957.

INTEGRATED BIOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------

[16] Segment Information [Continued]

Financial information relating to the six months ending December 31, 2004 operations by business segment follows:

                                                           Technical
                       Nutraceutical    Pharmaceutical     Services           Total
                        ------------      -----------     -----------      ------------
Sales
   U.S. Customers       $  9,366,088      $   605,005     $   310,494      $ 10,281,587
   International           2,253,957            --               --           2,253,957
                        ------------      -----------     -----------      ------------
Total Revenues            11,620,045          605,005         310,494        12,535,544
Segment operating
profit/(loss)             (1,318,689)      (2,388,053)       (637,888)       (4,344,630)
Depreciation                 213,510          343,548          38,189           595,247
Capital Expenditures          28,831          314,256         932,147         1,275,234
Total assets              18,138,345        8,057,667       2,037,943        28,233,955


[17] Subsequent Events

Litigation - On February 7, 2005, the Company received a $2.5 million cash payment in connection with a multi district class action brought on behalf of direct purchasers of vitamin products, in which the plaintiffs have alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws. The first settlement payment was received in January of 2000.

Item 2.

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

Results of Operations

Six months ended December 31, 2004
Compared to six months ended December 31, 2003

The Company's net loss for the six months ended December 31, 2004 was $(4,302,863) as compared to net loss of $(1,123,046) for the six months ended December 31, 2003. This increase in net loss of approximately $3,180,000 is primarily the result of a decrease in gross profit of approximately $2,000,000, an increase in selling and administrative expenses of approximately $1,100,000 including the Paxis Pharmaceuticals, Inc start up costs, a decrease in other income of approximately $200,000, and a decrease in federal income and state income taxes of approximately $97,000.

Sales for the six months ended December 31, 2004 and 2003 were $12,535,544 and $11,829,832, respectively, an increase of approximately $700,000 or 6%. Gross profit for the six months ended December 31, 2004 was $1,994,200 lower than gross profit for the six months ended December 31, 2003. This decrease in gross profit is attributable to the inclusion of Paxis Pharmaceuticals manufacturing expenses. Exclusive of the Paxis subsidiary, the gross profit percentage for the six months ended December 31, 2004 was 24% as compared to 26% for the six months ended December 31, 2003. For the six months ended December 31, 2004, the Company had sales to one customer, who accounted for 39% of net sales in 2004 and 69% in 2003. The loss of this customer would have an adverse affect on the Company's operations.

Manufacturing sales for the six months ended December 31, 2004 and 2003 were $9,728,323 and $10,275,488, respectively, a decrease of $547,165 or 5%.

The Company has an agreement with DSM Nutritional Products, Inc. (a successor to Roche Vitamins, Inc.). Sales under this agreement were $1,081,393 for the six months ended December 31, 2004 as compared to $1,020,561 for the six months ended December 31, 2003, an increase of $60,832 or 6%.

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the six months ended December 31, 2004 totaled $490,283 as compared to $536,078 for the six months ended December 31, 2003, a decrease of $45,795 or 9%.

On September 16, 2004 the Company completed the purchase of substantially all of the assets of Hauser CRO. Sales for the three months ended December 31, 2004 were $310,494.

Paxis completed setting up its manufacturing facilities and operations and began production in the fourth quarter of 2004. In anticipation of fulfilling orders, Paxis has built up raw material and work in process inventories of approximately $2,600,000. Current orders are being fulfilled on a purchase order basis. Sales for the six months ended December 31, 2004 totaled $605,005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

Cost of sales increased to $11,466,891 for the six months ended December 31, 2004 as compared to $8,766,979 for the six months ended December 31, 2003. Cost of sales increased as a percentage of sales to 91.5% for the six months ended December 31, 2004 as compared to a 74.1% for the six months ended December 31, 2003. The increase in cost of sales is due to the inclusion of $2,678,280 attributable to both Paxis Pharmaceuticals, Inc. and Hauser CRO. Exclusive of Paxis Pharmaceuticals, Inc. and Hauser CRO, cost of sales would have been 76% for the six months ended December 31, 2004 as compared to 74% for the six months ended December 31, 2003.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                             Six Months Ended
                                                               December 31,
                                                          2004               2003                 Change
                                                   ----------------     ---------------      ----------------

Advertising Expense                                $        454,589     $       127,210      $        327,379
Bad Debt Expense                                            (6,047)               4,842              (10,889)
Royalty & Commission Expense                                110,840              39,621                71,219
Officers Salaries                                           196,797             247,564              (50,767)
Auto, Travel & Entertainment                                472,507             420,383                52,124
Office Salaries                                           1,016,899             448,344               568,555
Freight Out                                                 292,046              98,088               193,958
Depreciation & Amortization                                 270,297             103,011               167,286
Consulting Fees                                             634,543             172,387               462,156
Regulatory Fees                                              10,254              14,250               (3,996)
Professional Fees                                           473,333             392,455                80,878
Research & Development Expense                              127,974              37,583                90,391
Other selling and administrative expenses                 1,359,251             578,975               780,276
Paxis Pharmaceuticals, Inc.                                      --           1,671,354           (1,671,354)
                                                   ----------------     ---------------      ----------------
Total                                              $      5,413,283     $     4,356,067      $      1,057,216
                                                   ================     ===============      ================


The increase in advertising expense is due to an increase in print advertising relating to the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Royalty and commission expense increased as a result of the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Office salaries have increased due to the addition of two new sales and marketing employees and the inclusion of Paxis salary expenses reflected in the six months. In previous quarters these costs were included in Paxis startup expenses. The increase in freight out can be primarily attributable the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. The increase in depreciation and amortization expenses is a result of the inclusion of Paxis Pharmaceuticals, Inc. Consulting fees have increased as a result of the termination of the agreement made on July 8, 2004, which resulted with the issuance of 27,000 shares of common stock. The increase in research and development expense is attributable to the inclusion of Paxis expenses reflected in the six months.

Other income [expense] was $39,880 for the six months ended December 31, 2004 as compared to $244,296 for the six months ended December 31, 2003, a decrease of $204,416. The decrease is due to a decrease in consulting fee income of $20,000, a decrease in other income of $134,561, a decrease in interest and investment income of $16,468 and an increase in interest expense of approximately $33,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Three months ended December 31, 2004
Compared to three months ended December 31, 2003

The Company's net loss for the three months ended December 31, 2004 was $(2,551,251) as compared to net loss of $(366,751) for the three months ended December 31, 2003. This increase in net loss of approximately $2,100,000 is primarily the result of a decrease in gross profit of approximately $1,500,000, an increase in selling and administrative expenses of approximately $600,000 including the Paxis Pharmaceuticals, Inc start up costs, a decrease in other income of approximately $150,000, and a decrease in federal income and state income taxes of approximately $119,000.

Sales for the three months ended December 31, 2004 and 2003 were $6,419,508 and $6,849,826, respectively, a decrease of approximately $430,000 or 6%. Gross profit for the three months ended December 31, 2004 was $1,493,399 lower than gross profit for the three months ended December 31, 2003. This decrease in gross profit is attributable to the inclusion of Paxis Pharmaceuticals manufacturing expenses. Exclusive of the Paxis subsidiary, the gross profit percentage for the three months ended December 31, 2004 was 21% as compared to 30% for the three months ended December 31, 2003. For the six months ended December 31, 2004, the Company had sales to one customer, who accounted for 39% of net sales in 2004 and 67% in 2003. The loss of this customer would have an adverse affect on the Company's operations.

Manufacturing sales for the three months ended December 31, 2004 and 2003 were $4,577,762 and $6,238,246, respectively, a decrease of $1,660,484 or 27%.

The Company has an agreement with DSM Nutritional Products, Inc. (a successor to Roche Vitamins, Inc.). Sales under this agreement were $548,501 for the three months ended December 31, 2004 as compared to $470,897 for the three months ended December 31, 2003, an increase of $77,604 or 16%.

The Company offers distribution and sale of fine chemicals through a subsidiary, IHT Health Products, Inc. Sales for the three months ended December 31, 2004 totaled $344,805 as compared to $174,226 for the three months ended December 31, 2003, an increase of $170,579 or 98%.

On September 16, 2004 the Company completed the purchase of substantially all of the assets of Hauser CRO. Sales for the three months ended December 31,2004 were $310,494.

Paxis completed setting up its manufacturing facilities and operations and began production in the fourth quarter of 2004. In anticipation of fulfilling orders, Paxis has built up raw material and work in process inventories of approximately $2,600,000. Current orders are being fulfilled on a purchase order basis. Sales for the three months ended December 31, 2004 totaled $393,345.

Cost of sales increased to $5,867,380 for the three months ended December 31, 2004 as compared to $4,804,299 for the three months ended December 31, 2003. Cost of sales increased as a percentage of sales to 91.4% for the three months ended December 31, 2004 as compared to a 70.1% for the three months ended December 31, 2003. The increase in cost of sales is due to the inclusion of $1,512,291 attributable to both Paxis Pharmaceuticals, Inc. and Hauser CRO. Exclusive of Paxis Pharmaceuticals, Inc. and Hauser CRO, cost of sales would have been 76% for the three months ended December 31, 2004 as compared to 70% for the three months ended December 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                             Three Months Ended
                                                               December 31,
                                                          2004                 2003                Change
                                                   ----------------     ---------------      ----------------

Advertising Expense                                $        253,757     $       110,160      $        143,597
Bad Debt Expense                                            (3,393)               7,874              (11,267)
Royalty & Commission Expense                                 61,003              35,063                25,940
Officers Salaries                                            98,399             123,728              (25,329)
Auto, Travel & Entertainment                                245,407             172,618                72,789
Office Salaries                                             461,724             264,079               197,645
Freight Out                                                 154,750              73,442                81,308
Depreciation & Amortization                                 169,434              53,259               116,175
Consulting Fees                                             398,826              93,522               305,304
Regulatory Fees                                              16,496               3,750                12,746
Professional Fees                                           230,353             138,514                91,839
Research & Development Expense                               82,906                  --                82,906
Other selling and administrative expenses                   940,684             345,583               595,101
Paxis Pharmaceuticals, Inc.                                      --           1,051,047           (1,051,047)
                                                   ----------------     ---------------      ----------------
Total                                              $      3,110,346     $     2,472,693      $        637,653
                                                   ================     ===============      ================

The increase in advertising expense is due to an increase in print advertising relating to the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Royalty and commission expense increased as a result of the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. Office salaries have increased due to the addition of two new sales and marketing employees and the inclusion of Paxis salary expenses reflected in the six months. In previous quarters these costs were included in Paxis startup expenses. The increase in freight out can be primarily attributable the sales of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines. The increase in depreciation and amortization expenses is a result of the inclusion of Paxis Pharmaceuticals, Inc. Consulting fees have increased as a result of the termination of the agreement made on July 8, 2004, which resulted with the issuance of 27,000 shares of common stock. The increase in research and development expense is attributable to the inclusion of Paxis expenses reflected in the six months.

Other income [expense] was $5,333 for the three months ended December 31, 2004 as compared to $157,715 for the three months ended December 31, 2003, a decrease of $152,382. The decrease is due to a decrease in other income of $126,561, a decrease in interest and investment income of $2,457 and an increase in interest expense of approximately $23,000.

Inventories

The inventory at December 31, 2004 increased by $1,314,078 from the inventory at June 30, 2004. The increase can be attributable to an increase of the Naturally Noni(TM), Naturally Aloe(TM) and Avera Sport(TM) lines of approximately $240,000, an increase in Manhattan Drug Inc. of approximately $260,000 and the acquisition of the Hauser CRO's inventory of approximately $800,000.

Prepaid Expenses

Prepaid  expenses and other current assets  increased by $131,614 from June
30, 2004. The increase is attributable to the inclusion of InB: Hauser Pharmaceutical Services, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations [Continued]

Liquidity and Capital Resources

At December 31, 2004 the Company's working capital was $7,794,050, a decrease of $5,119,611 in working capital from June 30, 2004. Cash and cash equivalents were $2,025,868 at December 31, 2004, a decrease of $7,522,178 from June 30, 2004.
The Company utilized $5,699,204 and $3,583,470 from operations for the six months ended December 31, 2004 and 2003, respectively.

The primary reasons for the decrease in cash used in operations for the six months ended December 31, 2004 are net loss of approximately $4,302,863, an increase in accounts receivable of approximately $1,300,000 an increase in inventories of approximately $1,300,000 and an increase in accounts payable of approximately $319,000. Based upon the increase in the Company's vitamin and supplement sales and an increase in its paxlitaxel business the Company anticipates that cash flows from operations and existing cash balances will be sufficient to fund operations through fiscal 2005.

The Company utilized $1,571,682 and $3,022,131 in investing activities for the six months ended December 31, 2004 and 2003, respectively. The Company utilized $251,292 and generated $63,086 from debt financing activities for the six months ended December 31, 2004 and 2003, respectively.

The Company's total annual commitment at December 31, 2004 for the next five years of $3,999,609 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2004 and 2003 were $1,276,316 and $2,049,996 respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment.

The Company has budgeted approximately $500,000 for capital expenditures for the remaining six months of fiscal 2004. Such amount will be funded from current cash balances.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Controls and Procedures

INTEGRATED BIOPHARMA, INC.
--------------------------------------------------------------------------------



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

Part II: Other Information

INTEGRATED BIOPHARMA, INC.
--------------------------------------------------------------------------------

Item 1:           Legal Proceedings

Of the three separate actions against the Company brought by NatEx Georgia LLC, Wolfe Axelrod Weinberger Associates, LLC and Body Systems Technology, Inc., respectively, each described in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, filed with the U.S. Securities and Exchange Commission on September 28, 2004, only the NatEx Georgia LLC action is still pending. This action has been remanded to state court, and the Company will file a motion to dismiss action. The remaining two actions have been settled with no material financial impact upon the Company.

On October 14, 2004 the Company was served with a product liability complaint. The complaint is in the early stages of litigation and has been turned over to the Company's insurance carrier for defense.


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

                           None

Item 5:           Other Information

                           None

Item 6:           Exhibits and Reports on Form 8-K

(a)      Exhibits

             31.1 Certification of Periodic Report by Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certification of Periodic Report by Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32.1 Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             32.2 Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 Part II: Other Information

 INTEGRATED BIOPHARMA, INC.
 -------------------------------------------------------------------------------

(b) Reports on Form 8-K

             Current Report on Form 8-K filed on October 12, 2004 pursuant to
             Item 7.01 (Regulation FD) and Item 9.01 (Financial Statements and Exhibits).

             Current Report on Form 8-K filed on October 22, 2004 pursuant to
             Item 7.01 (Regulation FD) and Item 9.01 (Financial Statements and Exhibits).

             Current Report on Form 8-K filed on November 10, 2004 pursuant to
             Item 7.01 (Regulation FD) and Item 9.01 (Financial Statements and Exhibits).

              Current Report on Form 8-K filed on November 15, 2004 pursuant to
             Item 7.01 (Regulation FD) and Item 9.01 (Financial Statements and Exhibits).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     INTEGRATED BIOPHARMA, INC.

Date:   February 14, 2005                            By: /s/ E. Gerald Kay
                                                     ---------------------
                                                     Chief Executive Officer



Date:   February 14, 2005                            By: /s/ Eric Friedman
                                                     ---------------------
                                                     Eric Friedman,
                                                     Chief Financial Officer