Form 10QSB
period 2005-03-31
INTEGRATED BIOPHARMA INC
filed 2005-05-16
CIK 1016504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended March 31, 2005    Commission file number: 000-28876

                                 ---------------


                           INTEGRATED BIOPHARMA, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                       22-2407475
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                 -----------------------------------------------

       225 Long Avenue
    Hillside, New Jersey                                 07205
  (Address of principal                                (Zip Code)
     executive offices)


                -----------------------------------------------

Check whether the issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock as of April 30, 2005 was 12,630,790 shares.

                           INTEGRATED BIOPHARMA, INC.

                                      INDEX


Part I: Financial Information

Item 1: Consolidated Financial Statements

        Report of Independent Registered Public Accounting Firm           1

        Consolidated Balance Sheet as of March 31, 2005 [Unaudited]       2...3

        Consolidated Statements of Operations for the three and
        nine months ended March 31, 2005 and 2004 [Unaudited]             4

        Consolidated Statement of Stockholders' Equity for the
        nine months ended March 31, 2005 [Unaudited]                      5

        Consolidated Statements of Cash Flows for nine months ended
        March 31, 2005 and 2004 [Unaudited]                               6...7

        Notes to Consolidated Financial Statements [Unaudited]            8...16

Item 2: Management's Discussion and Analysis or Plan of Operation        17...21

Item 3: Controls and Procedures                                          22

Part II: Other Information                                               23

Signatures                                                               24



                                 . . . . . . . .

Report of Independent Registered Public Accounting Firm

We  have  reviewed  the  accompanying   consolidated   balance  sheets  of
Integrated BioPharma, Inc. and consolidated subsidiaries as of March 31, 2005 and the related consolidated statements of operations for the three-month and nine-month period ended March 31, 2005, consolidated statement of stockholders' equity for the nine-months ended March 31, 2005 and consolidated cash flows for the nine-months ended March 31, 2005. These interim financial statements are the responsibility of the Company's management.

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





                                   /s/ Amper, Politziner & Mattia P.C.


    May 5, 2005
    Edison, New Jersey

Part 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                           INTEGRATED BIOPHARMA, INC.

                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
                                   (UNAUDITED)

Assets:

Current Assets:

   Cash and Cash Equivalents ...............   $ 2,906,396

   Accounts Receivable - Net ...............     4,099,875

   Inventories - Net .......................    10,310,569

   Prepaid Expenses and Other Current Assets     1,299,126

   Other Assets ............................       192,529

   Deferred Income Taxes ...................        85,000
                                               -----------

   Total Current Assets ....................    18,893,495
                                               -----------

Property and Equipment - Net ...............     7,450,370
                                               -----------
Other Assets:

   Goodwill ................................       688,138

   Intangible Assets, Net ..................     3,843,908

   Investment in Joint Venture .............       121,388

   Deferred Income Taxes ...................        48,000

   Security Deposits and Other Assets ......       181,547
                                               -----------

   Total Other Assets ......................     4,882,981
                                               -----------

   Total Assets ............................   $31,226,846
                                               ===========

See accompanying notes to condensed consolidated financial statements.

                           INTEGRATED BIOPHARMA, INC.

                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2005
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:

Current Liabilities:
   Note Payable - Bank ......................................  $ 4,500,000
   Accounts Payable .........................................    3,506,945
   Accrued Expenses and Other Current Liabilities ...........    1,187,500
   Federal and State Income Taxes Payable ...................       28,500
   Loan Payable-Trade Investment Services, LLC, related party      172,260
                                                                ----------

   Total Current Liabilities ................................    9,395,205
                                                                ----------

Commitments and Contingencies (See Note 11) ................           --

Series B 7% Redeemable Convertible Preferred Stock net of
beneficial conversion feature, warrants issued and issuance
costs - $.002 Par Value; 1,250 shares authorized; 700 shares
issued and outstanding - Liquidation Preference of $7,000,000    2,209,000

Minority interest ...........................................      370,978

Stockholders' Equity:

   Preferred Stock - Authorized 1,000,000 Shares,
   $.002 Par Value, No Shares Issued ........................           --

   Common Stock - Authorized 25,000,000 Shares,
   $.002 Par Value, 12,640,690 Shares Issued ................       25,281

   Additional Paid-in-Capital ...............................   28,268,892

   Accumulated Deficit ......................................  (8,943,171)

   Less, Treasury Stock at cost, 34,900 shares ..............     (99,339)
                                                               -----------

   Total Stockholders' Equity ...............................   19,251,663
                                                               -----------

   Total Liabilities and Stockholders' Equity ...............  $31,226,846
                                                               ===========

See accompanying notes to condensed consolidated financial statements.

                           INTEGRATED BIOPHARMA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended            Nine Months Ended
                                                                March 31,                    March 31,
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
Sales .............................................   $  8,868,295   $  6,560,784   $ 21,286,889   $ 18,313,616

Cost of Sales .....................................      6,749,833      4,982,793     18,508,770     13,847,860
                                                      ------------   ------------   ------------   ------------

Gross Profit .....................................       2,118,462      1,577,991      2,778,119      4,465,756
                                                      ------------   ------------   ------------   ------------

Selling and Administrative Expenses
  Paxis Pharmaceuticals, Inc. Start Up Costs ......             --      1,557,100             --      3,228,454
  Selling and Administrative Expenses .............      3,039,363      1,192,466      8,043,650      3,702,091
                                                      ------------   ------------   ------------   ------------

Total Selling & Administrative Expenses ...........      3,039,363      2,749,566      8,043,650      6,930,545
                                                      ------------   ------------   ------------   ------------

Operating (Loss) ..................................      (920,901)    (1,171,575)    (5,265,531)    (2,464,789)
                                                      ------------   ------------   ------------   ------------

Other Income (Expense):
Gain on settlement of Lawsuit .....................      2,475,322             --      2,475,322             --
Other Income ......................................         31,804         75,461        105,902        304,120
Interest Expense ..................................       (32,787)       (36,432)      (106,339)       (76,600)
Interest and Investment Income ....................          8,467          3,919         47,801         59,721
                                                      ------------   ------------   ------------   ------------

Total Other Income ................................      2,482,806         42,948      2,522,686        287,241
                                                      ------------   ------------   ------------   ------------

Income (Loss) Before Income Taxes and
minority interest .................................      1,561,905     (1,128,627)   (2,742,845)    (2,177,548)

Federal and State Income Tax ......................         65,230         12,905         42,357         87,030
                                                      ------------   ------------   ------------   ------------

Net Income (Loss) before minority interest ........      1,496,675    (1,141,532)    (2,785,202)    (2,264,578)

Minority interest in (income)/loss of consolidated
subsidiary ........................................              8             --       (20,978)             --
                                                      ------------   ------------   ------------   ------------

Net Income (Loss) .................................      1,496,683    (1,141,532)    (2,806,180)    (2,264,578)
Accretion of Preferred Stock Dividends ............             --       (95,000)             --      (285,000)
Deemed dividend from beneficial conversion feature
of Series B Preferred Stock .......................      (583,000)             --    (1,749,000)             --
Series B Preferred Stock Dividend .................      (120,822)             --      (367,836)             --
                                                      ------------   ------------   ------------   ------------

Net Income (Loss) applicable to common shareholders   $    792,861   $(1,236,532)   $(4,923,016)   $(2,549,578)
                                                      ============   ============   ============   ============

Net Income (Loss) Per Common Share:
Basic .............................................   $        .06          (.12)          (.39)          (.24)
                                                      ============   ============   ============   ============
Diluted ...........................................   $        .05          (.12)          (.39)          (.24)
                                                      ============   ============   ============   ============
Average Common Shares Outstanding .................     12,621,468     10,635,924     12,589,920     10,487,202
Dilutive Potential Common Shares:
Warrants and Options ..............................      3,998,978             --             --             --
                                                      ------------   ------------   ------------   ------------
Average Common Shares
Outstanding-assuming dilution .....................     16,620,446     10,635,924     12,589,920     10,487,202
                                                      ============   ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                           INTEGRATED BIOPHARMA, INC.

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                              ENDED MARCH 31, 2005
                                   (UNAUDITED)

                                                  Convertible  Additional                                         Total
                       Common Stock     Preferred  Preferred   Paid-In     (Accumulated    Treasury Stock     Stockholders'
                    Shares    Par Value   Stock     Stock      Capital       Deficit)     Shares     Cost         Equity
                  ----------   -------   -------   -------   -----------   ------------   ------   ---------   -----------
Balance -
July 1, 2004      12,510,690   $25,021   $    --   $    --   $27,961,003   $(4,020,155)   25,800   $(28,831)   $23,937,038

Exercise of
Stock Options
For cash             103,000       206                           121,643                                           121,849

Issuance of
Common Stock
for consulting        27,000        54                           186,246                                           186,300
fees

Deemed dividend
from beneficial
conversion
feature of                                                                  (1,749,000)                        (1,749,000)
Series B
Preferred Stock

Dividends Paid
on Series B
Preferred Stock                                                               (367,836)                          (367,836)

Stock Repurchase
Plan                                                                                       9,100    (70,508)      (70,508)

Net Loss for
the nine
months ended                                                                (2,806,180)                        (2,806,180)
March 31, 2005
                  ----------   -------   -------   -------   -----------   ------------   ------   ---------   -----------
Balance-
March 31, 2005    12,640,690   $25,281   $    --   $    --   $28,268,892   $(8,943,171)   34,900   $(99,339)   $19,251,663
                  ==========   =======   =======   =======   ===========   ============   ======   =========   ===========

See accompanying notes to condensed consolidated financial statements.

                           INTEGRATED BIOPHARMA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                     March 31,
                                                               2005            2004
                                                           -------------   -------------
Operating Activities:
  Net (Loss) ...........................................   $ (2,806,180)   $ (2,264,578)
                                                           -------------   -------------

  Adjustments to Reconcile Net (Loss) to Net Cash
    (Used for) Provided by Operating Activities:
    Depreciation and Amortization ......................       1,150,323         480,982
    Deferred Income Taxes ..............................         (4,000)        (20,000)
    Allowance for Inventory ............................           7,500           7,500
    Bad Debt Expense ...................................           7,500           7,500
    Issuance of Common Stock for consulting services ...         186,300              --
    Minority Interest ..................................          20,978              --

Changes in Assets and Liabilities:
    (Increase) Decrease in:
    Refundable Federal Income Taxes ....................              --        (19,420)
    Accounts Receivable ................................     (1,682,021)       (876,155)
    Inventories ........................................     (3,169,269)     (2,163,442)
    Deposit for Inventory ..............................              --         108,000
    Due From Paxis Pharmaceuticals, Inc. - Related Party              --       (908,000)
    Prepaid Expenses and Other Current Assets ..........       (286,536)       (400,910)
    Security Deposits and Other Assets .................          51,433         207,194
    (Decrease) Increase in:
    Accounts Payable ...................................       1,569,912       1,198,560
    Federal and State Income Taxes Payable .............        (47,025)         (8,591)
    Accrued Expenses and Other Liabilities .............         475,587         108,032
                                                           -------------   -------------

Total Adjustments ......................................     (1,719,318)     (2,278,750)
                                                           -------------   -------------

Net Cash - Operating Activities ........................     (4,525,498)     (4,543,328)
                                                           -------------   -------------

Investing Activities:
  Purchase of Intangible Assets ........................       (250,000)       (775,000)
  Investment in Joint Venture ..........................        (25,366)        (94,999)
  License Fee ..........................................              --        (90,000)
  Goodwill .............................................              --       (483,256)
  Purchase of Property and Equipment ...................     (1,504,636)     (3,136,556)
                                                           -------------   -------------

Net Cash - Investing Activities ........................     (1,780,002)     (4,579,811)
                                                           -------------   -------------

Financing Activities:
  Proceeds from Exercise of Stock Options ..............         121,849         138,160
  Dividends Paid .......................................       (367,836)              --
  Treasury stock .......................................        (70,508)              --
  Proceeds from Notes Payable ..........................              --          36,525
  Repayment of Notes Payable ...........................        (19,655)       (124,058)
                                                           -------------   -------------

Net Cash - Financing Activities ........................       (336,150)          50,627
                                                           -------------   -------------

Net (Decrease) in Cash and Cash Equivalents ............     (6,641,650)     (9,072,512)

Cash and Cash Equivalents - Beginning of Periods .......       9,548,046      10,406,390
                                                           -------------   -------------

Cash and Cash Equivalents - End of Periods .............   $   2,906,396   $   1,333,878
                                                           =============   =============

See accompanying notes to condensed consolidated financial statements.

                           INTEGRATED BIOPHARMA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Nine Months Ended
                                                             March 31,
                                                       2005            2004
                                                   -------------   -------------

 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
         Interest                                  $     115,731   $      67,187
         Income Taxes                              $      46,138   $      98,625



See accompanying notes to condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Business

Basis of Reporting - The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements include all adjustments, which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB of Integrated BioPharma, Inc. (the "Company") for the fiscal year ended June 30, 2004. Certain prior period financial statement amounts have been reclassified to be consistent with the presentation of the current period. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending June 30, 2005.

The Company is engaged primarily in the manufacturing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; and technical services through its recently acquired contract research organization, InB: Hauser Pharmaceutical Services, Inc. ("Hauser"). The Company's customers are located primarily throughout the United States.

InB: Paxis Pharmaceuticals, Inc. ("Paxis"), the Company's paclitaxel manufacturing and distribution subsidiary, completed setting up its manufacturing facilities prior to the end of fiscal 2004. The operating results of Paxis for the nine months ended March 31, 2005 have been included in the consolidated sales, gross profit, and selling and administrative expenses. Because the Paxis subsidiary was a start up operation for the three and nine months ended March 31, 2004, the start up expenses were shown separately for the comparative period.

On September 16, 2004, the Company completed the purchase of substantially all of the assets of Hauser Technical Services, Inc. and Hauser, Inc., including substantially all of its laboratories, development and manufacturing facilities and equipment; its intellectual property, including that related to paclitaxel and other taxanes; goodwill, professional staff and certain of its ongoing contracts. As part of the transaction, the Company also acquired Hauser's rights under a prior contract to receive royalties and other payments from Paxis for Hauser intellectual property used by Paxis in the manufacture of paclitaxel. Transactions for the period beginning September 10, 2004 through March 31, 2005 have been included in the Company's consolidated financial statements. The acquisition price of $1,697,076 was allocated as follows:

                Inventory                  $   780,524
                Machinery & Equipment          916,552
                                           -----------
                Total                      $ 1,697,076
                                           ===========

On October 1, 2004, the Company acquired a 51% interest in Micro Nutrition Inc. (a newly formed entity) for a cash payment of $362,486. The accounts of Micro Nutrition are consolidated with those of the Company. Micro Nutrition, Inc. is a California corporation in the mail order business selling primarily nutritional specialty food items.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. Intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

Depreciation - The Company follows the general policy of depreciating the cost of property and equipment over the following estimated useful lives:

         Building                                     15 Years
         Leasehold Improvements                       Various
         Machinery and Equipment                      7 Years
         Machinery and Equipment Under Capital Leases 7 Years
         Transportation Equipment                     5 Years

Leasehold improvements are being amortized over various periods not to exceed its useful lives or the lease terms whichever is shorter.

Machinery and equipment are depreciated on a straight-line basis while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $324,998 and $244,902 for the three months ended March 31, 2005 and 2004 and $920,245 and $450,982 for the nine months ended March 31, 2005 and 2004, respectively.

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

Revenue Recognition - The Company recognizes revenue upon shipment of the product. The Company believes that recognizing revenue at shipment is appropriate because the Company's sales policies meet the four criteria of SAB 104, which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller's price to the buyer is fixed and determinable, and (iv) collectability is reasonably assured. The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms, which are F.O.B shipping point with the title and risk of loss passing to the customer at point of shipment. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment. The Company recognizes income in its Hauser subsidiary upon monthly customer invoicing. The invoice amount is based upon on time and materials spent in the month.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $30,000 and $60,000 for the three months ended March 31, 2005 and 2004 and $100,000 and $180,000 for the nine months ended March 31, 2005 and 2004, respectively. Such amounts are included in "Other income."

Investment in Joint Venture - Paxis entered into a joint venture as of July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian biomass and the joint venture processes it, using Paxis' extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis' requirements for extract at cost, from which Paxis produces its paclitaxel and related products. The joint venture may sell extract and intermediate products to third parties. The Company has a 50% interest in this joint venture. The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of March 31, 2005, the $121,388 represents the Company's investment. The investment in the joint venture is reflected using the equity method. The results of operations were not significant for the nine months ended March 31, 2005. The Company can give no assurance that the joint venture can be operated successfully.

Goodwill and Other Intangible Assets - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized against earnings, but instead tested for impairment at least annually based on a fair-value approach as described in SFAS 142. The Company performed the annual test as of May 11, 2005, and determined that there were no indications of goodwill impairment.

Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. As of March 31, 2005, the Company believes that there is no impairment to intangibles.

Other intangible assets consist of intellectual property, trade names, license fees, license agreements, and unpatented technology. Amortization is being recorded on the straight line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives.

Long-Lived Assets - The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever circumstances indicate the carrying amount of an asset may not be recoverable.

Advertising - Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $139,097 and $38,112 for the three months ended March 31, 2005 and 2004 and $476,736 and $88,322 for the nine months ended March 31, 2005 and 2004, respectively.

Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No.148, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the nine months ended March 31, 2005 and 2004, respectively, consistent with the provision of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                 Nine Months Ended
                                                                     March 31,
                                                               2005            2004
                                                           -------------   -------------
Net loss available to common stockholders, as reported     $ (4,923,016)   $ (2,264,578)
Add: Stock-based employee compensation
     expense included in net loss,
     net of related tax effects                                       --              --
Deduct: Total stock-based employee
     compensation expense determined
     under fair value-based method for all
     awards, net of related tax effects                        (839,147)     (2,790,722)
                                                           -------------   -------------

Pro forma net loss available to common stockholders
                                                           $ (5,762,163)   $ (5,055,300)
                                                           =============   =============

Earnings per share:
  Basic-as reported                                        $      (0.39)   $      (0.24)
                                                           =============   =============
  Basic-pro forma                                          $      (0.46)   $      (0.48)
                                                           =============   =============

  Diluted-as reported                                      $      (0.39)   $      (0.24)
                                                           =============   =============
  Diluted-pro forma                                        $      (0.46)   $      (0.48)
                                                           =============   =============


Earnings Per Share - In accordance with FASB Statement No. 128, "Earnings Per Share," basic earnings per common share are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants, and convertible preferred stock, subject to antidilution limitations.

As of March 31, 2005, stock options and warrants with exercise prices below average market price in the amount of 4,642,595 shares and Series B Convertible Preferred Stock in the amount of 700 shares were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented.

As of March 31, 2005, options and warrants to purchase 1,563,666 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater that the average market price of the common shares.

3. Goodwill and other Intangible Assets

In accordance with SFAS No. 142, goodwill is not amortized. The Company completed its annual impairment test prescribed by SFAS 142 at May 11, 2005 and concluded that no impairment of goodwill existed.

At March 31, 2005, goodwill consisted of:

                  Goodwill - Paxis acquisition        $    542,728
                  Goodwill - Aloe acquisition              145,410
                                                      ------------
                  Total                               $    688,138
                  -----                               ============

At March 31, 2005, intangible assets were made up of the following:


                       Gross Carrying   Accumulated
                          Amount        Amortization          Net
                        -----------     ------------      -----------

Intellectual Property   $ 1,577,455     $    196,887      $ 1,380,568
License Fee                  90,000           15,750           74,250
Trade Names               1,508,000          106,817        1,401,183
Unpatented Technology       547,000          130,000          417,000
License Agreement           611,730           40,823          570,907
                        -----------     ------------      -----------

         Total          $ 4,334,185     $    490,277      $ 3,843,908
                        ===========     ============      ===========

Amortization expense recorded on the intangible assets was $86,825 and $10,000 for the three months ended March 31, 2005 and 2004 and $230,078 and $30,000 for the nine months ended March 31, 2005 and 2004, respectively. Amortization expense is recorded on the straight line method of periods ranging from 10 years to 20 years.

The estimated annual amortization expense for intangible assets for the five succeeding twelve months is as follows:

                                        Amortization
                        March 31,         Expense
                        -----------     ------------

                        2006            $    329,649
                        2007                 329,649
                        2008                 329,649
                        2009                 329,649
                        2010                 329,649
                        Thereafter         2,195,663
                                        ------------
                        Total           $  3,843,908
                                        ============

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

4. Inventories

Inventories consisted of the following at March 31, 2005:

                        Raw Materials         $ 5,501,877
                        Work-in-Process         1,678,648
                        Finished Goods          3,130,044
                                              -----------
                        Total                 $10,310,569
                        -----                 ===========

5. Property and Equipment

Property and equipment comprised the following at March 31, 2005:

Land and Building                                 $ 1,250,000
Leasehold Improvements                              2,140,253
Machinery and Equipment                             8,506,107
Machinery and Equipment Under Capital Leases          162,827
Transportation Equipment                               37,714
                                                  -----------
Total                                              12,096,901
Less: Accumulated Depreciation and Amortization   (4,646,531)
                                                  -----------

                   Total                          $ 7,450,370
                   -----                          ===========


6. Notes Payable

Notes Payable are summarized as follows at March 31, 2005:

Promissory note provided by Bank of America dated August 6, 2003 in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The loan was due on September 4, 2004 and was subsequently renewed through September 2005. The loan is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. At March 31, 2005, the interest rate was 4.1%.

7. Loan Payable-Trade Investment Services

Demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis, dated July 1, 2002 with interest at 9%.

8. Research and Development Expense

Research and development costs are expensed as incurred. The Company incurred $87,823 and $0 for the three months ended March 31, 2005 and 2004 and $215,797 and $37,583 for the nine months ended March 31, 2005 and 2004, respectively. Such costs are included in selling and administrative expenses.

9. Significant Risks and Uncertainties

Concentrations of Credit Risk - Cash - The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2005 the Company's uninsured cash balances totaled approximately $2,019,255.

Concentrations of Credit Risk - Receivables - The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts at March 31, 2005 was $51,113.

10. Major Customer

Approximately 72% and 53% of revenues were derived from two customers for the three months ended March 31, 2005 and 2004 and approximately 71% and 75% for the nine months ended March 31, 2005 and 2004, respectively. The loss of either customer would have an adverse effect on the Company's operations. Accounts receivable from these customers comprised approximately 61% of total accounts receivable at March 31, 2005.

11. Commitments and Contingencies

Leases

Related Party Leases - Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board and principal stockholder and certain family members, and 10% owned by the Company's Senior Vice President of Administration and Operations and former Chief Financial Officer. The lease was effective on January 10, 1997 and provides for a minimum annual rental of $323,559 through May 31, 2015, plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to-month basis. Rent expense on this lease was approximately $248,000 and $135,000 for the three months ended March 31, 2005 and 2004 and $626,000 and $370,000 for the nine months ended March 31, 2005 and 2004, respectively, and is included in both manufacturing and selling and administrative expenses. The increase in rent is due primarily to an increase in utility charges.

Other Lease Commitments - The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002, and provided for minimum monthly rental of $32,500 per month through March 31, 2007, plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five (5) year period. On August 27, 2002, the lease was amended, reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense was $61,195 and $87,713 for the three months ended March 31, 2005 and 2004 and $243,235 and $238,184 for the nine months ended March 31, 2005 and 2004, respectively, and is included in cost of goods sold.

The Company leases warehouse and office facilities through March 31, 2006. The lease was effective on March 6, 2004, and provides for a minimum monthly rental of $9,967. The Company leases office space through September 30, 2005. The lease was effective on June 1, 2004, and provides for a minimum monthly rental of $2,248.The Company leases warehouse equipment for a five (5) year period with an annual rental of $15,847 and office equipment for a five (5) year period with an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements which expire through 2006.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                   Related
                  Lease           Party Lease
March 31,       Commitment        Commitment            Total
---------       ----------        -----------        -----------

2006            $  645,549        $   323,559        $   969,108
2007               220,570            323,559            544,129
2008                 3,102            323,559            326,661
2009                    --            323,559            323,559
2010                    --            323,559            323,559
Thereafter              --          1,802,612          1,802,612
---------       ----------        -----------        -----------
Total           $  869,221        $ 3,420,407        $ 4,289,628
---------       ==========        ===========        ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $441,000 and $246,000 for the three months ended March 31, 2005 and 2004 and $1,200,000 and $692,000 for the nine months ended March 31, 2005 and 2004, respectively. Rent expense is stated net of sublease income of approximately $800 and $2,300 for the three months ended March 31, 2005 and 2004 and $2,000 and $7,975 for the nine months ended March 31, 2005 and 2004, respectively.

Litigation - On October 14, 2004, the Company was served with a product liability complaint. The complaint is in the early stages of discovery and has been turned over to the Company's insurance carrier for defense.

Development and Supply Agreement - On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ("Herbalife") under which the Company develops, manufactures, and supplies certain nutritional products to Herbalife. The agreement has been renewed through December 31, 2006. The agreement provides that Herbalife is required to purchase a minimum quantity of products each year for the term of the agreement in order to be eligible for rebate incentives. If Herbalife purchases the minimum amount, then Herbalife will be entitled to certain rebates of an amount not exceeding $300,000 per year. For the nine months ended March 31, 2005, there were no rebates due.

Consultant Agreement - On October 20, 2003, the Company entered into a one year consultant agreement with an investor relations consultant. The Company paid $80,000 over the term of the agreement. In addition, the Company initially agreed to issue to the consultant 36,000 shares of its common stock. On July 13, 2004, the Company terminated the agreement. Under the terms of the termination agreement, the Company will not be obligated to pay the $10,000 per month fee after July 15, 2004. Additionally the Company issued to the consultant 27,000 shares of common stock valued at the fair market price on the date of issuance in lieu of the original 36,000 shares. The 27,000 shares of common stock were valued at $186,300 and are included in selling and administrative expenses.

Intellectual Property Agreement - In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $2,500,000 for services to be performed by Fraunhofer USA, Inc. over a five year period. As of March 31, 2005 $1,000,000 has been paid.

12. Related Party Transactions

The Company has two consulting agreements with the brothers of the Company's Chairman of the Board. One agreement is on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement was $3,300 for the three months ended March 31, 2005 and 2004 and $9,900 for the nine months ended March 31, 2005 and 2004, respectively.

The second agreement is with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company. The total consulting expense under this agreement was $45,000 for the three months ended March 31, 2005 and 2004 and $135,000 for the nine months ended March 31, 2005 and 2004, respectively.

13. New Accounting Pronouncements

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing", to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005; however, early adoption of this Statement is permitted. The Company does not anticipate an impact from the adoption of this Statement.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, "which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The Company does not yet know the impact that any future share-based payment transactions will have on its financial position or results of operations.

14. Equity Transactions

Stock Option Plan and Warrants - On March 24, 2005, the Company granted 34,723 incentive stock options and 9,277 non-statutory stock options to certain of its directors and employees for a period of ten years at an exercise price equal to the market price of $6.36.

Treasury Stock Purchases - Through the Company's stock repurchase plan, the Company purchased an aggregate of 9,100 shares of its common stock for a purchase price of $70,508 during July 2004.

15. Gain on Settlement of Lawsuit - In January 2005 the Company received a $2,475,322 cash payment in connection with a multidistrict class action brought on behalf of direct purchases of vitamin products, in which the plaintiffs alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct violation of various federal and state laws.

16. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments.

The Company has divided its operations into three reportable segments as follows: Sales of vitamins and nutritional supplements, sales of its active pharmaceutical ingredient paclitaxel and sales of technical services through its Hauser subsidiary. The international sales for the nine months ended March 31, 2005 were $4,107,363.

Financial information relating to the nine months ending March 31, 2005 operations by business segment follows:

                                                               Technical
                       Nutraceutical     Pharmaceutical         Services            Total
                       ------------      -------------       -------------      -------------
Sales
  U.S. Customers       $ 16,091,648      $     547,507       $     540,371      $  17,179,526
  International           4,107,363                 --                  --          4,107,363
                       ------------      -------------       -------------      -------------
Total Revenues         $ 20,199,011      $     547,507       $     540,371      $  21,286,889

Segment operating
profit/(loss)          $  (164,206)      $ (3,964,621)       $ (1,136,704)      $ (5,265,531)
Depreciation           $    323,340      $     525,983       $      70,922      $     920,245
Capital Expenditures   $     52,166      $     456,503       $     995,967      $   1,504,636
Total assets           $ 21,131,733      $   8,089,101       $   1,906,012      $  31,226,846


Financial information relating to the three months ending March 31, 2005 operations by business segment follows:


                                                               Technical
                       Nutraceutical     Pharmaceutical         Services           Total
                       ------------      -------------       -------------      -------------
Sales
  U.S. Customers       $  6,785,012      $          --       $     298,877      $   7,014,889
  International           1,853,406                 --                  --          1,853,406
                       ------------      -------------       -------------      -------------
Total Revenues         $  8,638,418      $          --       $     298,877      $   8,868,295

Segment operating
profit/(loss)          $  1,155,835      $ (1,577,920)       $   (498,816)      $   (920,901)
Depreciation           $    109,830      $     182,435       $      32,733      $     324,998
Capital Expenditures   $     23,335      $     142,247       $      63,820      $     229,402


17. Subsequent Events

On April 20, 2005, Gregory A. Gould was appointed Chief Financial Officer and Senior Vice President of the Company. At the same time, Mr. Eric Friedman, the former Chief Financial Officer, was appointed Chief Executive Officer of the Agrolabs, Inc. subsidiary and Senior Vice President of Administration and Operations for the Company.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements of the Company and notes thereto.

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

The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. Shipping terms are F.O.B. shipping point, with title and risk of loss passing to the customer at point of shipment.

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

Inventory Valuation

Inventories are stated at the lower of cost or market ("LCM"), which reflects management's estimates of net realizable value. The Company is a contract manufacturer and distributor. Detail inventory levels and composition are reviewed and evaluated for potential overstock or obsolescence in light of current operations and sales. Any appropriate reserve is recorded on a current basis.

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

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with Statement of Financial Accounting Standards ("SFAS") No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Income Taxes

Net operating loss carryforwards of approximately $3,013,000 will expire in 2024 for federal purposes and 2011 for state purposes. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to options are assured, a valuation allowance equaling the net operating loss is being provided.

Results of Operations

Nine months ended March 31, 2005 compared to nine months ended March 31, 2004

The Company's net loss for the nine months ended March 31, 2005 was $(2,806,180) as compared to net loss of $(2,264,578) for the nine months ended March 31, 2004. This increase in net loss of approximately $540,000 was primarily the result of a decrease in gross profit of approximately $1,690,000, an increase in selling and administrative expenses of approximately $1,100,000 including Paxis start up costs, an increase in other income of approximately $2,240,000, and a decrease in federal income and state income taxes of approximately $45,000.

Sales for the nine months ended March 31, 2005 and 2004 were $21,286,889 and $18,313,616, respectively, an increase of approximately $3,000,000 or 16%. This increase was due to the introduction of new nutraceutical products and the increase in sales related to the Paxis Pharmaceuticals, Inc. and Hauser, Inc. subsidiaries. Gross profit for the nine months ended March 31, 2005 was $1,687,637 lower than gross profit for the nine months ended March 31, 2004. This decrease in gross profit was attributable to the inclusion of Paxis manufacturing expenses. Exclusive of the Paxis subsidiary, the gross profit percentage for the nine months ended March 31, 2005 was 27% as compared to 24% for the nine months ended March 31, 2004. For the nine months ended March 31, 2005 and 2004, approximately 71% and 75% of revenues were derived from two customers. The loss of these customers would have an adverse affect on the Company's operations.

Nutraceutical sales for the nine months ended March 31, 2005 and 2004 were $20,199,011 and $18,222,113, respectively, an increase of $1,976,898 or 11%.

On September 16, 2004 the Company completed the purchase of substantially all of the assets of Hauser Technical Services, Inc. and Hauser, Inc. Sales for the six months ended March 31, 2005 were $540,371.

Paxis completed setting up its manufacturing facilities and operations and began production in the fourth quarter of 2004. In anticipation of fulfilling orders, Paxis has built up raw material and work in process inventories of approximately $3,000,000. Sales for the nine months ended March 31, 2005 totaled $547,507.

Cost of sales increased to $18,508,770 for the nine months ended March 31, 2005 as compared to $13,847,860 for the nine months ended March 31, 2004. Cost of sales increased as a percentage of sales to 87% for the nine months ended March 31, 2005 as compared to 76% for the nine months ended March 31, 2004. The increase in cost of sales was due to the inclusion of $3,565,987 attributable to both Paxis and Hauser. Exclusive of Paxis and Hauser, cost of sales would have been 74% for the nine months ended March 31, 2005 as compared to 76% for the nine months ended March 31, 2004.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                              Nine Months Ended
                                                  March 31,
                                            2005          2004         Change
                                        -----------    -----------   -----------

Advertising Expense ................... $   476,736    $    88,322   $   388,414
Bad Debt Expense ......................     (3,553)          7,342      (10,895)
Royalty & Commission Expense ..........     259,363         79,985       179,378
Officers Salaries .....................     310,866        358,702      (47,836)
Auto, Travel & Entertainment ..........     718,065        595,541       122,524
Office Salaries .......................   1,522,047        705,604       816,443
Depreciation & Amortization ...........     434,244        156,650       277,594
Consulting Fees .......................     749,792        256,449       493,343
Regulatory Fees .......................      22,864         19,250         3,614
Professional Fees .....................     552,671        518,141        34,530
Research & Development Expense ........     215,797         37,583       178,214
Other selling and administrative expenses 2,784,758        878,522     1,906,236
Paxis Pharmaceuticals, Inc. ............         --      3,228,454   (3,228,454)
                                        -----------    -----------   -----------
Total ..................................$ 8,043,650    $ 6,930,545   $ 1,113,105
                                        ===========    ===========   ===========

The increase in advertising expense was due to an increase in advertising relating to the sales of new nutraceutical products. Royalty and commission expense increased as a result of the sales of new nutraceutical products. Office salaries increased due to the addition of two new sales and marketing employees and the inclusion of Paxis salary expenses reflected in the nine months. In previous quarters these costs were included in Paxis startup expenses. The increase in depreciation and amortization expenses was a result of the inclusion of Paxis expenses. Consulting fees increased as a result of the termination of the agreement made on July 8, 2004, which resulted with the issuance of 27,000 shares of common stock and an increase in sales promotion costs. The increase in research and development expense was attributable to the inclusion of Paxis expenses reflected in the nine months.

Other income (expense) was $2,522,686 for the nine months ended March 31, 2005 as compared to $287,241 for the nine months ended March 31, 2004, an increase of $2,235,445. The increase was due to a $2,475,322 cash payment in connection with a multidistrict class action brought on behalf of the Company and other direct purchasers of vitamin products, in which the plaintiffs alleged violations of
Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

The Company's net income for the three months ended March 31, 2005 was $1,496,683 as compared to net loss of $(1,141,532) for the three months ended March 31, 2004. This increase in net income of approximately $2,600,000 was primarily the result of an increase in gross profit of approximately $540,000, an increase in selling and administrative expenses of approximately $290,000 including the Paxis start up costs, an increase in other income of approximately $2,400,000, and an increase in federal income and state income taxes of approximately $52,000.

Sales for the three months ended March 31, 2005 and 2004 were $8,868,295 and $6,560,784, respectively, an increase of approximately $2,300,000 or 35%. This increase was due to the introduction of new nutraceutical products and the increase in sales related to the Paxis Pharmaceuticals, Inc. and Hause, Inc. subsidiaries. Gross profit for the three months ended March 31, 2005 was $540,471 higher than gross profit for the three months ended March 31, 2004. The increase in gross profit was attributable to an increase in sales with higher profit margins. Exclusive of the Paxis subsidiary, the gross profit percentage for the three months ended March 31, 2005 was 37% as compared to 24% for the three months ended March 31, 2004. For the three months ended March 31, 2005, the Company had sales to two customers, who accounted for 78% of net sales in 2005 and 65% in 2004. The loss of these customers would have an adverse affect on the Company's operations.

Nutraceutical sales for the three months ended March 31, 2005 and 2004 were $8,638,418 and $6,389,987, respectively, an increase of $2,248,431 or 35%.

On September 16, 2004 the Company completed the purchase of substantially all of the assets of Hauser Technical Services, Inc. and Hauser, Inc. Sales for the three months ended March 31, 2005 were $229,877.

Paxis completed setting up its manufacturing facilities and operations and began production in the fourth quarter of 2004. In anticipation of fulfilling orders, Paxis has built up raw material and work in process inventories of approximately $3,000,000.

Cost of sales increased to $6,749,833 for the three months ended March 31, 2005 as compared to $4,982,793 for the three months ended March 31, 2004. Cost of sales remained constant as a percentage of sales at 76% for the three months ended March 31, 2005 and for the three months ended March 31, 2004. Exclusive of Paxis and Hauser, cost of sales would have been 58% for the three months ended March 31, 2005.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                            Three Months Ended
                                                 March 31,
                                            2005          2004         Change
                                        -----------    -----------   -----------

Advertising Expense ................... $   139,097    $    38,112   $   100,985
Bad Debt Expense ......................       2,494          2,500           (6)
Royalty & Commission Expense ..........     148,523         40,364       108,159
Officers Salaries .....................     114,069        111,138         2,931
Auto, Travel & Entertainment ..........     245,558        175,158        70,400
Office Salaries .......................     505,148        257,260       247,888
Depreciation & Amortization ...........     163,947         53,639       110,308
Consulting Fees .......................     115,249         84,062        31,187
Regulatory Fees .......................      12,610          5,000         7,610
Professional Fees .....................      79,338        125,686      (46,348)
Research & Development Expense ........      87,823             --        87,823
Other selling and administrative expenses 1,425,507        299,547     1,125,960
Paxis Pharmaceuticals, Inc. ...........          --      1,557,100   (1,557,100)
                                        -----------    -----------   -----------
Total ................................. $ 3,039,363    $ 2,749,566   $   289,797
                                        ===========    ===========   ===========


The increase in advertising expense was due to an increase in in-store advertising relating to the sales of new nutraceutical products. Royalty and commission expense increased as a result of the sales of new nutraceutical products. Office salaries increased due to the addition of two new sales and marketing employees and the inclusion of Paxis salary expenses reflected in the three months. In previous quarters these costs were included in Paxis startup expenses. The increase in depreciation and amortization expenses was a result of the inclusion of Paxis. Consulting fees increased as a result of sales promotion costs. The increase in research and development expense was attributable to the inclusion of Paxis expenses reflected in the nine months.

Other income (expense) was $2,482,806 for the three months ended March 31, 2005 as compared to $42,948 for the three months ended March 31, 2004, an increase of $2,439,858. The increase was due to a $2,475,322 cash payment in connection with a multidistrict class action brought on behalf of the Company and other direct purchasers of vitamin products, in which the plaintiffs alleged violations of
Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws.

Inventories

The inventory at March 31, 2005 increased by $3,169,269 from the inventory at June 30, 2004. The increase was attributable to an increase in new nutraceutical products of approximately $950,000, an increase in Manhattan Drug Inc.'s inventory of approximately $995,000, an increase in Paxis' inventory of approximately $160,000, and the acquisition of the Hauser inventory of approximately $800,000.

Liquidity and Capital Resources

At March 31, 2005 the Company's working capital was $9,498,290, a decrease of $3,415,371 in working capital from June 30, 2004. Cash and cash equivalents were $2,906,396 at March 31, 2005, a decrease of $6,641,650 from June 30, 2004. The
Company utilized $4,525,498 and $4,543,328 from operations for the nine months ended March 31, 2005 and 2004, respectively.

The primary reasons for the decrease in cash used in operations for the nine months ended March 31, 2005 was net loss of approximately $2,800,000, an increase in accounts receivable of approximately $1,700,000, an increase in inventories of approximately $3,200,000, and an increase in accounts payable of approximately $1,600,000. Based upon the increase in the Company's vitamin and supplement sales and the commencement of the Company's Pharmaceutical and Technical Services operating segments, the Company anticipates that cash flows from operations and existing cash balances will be sufficient to fund operations through fiscal 2006. The Company anticipates that it will be able to renew the existing promissory note with terms similar to the existing facility.

The Company utilized $1,780,002 and $4,579,811 in investing activities for the nine months ended March 31, 2005 and 2004, respectively. The Company utilized $336,150 and generated $50,627 from debt financing activities for the nine months ended March 31, 2005 and 2004, respectively.

The Company's total annual commitment at March 31, 2005 for the next five years of $3,999,609 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment, and automobiles.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2005 and 2004 were $1,504,636 and $3,136,556 respectively. The capital expenditures during these periods were primarily attributable to the purchase of machinery and equipment.

The Company has budgeted approximately $100,000 for capital expenditures for the remaining three months of fiscal 2005. Such amount will be funded from current cash balances.

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

Part II: OTHER INFORMATION

Item 1: Legal Proceedings

Of the three separate actions against the Company brought by NatEx Georgia LLC, Wolfe Axelrod Weinberger Associates, LLC and Body Systems Technology, Inc., respectively, each described in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, filed with the U.S. Securities and Exchange Commission on September 28, 2004, only the NatEx Georgia LLC action is still pending. This action has been remanded to state court, and the Company has filed a motion to dismiss the action. The remaining two actions have been settled with no material financial impact upon the Company.

On October 14, 2004 the Company was served with a product liability complaint. The complaint is in the early stages of discovery and has been turned over to the Company's insurance carrier for defense.

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

     (b) Reports on Form 8-K

             Current Report on Form 8-K filed on February 11, 2005 pursuant to
             Item 7.01 (Regulation FD) and Item 9.01 (Financial Statements and Exhibits)

             Current Report on Form 8-K filed on April 20, 2005 pursuant to
             Item 5.02 (Departure of Directors or Principal Officers) and Item
             9.01 (Financial Statements and Exhibits)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INTEGRATED BIOPHARMA, INC.

Date:   May 16,  2005          By: /s/ E. Gerald Kay
                               ---------------------
                               E. Gerald Kay
                               Chief Executive Officer



Date:   May 16,  2005          By: /s/ Gregory A. Gould
                               ------------------------
                               Gregory A. Gould
                               Senior Vice President and Chief Financial Officer