Form 10KSB
period 2005-06-30
INTEGRATED BIOPHARMA INC
filed 2005-09-28
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005         Commission File Number 000-28876

                           INTEGRATED BIOPHARMA, INC.
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

                           Yes  | X |       No |   |

Registrant's revenues for the fiscal year ended June 30, 2005 were $32,735,813.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on September 19, 2005 was $8,163,638.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

            Class                           Outstanding at September 19, 2005
Common Stock, $.002 par value                     12,685,790 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

                            FORM 10-KSB ANNUAL REPORT

                                      INDEX


Part I                                                                    Page

Item 1.    Description of Business                                          1

Item 2.    Description of Property                                          9

Item 3.    Legal Proceedings                                                9

Item 4.    Submission of Matters to a Vote of Security Holders             10

Part II

Item 5.    Market for Common Equity, Related Stockholder Matters           10
           and Small Business Issuer Purchases of Equity Securities

Item 6.    Management's Discussion and Analysis or Plan of Operation       14

Item 7.    Financial Statements                                            18

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             18

Item 8 A.  Controls and Procedures                                         18

Item 8 B.  Other Information                                               18

Part III

Item 9.    Directors and Executive Officers of the Registrant              19

Item 10.   Executive Compensation                                          19

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                      19

Item 12.   Certain Relationships and Related Transactions                  19

Item 13.   Exhibits, List and Reports on Form 8-K                          19

Item 14.   Principal Accountant Fees and Services                          21

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

Item 1.   Description of Business

General

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the "Company") is engaged primarily in manufacturing, distribution, marketing and sales of vitamins, nutritional supplements and herbal products, including vitamins sold as single entity supplements, in multi-vitamin combinations and in varying potency levels and in different packaging sizes. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. Effective for the first quarter of Fiscal 2006 the registrant will no longer be a small business filer.

The Company's subsidiary, InB:Manhattan Drug Company, Inc. ("Manhattan Drug"), manufactures the vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures such products for sale under its own private brand, "Vitamin Factory", through mail order. On August 31, 2000, the Company began the distribution and sale of fine chemicals through its subsidiary IHT Health Products, Inc.

On February 21, 2003, the Company completed a merger with NuCycle Acquisition Corp. (together with its wholly-owned subsidiary NuCycle Therapy, Inc., "NuCycle") pursuant to which the Company acquired NuCycle in exchange for the shareholders of NuCycle receiving from the Company 368,833 shares of its common stock and 25% of the after-tax profits of NuCycle until the shareholders of NuCycle have received, in the aggregate, an additional $5,000,000 commencing with the first fiscal quarter following the date of the merger. As of June 30, 2005 the likelihood of such additional payments was not probable and accordingly, no such amount was recorded or accrued. NuCycle is engaged in the development and sale of nutritional formulations based on plant-derived minerals through patented hyperaccumulation technology. The NuCycle transaction also allows the Company to enter the field of genetically engineered human therapeutics through NuCycle's expertise.

On February 1, 2003 and July 22, 2003, the Company acquired an aggregate of 97% of the shares of common stock of Paxis Pharmaceuticals, Inc. ("Paxis"). Paxis manufactures and distributes Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, at its Boulder, Colorado manufacturing facility. Paxis acquired from Hauser Inc. ("Hauser") its cGMP-(current good manufacturing practices) compliant Paclitaxel production facilities, processing equipment, and intellectual assets. Paxis also purchased intellectual property (the "Technology") from Hauser. On October 8, 2003, the Company acquired the remaining three (3%) percent of Paxis in exchange for 66,666 shares of its common stock valued at $542,728. The stock was valued on the basis of the average closing price as reported on the American Stock Exchange for the five trading days immediately preceding the closing date and five trading days after.

As of June 30, 2005, Paxis has built up a raw material inventory of approximately $1,300,000 and an inventory of work in process and finished goods of approximately $1,900,000. Paxis has had minimal revenues to date. The Company can give no assurance that Paxis can be operated profitably. As a result of Paxis' continued losses the Company announced on July 1, 2005, a reduction in the rate of production of paclitaxel API and a corresponding reduction in the Company's workforce. The Company concluded that it would recognize an impairment loss on the difference between the carrying value and fair value of the assets. The Company conducted an appraisal of the fixed assets. At June 30, 2005 the Paxis subsidiary recorded an impairment charge of $3,665,132 made up of the following:

Description             Carrying Amount    Fair Value      Impairment Loss
-----------             ---------------    ----------      ---------------

Fixed Assets            $     4,218,388    $1,629,947      $     2,588,441
Goodwill                        542,728            --              542,728
Intellectual Property           461,963            --              461,963
License Fee                      72,000            --               72,000
-----------             ---------------    ----------      ---------------

Total                   $     5,295,079    $1,629,947      $     3,665,132
-----------             ===============    ==========      ===============

Paxis entered into a joint venture as of July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian biomass and the joint venture processes it, using Paxis' extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis' requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The joint venture may sell extract and intermediate products to third parties. The Company can give no assurance that the joint venture can be operated successfully. The joint venture has temporarily shut down operations and the Company believes that the assets have been impaired and consequently the investment in the joint venture of $121,388 was written off during fiscal 2005.

On October 22, 2003, the Company completed the acquisition of various assets related to the Naturally Aloe(TM), Naturally Noni(TM) and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records. Pursuant to the terms of a purchase agreement dated October 22, 2003 between the Company and Aloe, the purchase price for the Transferred Assets was $2,597,880, with $872,470 paid at closing and $1,725,410 paid in 203,085 shares of the Company's common stock valued on the basis of the average closing price as reported on the American Stock Exchange for the five (5) trading days immediately preceding the closing date and five (5) trading days after.

On September 16, 2004 the Company completed the purchase of substantially all of the assets of Hauser CRO, including substantially all of its laboratories, development and manufacturing facilities and equipment; its intellectual property, including that related to Paclitaxel and other taxanes; goodwill, professional staff and certain of its ongoing contracts. As part of the transaction, the Company also acquired Hauser's rights under a prior contract to receive royalties and other payments from the Company's subsidiary, Paxis Pharmaceuticals, for Hauser intellectual property used by Paxis in the manufacture of Paclitaxel. Transactions for the period beginning September 16, 2004 through June 30, 2005 have been included in the Company's consolidated financial statements. The acquisition price of $1,697,076, with $916,552 allocated to machinery and equipment based upon appraised values and $780,524 allocated to inventory. No other assets were recorded.

Listing of Common Stock on American Stock Exchange

On April 16, 2003, the common stock of the Company began trading on the American Stock Exchange under the trading symbol, "INB."

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

Development and Supply Agreement

On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ("Herbalife") whereby the Company develops, manufactures and supplies certain nutritional products to Herbalife, which agreement was renewed through December 31, 2006. The agreement provides that Herbalife is required to purchase a minimum quantity of supplied products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount, then Herbalife will be entitled to certain rebates of an amount not exceeding $300,000 per year. For the fiscal years ended June 30, 2005 and 2004, there were no rebates due.

Risk of Reduction of Significant Revenues from Major Customer

The Company derives a significant portion of its sales from two customers. For the years ended June 30, 2005 and 2004 approximately 76% and 71% respectively were derived from these two customers. For the year ended June 30, 2005 the two customers accounted for 37% and 39% of sales and 58% and 13% for the year ended June 30, 2004. Accounts receivable from these customers comprised approximately 64% and 47% of total accounts receivable at June 30, 2005 and 2004, respectively. The loss of either customer would have an adverse affect on the Company's operations.

Dependence on Key Personnel

The Company is highly dependent on the experience of its management in the continuing development of its manufacturing and retail operations. The loss of the services of certain individuals, particularly E. Gerald Kay, Chairman of the Board, and Chief Executive Officer of the Company, would have a material adverse effect on the Company's business. The Company has obtained key-man life insurance in the amount of $1,000,000 on the life of Mr. Kay, with the Company as the named beneficiary.

Raw Materials

The principal raw materials used in the manufacturing process in the company's nutraceutical segment are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, gelatin capsules, coating materials, and the necessary components for packaging the finished products. The principal raw materials used in the company's pharmaceutical segment are made up of a variety of materials used to develop and manufacture Paclitaxel. The raw materials are available from numerous sources within the United States and abroad. The gelatin capsules and coating materials and packaging materials are similarly widely available. Raw materials are generally purchased by the Company without long-term commitments, on a purchase order basis. The Company's principal suppliers are DM Marketing, Inc., Triarco Industries, Inc., and DSM Nutritional Products, Inc.

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

Intellectual Property

The Company has established an intellectual property position in two primary areas of plant-related technology: i) Production of proteins in a variety of plant-based expression systems utilizing a range of different vectors and approaches, with an emphasis on transient or sustained gene expression using viral vectors; and ii) Nutritional formulations based on plant-derived minerals and methods for producing the formulations.

In the area of protein production in plants, the Company has eleven patent applications pending before the U.S. Patent and Trademark Office or scheduled to enter the national phase in the U.S. in the upcoming months. The patents cover a range of technology platforms including transient expression of genes in plants using viral vectors and vector systems, trans-activation of gene expression in plants, production of pharmaceutically active proteins in sprouted seedlings with a focus on viral vectors, clonal plant tissues and cultures developed utilizing viral vectors, methods to facilitate purification of proteins expressed in plants, and improved plant transformation systems. Specific areas covered include production of vaccine antigens and multi-subunit proteins such as antibodies. The Company recently received a Notice of Allowance on a patent application directed to Virus-Induced Gene Silencing in Plants, technology that is expected to be of use in improving levels of protein expression using viral vectors in plants. The Company has pending foreign filings corresponding to many of these patent applications.

In the area of nutritional formulations, the Company is the owner of nine issued and one recently allowed U.S. patents and several foreign patents directed to methods for accumulating metals in plant seedlings and nutritional formulations produced using the plant seedlings, or has rights to these patents in the field of nutritional supplements. Two of these patents relate to nutritional supplements containing methylselenocysteine.

Government Regulations

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by a number of federal agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the United States Postal Service, the Consumer Product Safety Commission and the United States Department of Agriculture. The Company's activities are also regulated by various state and local agencies in which the Company's products are sold. The FDA is primarily responsible for the regulation of the manufacturing, labeling and sale of the Company's products. The operation of the Company's vitamin manufacturing facility is subject to regulation by the FDA as a food manufacturing facility. The United States Postal Service and the FTC regulate advertising claims with respect to the Company's products. In addition, the Company manufactures and markets certain of its products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. ("USP") and other voluntary standard organizations.

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. The Dietary Supplement Act amends the Federal Food, Drug and Cosmetic Act ("FFD&CA") by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, and by providing a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Dietary supplements are regulated as foods under the DSHEA and FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require pre-market submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient that the Company may decide to use. FDA's refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring FDA pre-approval based on newly conducted, costly safety testing.

DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997. The Dietary Supplement Act permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. FDA requires the Company to notify the agency of such statements. There can be no assurance that the FDA will not consider particular labeling statements used by the Company to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements. It is also possible that FDA could allege false statements were submitted to it if structure/function claim notifications was either non-existent or so lacking in scientific support as to be plainly false.

In addition, the DSHEA authorizes the FDA to promulgate Current Good Manufacturing Practices ("cGMP") specific to the manufacture of dietary supplements, to be modeled after food cGMP. The Company currently manufactures its dietary supplement products pursuant to food cGMP.

Dietary supplements are also subject to the Nutrition, Labeling and Education Act ("NLEA"), which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in a product. NLEA prohibits the use of any health claim for dietary supplements unless the health claim is supported by significant scientific agreement and is pre- approved by the Food and Drug Administration.

In certain markets, including the United States, claims made with respect to dietary supplements may change the regulatory status of the Company's products. For example, in the United States, the FDA could possibly take the position that claims made for some of the Company's products make those products new drugs requiring pre-approval by FDA. FDA could also place those products within the scope of its over-the-counter ("OTC") drug regulations and require it to comply with a published FDA OTC monograph. OTC monographs dictate permissible ingredients, appropriate labeling language and require the marketer or supplier of the products to register and file annual drug listing information with FDA. The Company does not at present sell OTC drug products. If the FDA were to assert that the Company's product claims cause them to be considered new drugs or fall within the scope of over-the-counter regulations, the Company would be required to either file a new drug application, comply with the applicable monographs, or change the claims made in connection with those products.

The FTC regulates the marketing practices and advertising of all the Company's products. In recent years, FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under Section 45 of the Fair Trade Commission Act and a false advertisement actionable under Section 52 of that Act. A false advertisement is one that is "misleading in a material respect." In determining whether an advertisement or labeling information is misleading in a material respect, FTC determines not only whether overt representations and implied representations are false but also whether the advertisement fails to reveal material facts. Under FTC's standard, any health benefit representation made in advertising must be backed by "competent and reliable scientific evidence" by which FTC means:

         tests, analyses, research studies, or other evidence based upon the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted by the profession to yield accurate and reliable results.

The FTC has increased its review of the use of the type of testimonials that may be used to market the Company's products. FTC requires competent and reliable evidence substantiating claims and testimonials at the time that such claims of health benefit are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although FTC has never threatened an enforcement action against the Company for the advertising of its products, there can be no assurance that FTC will not question the advertising for the Company's products in the future.

The Company believes that it is currently in compliance with all applicable government regulations. The Company cannot predict what new legislation or regulations governing the Company's operations will be enacted by legislative bodies or promulgated by agencies that regulate its activities. The Company recognizes that its industry has come under increased scrutiny, principally due to FDA's investigation of the use of ephedrine alkaloids (ephedra). FDA is expected to increase its enforcement activity against dietary supplements that the Agency considers violative of FFD&CA. In particular, FDA is increasing its enforcement of DSHEA provisions. Those activities will be enhanced by the appropriation for increased FDA budgets for dietary supplement regulation enforcement.

The Company believes it may become subject to additional laws or regulations administered by FDA or other federal, state, or foreign regulatory authorities. It also believes the laws or regulations which are consideed favorable may be repealed, or more stringent interpretations of current laws or regulations may be implemented. Any or all of such requirements could be a burden to the Company. Future regulations could require the Company to:

o       change the way it conducts business;
o       use expanded or different labeling;
o       recall, reformulate or discontinue certain products;
o       keep additional records;
o       increase the available documentation of the properties of its products;
        and/or
o increase the scientific proof of product ingredients, safety, and/or usefulness.

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

Research and Development Activities

The Company currently conducts research and development activities at its manufacturing facility and at privately owned research facilities. Its research and development activities are primarily involved in the research, development and commercialization of nutraceuticals, or naturally derived substances with nutritional or pharmacological properties. In the fiscal years ended June 30, 2005, and 2004, the Company spent $389,254 and $37,700 respectively on research and development activities.

Environmental Compliance

The Company is subject to regulation under Federal, state and local environmental laws.

During the fiscal year ended June 30, 2003, the Company engaged an environmental consultant to assist in obtaining a no further action letter from the New Jersey Department of Environmental Protection ("NJDEP") with respect to its facility located at 201 Route 22, Hillside, New Jersey. The facility is used to blend vitamins and nutritional supplements for human consumption. The site contained two underground heating oil tanks ("USTs") which were abandoned and closed prior to 1986. The consultant has investigated the site and on February 4, 2004 filed a Preliminary Assessment/Site Investigation (PA/ST) Report. On July 29, 2004, the State of New Jersey's Department of Environmental Protection made the determination that no further action is necessary for the remediation of the site, and issued a NFA/CNS letter. As of June 30, 2005, the Company has spent approximately $28,000 in remediation costs.

While the Company believes that it is in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.

Employees

As of June 30, 2005, the Company had approximately 157 full time employees of whom 51 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires August 31, 2006. Approximately 51 employees are administrative and professional personnel, 28 are laboratory personnel and 78 employees are production and shipping personnel. Among the professional personnel, 2 employees are engaged in research and development. The Company considers its relations with its employees to be good.

Subsidiaries

The Company has the following subsidiaries which are currently active: (i) InB:Manhattan Drug Company, Inc., a New York corporation; (ii) IHT Health Products, Inc., a Delaware corporation; (iii) AgroLabs, Inc., a New Jersey corporation (f/k/a Ideas, Inc.); (iv) IHT Properties Corp., a Delaware corporation; (v)InB:BioTechnologies, Inc. a New Jersey corporation (f/k/a NuCycle Therapy, Inc.,); (vii) Vitamin Factory, Inc., a Delaware corporation ;
(viii) InB: Paxis Pharmaceuticals, Inc., a Delaware corporation (f/k/a Paxis Pharmaceuticals, Inc.) and (ix) InB:Hauser Pharmaceutical Services, Inc., a Delaware corporation (f/k/a Hauser Technical Services, Inc.).

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

Paxis presently leases a manufacturing facility in Boulder, Colorado from Yew Tree Investments Ltd., LLP. The facility is comprised of 22,483 square feet located at 5555 Airport Blvd., Suite 200, Boulder, Colorado 80301. The lease expires on March 31, 2007.

INB: Hauser Pharmaceutical Services, Inc. leases two offices made up of approximately 22,800 square feet used for both scientific laboratories and storage. The offices are located at 6880 North Broadway Units A-L, Denver, Colorado 80221 and 6820 North Broadway Units R-S, Denver Colorado 80221. Both offices are leased through December 31, 2005. On July 20, 2005, the lease was renewed through December 31, 2012.

On March 6, 2004, the Company entered into a two year lease agreement for approximately 10,000 square feet of warehouse space in Grapevine, Texas. In June 2004, the Company modified the lease to increase the warehouse space to 16,000 square feet and in April 2005, the Company modified the lease to increase the warehouse space to 26,000 square feet and changed the expiration date of the lease term to March 2007. The space is used for the storage of inventory for the Company's AgroLabs, Inc. subsidiary.

In May 2004, the Company leased approximately 350 square feet of office space in Kennett Square, Pennsylvania, which expires on September 30, 2005. The space is used to house the Company's InB:Biotechnologies, Inc. offices.

Item 3. Legal Proceedings

NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the United States District Court for the Southern District of New York. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5 million. On August 18, 2004, the Company removed this action to federal court. On December 10, 2004, the federal court remanded the matter to state court. The Company has since filed a motion to dismiss and plans to defend vigorously the claims in this lawsuit. The outcome of the lawsuit is uncertain at this time, but the Company believes that it will not have a material financial impact.

On October 14, 2004, the Company was served with a product liability complaint. In July 2005, the parties entered into a compromise settlement, which was approved by the court in September 2005. The compromise settlement did not have a material financial impact.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

On April 16, 2003, the Company began trading on the American Stock Exchange using the symbol INB for its common stock.

Set forth below are the high and low closing prices of the Common Stock as reported on the American Stock Exchange:

COMMON STOCK [INB]                                   HIGH        LOW
------------------                               ---------    ---------

FISCAL YEAR ENDED JUNE 30, 2004
First Quarter ..........................         $    9.10    $    6.65
Second Quarter .........................         $   12.28    $    7.84
Third Quarter ..........................         $   13.15    $   10.25
Fourth Quarter .........................         $   15.12    $    7.91

FISCAL YEAR ENDED JUNE 30, 2005
First Quarter ..........................         $    9.34    $    4.78
Second Quarter .........................         $    9.30    $    6.60
Third Quarter ..........................         $    7.50    $    5.30
Fourth Quarter .........................         $    5.72    $    3.79

Holders

As of June 30, 2005, there were approximately 925 holders of record of the Company's Common Stock.

Dividends

The Company has not declared or paid a dividend with respect to its Common Stock during fiscal year ended June 30, 2005 or June 30, 2004 nor does the Company anticipate paying dividends in the foreseeable future.

The Company has paid dividends of $490,000 with respect to its Series B Redeemable Convertible Preferred Stock during the fiscal year ended June 30, 2005.

The following table provides information as of June 30, 2005 about the Company's equity compensation plans.

                                                  Equity Compensation Plan Information

                            Number of securities to    Weighted-average exercise      Number of securities remaining
                            be issued upon exercise      price of outstanding         available for future issuance
                            of outstanding options,      options, warrants and        under equity compensation plans
                              warrants and rights               rights                (excluding securities reflected
                                      (a)                         (b)                         in column (a))
                            -----------------------    -------------------------      -------------------------------
Equity compensation plans
approved by security
holders                            6,407,928                     $3.13                            830,072

Equity compensation plans
not approved by security
holders                                   --                        --                                 --
                            -----------------------    -------------------------      -------------------------------
Total                              6,407,928                     $3.13                            830,072
                            =======================    =========================      ===============================


Recent Sales of Unregistered Securities

None.

Factors that May Affect the Future Results of the Company's Business

Our revenue would decline significantly if we lose one or more of our most significant customers, which could have a significant adverse impact on us.

A significant portion of our revenues are concentrated among two customers. For the year ended June 30, 2005, these customers represented approximately 76% of total revenue. The loss of these customers could have a significant adverse impact on us.

We depend on our senior management, the loss of whom would have an adverse effect on us.

We presently are dependent upon the executive abilities of our Chairman of the Board, President and Chief Executive Officer, E. Gerald Kay, and our other executive officers. Our business and operations to date chiefly have been implemented under the direction of these individuals, who presently are, and in the future will be, responsible for the implementation of our anticipated plans and programs. While we have obtained key-man life insurance in the amount of $1,000,000 on the life of Mr. Kay, with our company as the named beneficiary, the loss or unavailability of the services of one or more of our principal executives would have an adverse effect on us. We may encounter difficulty in our ability to recruit and ultimately hire any replacement or additional executive officers having similar background, experience and qualifications as those of our current executive officers.

There is no assurance that we will remain listed on an active trading market.

Although our common stock is quoted on the American Stock Exchange, there can be no assurance that we will, in the future, be able to meet all the requirements for continued quotation on that exchange. In the absence of an active trading market or if our common stock cannot be traded on the American Stock Exchange, our common stock could instead be traded on the OTC Bulletin Board or in the Pink Sheets. In such event, the liquidity and stock price in the secondary market may be adversely affected. In addition, in the event our common stock was delisted, broker-dealers have certain regulatory burdens imposed upon them which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock.

We may not receive approval for our pending patent applications for nutritional supplements, which could enable our competitors to use similar methods and processes.

We are the registered owner of nine issued and one recently allowed U.S. patents and several foreign patents directed to methods for accumulating metals in plant seedlings and nutritional formulations produced using the plant seedlings, or have rights to these patents in the field of nutritional supplements. In the area of protein production in plants, we also have eleven patent applications pending before the U.S. Patent and Trademark Office or scheduled to enter the national phase in the U.S. in the upcoming months. We can give no assurance that we will be granted such patents. To the extent we are not granted such patents, our competitors could more easily produce plant-based proteins similar to ours.

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have entered into several agreements and arrangements described in our SEC public filings incorporated by reference in this prospectus, including the lease of real property from Vitamin Realty Associates, L.L.C., the merger with NuCycle Acquisition Corp., and the acquisition of the Paxis business from Trade Investment Services, LLC, that all involved transactions with entities significantly owned by members of the Kay family, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our executive officers and directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our executive officers and directors beneficially own approximately 80% of our outstanding shares. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

We have a staggered board of directors, which could impede an attempt to acquire us or remove our management.

Our board of directors is divided into three classes, each of which serves for a staggered term of three years. This division of our board of directors could have the effect of impeding an attempt to take over our company or change or remove management, since only one class will be elected annually. Thus, only approximately one-third of the existing board of directors could be replaced at any election of directors.

Our product liability insurance may be insufficient to cover possible claims against us.

In view of the nature of our nutritional supplements business, we are subject to the inherent risk of product liability claims in the event that among other things, the use or ingestion of any of our products results in sickness or injury. We currently maintain product liability insurance under an umbrella policy in the amount of $5 million per occurrence and $5 million in the aggregate, which we deem adequate to cover risks associated with such use. However, there can be no assurance that existing or future insurance coverage will be sufficient to cover any possible product liability risks or that such insurance will continue to be available to us on economically feasible terms.

The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as recommended by the Company and that various scientific studies have suggested may involve health benefits. The Company could be adversely affected if any of the Company's products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of the Company's products.

There is no assurance that we will be able to produce and sell Paclitaxel.

Our Paxis Pharmaceuticals, Inc. subsidiary uses botanical materials derived from the yew tree, or taxus canadensis, to produce Paclitaxel, a cancer therapy drug. Yew trees are in limited supply. Paxis has formed a joint venture with Chatham Biotec, Ltd. to produce extract and intermediate precursor Paclitaxel from Canadian Taxus trees. We can give no assurance that the joint venture will be successful in producing such Paclitaxel or that we can locate alternate sources of yew trees. We have sold a limited amount of Paclitaxel and can give no assurance concerning future sales, nor can we be assured that we will be able to sell our inventory or liquidate our equipment at their recorded values.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements set forth under this caption constitute "forward-looking statements." See "Disclosure Regarding Forward-Looking Statements" on page 1 of this Report for additional factors relating to such statements.

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

The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. Shipping terms vary depending upon the customer. Shipping terms are either F.O.B. shipping point with title and risk of loss passing to the customer at point of shipment or F.O.B. destination where title and risk passes to the customer when the goods are received.

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

The Company preformed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of June 30, 2005 the allowance was $56,547. If this number were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $45,000.

Inventory Valuation

Inventories are stated at the lower of cost or market ("LCM"), which reflects management's estimates of net realizable value. The inventory amounts are made up of inventory in both the nutraceutical and pharmaceutical segments of business. Because nutraceutical inventory is manufactured on a purchase order basis, the quantity of both raw material and finished goods inventory provides for minimal risk for potential overstock or obsolescence. Pharmaceutical inventory is valued at the lower of cost or market.

Mail order inventory is expiration date sensitive. The Company reviews this inventory and considers sales levels (by SKU), term to expiration date, potential for retesting to extend expiration date and evaluates potential for obsolescence or overstock.

The Company preformed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. As of June 30, 2005 the allowance was $30,000. If this number were in error by plus or minus one percent of the total inventory balance, the impact would be an additional $99,872.

Long Lived Assets

Purchased intangibles consisting of patents and unpatented technological expertise, intellectual property, license fees and trade names purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives.

The Company records impairment losses on other intangible assets when events and circumstances indicated that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with Statement of Financial Accounting Standards ("SFAS") No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Deferred Taxes

The Company accounts for income taxes pursuant to SFAS No.109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Results of Operations

Year ended June 30, 2005 Compared to the Year ended June 30, 2004

The Company's net loss for the year ended June 30, 2005 was $(8,580,233) as compared to net loss of $(5,340,147) for the year ended June 30, 2004. This increase in net loss of approximately $3,240,000 is primarily the result of a decrease in gross profit of approximately $3,900,000, an increase in selling and administrative expenses of approximately $1,600,000, and an increase in other income of approximately $2,150,000 and a decrease in federal income and state income taxes of approximately $115,000.

Sales for the years ended June 30, 2005 and 2004 were $32,735,813 and $25,282,790, respectively, an increase of approximately $7,450,000 or 29%. This increase was due to the introduction of new nutraceutical products and the increase in sales related to the InB:Paxis Pharmaceuticals, Inc. and InB:Hauser, Inc. subsidiaries. Gross profit for the year ended June 30, 2005 was $3,900,167 lower than gross profit for the year ended June 30, 2004. This decrease in gross profit was attributable to the inclusion of Paxis manufacturing expenses of $4,397,440 and an impairment loss of $2,542,885. Exclusive of the Paxis subsidiary, the gross profit percentage for the year ended June 30, 2005 was 26% and 23% for the year ended June 30, 2004. For the year ended June 30, 2005 and 2004, approximately 76% and 71% of revenues were derived from two customers. The loss of these customers would have an adverse affect on the Company's operations.

Nutraceutical sales for the year ended June 30, 2005 and 2004 were $31,125,294 and $25,282,790, respectively, an increase of $5,842,504 or 23%.

On September 16, 2004 the Company completed the purchase of substantially all of the assets of Hauser Technical Services, Inc. and Hasuer, Inc. Sales for the ten months ended June 30, 2005 were $1,060,512.

Paxis completed setting up its manufacturing facilities and operations and began production in the fourth quarter of 2004. In anticipation of fulfilling orders, Paxis has built up raw material and work in process inventories of approximately $3,200,000. Sales for the year ended June 30, 2005 totaled $550,007.

Cost of sales increased to $30,743,847 in fiscal 2005 as compared to $19,390,657 for fiscal 2004. Cost of sales increased as a percentage of sales to 94% for the year ended June 30, 2005 as compared to 77% for the year ended June 30, 2004. The increase in cost of sales was due to the inclusion of $5,002,743 attributable to both Paxis and Hauser and to the impairment loss of $2,542,885. Exclusive of Paxis and Hauser, cost of sales would have been 74% for the year ended June 30, 2005.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                                Year Ended June 30,
                                                            2005                  2004                 Change
                                                        ------------          ------------         -------------
Advertising Expense                                     $    840,662          $    175,728         $     664,934
Bad Debt Expense                                             581,496                 5,858               575,638
Royalty & Commission Expense                                 377,224               141,132               236,092
Officers Salaries                                            469,548               455,609                13,939
Auto, Travel & Entertainment                                 959,746               808,979               150,767
Office Salaries                                            2,182,852               995,681             1,187,171
Depreciation & Amortization                                  611,873               306,426               305,447
Consulting Fees                                              867,642               287,055               580,587
Regulatory Fees                                               43,834                65,762              (21,928)
Professional Fees                                            860,847               679,200               181,647
Research & Development Expense                               389,254                37,672               351,582
Indirect labor                                               746,931                    --               746,931
Office Rent                                                  514,117               146,615               367,502
Employee Benefits                                            465,042               188,391               276,651
Other                                                      2,071,152             1,010,126             1,061,026
Paxis Pharmaceuticals, Inc.-Start up                              --             6,197,244           (6,197,244)
Impairment Loss                                            1,122,247                    --             1,122,247
                                                        ------------          ------------         -------------
Total                                                   $ 13,104,467          $ 11,501,478         $   1,602,989
                                                        ============          ============         =============

The increase in advertising expense is due to an increase in print advertising relating to the sales in the company's Agrolabs, Inc. subsidiary. The increase in bad debt expense is due to an accounts receivable balance that was determined to be uncollectible. Royalty and commission expense increased as a result of increased sales in the company's nutraceutical segment. Office salaries have increased due to the inclusion of Paxis and Hauser salary expenses reflected in the twelve months. The increase in depreciation and amortization expense was a result of the inclusion of Paxis expenses. Consulting fees increased as a result of the termination of the agreement made on July 8, 2004, which resulted with the issuance of 27,000 shares of common stock and an increase in sales promotion costs. The increase in research and development expense was attributable to the inclusion of Paxis expenses reflected in the twelve months and the acquisition of NuCycle Therapy, Inc. in February of 2003. The increase in indirect labor, office rent and employee benefits is due to the InB:Hauser Pharmaceutical Services, Inc. acquisition in September 16, 2004.

Other income (expense) was $2,505,747 for the year ended June 30, 2005 as compared to $356,886 for the same period a year ago, an increase of $2,147,861. The increase was primarily attributable to a $2,475,322 cash payment in connection with a multidistrict class action brought on behalf of the Company and other direct purchasers of vitamin products, in which the plaintiffs alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anticompetitive conduct violation of various federal and state laws and a decrease in other income of $240,217.

Liquidity and Capital Resources

At June 30, 2005 the Company's working capital was $7,436,071 a decrease of $5,477,590 over working capital at June 30, 2004. Cash and cash equivalents were $2,427,553 at June 30, 2005, a decrease of $7,120,493 from June 30, 2004. The
Company utilized $4,538,126 and $7,216,690 of cash for operations for the years ended June 30, 2005 and 2004, respectively. The primary reasons for the decrease in cash generated from operations are net loss of approximately $8,580,000, impairment loss of approximately $3,665,000, depreciation and amortization expense of approximately $1,585,000, an increase in accounts receivable of approximately $2,100,000, an increase in inventory of approximately $2,850,000, a decrease in prepaid expenses of approximately $490,000 an increase in accounts payable of approximately $2,050,000 and an increase in accrued expenses of approximately $900,000. The Company believes that anticipated sales for next year and current cash balances will meet cash needs for operations for fiscal 2006.

The Company utilized $2,180,503 and $5,811,334 of cash in investing activities for the years ended June 30, 2005 and 2004, respectively. The Company utilized $401,864 and generated $12,169,680 of cash from financing activities for the years ended June 30, 2005 and 2004, respectively. The decrease in cash generated from financing activities is primarily due to the issuance of Series B Redeemable Convertible Preferred Stock and the issuance of the Company's common stock during fiscal 2004.

The Company has a promissory note provided by Bank of America dated September 4, 2004 in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The loan was due on September 4, 2005 and subsequently has been renewed through November 4, 2005 with the intention of extending the November renewal date to September 4, 2006, under the existing terms and conditions of the prior note. The loan is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company.

The Company's total annual commitments at June 30, 2005 for long term non-cancelable leases of $893,034 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures during the fiscal year ended 2005 and 2004 were $1,649,756 and $3,519,586, respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment in its Paxis and Hauser subsidiary.

The Company has budgeted approximately $200,000 for capital expenditures for fiscal 2006. The total amount will be funded from the current cash balances.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Accounting Pronouncement - refer to footnote 2 of the consolidated financial statements for the year ended June 30, 2005.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7. Financial Statements

For a list of financial statements filed as part of this report, see the index to financial statements at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8 A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There have been no changes in our internal controls over financial reporting during the year ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8 B. Other Information

None.

                          PART III

Item 9. Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2005.

Item 10. Executive Compensation

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2005.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2005.

Item 13. Exhibits, List and Reports on Form 8-K

(a)      Exhibits and Index

(1) A list of the financial statements filed as part of this report is set forth in the index to financial statements at Page F-1 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Report is provided below.

Number                            Description
------                            -----------

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

14     Code of Ethics (11)

21     Subsidiaries of the Registrant (12)

31.1 Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12).

31.2 Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12).

32.1 Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12).

32.2 Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12).

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

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the SEC on May 1, 2002.

(11) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 28, 2004, as amended on November 10, 2004.

(12)    Filed herewith.


(b) Reports on Form 8-K:

(1) Current Report on Form 8-K filed April 29, 2005 pursuant to Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and Item 9.01 (Financial Statements and Exhibits).

(2) Current Report on Form 8-K filed May 17, 2005 pursuant to Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits).

(3) Current Report on Form 8-K filed June 13, 2005 pursuant to Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits).

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2005.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

INDEX

Item 7:  Consolidated Financial Statements

   Report of Independent Registered Public Accounting Firm.........F-2

   Consolidated Balance Sheet as of June 30, 2005..................F-3 ...  F-4

   Consolidated Statements of Operations for the years
   ended June 30, 2005 and 2004 ...................................F-5

   Consolidated Statements of Stockholders' Equity for the years ended June 30, 2005 and 2004 ...................................F-6 ...  F-7

   Consolidated Statements of Cash Flows for the years ended
   June 30, 2005 and 2004 .........................................F-8 ...  F-9

   Notes to Consolidated Financial Statements .....................F-10 ... F-24

             Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated BioPharma, Inc. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.



September 27, 2005
Edison, New Jersey

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005



Assets:

   Current Assets:

      Cash and Cash Equivalents                                   $    2,427,553

      Accounts Receivable - Net                                        4,470,927

      Inventories-Net                                                  9,987,288

      Prepaid Expenses and Other Current Assets                          715,074

      Deferred Tax Assets                                               107,000
                                                                  --------------

   Total Current Assets                                               17,707,842
                                                                  --------------

   Property and Equipment - Net                                        4,664,306
                                                                  --------------

   Other Assets:

      Goodwill                                                           145,410

      Other Intangible Assets, net                                     3,473,366

      Deferred Tax Assets                                                70,000

      Security Deposits and Other Assets                                181,547
                                                                  --------------

   Total Other Assets                                                  3,870,323
                                                                  --------------

Total Assets                                                      $   26,242,471
                                                                  ==============

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2005 (Continued)


Liabilities and Stockholders' Equity:

Current Liabilities:

   Note Payable - Bank                                            $    4,500,000
   Accounts Payable                                                    3,986,607
   Accrued Expenses and Other Current Liabilities                      1,612,904
   Loan Payable - Trade Investment Services, LLC, related party          172,260
                                                                  --------------

Total Current Liabilities                                             10,271,771
                                                                  --------------

Commitments and Contingencies

Series B 7% Redeemable Convertible Preferred Stock net
of beneficial conversion feature, warrants issued and
issuance costs - $.002 Par value; 1,250 shares authorized;
700 shares issued and outstanding - Liquidation Preference
of $7,000,000                                                          2,792,000

Minority interest                                                        349,804

Stockholders' Equity:

Preferred Stock - Authorized 1,000,000 Shares,
$.002 Par Value, No Shares Issued                                             --

Common Stock - Authorized 25,000,000 Shares,
$.002 Par Value, 12,685,690 Shares Issued                                 25,371

Additional Paid-in-Capital                                            28,325,252

Accumulated Deficit                                                 (15,422,388)

Less: Treasury Stock at cost, 34,900 shares                             (99,339)
                                                                  --------------

Total Stockholders' Equity                                            12,828,896
                                                                  --------------

Total Liabilities and Stockholders' Equity                        $   26,242,471
                                                                  ==============

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years ended June 30,
                                                     2005               2004
                                               --------------     --------------

Sales                                          $   32,735,813     $   25,282,790

Cost of Sales (Including
Impairment of $2,542,885 in 2005)                  30,743,847         19,390,657
                                               --------------     --------------

Gross Profit                                        1,991,966          5,892,133

Selling and Administrative Expenses
Paxis Pharmaceuticals, Inc. Start Up Costs                 --          6,197,244
Impairment                                          1,122,247                 --
Selling and Administrative Expenses                11,982,220          5,304,234
                                               --------------     --------------
Total Selling & Administrative Expenses            13,104,467         11,501,478
                                               --------------     --------------

Operating [Loss]                                 (11,112,501)        (5,609,345)
                                               --------------     --------------

Other Income [Expense]:
Gain on settlement of Lawsuit                       2,475,322                 --
Other Income                                          135,903            376,120
Interest Expense                                    (164,292)           (94,632)
Interest and Investment Income                         57,814             75,398
                                               --------------     --------------

Total Other Income                                  2,504,747            356,886
                                               --------------     --------------

[Loss] Before Income Tax (Benefit) and
minority interest                                 (8,607,754)        (5,252,459)

Federal and State Income Tax (Benefit)               (27,325)             87,688
                                               --------------     --------------

[Loss] before minority interest                   (8,580,429)        (5,340,147)

Minority interest                                         196                 --
                                               --------------     --------------

Net [Loss]                                        (8,580,233)        (5,340,147)

Deemed dividend from beneficial conversion
feature of Series B Preferred Stock               (2,332,000)          (960,000)

Series B Preferred Stock Dividend                   (490,000)          (101,692)
                                               --------------     --------------

Net [Loss] applicable to common
shareholders                                   $ (11,402,233)     $  (6,401,839)
                                               ==============     ==============

Net [Loss] Per Common Share:
Basic                                          $        (.90)     $        (.58)
                                               ==============     ==============
Diluted                                        $        (.90)     $        (.58)
                                               ==============     ==============

Weighted Average Common Shares Outstanding         12,610,975         11,107,520

Dilutive Potential Common Shares:
Warrants and Options                                       --                 --
Convertible Preferred Stock                                --                 --
                                               --------------     --------------

Weighted Average Common Shares

Outstanding                                        12,610,975         11,107,520
                                               ==============     ==============

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                         Series A                  Retained
                                        Convertible  Additional     Earnings                              Total
                    Common Stock         Preferred    Paid-In    (Accumulated)    Treasury Stock       Stockholders'
                  Shares     Par Value     Stock      Capital       Deficit)      Shares     Cost         Equity
                ----------   ----------   -------   -----------   -------------   ------   ---------   -------------
Balance-
July 1, 2003    10,241,439   $   20,483   $    19   $15,882,080   $   2,381,684   25,800   $(28,831)   $  18,255,435

Exercise of
Stock Options
for Cash           262,000          524        --       363,796              --       --          --         364,320

Reduction of
paid in
capital due
to common
control
accounting
related to
acquisition
of 47% of
Paxis, Inc.             --           --        --   (2,956,068)              --       --          --     (2,956,068)

Acquisition
of 3% of
Paxis, Inc.         66,666          133        --       542,595              --       --          --         542,728

Acquisition
of new
product lines      203,085          406        --     1,725,004              --       --          --       1,725,410

Beneficial
conversion,
warrants and
additional
investment
rights in
connection
of issuance
of series B
Redeemable
Convertible
Preferred
Stock net of
issuance
costs of
$581,948                --           --        --     6,918,052              --       --          --       6,918,052

Issuance of
Common
Stock for Cash     500,000        1,000        --     4,988,000              --       --          --       4,989,000

Conversion of
Series A
Preferred
Stock to
Common Stock     1,187,500        2,375      (19)       (2,356)              --       --          --              --

Conversion of
Series B
Preferred
Stock to
Common Stock        50,000          100        --       499,900              --       --          --         500,000

Dividends
Paid on
Series B
Preferred Stock         --           --        --            --       (101,692)       --          --       (101,692)

Deemed
dividend from
beneficial
conversion
feature of
Series B
Preferred stock         --           --        --            --       (960,000)                   --       (960,000)

Net Loss                --           --        --            --     (5,340,147)                   --     (5,340,147)
                ----------   ----------   -------   -----------   -------------   ------   ---------   -------------
Balance-
June 30, 2004   12,510,690   $   25,021   $    --   $27,961,003   $ (4,020,155)   25,800   $(28,831)   $  23,937,038
                ==========   ==========   =======   ==========    =============   ======   =========   =============

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004 (Continued)


                                         Series A                    Retained
                                        Convertible  Additional      Earnings                             Total
                     Common Stock        Preferred    Paid-In     (Accumulated)   Treasury Stock       Stockholders'
                  Shares     Par Value     Stock      Capital        Deficit)     Shares     Cost         Equity
                ----------   ----------   -------   -----------   -------------   ------   ---------   -------------
Balance-
June 30, 2004   12,510,690   $   25,021   $    --   $27,961,003   $ (4,020,155)   25,800   $(28,831)   $  23,937,038

Exercise of
Stock Options
for Cash           148,000          296        --       178,003              --       --          --         178,299

Issuance of
Common Stock
for
consulting
fees                27,000           54        --       186,246              --       --         --         186,300

Stock
Repurchase
Plan                    --           --        --            --              --    9,100    (70,508)        (70,508)

Dividends
Paid on
Series B
Preferred
Stock                   --           --        --            --       (490,000)       --          --       (490,000)

Deemed
dividend
from
beneficial
conversion
feature
of Series B
Preferred
stock                   --           --        --            --     (2,332,000)       --          --     (2,332,000)

Net Loss                --           --        --            --     (8,580,233)       --          --     (8,580,233)
                ----------   ----------   -------   -----------   -------------   ------   ---------   -------------
Balance-
June 30, 2005   12,685,690   $   25,371   $    --   $28,325,252   $(15,422,388)   34,900   $(99,339)   $  12,828,896
                ==========   ==========   =======   ===========   =============   ======   =========   =============


See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Years ended June 30,
                                                    2005               2004
                                               --------------     --------------

Operating Activities:

Net (Loss)                                     $  (8,580,233)     $  (5,340,147)
                                               --------------     --------------

Adjustments to Reconcile Net [Loss]
to Net Cash Used for Operating Activities:

  Impairment                                        3,122,404                 --
  Impairment - Goodwill                               542,728                 --
  Investment in Joint Venture                         121,388                 --
  Depreciation and Amortization                     1,585,026            952,531
  Deferred Income Taxes                              (48,000)              8,000
  Allowance for Inventory                              10,000             10,000
  Bad Debt Expense                                     10,000             10,000
  Write off of deposit of inventory                        --          1,348,507
  Issuance of Common Stock for
  consulting services                                 186,300                 --
  Minority Interest                                     (196)                 --

Changes in Assets and Liabilities
(excludes impact of acquisitions)

[Increase] Decrease in:

  Accounts Receivable                             (2,055,573)          (485,112)
  Inventories                                     (2,848,488)        (2,376,112)
  Due from Paxis Pharmaceuticals, Inc.
  related party                                            --          (908,000)
  Prepaid Expenses and Other Current Assets           490,045            260,907
  Security Deposits and Other Assets                   51,433              6,548

[Decrease] Increase in:

  Accounts Payable                                  2,049,574          (756,153)
  Income Taxes Payable                               (75,525)             21,756
  Accrued Expenses and Other Liabilities              900,991             30,585
                                               --------------     --------------

Total Adjustments                                   4,042,107        (1,876,543)
                                               --------------     --------------

Net Cash - Operating Activities                   (4,538,126)        (7,216,690)
                                               --------------     --------------

Investing Activities:

  Investment in Joint Venture                        (25,366)           (96,022)
  Acquisition of product line                              --          (872,470)
  Purchase of Intangibles                           (500,000)          (750,000)
  Acquisition of Paxis, less cash received                 --          (483,256)
  License Fee                                              --           (90,000)
  Purchase of Property and Equipment              (1,655,137)        (3,519,586)
                                               --------------     --------------

Net Cash-Investing Activities                     (2,180,503)        (5,811,334)
                                               --------------     --------------

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                     Years ended June 30,
                                                    2005               2004
                                               --------------     --------------

Financing Activities:

  Exercise of Stock Options                    $      178,299     $      364,320
  Treasury Stock                                     (70,508)                 --
  Repayment of Notes Payable                         (19,655)                 --
  Dividends Paid                                    (490,000)          (101,692)
  Issuance of Series B Redeemable
  Preferred Stock                                          --          6,918,052
  Issuance of Common Stock                                 --          4,989,000
                                               --------------     --------------

Net Cash-Financing Activities                       (401,864)         12,169,680
                                               --------------     --------------

Net [Decrease] in Cash and Cash Equivalents       (7,120,493)          (858,344)

Cash and Cash Equivalents - Beginning of Year       9,548,046         10,406,390
                                               --------------     --------------
Cash and Cash Equivalents - End of Year        $    2,427,553     $    9,548,046
                                               ==============     ==============


Supplemental Disclosures of Cash Flow Information:

Cash paid during the years for:

Interest                                       $      173,684     $       85,241
Income Taxes                                   $       87,015     $       98,625



Supplemental Schedule of Non-cash transactions:

Common stock issued for acquisition of 3%
Paxis Pharmaceutical, Inc.                     $           --     $      542,728

Common stock issued for acquisition of
new product line                               $           --     $    1,725,410

Deemed dividend from beneficial conversion
feature of Series B Preferred stock            $    2,332,000     $      960,000



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

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; and technical services through its recently acquired contract research organization, InB: Hauser Pharmaceutical Services, Inc. ("Hauser"). The Company's customers are located primarily throughout the United States.

InB:Paxis Pharmaceuticals, Inc. ("Paxis"), the Company's paclitaxel manufacturing and distribution subsidiary, completed setting up its manufacturing facilities prior to the end of fiscal 2004. Because the Paxis subsidiary was a start up operation for the year ended June 30, 2004, the start up expenses were shown separately for the comparative period.

On October 1, 2004, the Company acquired a 51% interest in Micro Nutrition Inc. (a newly formed entity) for a cash payment of $362,486. The accounts of Micro Nutrition are consolidated with those of the Company since such date. Micro Nutrition, Inc. is a California corporation in the mail order business selling primarily nutritional specialty food items.

[2] Summary of Significant Accounting Policies

Principles of Consolidation- The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned with an offset to minority interest. Intercompany transactions and balances have been eliminated in consolidation.

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

Inventories- Inventories are valued by the first-in, first-out method, at the lower of cost or market. Allowances for obsolete and overstock inventories are estimated based on "expiration dating" of inventory and projection of sales.

Depreciation and Amortization- The Company follows the general policy of depreciating and amortizing the cost of property and equipment over the following estimated useful lives:

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense was $1,268,368 and $753,389 for the years ended June 30, 2005 and 2004, respectively.

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

The Company realized fee income from managing warehouse and office operations for an unrelated company of $130,000 and $240,000 for the years ended June 30, 2005 and 2004 respectively. Such is included in "Other income."

Investment in Joint Venture - Paxis has entered into a joint venture as of July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian bio-mass and the joint venture processes it, using Paxis' extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis' requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The joint venture may sell extract and intermediate products to third parties. The Company has a 50% interest in this joint-venture. The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. As of June 30, 2005, the $121,388 investment was written off. The results of operations were not significant for the year ended June 30, 2005. The Company can give no assurance that the joint venture can be operated successfully. The investment in the joint venture is reflected using the equity method.

Goodwill and Other Intangible Assets - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized against earnings, but instead tested for impairment at least annually based on a fair-value approach as described in SFAS 142. The Company performed the annual test as of May 11, 2005, and recognized a goodwill impairment loss of $542,728, which is included in selling and administrative expenses.

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

Long-Lived Assets - The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

The Company recorded a non-cash pre-tax charge for the impairment of long-lived assets of $3,122,404 in the fourth quarter of 2005. This loss resulted from the difference between the carrying amount of assets in the Company's Paxis Pharmaceuticals, Inc. subsidiary and the fair value of the assets. The assets were made up of intellectual property, license fees, machinery and equipment and leasehold improvements. The value of the fixed assets was determined by appraisal. The intellectual property and license fees were deemed to have no value and were written off. Charges of $2,542,885 are included in cost of sales and charges of $1,122,247 are included in selling and administrative expenses.

Research and Development Costs - Research and Development costs are expensed as incurred. The Company incurred $389,254 in 2005 and $37,672. in 2004 in research and development expenses.

Advertising- Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $840,662 and $175,728 for the years ended June 30, 2005 and 2004.

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

At June 30, 2005, the Company has one stock-based compensation plan, which is described more fully in Note 14A. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation is as follows:

                                                     Year Ended June 30,
                                                    2005               2004
                                               --------------     --------------

Net (loss) income available to common
stockholders, as reported                      $ (11,402,233)     $  (6,401,839)

Add: Stock-based employee compensation expense
included in net income (loss), net of
related tax effects                                        --                 --

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                        (4,603,599)        (4,075,449)
                                               --------------     --------------

Pro forma net (loss) income available to
common stockholders                            $ (16,005,832)     $ (10,477,288)
                                               ==============     ==============

Loss per share:

  Basic - as reported                          $        (.90)     $       (0.58)
                                               ==============     ==============

  Basic - pro forma                            $       (1.27)     $       (0.94)
                                               ==============     ==============

  Diluted - as reported                        $        (.90)     $        0.58)
                                               ==============     ==============

  Diluted - pro forma                          $       (1.27)     $       (0.94)
                                               ==============     ==============

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee's stock options under the fair-value method. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30:

                                                   2005                2004
                                               --------------     --------------

Risk-free interest rate                            4.0%                4.0%
Expected volatility                                114%                110%
Dividend yield                                       --                  --
Expected life                                    10 years            10 years

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

During the year ended June 30, 2005, options and warrants with exercise prices below average market price in the amount of 4,356,569 shares and Convertible Series B Preferred Stock in the amount of 7,000,000 shares were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented.

During the year June 30, 2005, options and warrants to purchase 1,636,859 shares and 1,321,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater that the average market price of the common shares.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing," to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005, however, early adoption of this Statement is permitted. The Company does not anticipate an impact from the adoption of this statement.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of July 1, 2005. The compensation cost of the adoption of this agreement will be an additional $307,539 of compensation for the year ended June 30, 2006.

In December 2004, the FASB issued Statement No 153. "Exchanges of Non monetary Assets, an Amendment of APB Opinion No. 29" ("Statement No. 153"). Statement No.153 is effective for non monetary asset exchanges occurring in our fiscal year beginning July 1, 2005. Statement No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Statement No. 153 is not expected to have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No 154 "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3."This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are not able to assess at this time the future impact of this statement on our consolidated financial position or results of operations.

[3] Goodwill and other Intangible Assets

In accordance with SFAS No. 142, goodwill is not amortized. The Company completed its annual impairment test prescribed by SFAS 142 at May 13, 2005. The Company concluded in June 2005 that the goodwill recognized on the Paxis Pharmaceutical, Inc. acquisition was impaired and consequently wrote off $542,728. The loss has been included in selling and administrative expenses.

At June 30, 2005, goodwill consisted of:


                           Balance    Impairment      Balance
Description             July 1, 2004     Loss      June 30, 2005
-----------             ------------  ----------   --------------

  Paxis                 $    542,728  $(542,728)   $           --
  Aloe Aquisition            145,410          --          145,410
                        ------------  ----------   --------------

Total                   $    688,138  $(542,728)   $      145,410
                        ============  ==========   ==============

At June 30, 2005, other intangible assets are made up of the following:

                           Gross
                          Carrying   Accumulated
                           Amount    Amortization       Net
                        ------------  ----------   --------------

Intellectual Property   $  1,250,000  $  125,002   $    1,124,998
Trade Names                1,508,000     125,667        1,382,333
Unpatented Technology        547,000     140,000          407,000
License Agreement            611,730      52,695          559,035
                        ------------  ----------   --------------

              Total     $  3,916,730  $  443,364   $    3,473,366
                        ============  ==========   ==============

Amortization expense recorded on the intangible assets for the years ended June 30, 2005 and 2004 was $316,658 and $200,200 respectively. Amortization expense is recorded on the straight line method of periods ranging from 10 years to 20 years.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:


 Year ended     Amortization
  June 30,        Expense
-----------     -----------

2006            $   287,903
2007                287,903
2008                287,903
2009                287,903
2010                287,903
Thereafter        2,033,851
                -----------
Total           $ 3,473,366
                ===========

[4] Inventories

Raw Materials                                  $    5,577,034
Work-in-Process                                     1,330,855
Finished Goods                                      3,079,399
                                               --------------
Total                                          $    9,987,288
                                               ==============


[5] Property and Equipment

Land and Building                              $    1,250,000
Leasehold Improvements                              2,157,321
Machinery and Equipment                             8,603,894
Machinery and Equipment Under Capital Leases          193,086
Transportation Equipment                               37,714
                                               --------------

Total                                              12,242,015
Less:Accumulated Depreciation and Amortization      7,577,709
                                               --------------

Total                                          $    4,664,306
                                               ==============

[6] Note Payable

Promissory note provided by Bank of America dated August 6, 2003 in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The loan was due on September 4, 2005 and subsequently has been renewed through November 4, 2005 with the intention of extending the November renewal date to September 4, 2006, under the existing terms and conditions of the prior note. The loan is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. At June 30, 2005 the interest rate was 4.58%.

[7] Loan Payable-Trade Investment Services, related party

Demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis, dated July 1, 2002 with interest at 9%. Interest for the years ended June 30, 2004 and 2005 has been waived.

[8] Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 2005 follow:

Deferred Tax Assets
Net operating loss                             $    3,218,000
Impairment loss                                     1,250,000
Start-up expenses                                     823,000
Other                                                  33,000
Depreciation                                           70,000
Inventory overhead capitalization                      74,000
Valuation allowance                               (5,291,000)
                                               --------------

Total deferred tax asset                              177,000
Less current portion                                  107,000
                                               --------------
Net long-term deffered asset                   $       70,000
                                               ==============

Certain tax benefits for option exercises totaling $634,200 are deferred and will be credited to additional-paid-in-capital when existing net operating losses are used. Net operating losses of approximately $9,463,000 will expire
starting in 2024 for federal purposes and 2011 for state purposes.   The
ending balance of the deferred tax assets for net operating losses, start-up expense and impairment loss have been fully reserved reflecting the uncertainties of future utilization.

The provision for income taxes consists of the following for the year ended:

                                                            June 30,
                                                    2005               2004
                                               --------------     --------------

Deferred tax                                   $     (48,000)     $        8,000
Current tax expense                                    20,675             79,688
                                               --------------     --------------
                                               $     (27,325)     $       87,688
                                               ==============     ==============

A reconciliation of the statutory tax rate to the effective tax rate for the year ended June 30 is as follows:

                                                   2005               2004
                                               --------------     --------------

Expected Federal Tax benefit at the statutory tax  (34)%             (34)%
Change in valuation allowance                        38%               39%
State tax benefit (net of Federal benefit)          (6)%              (6)%
Non-deductible expenses                                0                 0
Other                                                 2%                3%
                                               --------------     --------------
                                                      0%                2%
                                               ==============     ==============

[9] Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the years ended June 30, 2005 and 2004 was $118,163 and $99,858 respectively.

[10] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk-Cash- The Company maintains balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2005, the Company's uninsured cash balances totaled approximately $1,735,000.

[B] Concentrations of Credit Risk-Receivables- The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances at June 30, 2005 is $56,547. The Company's bad debt expense for the years ended June 30, 2005 and 2004 respectively were $581,346 and $5,858.

[C] Major Customers - For the years ended June 30, 2005 and 2004 approximately 76% or $25,000,000 and 71% or $18,000,000 of revenues were derived from two customers. The loss of either customer would have an adverse affect on the Company's operations. Accounts receivable from these customers comprised approximately 64% and 47% of total accounts receivable at June 30, 2005 and 2004, respectively.

[11] Commitments and Contingencies

[A] Leases

Related Party Leases- Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease provides for minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis Rent expense for the years ended June 30, 2005 and 2004 on this lease was $800,000 and $490,000 respectively, and is included in both manufacturing and selling and administrative expenses. The increase in rent expense is due to the increase in square footage and to an increase in utility costs.

Other Lease Commitments- The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the year ended June 30, 2005 was $339,748 as compared to $318,513 for the year ended June 30, 2004.

The Company leases warehouse and office facilities through March 31, 2007. The lease was effective on March 6, 2004, and provides for a minimum monthly rental of $9,967. The Company leases office space through September 30, 2005. The lease was effective on June 1, 2004, and provides for a minimum monthly rental of $2,248. The company leases office space through December 31, 2005, and provides for a minimum monthly rental of $24,704. The Company leases warehouse equipment for a five (5) year period with an annual rental of $15,847 and office equipment for a five (5) year period with an annual rental of $8,365.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2007.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                       Related
    Year Ending           Lease      Party Lease
     June 30,           Commitment    Commitment       Total
     --------           ----------    ----------     ----------

2006                    $  569,475    $  323,559     $  893,034
2007                       326,178       323,559        649,737
2008                        14,602       323,559        338,161
2009                         8,400       323,559        331,959
2010                         2,100       323,559        325,659
Thereafter                      --     1,590,832      1,590,832
                        ----------    ----------     ----------

Total                   $  920,755    $3,208,627     $4,129,382
                        ==========    ==========     ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $1,597,003 and $955,868 for the years ended June 30, 2005 and 2004, respectively. Rent expense is stated net of sublease income of approximately $2,600 and $9,500 for the years ended June 30, 2005 and 2004, respectively.

[B] Consulting Agreement - On October 20, 2003, the Company entered into a one year consultant agreement with an investor relations consultant. The Company paid $80,000 over the term of the agreement. In addition, the Company initially agreed to issue to the consultant 36,000 shares of its common stock. On July 13, 2004, the Company terminated the agreement. Under the terms of the termination agreement, the Company will not be obligated to pay the $10,000 per month fee after July 15, 2004. Additionally the Company issued to the consultant 27,000 shares of common stock valued at the fair market price on the date of issuance in lieu of the original 36,000 shares. The 27,000 shares of common stock were valued at $186,300 and are included in selling and administrative expenses.

[C] Development and Supply Agreement- On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ("Herbalife") whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife which, agreement was renewed through December 31, 2006. The agreement provides that Herbalife is required to purchase a minimum quantity of Supplied Products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount, then Herbalife will be entitled to certain rebates of an amount not exceeding $300,000 per year. For the fiscal year ended June 30, 2005 and 2004, there were no rebates due.

 [D] Intellectual Property Agreement - In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $2,500,000 for additional intellectual property. As of June 30, 2005, $1,250,000 has been paid.

[E] Legal Proceedings -NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the United States District Court for the Southern District of New York. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5 million. On August 18, 2004, the Company removed this action to federal court. The plaintiffs have moved to have the matter remanded to state court. The Company plans to file a motion to dismiss and to defend vigorously the claims in this lawsuit. The outcome is uncertain and the Company feels that there will be no material financial adverse effect.

Wolfe Axelrod Weinberger Associates, LLC v. Integrated BioPharma, Inc., pending before the American Arbitration Association. On July 2, 2004, Wolfe Axelrod Weinberger Associates, LLC, a company which had provided investor relations services to the Company in 2000 and 2001, served a Demand for Arbitration and a Statement of Claim alleging that the Company had failed to include Company securities held by Wolfe in the Company's Registration Statement filed with the United States Securities and Exchange Commission in May 2004 and that the Company was required to register such shares based on an agreement between the parties. The complaint seeks the registration of the securities and damages of more than $1.2 million. The complaint was settled in December 2004 with no material financial impact.

[12] Related Party Transactions

The Company has two consulting agreements with the brothers of the Company's Chairman of the Board. One agreement is on a month to month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the years ended June 30, 2005, and June 30, 2004 was $13,200 for each year. The second agreement is with EVJ, LLC a limited liability company controlled by Robert Kay, an employee of the Company. This agreement is on a month to month basis. The total consulting expense under this agreement was $180,000 for the year ended June 30 2005 and $165,000 for the year ended June 30, 2004.

See Note 11 - Leases for related party lease transactions. See Note 7 - Note Payable related party.

[13] Equity Transactions

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

On March 24, 2005, the Company granted 34,723 incentive stock options for a term of ten years at an exercise price equal to the market price of $6.36 and 9,277 of non-statutory stock options for a period of ten years at an exercise price equal to the market price of $6.36 on the date of grant.

On April 11, 2005, the Company granted 5,000 non-statutory stock options for a term of ten years at an exercise price equal to the market price of $5.29 on the date of grant.

On April 20, 2005, the Company granted 19,120 incentive stock options for a term of ten years at an exercise price equal to the market price of $5.23 at the date of grant and 105,880 non-statutory stock options for a term of ten years at an exercise price equal to the market price of $5.23 at the date of grant.

All of the above options vest twelve months from the date of issuance.

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:


                                         Weighted                Weighted
                                          Average                 Average   Stock Options
                                         Exercise   Number of    Exercise     Available
                              Options      Price    Exercisable    Price      for Grant
                             ---------     -----     ---------     -----     -----------

Outstanding
June 30, 2003                5,118,201     $0.99     3,425,201     $1.18         696,799

Additional shares reserved                                                     2,000,000
 Granted                       937,666      9.97                               (937,666)
 Exercised                   (262,000)      1.40
 Terminated                  (110,606)      1.70                                 110,606
                             ---------                                         ---------

Outstanding
June 30, 2004                5,683,261      2.41     4,745,595       .91       1,869,739

Additional shares reserved                                                            --
 Granted                     1,051,500      6.23                             (1,051,500)
 Exercised                   (148,000)      1.20
 Terminated                   (11,833)      8.19                                  11,833
 Expired                     (167,000)       .55
                             ---------                                         ---------

Outstanding
June 30, 2005                6,407,928     $3.13     5,357,428     $2.52         830,072
                             =========     =====     =========     =====     ===========


Weighted-average fair value of
options granted during the year                          2005          2004
                                                        ------        ------
Where exercise price equals stock price                 $6.15         $9.86
Where exercise price exceeds stock price                 6.93         10.89
Where stock price exceeds exercise price                   --            --

Following is a summary of the status of stock options outstanding at June 30, 2005:


                            Outstanding Options                           Exercisable Options
                  ------------------------------------------------   ------------------------------
                              Weighted Average
   Exercise                       Remaining       Weighted Average                 Weighted Average
 Price Range        Number    Contractual Life     Exercise Price     Number       Exercise Price
-------------     ---------    ---------------    ----------------   ---------     ----------------
$ 0.08               25,000          6.3            $   0.08            25,000     $    0.08
$ 0.33 - 0.36     1,045,000          7.3                0.34         1,045,000          0.34
$ 0.50 - 0.55     1,328,000          4.84               0.52         1,328,000          0.53
$ 0.75 - 0.85     1,275,000          6.2                0.80         1,275,000          0.80
$ 1.37               10,000           .4                1.37            10,000          1.10
$ 1.50 - 1.65       219,998          3.3                1.50           219,998          1.50
$ 1.75               25,000           .5                1.75            25,000          1.75
$ 3.50 - 3.85       502,597          1.3                3.55           502,597          3.55
$ 5.23 - 5.29       130,000          9.8                5.23                 0             0
$ 6.30 - 6.93       920,500          9.2                6.37                 0             0
$ 7.90               33,333          8.3                7.90            33,333             0
$ 9.90 -10.89       883,500          8.4               10.01           883,500             0
$14.90               10,000          8.8               14.90            10,000             0
-------------     ---------    ---------------    ----------------   ---------     ----------------
$ 0.05 -14.90     6,407,928          6.5            $   3.13         5,357,428     $    2.52


As of June 30, 2005, the Company has 636,000 warrants outstanding to purchase shares of common stock at prices ranging from $5.40 to $14.00. All outstanding warrants are currently exercisable.

[B] Treasury Stock Purchases - On June 25, 2004 Integrated BioPharma, Inc. adopted a stock repurchase plan giving management authority to purchase up to $3 million worth of the Company's stock in open market transactions or privately negotiated transactions at the Company's discretion. The Company purchased an aggregate of 9,100 shares of its common stock for a purchase price of $70,508 during July 2004.

[C] Series B Redeemable Convertible Preferred Stock and Private Placement

On April 20, 2004, the Company raised $7,500,000 in gross proceeds from the sale of 750 shares of the Company's Series B Redeemable Convertible Preferred Stock, par value $.002 per share (`the "Series B Preferred Shares'), at a purchase price of $10,000 per share.

Dividends of the Series B Preferred Shares are 7% per annum, payable by the Company in cash or, in certain instances, in shares of the Company's Common Stock, par value $.002 per share (the "Common Stock"). Accordingly, the Company paid dividends of $490,000 in fiscal 2005 and $101,692 in fiscal 2004. The Series B Preferred Shares are convertible at the option of each Investor into shares of Common Stock at a conversion price of $10.00 per share, subject to anti-dilution and other customary adjustments. Upon conversion, the Investors would receive an aggregate of 750,000 shares of Common Stock. The Company also has the option to force such conversion in the event that it meets certain performance milestones. The Series B Preferred Shares are redeemable by the Company on the third anniversary of issuance. The Investors can also force redemption upon the occurrence of certain events of default.

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

The Company recorded the relative fair value of all of the warrants and Additional Investment Rights in connection with this transaction of $2,904,400 against the amount of the redeemable convertible preferred stock as of April 20, 2004, which was calculated using the Black-Scholes valuation method, as well as $4,595,600 for a beneficial conversion feature in accordance with EITF 00-27. Such amounts are being accreted over a three year period until the mandatory redemption date of the Preferred Stock, the third anniversary of closing. The Company recorded accretion of $2,332,000 in fiscal 2005 and $960,000 in fiscal 2004.

The Company registered the Common Stock underlying the Series B Preferred Shares and the Warrants, including the Series B Preferred Shares and the Warrants issuable upon exercise of the Additional Investment Rights, for resale under the Securities Act of 1933 and applicable state securities laws.

[D] Acquisition - Agrolabs, Inc. Transaction - On October 22, 2003, the Company completed the acquisition of various assets related to the Naturally Aloe(TM), Naturally Noni(TM) and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records. Pursuant to the terms of a purchase agreement dated October 22, 2003 between the Company and Aloe, the purchase price for the Transferred Assets was $2,597,880, with $872,470 paid at closing and $1,725,410 paid in 203,085 shares of the Company's common stock valued on the basis of the average closing price as reported on the American Stock Exchange for the five
(5) trading days immediately preceding the closing date and five (5) trading days after. Such shares shall be held in escrow for a period of one (1) year from the closing date and released pursuant to the terms of and Escrow Agreement between and among the Company, Aloe and Vial, Hamilton, Koch & Knox, L.L.P. The allocation of the purchase price was as follows:

Inventory, Trade Receivables and Prepaid Items      $      597,470
Trade Names                                              1,508,000
Goodwill                                                   145,410
License Agreement                                          347,000
                                                    --------------
Total                                               $    2,597,880
                                                    ==============

[14] Gain on Settlement of Lawsuit

In January 2005 the Company received a
$2,475,322 cash payment in connection with a multidistrict class action brought on behalf of direct purchases of vitamin products, in which the plaintiffs alleged violations of Section 1 of the Sherman Antiturst Act and other wrongful anti-competitive conduct violations of various federal and state laws.

[15] Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments.

The Company has divided its operations into three reportable segments as follows: Sales of vitamins and nutritional supplements, sales of its active pharmaceutical ingredient Paclitaxel and sales of technical services through its Hauser subsidiary. The international sales for fiscal 2005 were $5,807,611.

Financial information relating to fiscal 2005 operations by business segment follows:

                                                             Technical
                      Nutraceutical     Pharmaceutical       Services            Total
                      -------------     --------------     -------------     -------------
Revenues
  U.S. Customers      $  25,317,683     $      550,007     $   1,060,512     $  26,928,202
  International           5,807,611                 --                --         5,807,611
                      -------------     --------------     -------------     -------------

Total Revenues        $  31,125,294     $      550,007     $   1,060,512     $  32,735,813

Segment operating
profit/(loss)         $   (349,785)     $  (5,308,118)     $ (1,789,466)     $ (7,447,369)
Depreciation          $     433,644     $      724,685     $     110,040     $   1,268,369
Capital Expenditures  $      84,614     $      563,770     $   1,012,899     $   1,661,283
Total assets          $  19,378,818     $    4,953,434     $   1,906,293     $  26,238,545


Financial information relating to fiscal 2004 operations by business segment have not been presented because the Pharmaceutical and Technical services segments were not part of the consolidated group during such period.

[16] Subsequent Events

On July 20, 2005, the InB: Hauser Pharmaceutical Services, Inc. subsidiary renewed its building lease under substantially the same terms through December 31, 2012.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date: September 28, 2005                 By: /s/ E. Gerald Kay
                                         ---------------------
                                         E. Gerald Kay,
                                         Chief Executive Officer


Date: September 28, 2005                 By: /s/ Eric Friedman
                                         ---------------------
                                         Eric Friedman,
                                         Chief Financial Officer