Form 10-Q
period 2005-09-30
INTEGRATED BIOPHARMA INC
filed 2005-11-03
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                                       OR

              | | Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the transition period from         to

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

                                 (888) 319-6962
              (Registrant's telephone number, including Area Code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes | X |      No |   |

Indicate by check whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).

                           Yes |   |      No | X |

Indicate by check whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                           Yes |   |      No | X |

                      Applicable only to Corporate Issuers:

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

            Class                                Outstanding at October 27, 2005
Common Stock, $0.002 par value                           12,685,790 Shares

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

                            FORM 10-Q QUARTELY REPORT
                  For the Three Months Ended September 30, 2005
                                      INDEX


                                                                         Page
                          Part I. Financial Information

Item 1.     Condensed Consolidated Statements of
            Operations for the Three Months Ended
            September 30, 2005 and 2004 (unaudited)                       2

            Condensed Consolidated Balance Sheets
            as of September 30, 2005 (unaudited)
            and June 30, 2005                                             3

            Condensed Consolidated Statements of
            Changes in Stockholders' Equity
            for the Year Ended June 30, 2005
            and the three months ended
            September 30, 2005 (unaudited)                                4

            Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            September 30, 2005 and 2004 (unaudited)                       5

            Notes to Condensed Consolidated
            Statements (unaudited)                                        6

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                15


Item 3.     Quantitative and Qualitative
            Disclosures about Market Risk                                22

Item 4.     Controls and Procedures                                      23

                           Part II. Other Information

Item 1.     Legal Proceedings                                            24

Item 2.     Unregistered Sales of Equity Securities
            and Use of Proceeds                                          24

Item 3.     Defaults Upon Senior Securities                              24

Item 4.     Submission of Matters to a Vote of
            Security Holders                                             24

Item 5.     Other Information                                            24

Item 6.     Exhibits                                                     25

                                      Other

Signatures                                                               26

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, "plan", "believe", "expect", "anticipate", "intend", "estimate", "project", "may", "will", "would", "could", "should", "seeks", or "scheduled to", or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company's Annual Report filed on Form 10-KSB for the year ended June 30, 2005 and in registration statements and other securities filings by the Company.

Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1.  FINANCIAL STATEMENTS

           INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                     Three months ended
                                                        September 30,
                                              ----------------------------------
                                                  2005                  2004
                                              ------------         -------------

Sales, net                                    $ 14,787,107         $   6,116,036

Cost of Sales                                    9,392,762             5,599,511
                                              ------------         -------------

Gross profit                                     5,394,345               516,525

Selling and administrative expenses              3,410,645             2,302,937
                                              ------------         -------------

Operating income (loss)                          1,983,700           (1,786,412)

Other income (expense):                           (59,596)                34,547
                                              ------------         -------------

Income (loss) before income taxes                1,924,104           (1,751,865)

Federal and state income tax (benefit)              44,738                 (253)
                                              ------------         -------------

Net income (loss) before minority interest       1,879,366           (1,751,612)

Minority interest                                   33,200                     -
                                              ------------         -------------

Net income (loss)                                1,912,566           (1,751,612)

Deemed dividend from beneficial conversion
feature of Series B Preferred stock dividend     (583,000)             (583,000)

Series B Preferred stock dividend                (123,507)             (123,507)
                                              ------------         -------------

Net income (loss) applicable to common
shareholders                                  $  1,206,059         $ (2,458,119)
                                              ============         =============

Net income (loss) per common share:

Basic                                         $       0.09         $      (0.20)
                                              ============         =============
Diluted                                       $       0.09         $      (0.20)
                                              ============         =============

Weighted average common shares outstanding      12,713,842            12,552,698

Dilutive potential shares:
  Warrants and options                           1,132,699                     -
  Convertible preferred stock
                                                         -                     -
                                              ------------         -------------
Weighted average common share outstanding -
assuming dilution                               13,846,541            12,552,698
                                              ============         =============

See accompanying notes to condensed  consolidated financial statements.

                           INTEGRATED BIOPHARMA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                             September 30,           June 30,
                                             -------------         -------------
                                                 2005                  2005
                                             -------------         -------------
Assets
Current Assets:
 Cash and cash equivalents                   $   2,015,973         $   2,427,553
 Accounts receivable, net                        5,602,057             4,470,927
 Inventories, net                               11,422,477             9,987,288
 Deferred income taxes                             108,000               107,000
 Other assets                                      529,556               715,074
                                             -------------         -------------
  Total current assets                          19,678,063            17,707,842

Property and equipment, net                      4,510,059             4,664,306
Goodwill                                           145,410               145,410
Intangible assets, net                           3,401,393             3,473,366
Deferred income taxes                               83,000                70,000
Security deposits and other assets                 145,980               181,547
                                             -------------         -------------
  Total Assets                               $  27,963,905         $  26,242,471
                                             =============         =============

Liabilities and Stockholders' Equity:
Current Liabilities:
 Note payable - bank                         $   4,500,000         $   4,500,000
 Accounts payable                                 3,901,867            3,986,607
 Accrued expenses and other
  current liabilities                            1,454,252             1,612,904
 Loan payable - Trade Investment
  Services, LLC, related party                     172,260               172,260
                                             -------------         -------------
  Total Current Liabilities                     10,028,379            10,271,771

Commitments and Contingencies

Series B 7% Redeemable Convertible Preferred
 Stock, net of beneficial conversion feature,
 warrants issued and issuance costs, $0.002
 par value; 1,250 shares authorized; 700
 shares issued and outstanding, liquidation
 preference $7,000,000                           3,375,000             2,792,000

Minority Interest                                  316,604               349,804

Stockholders' Equity:
Preferred Stock, $0.002 par value;1,000,000
 shares authorized; no shares issued                     -                     -
Common Stock, $0.002 par value; 25,000,000
 shares authorized; 12,720,690 shares issued
 at September 30, 2005 and 12,685,690 at
 June 30, 2005; 12,685,790 shares outstanding
 at September 30, 2005 and 12,650,790 at
 June 30, 2005                                      25,441                25,371
Additonal paid-in-capital                       28,534,149            28,325,252
Accumulated deficit                           (14,216,329)          (15,422,388)
Less:  Treasury stock, at cost, 34,900 shares     (99,339)              (99,339)
                                             -------------         -------------
 Total Stockholders' Equity                     14,243,922            12,828,896
                                             -------------         -------------
 Total Liabilities and Stockholders' Equity  $  27,963,905         $  26,242,471
                                             =============         =============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2005
                 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                   (Unaudited)

                                                  Series A
                                                 Convertible    Additional                                                Total
                             Common Stock         Preferred       Paid-in       Accumulated      Treasury Stock        Stockholders'
                          Shares     Par Value      Stock         Capital         Deficit       Shares      Cost          Equity
                        ----------    --------    ---------    ------------    -------------    ------    ----------   -------------
Balance, July 1, 2004   12,510,690    $ 25,021    $       -    $ 27,961,003    $ (4,020,155)    25,800    $ (28,831)   $  23,937,038

Exercise of stock
options for cash           148,000         296            -         178,003                -         -             -         178,299

Issuance of common stock
for consulting fees         27,000          54            -         186,246                -         -             -         186,300

Stock repurchase plan            -           -            -               -                -     9,100      (70,508)        (70,508)

Dividends paid on Series
B preferred stock                -           -            -               -        (490,000)         -             -       (490,000)

Deemed dividend  from
beneficial conversion
feature of Series B
preferred stock                  -           -            -               -      (2,332,000)         -             -     (2,332,000)

Net Loss                         -           -            -               -      (8,580,233)         -             -     (8,580,233)
                        ----------    --------    ---------    ------------    -------------    ------    ----------   -------------

Balance, June 30, 2005  12,685,690      25,371            -      28,325,252     (15,422,388)    34,900      (99,339)      12,828,896

Exercise of stock
options for cash            35,000          70            -          57,380                -         -             -          57,450

Dividends paid on
Series B preferred stock         -           -            -               -        (123,507)         -             -       (123,507)

Compensation expense for
employee stock options           -           -            -         151,517                -         -             -         151,517

Deemed dividend from
beneficial  conversion
feature of Series B
preferred stock                  -           -            -               -        (583,000)         -             -       (583,000)

Net Income                       -           -            -               -        1,912,566         -             -       1,912,566
                        ----------    --------    ---------    ------------    -------------    ------    ----------   -------------

Balance,  September 30,
2005(Unaudited)         12,720,690    $ 25,441    $       -    $ 28,534,149    $(14,216,329)    34,900    $ (99,339)   $  14,243,922
                        ==========    ========    =========    ============    =============    ======    ==========   =============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three months ended
                                                        September 30,
                                             ----------------------------------
                                                 2005                  2004
                                             -------------         ------------

Cash flows from operating activities:
Net income (loss)                            $   1,912,566         $(1,751,612)
Adjustments to reconcile net income (loss) to net cash used for operating activities:

  Depreciation and amortization                    274,764              343,940
  Deferred income taxes                           (14,000)             (12,000)
  Allowance for inventory                            2,500                2,500
  Bad debt expense                                   2,500                2,500
  Issuance of common stock for consulting
  services                                              -               186,300
  Compensation expense for employee
  stock options                                   151,517                     -
  Minority interest                               (33,200)                    -

Changes in assets and liabilities (excludes impact of acquistions):
  Increase (decrease) in:

    Accounts receivable                        (1,133,630)            (754,560)
    Inventories                                (1,437,689)          (1,302,379)
    Prepaid expenses and other assets              185,518            (469,963)
    Security deposits and other assets              35,567             (20,480)

  (Decrease) increase in:

    Accounts payable                              (84,740)             (61,851)
    Income taxes payable                                 -                (450)
    Accrued expenses and other liabilities       (158,652)              119,810
                                             -------------         ------------
      Net cash used in operating activities      (296,979)          (3,718,245)
                                             -------------         ------------

Cash flows from investing activities:

  Purchase of property and equipment              (48,544)          (1,094,220)
                                             -------------         ------------
    Net cash used in investing activities         (48,544)          (1,094,220)
                                             -------------         ------------

Cash flows from financing activities:

  Proceeds from the exercise of stock options       57,450               69,424
  Repayments of notes payable                            -             (10,771)
  Purchase of treasury stock                             -             (70,508)
  Dividends paid                                 (123,507)            (123,507)
                                             -------------         ------------
    Net cash used in financing activities         (66,057)            (135,362)
                                             -------------         ------------

Net decrease in cash and cash equivalents        (411,580)          (4,947,827)

Cash and cash equivalents at
beginning of period                              2,427,553            9,548,046
                                             -------------         ------------
Cash and cash equivalents at
end of period                                $   2,015,973         $  4,600,219
                                             =============         ============

Supplemental disclosures of cash flow
information:
Cash paid during the periods for:

Interest                                     $      74,014         $     31,659
                                             =============         ============
Income taxes                                 $       3,762         $     11,389
                                             =============         ============

Supplemental disclosures of Non-cash
transactions:
Deemed dividend from beneficial conversion
feature of Series B Preferred stock          $   (583,000)         $  (583,000)
                                             =============         ============
See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

[1] Principles of Consolidation and Basis of Presentation.

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis or Plan of Operation, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 ("10-KSB"), as filed with the SEC. The June 30, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending June 30, 2006 or for any other period.

Effective July 1, 2005, the Company no longer qualifies as a small business issuer as the result of its revenues exceeding $25.0 million for the prior two fiscal years; hence the Company will no longer be filing as a small business issuer with the Securities and Exchange Commission. Accordingly, effective July 1, 2005, the Company is required to comply with the reporting requirements of Regulation S-K instead of Regulation S-B.


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

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

        * sales returns and allowances;
        * allowance for doubtful accounts;
        * inventory valuation and obsolescence;
        * valuation and recoverability of long-lived and intangible assets and goodwill, including the values assigned to acquired intangible assets;
        * income taxes and valuation allowance on deferred income taxes, and;
        * accruals for, and the probability of, the outcome of current litigation.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Nothing has come our attention which would cause a change in these estimates.

Stock-Based Compensation. At September 30, 2005, the Company has one stock-based compensation plan. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of July 1, 2005 and accordingly, the Company has adopted SFAS 123(R) in the three months ended September 30, 2005. The compensation cost of the adoption of this agreement was an additional $151,517 of compensation for the three months ended September 30, 2005. Additionally, the Company has chosen to account for the adoption under the prospective method, which requires compensation expense to be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R). The Company will record $258,901 of compensation expense over the weighted average vesting period of six months for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company previously had elected to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Prior to the adoption of SFAS 123(R) the Company had accounted for stock-based compensation in accordance with FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation is as follows: (prior to adoption to SFAS 123(R))

                                           Three months ended
                                           September 30, 2004
                                             -------------

Net (loss) available to common
stockholders, as reported                    $ (2,458,119)

Add: Stock-based employee compensation
expense included in net income (loss),
net of related tax effects                               -

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                     (1,284,726)
                                             -------------

Pro forma net (loss) available to
common stockholders                          $ (3,742,845)
                                             =============

Earnings per share:
 Basic - as reported                         $      (0.20)
                                             =============
 Basic - pro forma                           $      (0.30)
                                             =============

 Diluted - as reported                       $      (0.20)
                                             =============
 Diluted - pro forma                         $      (0.30)
                                             =============

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

For the periods prior to and subsequent to the adoption of SFAS 123(R) the Company used the Black-Scholes option pricing model to determine stock options fair value. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions for September 30,

                                             2005         2004
                                             ----         ----

            Risk-free interest rate          4.0%         4.0%
            Expected volatility               78%         114%
            Dividend yield                     --           --
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

Earnings Per Share. In accordance with FASB Statement No. 128, "Earnings Per Share," basic earnings per common share are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to antidilution limitations.

During the three months ended September 30, 2005, 3,892,998 options with exercise prices below average market price were included in the computation of diluted earnings per share. During the three months ended September 30, 2004, options and warrants to purchase 4,962,621 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the period. During the periods ended September 30, 2005 and 2004, Convertible Series B Preferred Stock in the amount of 7,000,000 shares were not included in the computation of diluted earnings per share as their conversion price was greater than the average market price of the common shares for the 2005 period and for the 2004 period, they were antidilutive as a result of net losses.

During the three months ended September 30, 2005 and 2004, options and warrants to purchase 2,941,930 shares and 1,321,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No 153. "Exchanges of Non monetary Assets, an Amendment of APB Opinion No. 29" ("Statement No. 153"). Statement No.153 is effective for non monetary asset exchanges occurring in our fiscal year beginning July 1, 2005. Statement No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Statement No. 153 does not have a material impact on our financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In May 2005, the FASB issued SFAS No 154 "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3."This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December15, 2005. We are not able to assess, at this time, the future impact of this statement on our consolidated financial position or results of operations.

[2] Goodwill and other Intangible Assets

Goodwill and intangibles with indefinite lives are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the third quarter of fiscal 2005. The Company concluded that the goodwill recognized on the Paxis Pharmaceutical, Inc. acquisition was impaired and consequently wrote off $542,728 in the fiscal year ended June 30, 2005. As of September 30, 2005 and June 30, 2005, goodwill consisted of $145,410 from the Aloe Acquisition.

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amount of acquired intangible assets as of September 30, 2005 and June 30, 2005 is as follows:

                                   September 30, 2005                               June 30, 2005
                          -------------------------------------          -------------------------------------
                            Gross                                          Gross
                           Carrying   Accumulated                         Carrying    Accumulated
                            Amount    Amortization     Net                  Amount    Amortization     Net
                          -----------   ---------   -----------          -----------   ---------   -----------
Intellectual property     $ 1,250,000   $ 156,251   $ 1,093,749          $ 1,250,000   $ 125,002   $ 1,124,998
Trade names                 1,508,000     144,515     1,363,485            1,508,000     125,667     1,382,333
Unpatented technology         547,000     149,999       397,001              547,000     140,000       407,000
License agreement             611,730      64,572       547,158              611,730      52,695       559,035
                          -----------   ---------   -----------          -----------   ---------   -----------
Total                     $ 3,916,730   $ 515,337   $ 3,401,393          $ 3,916,730   $ 443,364   $ 3,473,366
                          ===========   =========   ===========          ===========   =========   ===========

Amortization expense recorded on the intangible assets for the three months ended September 30, 2005 and 2004 was $71,973 and $69,544, respectively. Amortization expense is recorded on the straight-line method of periods ranging from 10 years to 20 years.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

            Year ended  June 30,   Amortization Expense
            --------------------   --------------------

            2006, remainder            $   215,930
            2007                           287,903
            2008                           287,903
            2009                           287,903
            2010                           287,903
            Thereafter                   2,033,851
            --------------------   --------------------
            Total                      $ 3,401,393
                                   ====================

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

[3] Inventories

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing," to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 in the quarter ended September 30, 2005. There was no impact from the adoption of this statement.

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of September 30, 2005 and June 30, 2005:

                        September 30,       June 30,
                             2005             2005
                        -------------     ------------

Raw materials           $   4,843,927     $  5,577,034
Work-in-process             2,833,207        1,330,855
Finished goods              3,745,343        3,079,399
                        -------------     ------------
Total                   $  11,422,477     $  9,987,288
                        =============     ============

[4] Property and Equipment

Property and equipment consists of the following as of September 30, 2005 and June 30, 2005:

                                 September 30,       June 30,
                                     2005              2005
                                 --------------    -------------

Land and building                $    1,250,000    $   1,250,000
Leasehold improvements                2,164,952        2,157,321
Machinery and equipment               8,644,919        8,603,894
Machinery and equipment
under capital lease                     193,086          193,086
Transportation equipment                 37,714           37,714
                                 --------------    -------------
                                     12,290,671       12,242,015
Less: Accumulated depreciation
and amortization                      7,780,612        7,577,709
                                 --------------    -------------
Total                            $    4,510,059    $   4,664,306
                                 ==============    =============

[5] Note Payable

Note payable is a promissory note provided by Bank of America dated August 6, 2003 in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The loan was due on September 4, 2005 and subsequently has been renewed through November 4, 2005 with the intention of extending the November renewal date to September 4, 2006, under the existing terms and conditions of the prior note. The loan is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. At September 30 and June 30, 2005 the interest rate was 5.08% and 4.58%, respectively.

[6] Loan Payable-Trade Investment Services, related party

Loan payable-Trade Investment Services is a demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis, dated July 1, 2002 with interest at 9.00%. Interest for the three months ended September 30, 2005 and 2004 was waived.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

[7] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2005 and June 30, 2005, the Company's uninsured cash balances were approximately $1,373,315 and $1,735,000, respectively.

[B] Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances at September 30, 2005 and June 30, 2005 is $59,047 and $56,547, respectively.

[C] Major Customers. For the three months ended September 30, 2005, approximately 36% or $5,318,033, 35% or $5,241,299 and 24% or $3,545,523 of
revenues were derived from three customers. For the three months ended September 30, 2004 approximately 42% or $2,579,754 and 23% or $1,399,069 of revenues were derived from two customers. The loss of either of these customers would have an adverse affect on the Company's operations. Accounts receivable from these three customers comprised approximately 77% as compared to two customers representing 41% of total accounts receivable at September 30 and June 30, 2005, respectively.

[8] Commitments and Contingencies

[A] Leases

Related Party Leases- Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by the Company's Chief Financial Officer. The lease provides for minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three months ended September 30, 2005 and 2004 on this lease was $163,000 and $184,000 respectively, and is included in both manufacturing and selling and administrative expenses.

Other Lease Commitments- The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the three months ended September 30, 2005 and 2004 was $98,588 and $116,684, respectively and is included in manufacturing expenses.

The Company leases warehouse and office facilities through March 31, 2007. The lease was effective on March 6, 2004, and provides for a minimum monthly rental of $9,967. The Company leases office space through September 30, 2006. The lease was effective on October 1, 2005, and provides for a minimum monthly rental of $1,126. The company leases office space through December 31, 2012, and provides for a minimum monthly rental of $18,611. The Company leases warehouse equipment for a five (5) year period with an annual rental of $15,847 and office equipment for a five (5) year period with an annual rental of $8,365.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2008.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                     Related          Party
 Year Ending          Lease           Lease
   June 30,         Commitment      Commitment         Total
---------------     -----------     -----------     -----------

2006, remaining     $   498,969     $   242,669     $   741,638
2007                    523,629         323,559         847,188
2008                    207,797         323,559         531,356
2009                    201,501         323,559         525,060
2010                    195,201         323,559         518,760
Thereafter              482,753       1,590,832       2,073,585
---------------     -----------     -----------     -----------
Total               $ 2,109,850     $ 3,127,737     $ 5,237,587
===============     ===========     ===========     ===========

Total rent expense, including real estate taxes and maintenance charges, was approximately $425,000 and $382,000 for the three months ended September 30, 2005 and 2004, respectively.

[B] Consulting Agreement - On October 20, 2003, the Company entered into a one year consultant agreement with an investor relations consultant. The Company paid $80,000 over the term of the agreement. In addition, the Company initially agreed to issue to the consultant 36,000 shares of its common stock. On July 13, 2004, the Company terminated the agreement. Under the terms of the termination agreement, the Company was not obligated to pay the $10,000 per month fee after July 15, 2004. Additionally, the Company issued to the consultant 27,000 shares of common stock valued at the fair market price on the date of issuance in lieu of the original 36,000 shares. The 27,000 shares of common stock were valued at $186,300 and are included in selling and administrative expenses for the three months ended September 30, 2004.

[C] Development and Supply Agreement- On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ("Herbalife") whereby the Company will develop, manufacture and supply certain nutritional products to Herbalife which, agreement was renewed through December 31, 2006. The agreement provides that Herbalife is required to purchase a minimum quantity of Supplied Products each year of $18,000,000 for the term of the agreement. If Herbalife purchases the minimum amount, then Herbalife will be entitled to certain rebates of an amount not exceeding $300,000 per year. For the three months ended September 30, 2005 and 2004, there were no rebates due.

[D] Intellectual Property Agreement - In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $2,500,000 for additional intellectual property. As of September 30 and June 30, 2005, $1,250,000 has been paid and is being amortized on a straight-line basis over a ten-year period.

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

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
[9] Related Party Transactions

The Company has two consulting agreements with the brothers of the Company's Chairman of the Board. One agreement is on a month-to-month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three months ended September 30, 2005 and 2004 was $3,300. The second agreement is with EVJ, LLC; a limited liability company controlled by Robert Kay, an employee of the Company. This agreement is also on a month-to-month basis. The total consulting expense under this agreement was $30,000 for the three months ended September 30, 2005 and $45,000 for the three months ended September 30, 2004.

[10] Equity Transactions

[A] Stock Option Plan and Warrants - On July 19, 2005, the Company granted 25,000 incentive stock options for a period of ten years at an exercise price equal to the market price of $2.05.

[B] Treasury Stock Purchases - On June 25, 2004 Integrated BioPharma, Inc. adopted a stock repurchase plan giving management authority to purchase up to $3.0 million worth of the Company's stock in open market transactions or privately negotiated transactions at the Company's discretion. The Company purchased an aggregate of 9,100 shares of its common stock for a purchase price of $70,508 in July 2004.

[11] Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments.

The Company has divided its operations into three reportable segments as follows: Sales of vitamins and nutritional supplements, sales of its active pharmaceutical ingredient Paclitaxel and sales of technical services through its Hauser subsidiary. The international sales for the three months ended September 30, 2005 and 2004 were $2,046,722 and $1,658,963, respectively.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Financial information relating to the three months ended September 30, 2005 and 2004 operations by business segment is as follows:

                                                 Technical                                                  Technical
                 Nutraceutical  Pharmaceutical    Services       Total      Nutraceutical  Pharmaceutical    Services      Total
                  ------------   ------------   -----------   ------------   ------------   ------------   ----------   ------------
Sales, net
U.S. customers    $ 11,923,425   $      9,500   $   807,460   $ 12,740,385   $  4,188,372   $    211,660   $   57,041   $  4,457,073

International
customers            2,046,722              -             -      2,046,722      1,658,963              -            -      1,658,963
                  ------------   ------------   -----------   ------------   ------------   ------------   ----------   ------------

Total Sales, net  $ 13,970,147   $      9,500   $   807,460   $ 14,787,107   $  5,847,335   $    211,660   $   57,041   $  6,116,036
                  ============   ============   ===========   ============   ============   ============   ==========   ============

Segment operating
profit (loss)     $  3,455,741   $(1,319,143)   $ (152,898)   $  1,983,700   $  (445,055)   $(1,269,682)   $ (71,675)   $(1,786,412)
                  ============   ============   ===========   ============   ============   ============   ==========   ============

Depreciation      $     88,718   $     80,890   $    33,183   $    202,791   $    105,592   $    168,803   $        -   $    274,395
                  ============   ============   ===========   ============   ============   ============   ==========   ============

Captial
expenditures      $     41,023   $         -    $     7,521   $     48,544   $     31,433   $    146,235   $  916,552   $   1,094,22
                  ============   ============   ===========   ============   ============   ============   ==========   ============


                                                                   As of September 30,
                                            2005                                                      2004
                  --------------------------------------------------------   -------------------------------------------------------

Total  Assets     $ 21,602,140   $  4,361,774   $ 1,999,991   $ 27,963,905   $ 19,927,714   $  8,228,470   $ 2,014,075   $30,170,259
                  ============   ============   ===========   ============   ============   ============   ==========   ============


[12] Subsequent Event

On October 27, 2005, the Company closed on a $2,000,000 revolving line of credit agreement which bears interest at 3% above the prime interest rate and expires on October 27, 2007. The line of credit includes specific loan covenants. The loan is collateralized by specific assets of the Company and is personally guaranteed by the Chairman of the Board of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute "forward-looking statements." See "Disclosure Regarding Forward-Looking Statements" on page 1 of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein and the Company's Annual Report on Form 10-KSB.

Effective July 1, 2005, the Company no longer qualifies as a small business issuer as the result of its revenues exceeding $25.0 million for the prior two fiscal years; hence the Company will no longer be filing as a small business issuer with the Securities and Exchange Commission. Accordingly, effective July 1, 2005, the Company is required to comply with the reporting requirements of Regulation S-K instead of Regulation S-B.

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

The loss in the Paxis subsidiary of $1,319,143 was made up of a $500,000 inventory write down and approximately $820,000 of operating expenses. On July 1, 2005, the Company previously announced a reduction in the rate of production of paclitaxel API and a corresponding reduction in the Company's workforce.

Critical Accounting Policies and Estimates

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

      * sales returns and allowances;
      * allowance for doubtful accounts;
      * inventory valuation and obsolescence;
      * valuation and recoverability of long-lived and intangible assets and goodwill, including the values assigned to acquired intangible assets;
      * income taxes and valuation allowance on deferred income taxes, and;
      * accruals for, and the probability of, the outcome of current litigation.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. There have been no material changes in the calculation of these estimates since the audited financial statements at June 30, 2005.

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

The Company preformed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of September 30, 2005 the allowance was $59,047. If this number were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $56,000 of income or expense.

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

The Company preformed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. As of September 30, 2005 the allowance was $27,500. If this number were in error by plus or minus one percent of the total inventory balance, the impact would be an additional $114,225 of income or expense.

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

General - The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these items are presented in the condensed consolidated financial statements as reductions to sales. The Company's net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, chargebacks and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's products, as well as gross margins of acquired entities.

Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

                                                    For the three months
                                                    ended September 30,
                                                  -------------------------
                                                    2005           2004
                                                  ----------     ----------

Sales, net                                            100.0%         100.0%

Costs and expenses:
  Cost of sales                                        63.5%          91.6%
  Selling and administrative                           23.1%          37.7%
                                                  ----------     ----------
                                                       86.6%         129.2%
                                                  ----------     ----------
Income (loss) from operations                         13.4%         (29.2%)
                                                  ----------     ----------

Other income (expense):
  Interest expense                                    (0.5%)         (0.6%)
  Other income                                          0.1%           0.7%
  Interest and investment income                        0.0%           0.4%
                                                  ----------     ----------
                                                      (0.4%)           0.6%
                                                  ----------     ----------
Income (loss) before income taxes (benefit)            13.0%        (28.6%)

Federal and state income taxes (benefit)                0.3%         (0.0%)
                                                  ----------     ----------

  Net income (loss) before minority interest           12.7%        (28.6%)

Minority interest                                       0.2%              -
                                                  ----------     ----------

  Net income (loss)                                    12.9%        (28.6%)

Deemed dividend from beneficial conversion
feature of Series B Preferred Stock                   (4.0%)         (9.5%)
Series B Preferred Stock dividend                     (0.8%)         (2.0%)
                                                  ----------     ----------

Net income (loss) allocable to common
shareholders                                            8.1%        (40.2%)
                                                  ==========     ==========

For the three month period ended September 30, 2005
Compared to the three month period ended September 30, 2004

Sales, net. Sales, net, for the first quarter ended September 30, 2005 and 2004 were $14,787,107 and $6,116,036, respectively, an increase of $8,671,071 or 141.8%. The increase is comprised of the following:


                                                      Three months ended             Dollar Increase       Percentage
                                                        September 30,                  (Decrease)            Change
                                                 -----------------------------         -----------         ----------
                                                     2005             2004            2005 vs 2004        2005 vs 2004
                                                 ------------      -----------         -----------         ----------

Nutraceutical - US Customers                     $ 11,923,425      $ 4,188,372         $ 7,735,053             184.7%
Nutraceutical - International Customers             2,046,722        1,658,963             387,759              23.4%
                                                 ------------      -----------         -----------         ----------
Total Nutraceutical                                13,970,147        5,847,335           8,122,812             138.9%
Pharmaceutical                                          9,500          211,660           (202,160)            (95.5%)
Technical Services                                    807,460           57,041             750,419           1,315.6%
                                                 ------------      -----------         -----------         ----------

Total                                            $ 14,787,107      $ 6,116,036         $ 8,671,071             141.8%
                                                 ============      ===========         ===========         ==========

The Company's net income for the three months ended September 30, 2005 was $1,912,566 as compared to net loss of $(1,751,612) for the three months ended September 30, 2004. This increase in net income of approximately $3,660,000 is primarily the result of an increase in gross profit of approximately $4,880,000, an increase in selling and administrative expenses of $1,100,000, a decrease in other income of approximately $94,000, and an increase in federal and state income taxes of approximately $45,000.

Sales for the three months ended September 30, 2005 and 2004 were $14,787,107 and $6,116,036, respectively, an increase of approximately $8,670,000 or 142%. This increase is the result of the continued growth of the Company's branded proprietary nutraceutical products. Gross profit for the three months ended September 30, 2005 was $4,877,820 higher than gross profit for the three months ended September 30, 2004. Exclusive of the Paxis subsidiary the gross profit percentage for the three months ended September 30, 2005 was 44% and 24% for the three months ended September 30, 2004. For the three months ended September 30, 2005, approximately 95% of revenues were derived from three customers as compared to two customers representing 64% of revenues for the three months ended September 30, 2004. The loss of any of these customers would have an adverse affect on the Company's operations.

Nutracuetical sales for the three months ended September 30, 2005 and 2004 were $13,970,147 and $5,847,335, respectively, an increase of $8,122,812 or 139%.

Technical sales for the three months ended September 30, 2005 were $807,460 compared to $57,041 for the comparable period. This increase is primarily due to the operations existing for the full three months of the 2005 period compared to less than one month for the comparable period in 2004.

Cost of sales increased to $9,392,762 for the three months ended September 30, 2005 as compared to $5,599,511 for the three months ended September 30, 2004. Cost of sales decreased as a percentage of sales to 64% for the three months ended September 30, 2005 as compared to 92% for the three months ended September 30, 2004. The decrease in cost of sales was due to the increase in sales of the Company's branded proprietary nutraceutical products, which yield higher profit margins.

Selling and Administrative Expenses. Selling and administrative expenses were $3,410,645 for the three months ended September 30, 2005, an increase of $1,107,708 or 48.0% as compared with $2,302,937 for the three months ended September 30, 2004. As a percentage of sales, net, selling and administrative expenses were 23.1% for the three months ended September 30, 2005 and 37.6% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                          Three months ended           Dollar increase     Percentage
                                                             September 30,              (Decrease)          Change
                                                     -----------------------------      ------------      ------------
                                                        2005             2004           2005 vs 2004      2005 vs 2004
                                                     -----------      ------------      ------------      ------------
Advertising                                          $   496,247      $    200,832      $    295,415            147.1%
Bad debt (recoveries)                                      2,813           (2,654)             5,467          (206.0%)
Commission                                               285,540            49,837           235,703            472.9%
Officers Salaries                                        164,231            98,398            65,833             66.9%
Auto, Travel & Entertainment                             150,181           227,100          (76,919)           (33.9%)
Office Salaries                                          485,973           555,175          (69,202)           (12.5%)
Depreciation & Amortization                              148,282           100,196            48,086             48.0%
Consulting                                               134,961           235,717         (100,756)           (42.7%)
Regulatory Fees                                            5,786             3,758             2,028             54.0%
Professional                                             233,230           219,680            13,550              6.2%
Research & Development                                    13,934            45,068          (31,134)           (69.1%)
Indirect labor                                           262,663                 -           262,663            100.0%
Office Rent                                              165,237            63,831           101,406            158.9%
Employee Benefits                                         68,154            38,103            30,051             78.9%
Office                                                   146,023            44,422           101,601            228.7%
Compensation expense for employee stock options          151,517                 -           151,517            100.0%
Public Relations                                          73,310            29,900            43,410            145.2%
Other                                                    422,563           393,574            28,989              7.4%
                                                     -----------      ------------      ------------      ------------
Total                                                $ 3,410,645      $  2,302,937      $  1,107,708             48.1%
                                                     ===========      ============      ============      ============

The increase in advertising and commission expense is due to an increase in sales in the Company's nutraceutical segment. Officers' salaries increased as a result of the addition of a new Vice President of sales and marketing. Consulting fees decreased as a result of the prior years' termination of an agreement made on July 8, 2004, which resulted with the issuance of 27,000 shares of common stock and a consulting fee expense of $186,300. The increase in indirect labor, office rent, office expenses and employee benefits was attributable to the inclusion of InB:Hauser Pharmaceutical Services, Inc.'s subsidiary expenses for the three months ended September 30, 2005. The InB:Hauser acquisition was completed on September 16, 2004. There were no comparable expenses in the prior period because the operations existed for less than one month for the comparable quarter. Pursuant to SFAS No. 123(R), the Company recognized $151,517 in compensation expenses for employee stock options.

Other income (expense). Other income (expense) was a net expense of ($59,596) for the three months ended September 30, 2005 as compared to net income of $34,547 for the comparable period a year ago. The decrease of $94,143 was primarily attributable to an increase in interest expense due to the ongoing increase in the Libor rate and a decrease in the Company's administrative fee income.

Seasonality. Although the Company believes that its business is not seasonal in nature, the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors which influence this variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of the Company's results of operations from consecutive periods is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are cash generated from operations. The Company also has a $2.0 million revolving line of credit available through October 27, 2007. The Company's principal uses of cash have been to finance working capital, acquisitions, capital expenditures and preferred Series B stock dividend payments. The Company anticipates these uses will continue to be its principal uses of cash in the future.

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

                                                  For the three months ended
                                                        September 30,
                                                -------------------------------
                                                    2005             2004
                                                -------------    --------------

Net cash used in operating acitivites           $   (296,979)    $  (3,718,245)
                                                =============    ==============
Net cash used in investing acitivites           $    (48,544)    $  (1,094,220)
                                                =============    ==============
Net cash used in financing acitivites           $    (66,057)    $    (135,362)
                                                =============    ==============

Cash and cash equivalents at end of period      $   2,015,973    $    4,600,219
                                                =============    ==============

Days sales in inventory                                   104               126
                                                =============    ==============
Inventory turnover                                        3.5               2.9
                                                =============    ==============


At September 30, 2005, the Company's working capital was $9,649,684, a decrease of $792,316 over working capital at September 30, 2004. Cash and cash equivalents were $2,015,973 at September 30, 2005, a decrease of $411,580 from June 30, 2005. The Company utilized $296,979 and $3,718,245 of cash for operations for the three months ended September 30, 2005 and 2004, respectively. The primary reason for the increase in cash generated from operations is net income of approximately $2,060,000. The Company believes that anticipated sales for next year, current cash balances and new line of credit financing would meet cash needs for operations for fiscal 2006.

The Company utilized $48,544 and $1,094,220 of cash in investing activities for the three months ended September 30, 2005 and 2004, respectively. The Company utilized $66,057 and $135,362 of cash from financing activities for the three months ended September 30, 2005 and 2004, respectively.

The Company has a promissory note provided by Bank of America dated September 4, 2004, in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The loan was due on September 4, 2005 and subsequently has been renewed through November 4, 2005 with the intention of extending the November renewal date to September 4, 2006, under the existing terms and conditions of the prior note. The loan is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company.

The Company's total annual commitments at September 30, 2005 for long term non-cancelable leases of approximately $850,000 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The Company believes its sources of cash will be sufficient to fund its operations and meet its cash requirements to satisfy its working capital need, capital expenditure need, outstanding commitments, and other liquidity requirements associated with its existing operations over the next twelve months. The Company's ability to fund these requirements will depend on its future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control. In addition, as part of the Company's strategy, it may pursue acquisitions and investments that are complementary to its business. Any material future acquisitions or investments will likely require additional capital and therefore, the Company cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30 2005 and 2004 were $48,544 and $1,094,220, respectively. The capital expenditures in the three months ended September 30, 2004 were primarily attributable to the purchase of machinery and equipment in its Paxis and Hauser subsidiaries.

The Company has budgeted approximately $200,000 for capital expenditures for fiscal 2006. The total amount will be funded from the current cash balances.

Subsequent Event

On October 27, 2005, the Company closed on a $2,000,000 revolving line of credit agreement which bears interest at 3% above the prime interest rate and expires on October 27, 2007. The line of credit includes specific loan covenants. The loan is collateralized by specific assets of the Company and is personally guaranteed by the Chairman of the Board of the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement - refer to footnote 1 of the condensed consolidated financial statements for the three months ended
September 30, 2005 included in Part I - Item 1.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates and foreign currency exchange rates, primarily with respect to the Canadian Dollar in its customer receivables. The Company's use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes.

Item 4.  CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has not completed its Sarbanes Oxley section 404 process, or related assessment in the process of evaluation and testing. The Company may identify deficiencies that may require remediation.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


Item 3. DEFAULTS UPON SENIOR SECURITIES

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

Exhibit Number

      31.1 Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

      31.2 Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

      32.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

      32.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b)             Reports on Form 8-K:

       (1)     Current Report on Form 8-K filed July 1, 2005 pursuant to Item
               7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits).

       (2)     Current Report on Form 8-K filed August 10, 2005 pursuant to
               Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and
               Item 9.01 (Financial Statements and Exhibits).

       (3)     Current Report on Form 8-K filed September 29, 2005 pursuant to
               Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits).

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date: November 3, 2005               By: /s/ E. Gerald Kay
                                     ---------------------
                                     E. Gerald Kay,
                                     Chief Executive Officer



Date: November 3, 2005               By: /s/ Eric Friedman
                                     ---------------------
                                     Eric Friedman,
                                     Vice President & Chief Financial Officer