Form 10-Q
period 2005-12-31
INTEGRATED BIOPHARMA INC
filed 2006-02-14
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  ------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005

                                       OR

                | | Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the transition period from       to


                        Commission File Number 000-28876

                           INTEGRATED BIOPHARMA, INC.
                    (Exact name of registrant in its charter)

                  Delaware                             22-2407475
                  --------                             ----------
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

                           Yes | |          No |X|

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes | |          No |X|


The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

             Class                          Outstanding at February 10, 2006
Common Stock, $0.002 par value                    12,783,190 Shares

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

                           FORM 10-Q QUARTERLY REPORT
                For the Quarterly Period Ended December 31, 2005

                                      INDEX


                                                                           Page
                          Part I. Financial Information

Item 1.    Financial Statements:                                               2

           Condensed Consolidated Statements of Operations
           for the Six and Three Months Ended
           December 31, 2005 and 2004 (unaudited)                              2

           Condensed Consolidated Balance Sheets as of
           December 31, 2005 (unaudited) and June 30, 2005                     3

           Condensed Consolidated Statements of Changes
           in Stockholders' Equity for the Year Ended
           June 30, 2005 and the Six Months Ended
           December 31, 2005 (unaudited)                                       4

           Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended
           December 31, 2005 and 2004 (unaudited)                              5

           Notes to Condensed Consolidated Statements (unaudited)              6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         25

Item 4.    Controls and Procedures                                            25

                          Part II. Other Information

Item 1.    Legal Proceedings                                                  26

Item 1A.   Risk Factors                                                       26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        26

Item 3.    Defaults Upon Senior Securities                                    26

Item 4.    Submission of Matters to a Vote of Security Holders                26

Item 5.    Other Information                                                  26

Item 6.    Exhibits                                                           27

                          Other
Signatures                                                                    28

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

ITEM 1.  FINANCIAL STATEMENTS

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three months ended                 Six months ended
                                                                           December 31,                      December 31,
                                                               ---------------------------------   ---------------------------------
                                                                    2005              2004              2005              2004
                                                               ---------------   ---------------   ---------------   ---------------
Sales, net                                                     $   12,968,294    $    6,310,908    $   27,755,401    $   12,350,059

Cost of sales                                                       7,989,170         6,000,933        17,381,932        11,720,324
                                                               ---------------   ---------------   ---------------   ---------------

Gross profit                                                        4,979,124           309,975        10,373,469           629,735

Selling and administrative expenses                                 3,613,109         2,868,193         7,023,754         4,974,365
                                                               ---------------   ---------------   ---------------   ---------------

Operating income (loss)                                             1,366,015        (2,558,218)        3,349,715        (4,344,630)

Other income (expense)                                                (37,030)            5,333           (96,626)           39,880
                                                               ---------------   ---------------   ---------------   ---------------

Income (loss) before income taxes                                   1,328,985        (2,552,885)        3,253,089        (4,304,750)

Federal and state income tax (benefit)                                 20,876           (22,620)           65,614           (22,873)
                                                               ---------------   ---------------   ---------------   ---------------

Income (loss) before minority interest                              1,308,109        (2,530,265)        3,187,475        (4,281,877)

Minority interest                                                      83,916           (20,986)          117,116           (20,986)
                                                               ---------------   ---------------   ---------------   ---------------
Net income (loss)                                                   1,392,025        (2,551,251)        3,304,591        (4,302,863)

Deemed dividend from beneficial conversion feature
of Series B Preferred stock dividend                                 (583,000)         (583,000)       (1,166,000)       (1,166,000)

Series B Preferred stock dividend                                    (123,507)         (123,507)         (247,014)         (247,014)
                                                               ---------------   ---------------   ---------------   ---------------

Net income (loss) applicable to common shareholders            $      685,518    $   (3,257,758)   $    1,891,577    $   (5,715,877)
                                                               ===============   ===============   ===============   ===============

Net income (loss) per common share:
Basic                                                                  $ 0.05           $ (0.26)           $ 0.15           $ (0.46)
                                                               ===============   ===============   ===============   ===============

Diluted                                                                $ 0.05           $ (0.26)           $ 0.13           $ (0.46)
                                                               ===============   ===============   ===============   ===============


Weighted average common shares outstanding                         12,726,849        12,570,124        12,720,345        12,555,560

Dilutive potential shares:
Warrants and options                                                1,160,673                 -         1,456,084                 -
Convertible preferred stock                                                 -                 -                 -                 -
                                                               ---------------   ---------------   ---------------   ---------------
Weighted average common share outstanding
- assuming dilution                                                13,887,522        12,570,124        14,176,429        12,555,560
                                                               ===============   ===============   ===============   ===============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                           December 31,            June 30,
                                                                                              2005                  2005
                                                                                        ------------------    ------------------
Assets
Current Assets:
Cash and cash equivalents                                                               $       3,899,807     $       2,427,553
Accounts receivable, net                                                                        5,581,721             4,470,927
Inventories, net                                                                               11,074,119             9,987,288
Deferred income taxes                                                                             112,000               107,000
Other current assets                                                                              515,555               715,074
                                                                                        ------------------    ------------------
Total current assets                                                                           21,183,202            17,707,842

Property and equipment, net                                                                     4,350,372             4,664,306
Goodwill                                                                                          145,410               145,410
Intangible assets, net                                                                          3,575,257             3,473,366
Deferred income taxes                                                                              95,000                70,000
Security deposits and other assets                                                                177,370               181,547
                                                                                        ------------------    ------------------
Total Assets                                                                            $      29,526,611     $      26,242,471
                                                                                        ==================    ==================

Liabilities and Stockholders' Equity:
Current Liabilities:
Note payable - bank                                                                     $       4,500,000     $       4,500,000
Accounts payable                                                                                3,709,880             3,986,607
Accrued expenses and other current liabilities                                                  1,939,796             1,612,904
Loan payable - Trade Investment Services, LLC, related party                                      172,260               172,260
                                                                                        ------------------    ------------------
Total Current Liabilities                                                                      10,321,936            10,271,771

Commitments and Contingencies

Series B 7% Redeemable Convertible Preferred Stock, net of beneficial conversion feature, warrants issued and issuance costs, $0.002 par value;
1,250 shares authorized; 700 shares issued and outstanding, liquidation
preference $7,000,000                                                                           3,958,000             2,792,000

Minority Interest                                                                                 232,688               349,804

Stockholders' Equity:
Preferred Stock, $0.002 par value;1,000,000 shares authorized; no shares issued                         -                     -
Common Stock, $0.002 par value; 25,000,000 shares authorized; 12,737,690 shares issued at December 31, 2005 and 12,685,690 at June 30, 2005;
12,702,790 shares outstanding at December 31, 2005 and
12,650,790 at June 30, 2005                                                                        25,475                25,371
Additonal paid-in-capital                                                                      28,618,662            28,325,252
Accumulated deficit                                                                           (13,530,811)          (15,422,388)
Less:  Treasury stock, at cost, 34,900 shares                                                     (99,339)              (99,339)
                                                                                        ------------------    ------------------
Total Stockholders' Equity                                                                     15,013,987            12,828,896
                                                                                        ------------------    ------------------
Total Liabilities and Stockholders' Equity                                              $      29,526,611     $      26,242,471
                                                                                        ==================    ==================

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED JUNE 30, 2005 AND THE SIX MONTHS ENDED DECEMBER 31, 2005


                                                        Series A
                                     Common Stock     Convertible   Additional                                            Total
                                  Shares       Par     Preferred      Paid-in-     Accumulated     Treasury Stock      Stockholders'
                                              Value      Stock        Capital        Deficit      Shares     Cost         Equity
                                ----------   -------   ----------   -----------   -------------   ------   ---------   -------------
Balance, July 1, 2004           12,510,690   $25,021   $        -   $27,961,003   $ (4,020,155)   25,800   $(28,831)   $ 23,937,038

Exercise of stock
options for cash                   148,000       296            -       178,003              -         -          -         178,299

Issuance of common
stock for consulting fees           27,000        54            -       186,246              -         -          -         186,300

Stock repurchase plan                    -         -            -             -              -     9,100    (70,508)        (70,508)

Dividends paid on Series B
preferred stock                          -         -            -             -       (490,000)        -          -        (490,000)

Deemed dividend from
beneficial conversion
feature of Series B
preferred stock                          -         -            -             -     (2,332,000)        -          -      (2,332,000)

Net Loss                                 -          -           -             -     (8,580,233)        -          -      (8,580,233)
                                ----------   -------   ----------   -----------   -------------   ------   ---------   -------------

Balance, June 30, 2005          12,685,690    25,371            -    28,325,252    (15,422,388)   34,900    (99,339)     12,828,896

                                                           (               Unaudited)

Exercise of stock
options for cash                    52,000       104            -        71,796              -         -          -          71,900

Dividends paid on Series B
preferred stock                          -         -            -             -       (247,014)        -          -        (247,014)

Compensation expense
for employee stock
options                                  -         -            -       221,614               -        -          -         221,614

Deemed dividend from
beneficial conversion
feature of Series B
preferred stock                          -         -            -             -     (1,166,000)        -          -      (1,166,000)

Net Income                               -         -            -             -      3,304,591         -          -       3,304,591
                                ----------   -------   ----------   -----------   -------------   ------   ---------   -------------
Balance, December 31,
2005 (Unaudited)                12,737,690   $25,475   $        -   $28,618,662   $(13,530,811)   34,900   $(99,339)   $ 15,013,987
                                ==========   =======   ==========   ===========   =============   ======   =========   =============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six months ended
                                                                                                  December 31,
                                                                                   --------------------------------------------
                                                                                          2005                    2004
                                                                                   --------------------    --------------------
Cash flows from operating activities:
Net income (loss)                                                                  $         3,304,591     $        (4,302,863)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization                                                                  549,906                 739,166
Deferred income taxes                                                                          (30,000)                (25,000)
Allowance for inventory                                                                              -                   5,000
Bad debt expense                                                                                 5,200                   5,000
Issuance of common stock for consulting services                                                     -                 186,300
Compensation expense for employee stock options                                                221,614                       -
Minority interest                                                                             (117,116)                 20,986
Changes in assets and liabilities (excludes impact of acquistions):
(Increase) decrease in:
Accounts receivable                                                                         (1,115,994)             (1,334,794)
Inventories                                                                                 (1,086,831)             (1,246,408)
Prepaid expenses and other current assets                                                      199,519                (150,424)
Security deposits and other assets                                                               4,177                 (13,567)
 (Decrease) increase in:
Accounts payable                                                                              (276,728)                319,518
Income taxes payable                                                                                 -                 (46,822)
Accrued expenses and other liabilities                                                         326,892                 144,704
                                                                                   --------------------    --------------------
Net cash provided by (used in) operating activities                                          1,985,230              (5,699,204)
                                                                                   --------------------    --------------------

Cash flows from investing activities:
    Purchase of intangible assets                                                             (250,000)               (270,000)
    Investment in joint venture                                                                      -                 (25,366)
Purchase of property and equipment                                                             (87,862)             (1,276,316)
                                                                                   --------------------    --------------------
Net cash used in investing activities                                                         (337,862)             (1,571,682)
                                                                                   --------------------    --------------------

Cash flows from financing activities:
Proceeds from the exercise of stock options                                                     71,900                  84,299
Repayments of notes payable                                                                          -                 (18,069)
Purchase of treasury stock                                                                           -                 (70,508)
Dividends paid                                                                                (247,014)               (247,014)
                                                                                   --------------------    --------------------
Net cash used in financing activities                                                         (175,114)               (251,292)
                                                                                   --------------------    --------------------

Net increase (decrease) in cash and cash equivalents                                         1,472,254              (7,522,178)

Cash and cash equivalents at beginning of period                                             2,427,553               9,548,046
                                                                                   --------------------    --------------------
Cash and  cash equivalents at end of period                                        $         3,899,807     $         2,025,868
                                                                                   ====================    ====================

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest                                                                           $           113,210     $            82,944
                                                                                   ====================    ====================
Income taxes                                                                       $            23,762     $            43,173
                                                                                   ====================    ====================
Supplemental disclosures of Non-cash transactions:
Deemed dividend from beneficial conversion feature of Series B Preferred stock     $        (1,166,000)    $        (1,166,000)
                                                                                   ====================    ====================

See accompanying notes to condensed consolidated financial statements.

Note 1. Principles of Consolidation and Basis of Presentation

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; technical services through its contract research organization; and the biotechnology business which uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company's customers are located primarily throughout the United States.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis or Plan of Operation, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 ("10-KSB"), as filed with the SEC. The June 30, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results for the full fiscal year ending June 30, 2006 or for any other period.

Effective July 1, 2005, the Company no longer qualified as a small business issuer as the result of its revenues exceeding $25.0 million for the prior two fiscal years. Accordingly, effective July 1, 2005, the Company began to comply with the reporting requirements of Regulation S-K instead of Regulation S-B.

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified in the condensed consolidated financial statements to conform to the current year presentation.

On October 1, 2004, the Company acquired a 51% interest in Micro Nutrition, Inc. ("Micro") for a cash payment of $362,486. The accounts of Micro are consolidated with those of the Company since such date. Micro is a California corporation in the mail order business selling primarily nutritional specialty food items.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

o  sales returns and allowances;
o  allowance for doubtful accounts;
o  inventory valuation and obsolescence;
o valuation and recoverability of long-lived and intangible assets and goodwill, including the values assigned to acquired intangible assets;
o  income taxes and valuation allowance on deferred income taxes, and;
o  accruals for, and the probability of, the outcome of current litigation.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Nothing has come our attention, which would cause a change in these estimates.

Stock-Based Compensation. At December 31, 2005, the Company has two stock-based compensation plans. For the three and six months ended December 31, 2004, no stock-based employee compensation is reflected in net income, as all the options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of July 1, 2005 and accordingly, the Company adopted SFAS 123(R) in the quarter ended September 30, 2005. The compensation cost of the adoption of this agreement was an additional $221,614 of compensation for the six months ended December 31, 2005. Additionally, the Company has chosen to account for the adoption under the modified prospective method, which requires compensation expense to be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R). The Company will record $3,100 of compensation expense over the weighted average remaining vesting period of three months for the unvested portion of previously granted awards that remain outstanding as of December 31, 2005 in the quarter ending March 31, 2006. The Company previously had elected to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Prior to the adoption of SFAS 123(R) the Company had accounted for stock-based compensation in accordance with FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation is as follows (prior to the adoption of SFAS 123(R)):

                                                              Three months ended            Six months ended
                                                                December 31,                  December 31,
                                                                   2004                          2004
                                                              ----------------              ----------------
Net (loss) available to
common stockholders, as reported                              $    (3,257,758)              $    (5,715,877)
Add: Stock-based employee compensation
expense included in net income (loss),
net of related tax effects                                                  -                             -
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                           (803,335)                  (2,869,031)
                                                              ----------------              ----------------

Pro forma net (loss) available to
common stockholders                                           $    (4,061,093)              $    (8,584,908)
                                                              ================              ================

Earnings per share:
Basic - as reported                                           $         (0.26)              $         (0.46)
                                                              ================              ================
Basic - pro forma                                             $         (0.32)              $         (0.68)
                                                              ================              ================

Diluted - as reported                                         $         (0.26)              $         (0.46)
                                                              ================              ================
Diluted - pro forma                                           $         (0.32)              $         (0.68)
                                                              ================              ================


For the periods prior to and subsequent to the adoption of SFAS 123(R) the Company used the Black-Scholes option pricing model to determine stock options fair value. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions for December 31,

                                           2005         2004
                                        ---------    ---------

         Risk-free interest rate             4.0%        4.0%
         Expected volatility           78% to 93%        114%
         Dividend yield                        --          --
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

Earnings Per Share. In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per common share are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to antidilution limitations.

During the three and six months ended December 31, 2005, 4,361,595 stock options with exercise prices below average market price were included in the computation of diluted earnings per share. During the three and six months ended December 31, 2004, options and warrants to purchase 4,852,595 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the period. During the periods ended December 31, 2005 and 2004, Convertible Series B Preferred Stock in the amount of 7,000,000 shares were not included in the computation of diluted earnings per share as their conversion price was greater than the average market price of the common shares for the 2005 period and for the 2004 period, they were antidilutive as a result of net losses.

During the three and six months ended December 31, 2005 and 2004, options and warrants to purchase 2,564,333 shares and 1,388,666 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153. "Exchanges of Non monetary Assets, an Amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is effective for non monetary asset exchanges occurring in our fiscal year beginning July 1, 2005. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 does not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154")". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this statement will depend on accounting changes in future periods, if any, therefore we are not able to assess, at this time, the future impact of this statement on our consolidated financial position or results of operations.

Note 2.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the third quarter of fiscal 2005. The Company concluded that the goodwill recognized on the Paxis Pharmaceutical, Inc. acquisition was impaired and consequently wrote off $542,728 in the fiscal year ended June 30, 2005. As of December 31, 2005 and June 30, 2005, goodwill consisted of $145,410 from the Aloe Acquisition.

The carrying amount of acquired other intangible assets as of December 31, 2005 and June 30, 2005 is as follows:

                                         December 31, 2005                               June 30, 2005
                             ----------------------------------------      -----------------------------------------
                           Gross Carrying   Accumulated                   Gross Carrying   Accumulated
                               Amount      Amortization       Net             Amount       Amortization      Net
                             -----------     ---------    -----------      ------------     ---------    -----------

Intellectual property        $ 1,500,000     $ 191,667    $ 1,308,333      $  1,250,000     $ 125,002    $ 1,124,998
Trade names                    1,508,000       163,361      1,344,639         1,508,000       125,667      1,382,333
Unpatented technology            547,000       159,999        387,001           547,000       140,000        407,000
License agreement                611,730        76,446        535,284           611,730        52,695        559,035
                             -----------     ---------    -----------      ------------     ---------    -----------
Total                        $ 4,166,730     $ 591,473    $ 3,575,257      $  3,916,730     $ 443,364    $ 3,473,366
                             ===========     =========    ===========      ============     =========    ===========

During the three month period ended December 31, 2005, the Company made its semiannual payment of $250,000 towards its maximum purchase price of $2.5 million under its intellectual property acquisition agreement with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004. Amortization expense recorded on other intangible assets for the three and six months ended December 31, 2005 and 2004 was $76,136 and $73,709, and $148,109 and $143,253, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 10 years to 20 years.

The estimated annual amortization expense for other intangible assets for the five succeeding fiscal years is as follows:


                                Year ended                Amortization
                                 June 30,                    Expense
                             ----------------             -------------

                             2006, remainder              $     150,202
                             2007                               312,903
                             2008                               312,903
                             2009                               312,903
                             2010                               312,903
                             Thereafter                       2,173,443
                                                          -------------
                             Total                        $   3,575,257
                                                          =============

Note 3. Inventories

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends ARB No. 43, "Inventory Pricing," to clarify the accounting for certain costs as period expense. The SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 in the quarter ended September 30, 2005. There was no impact from the adoption of this statement.

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of December 31, 2005 and June 30, 2005:

                              December 31,          June 30,
                                 2005                 2005
                              ------------         -----------

Raw materials                 $  4,891,279         $ 5,577,034
Work-in-process                  3,063,682           1,330,855
Finished goods                   3,119,158           3,079,399
                              ------------         -----------
Total                         $ 11,074,119         $ 9,987,288
                              ============         ===========

Note 4.  Property and Equipment

Property and equipment consists of the following as of December 31, 2005 and June 30, 2005:

                              December 31,           June 30,
                                 2005                 2005
                              ------------         -----------

Land and building             $  1,250,000         $ 1,250,000
Leasehold improvements           2,157,321           2,157,321
Machinery and equipment          8,691,867           8,603,894
Machinery and equipment
under capital lease                193,086             193,086
Transportation equipment            37,714              37,714
                              ------------         -----------
                                12,329,988          12,242,015
Less: Accumulated depreciation
and amortization                 7,979,616           7,577,709
                              ------------         -----------
Total                         $  4,350,372         $ 4,664,306
                              ============         ===========

Note 5.  Note and Loan Payable

Note payable is a promissory note provided by Bank of America dated December 31, 2004 (the "Note") in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The Note has been renewed through January 4, 2007 under the existing terms and conditions of the Note. The Note is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. At December 31 and June 30, 2005 the interest rate was 5.64% and 4.58%, respectively.

Loan payable-Trade Investment Services is a demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis, dated July 1, 2002 with interest at 9.00%.

Note 6.  Line of Credit

On October 27, 2005, the Company closed on a $2,000,000 revolving line of credit agreement, which bears interest at 3% above the prime interest rate and expires on October 27, 2007. The line of credit includes specific loan covenants. The loan is collateralized by specific assets of the Company and is personally guaranteed by the Chairman of the Board of the Company. As of December 31, 2005, the Company has not made any draw downs on this line of credit. During the three months ended December 31, 2005, the Company expensed $24,000 in commitment and other fees associated with the line of credit.

Note 7.  Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005 and June 30, 2005, the Company's uninsured cash balances were approximately $3.4 million and $1.7 million, respectively.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances at December 31, 2005 and June 30, 2005 is $61,747 and $56,547, respectively.

(c) Major Customers. For the six months ended December 31, 2005, approximately 37% or $10.3 million, 27% or $7.5 million and 26% or $7.2 million of revenues were derived from three customers. For the six months ended December 31, 2004, approximately 39% or $4.8 million and 25% or $3.1 million of revenues were derived from two customers. For the three months ended December 31, 2005, approximately 43% or $5.6 million, 28% or $3.6 million and 17% or $2.2 million of revenues were derived from three customers. For the three months ended December 31, 2004, approximately 41% or $2.6 million and 20% or $1.3 million of revenues were derived from two customers. The loss of any of these customers would have an adverse affect on the Company's operations. Accounts receivable from these three customers comprised approximately 76% as compared to two customers representing 64% of total accounts receivable at December 31 and June 30, 2005, respectively.

Note 8. Commitments and Contingencies

(a) Leases

Related Party Leases- Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by a senior executive officer. The lease provides for minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three and six months ended December 31, 2005 and 2004 on this lease was $158,000 and $194,000 and $321,000 and $378,000, respectively, and is included in both manufacturing and selling and administrative expenses.

Other Lease Commitments- The Company leases manufacturing and office facilities through March 31, 2007. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five-year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the remainder of the lease. Rent expense for the three and six months ended December 31, 2005 and 2004 was $98,000 and $65,356 and $197,000 and $182,040, respectively and is included in manufacturing expenses.

The Company leases warehouse and office facilities through March 31, 2007. The lease was effective on March 6, 2004, and provides for a minimum monthly rental of $9,967. The Company leases office space through December 31, 2006. The lease was effective on October 1, 2005 and provides for a minimum monthly rental of $1,126. The Company leases office space through December 31, 2012, and provides for a minimum monthly rental of $16,092. The Company leases warehouse equipment for a five (5) year period with an annual rental of $15,801 and office equipment for a five (5) year period with an annual rental of $8,400.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2008.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                        Related
 Year Ending            Lease         Party Lease
   June 30,           Commitment       Commitment         Total
---------------      ------------     ------------     ------------

2006, remainder      $    329,189     $    161,780     $    490,969
2007                      530,341          323,559          853,900
2008                      215,480          323,559          539,039
2009                      207,085          323,559          530,644
2010                      199,842          323,559          523,401
Thereafter                485,366        1,590,832        2,076,198
---------------      ------------     ------------     ------------

Total                $  1,967,303     $  3,046,848     $  5,014,151
===============      ============     ============     ============

Total rent expense, including real estate taxes and maintenance charges, was approximately $873,000 and $759,000 for the six months ended December 31, 2005 and 2004, respectively. Rent expense, including real estate taxes and maintenance charges, for the three months ended December 31, 2005 and 2004, was approximately $448,000 and $377,000 respectively.

(b) Consulting Agreement - On October 20, 2003, the Company entered into a one year consultant agreement with an investor relations consultant. The Company paid $80,000 over the term of the agreement. In addition, the Company initially agreed to issue to the consultant 36,000 shares of its common stock. On July 13, 2004, the Company terminated the agreement. Under the terms of the termination agreement, the Company was not obligated to pay the $10,000 per month fee after July 15, 2004. Additionally, the Company issued to the consultant 27,000 shares of common stock valued at the fair market price on the date of issuance in lieu of the original 36,000 shares. The 27,000 shares of common stock were valued at $186,300 and are included in selling and administrative expenses for the three and six months ended December 31, 2004.

(c) Intellectual Property Agreement - In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $2,500,000 for additional intellectual property. As of December 31 and June 30, 2005, $1,500,000 and $1,250,000, respectively, have been paid for the intellectual property and is being amortized on a straight-line basis over a ten-year period.

(d) Legal Proceedings -NatEx Georgia LLC and Vasili Patarkalishvili versus Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc. is pending in the Supreme Court of the State of New York in New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to perform under the parties' agreements by which NatEx had agreed to supply Paxis with paclitaxel extract. The complaint sought damages of more than $5 million. The Company moved to dismiss all claims. On January 6, 2006, the state court granted the Company's motion to dismiss the fraud, breach of implied duty of good faith and fair dealing claims entirely and the breach of contract claim in part, and preserved for plaintiffs only a limited right to conduct discovery with respect to the delivery of goods. Counsel for the plaintiffs has indicated that it intends to withdraw or seek the substitution of new counsel. The Company intends to continue to defend vigorously the claims in this lawsuit. The outcome of the lawsuit is uncertain; however, the Company believes that it will not have a material financial impact.

Note 9.  Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company's Chairman of the Board. This agreement is on a month-to-month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three and six months ended December 31, 2005 and 2004 was $6,600 and $3,300, respectively. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals, Inc. in 2004. The total consulting expense under this agreement was $30,000 and $70,000 for the three and six months ended December 31, 2005, respectively, and $45,000 and $90,000 for the three and six months ended December 31, 2004.

Note 10.  Equity Transactions

(a) Stock Option Plan and Warrants - On July 19, 2005, the Company granted 25,000 incentive stock options for a period of ten years at an exercise price equal to the market price of $2.05. During the three month period ended December 31, 2005, the Company granted 148,000 incentive stock options for a period of ten years at a exercise price equal to the market price ranging from $3.13 to $4.10.

(b) Series B Redeemable Convertible Preferred Stock - In October 2005, the Additional Investment Rights ("AIR") granted to the holders of the Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Shares") expired unexercised. The AIR entitled the holders of the Series B Preferred Shares to purchase an additional 375,000 shares of Common Stock and had warrants to purchase an additional 187,500 shares of Common Stock.

(c) Treasury Stock Purchases - On June 25, 2004 Integrated BioPharma, Inc. adopted a stock repurchase plan giving management authority to purchase up to $3.0 million worth of the Company's stock in open market transactions or privately negotiated transactions at the Company's discretion. The Company purchased an aggregate of 9,100 shares of its common stock for a purchase price of $70,508 in July 2004.

Note 11.   Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments.

The Company has divided its operations into three reportable segments as follows: Sales of vitamins and nutritional supplements, sales of its active pharmaceutical ingredient paclitaxel and sales of technical services through its Hauser subsidiary. The international sales, concentrated primarily in Europe, for the three and six months ended December 31, 2005 and 2004 were $2,179,809 and $594,994 and $4,226,531 and $2,253,957, respectively.

Financial information relating to the three and six months ended December 31, 2005 and 2004 operations by business segment is as follows:

                                                              For the Three Months Ended
                                                                     December 31,
                     -------------------------------------------------------------------------------------------------------------
                                              2005                                                     2004
                     -----------------------------------------------------    ----------------------------------------------------
                       Nutra-         Pharma-      Technical                     Nutra-       Pharma-      Technical
                      ceutical       ceutical      Services       Total         ceutical     ceutical      Services      Total
                     -----------    -----------   ----------   -----------    -----------   -----------   ----------   -----------
Sales, net

U.S. customers       $10,154,517    $     8,175   $  625,793   $10,788,485    $ 5,069,116   $   393,345   $  253,453   $ 5,715,914

International
customers              2,179,809              -            -     2,179,809        594,994             -            -       594,994
                     -----------    -----------   ----------   -----------    -----------   -----------   ----------   -----------

Total Sales, net     $12,334,326    $     8,175   $  625,793   $12,968,294    $ 5,664,110   $   393,345   $  253,453   $ 6,310,908
                     ===========    ===========   ==========   ===========    ===========   ===========   ==========   ===========

Segment operating
profit (loss)        $ 2,332,815    $(  647,186)  $ (319,614)  $ 1,366,015    $  (873,634)  $(1,118,371)  $ (566,213)  $(2,558,218)
                     ===========    ===========   ==========   ===========    ===========   ===========   ==========   ===========

Depreciation         $    83,226    $    80,890   $   34,779   $   198,895    $   107,918   $   174,745   $   38,189   $   320,852
                     ===========    ===========   ==========   ===========    ===========   ===========   ==========   ===========
Captial
expenditures         $    14,474    $         -   $   24,845   $    39,319    $    (2,602)  $   168,021   $   15,595   $   181,014
                     ===========    ===========   ==========   ===========    ===========   ===========   ==========   ===========

                                                               For the Six Months Ended
                                                                     December 31,
                     -------------------------------------------------------------------------------------------------------------
                                              2005                                                     2004
                     -----------------------------------------------------    ----------------------------------------------------
                       Nutra-         Pharma-      Technical                     Nutra-       Pharma-      Technical
                      ceutical       ceutical      Services       Total         ceutical     ceutical      Services      Total
                     -----------    -----------   ----------   -----------    -----------   -----------   ----------   -----------
Sales, net

U.S. customers       $22,077,942    $    17,675   $1,433,253   $23,528,870    $ 9,180,603   $   605,005   $  310,494   $10,096,102

International
customers              4,226,531              -            -     4,226,531      2,253,957             -            -     2,253,957
                     -----------    -----------   ----------   -----------    -----------   -----------   ----------   -----------

Total Sales, net     $26,304,473    $    17,675   $1,433,253   $27,755,401    $11,434,560   $   605,005   $  310,494   $12,350,059
                     ===========    ===========   ==========   ===========    ===========   ===========   ==========   ===========
Segment operating
profit (loss)        $ 5,788,556    $(1,966,329)  $(472,512)   $ 3,349,715    $(1,318,689)  $(2,388,053)  $ (637,888)  $(4,344,630)
                     ===========    ===========   ==========   ===========    ===========   ===========   ==========   ===========

Depreciation         $   146,443    $   161,780   $   67,962   $   376,185    $   213,510   $   343,548   $   38,189   $   595,247
                     ===========    ===========   ==========   ===========    ===========   ===========   ==========   ===========
Captial
expenditures         $    55,498    $         -   $   32,364   $    87,862    $    29,913   $   314,256   $  932,147   $ 1,276,316
                     ===========    ===========   ==========   ===========    ===========   ===========   ==========   ===========

                                                                  As of December 31,
                     -------------------------------------------------------------------------------------------------------------
                                              2005                                                     2004
                     -----------------------------------------------------    ----------------------------------------------------
Total Assets         $22,821,472    $ 4,266,594   $2,438,545   $29,526,611    $18,138,345   $ 8,057,667   $2,037,943   $28,233,955
                     ===========    ===========   ==========   ===========    ===========   ===========   ==========   ===========

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

Effective July 1, 2005, the Company no longer qualified as a small business issuer as the result of its revenues exceeding $25.0 million for the prior two fiscal years. Accordingly, effective July 1, 2005, the Company began to comply with the reporting requirements of Regulation S-K instead of Regulation S-B.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; technical services through its contract research organization, and the biotechnology business, which uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company's customers are located primarily throughout the United States.

For the six months ended December 31, 2005, our Paxis subsidiary incurred a net loss of approximately $1,966,000, which includes a write down to its inventory in the amount of $500,000. On July 1, 2005, we announced a reduction in the rate of production of paclitaxel, an Approved Pharmaceutical Ingredient ("API") and a corresponding reduction in the Company's workforce. The net loss for the three month period ended December 31, 2005 was approximately $650,000, a decrease of approximately $175,000 from the previous quarter and resulted primarily from overall cost savings in manufacturing expenses. We continue to monitor the ongoing costs of operating the Paxis facility and are evaluating our strategic options. In the six month period ended December 31, 2005, we hired a director of marketing for our Hauser and Paxis subsidiaries whose main objective is to market our research and manufacturing capabilities and to work with our staff in implementing a strategic sales and marketing plan. We are beginning to see an increase in our proposal activity and an expansion in our potential customer base for both companies since implementing a strategic sales and marketing plan.

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

o        sales returns and allowances;
o        allowance for doubtful accounts;
o        inventory valuation and obsolescence;
o valuation and recoverability of long-lived and intangible assets and goodwill, including the values assigned to acquired intangible assets;
o        income taxes  and valuation allowance on deferred income taxes; and
o accruals for, and the probability of, the outcome of current litigation.

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

Allowances for Doubtful Accounts and Sales Returns

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses in the period they become known.

Our sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. Shipping terms vary depending upon the customer. Shipping terms are either F.O.B. shipping point with title and risk of loss passing to the customer at point of shipment or F.O.B. destination where title and risk passes to the customer when the goods are received.

The Company's return policy is to only accept returns for defective products. If defective products are returned, it is the Company's agreement with its customers that the Company cure the defect and reship the product. The policy is that when the product is shipped the Company makes an estimate of any potential returns or allowances.

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded.

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of December 31, 2005, the allowance for doubtful accounts was $61,747. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $56,000 of income or expense.

Inventory Valuation

Inventories are stated at the lower of cost or market ("LCM"), which reflects management's estimates of net realizable value. The inventory amounts are composed primarily of inventory items in both the nutraceutical and pharmaceutical segments of business. As a result of our nutraceutical inventory being manufactured primarily on a purchase order basis, the quantity of both raw materials and finished goods inventory provides for minimal risk for potential overstock or obsolescence. Our pharmaceutical inventory is valued at market values, which is lower of than our cost basis.

Mail order inventory is expiration date sensitive. The Company reviews this inventory and considers sales levels (by SKU), term to expiration date, potential for retesting to extend expiration date and evaluates potential for obsolescence or overstock.

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. As of December 31, 2005 the allowance was $35,000. If this number were in error by one percent of the total inventory balance, the impact would be an additional $110,000 of expense.

Long Lived Assets

Purchased intangibles consisting of patents and unpatented technological expertise, intellectual property, license fees and trade names purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives.

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Goodwill and Other Intangible Assets

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized against earnings, but instead tested for impairment at least annually based on a fair-value approach as described in SFAS No. 142.

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

General

The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 101. The Company recognizes product sales revenue, the prices of which are fixed and determinable, when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, charge-backs and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these items are presented in the condensed consolidated financial statements as reductions to sales. The Company's net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, charge-backs and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's products, as well as gross margins of acquired entities.

Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

                                                       For the three months                 For the six months
                                                        ended December 31,                  ended December 31,
                                                  --------------------------------     -----------------------------
                                                       2005              2004             2005            2004
                                                  ----------------    ------------     ------------   --------------
Sales, net                                                 100.0%          100.0%           100.0%           100.0%

Costs and expenses:
Cost of sales                                               61.6%           95.1%            62.6%            94.9%
Selling and administrative                                  27.9%           45.4%            25.3%            40.3%
                                                  ----------------    ------------     ------------   --------------
                                                            89.5%          140.5%            87.9%           135.2%
                                                  ----------------    ------------     ------------   --------------
                                                  ----------------    ------------     ------------   --------------
Income (loss) from operations                               10.5%          (40.5%)           12.1%           (35.2%)
                                                  ----------------    ------------     ------------   --------------

Other income (expense):
Interest expense                                            (0.5%)          (0.6%)           (0.4%)           (0.6%)
Other income                                                 0.2%            0.4%             0.1%             0.6%
Interest and investment income                               0.0%            0.2%             0.0%             0.3%
                                                  ----------------    ------------     ------------   --------------
                                                            (0.3%)          (0.0%)           (0.3%)            0.3%
                                                  ----------------    ------------     ------------   --------------
Income (loss) before income taxes (benefit)                 10.2%          (40.5%)           11.8%           (34.9%)

Federal and state income taxes (benefit)                     0.2%           (0.4%)            0.2%            (0.2%)
                                                  ----------------    ------------     ------------   --------------

Income (loss) before minority interest                      10.0%          (40.2%)           11.6%           (34.7%)

Minority interest                                            0.7%           (0.2%)            0.4%            (0.2%)
                                                  ----------------    ------------     ------------   --------------

Net income (loss)                                           10.7%          (40.4%)           12.0%           (34.9%)

Deemed dividend from beneficial conversion
feature of Series B Preferred Stock                         (4.4%)          (9.2%)           (4.2%)           (9.4%)
Series B Preferred Stock dividend                           (1.0%)          (2.0%)           (1.0%)           (2.0%)
                                                  ----------------    ------------     ------------   --------------
Net income (loss) allocable to common
shareholders                                                 5.3%          (51.6%)            6.8%           (46.3%)
                                                  ================    ============     ============   ==============

For the six month period ended December 31, 2005 compared to the six month period ended December 31, 2004

Sales, net. Sales, net, for the six months ended December 31, 2005 and 2004 were $27,755,401 and $12,350,059, respectively, an increase of $15,405,342 or 124.7%.
The increase is comprised of the following:

                                                       Six months ended              Dollar Increase      Percentage
                                                         December 31,                   (Decrease)          Change
                                             -------------------------------------   -----------------   --------------
                                                   2005                2004            2005 vs 2004      2005 vs 2004
                                             -----------------    ----------------   -----------------   --------------
Nutraceutical - US Customers                 $     22,077,942     $     9,180,603    $     12,897,339           140.5%
Nutraceutical - International Customers             4,226,531           2,253,957           1,972,574            87.5%
                                             -----------------    ----------------   -----------------   --------------
Total Nutraceutical                                26,304,473          11,434,560          14,869,913           130.0%
Pharmaceutical                                         17,675             605,005            (587,330)          (97.1%)
Technical Services                                  1,433,253             310,494           1,122,759           361.6%
                                             -----------------    ----------------   -----------------   --------------

Total                                        $     27,755,401     $    12,350,059    $     15,405,342           124.7%
                                             =================    ================   =================   ==============

Our increase in sales, net is primarily attributable to the increase in sales in our branded proprietary nutraceutical products. Net Sales of such products increased from $3.5 million in the six months ended December 31, 2004 to $17.6 million in the six months ended December 31, 2005, an increase of 403%. We were able to achieve this increase in sales by increasing our advertising through participation in strategic product placement programs coupled with three additional products sold under our branded nutraceutical product line. We spent $1.6 million on this type of advertising in the six month period ended December 31, 2005 as compared to approximately $186,000 for the comparable 2004 period.

The increase in sales, net in our Technical Services business segment is a direct result of us owning Hauser for the full six month period ended December 31, 2005 versus three and a half months for the comparable 2004 period. Prior to acquiring substantially all the assets of Hauser, Hauser was operating while in bankruptcy and had experienced a substantial loss in its customer base. Since our acquisition we have experienced an increase in sales and are beginning to see results from the hiring of a director of sales and marketing and from Hauser having the financial backing required to maintain its existing customer base and to attract new business.

Gross profit for the six months ended December 31, 2005 was $9.7 million higher than gross profit for the six months ended December 31, 2004. Exclusive of the Paxis subsidiary, the gross profit percentage for the six months ended December 31, 2005 was 43% and 20% for the six months ended December 31, 2004. The increase in the gross profit percentage of 23% is primarily the result of increased sales in our branded proprietary nutracuetical product to approximately 64% of total consolidated sales in the six month period ended December 31, 2005 from 30% in the comparable 2004 period, increasing its contribution of gross profit from 58% in the six month period ended December 31, 2004 to approximately 79% in the six month period ended December 31, 2005. For the six months ended December 31, 2005, approximately 90% of revenues were derived from three customers as compared to two customers representing 64% of revenues for the six months ended December 31, 2004. The loss of any of these customers would have an adverse affect on the Company's operations.

Cost of sales. Cost of sales increased to $17.4 million for the six months ended December 31, 2005 as compared to $11.7 million for the six months ended December 31, 2004. Cost of sales decreased as a percentage of sales to 63% for the six months ended December 31, 2005 as compared to 95% for the six months ended December 31, 2004. The decrease of 46% in cost of sales was due to the increase in sales of the Company's branded proprietary nutraceutical products, which yield higher profit margins compared to our other product lines in our nutraceutical business segment. 10% of the cost of sales or $1.6 million was attributable to sales of less than $20,000 in the Pharmaceutical business segment, excluding this segment our cost of sales would have been 57% for the six months ended December 31, 2005 and 80% for the six month period ended December 31, 2004.

Selling and Administrative Expenses. Selling and administrative expenses were $7,023,754 for the six months ended December 31, 2005, an increase of $2,049,389 or 41.2% as compared with $4,974,365 for the six months ended December 31, 2004. As a percentage of sales, net, selling and administrative expenses were 25.3% for the six months ended December 31, 2005 and 40.3% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                   Six months ended               Dollar Increase        Percentage
                                                     December 31,                    (Decrease)            Change
                                         -------------------------------------   -------------------   ----------------
                                               2005                2004             2005 vs 2004        2005 vs 2004
                                         -----------------   -----------------   -------------------   ----------------
Advertising                              $      1,042,553    $        269,104    $          773,449             287.4%
Bad debt (recoveries)                               8,075              (6,047)               14,122            (233.5%)
Commission                                        514,980             110,840               404,140             364.6%
Officers Salaries                                 339,817             196,797               143,020              72.7%
Auto, Travel & Entertainment                      342,520             472,507              (129,987)            (27.5%)
Office Salaries                                 1,041,989           1,016,899                25,090               2.5%
Depreciation & Amortization                       296,383             270,297                26,086               9.7%
Consulting                                        286,234             634,543              (348,309)            (54.9%)
Professional                                      393,599             473,333               (79,734)            (16.8%)
Insurance                                         324,777             154,465               170,312             110.3%
Research & Development                             14,508             127,974              (113,466)            (88.7%)
Indirect labor                                    516,616             325,447               191,169              58.7%
Office Rent                                       332,131             202,669               129,462              63.9%
Employee Benefits                                 282,714             183,660                99,054              53.9%
Office                                            192,894             125,506                67,388              53.7%
Compensation expense for employee
stock options                                     221,614                   -               221,614             100.0%
Public Relations                                  131,403              90,464                40,939              45.3%
Other                                             740,947             325,907               415,040             127.3%
                                         -----------------   -----------------   -------------------   ----------------
Total                                    $      7,023,754    $      4,974,365    $        2,049,389              41.2%
                                         =================   =================   ===================   ================

Advertising expense represented approximately 3.8% of net sales in the six months ended December 31, 2005 compared to 2.2% of net sales for the six months ended December 31, 2004. Advertising expense increased as a result of the additional products in our branded proprietary nutraceutical products and the expansion of our customer base for such products in the 2005 period. Commission expense increased in both absolute dollars and as a percentage of sales, net. For the six months ended December 31, 2005, commissions represented 1.9% of sales, net compared to 0.9% for the six months ended December 31, 2004, the increase as a percentage of sales of 1.0% is primarily due to the increased sales in our branded proprietary nutraceutical business whereby we pay a broker commission on sales to two of our major customers.

Officers' salaries, indirect labor and office salaries increased by an aggregate amount of approximately $360,000 primarily as the result of office salaries and indirect labor increasing approximately $216,000 mostly as the result of our Hauser subsidiary having six months of results in the 2005 period and three and a half months in the comparable 2004 period. Secondarily, officers' salaries increased with increased salaries aggregating approximately $110,000 with the addition of two corporate officers added to the payroll with no comparable expenses in the six month period ended December 31, 2004 and increases of approximately $35,000 to other officers' base salaries for the six month period ended December 31, 2005. Employee benefits as a percentage of total compensation increased by approximately 3% as a result of the Paxis employees qualifying for the Company's 401(k) matching contribution for the six month period ended December 31, 2005 with no such matching contribution occurring in the six months ended December 31, 2004.

Auto, travel and entertainment expenses decreased by approximately $130,000 in the six month period ended December 31, 2005 compared to the six month period ended December 31, 2004 primarily as a result of the decreased travel from our corporate headquarters in New Jersey to our Paxis and Hauser facilities in Colorado.

Consulting fees and professional fees decreased by an aggregate amount of approximately $428,000. The decrease is primarily attributable to a write-off of approximately $276,000 relating to consulting and professional fees incurred in connection with sales promotion costs which were previously capitalized pending the commencement of a promotional campaign, which was ultimately abandoned; and secondarily, as a result of the termination of an agreement made on July 8, 2004 in the six months ended December 31, 2004 with a consultant, whose services were not replaced in the comparable 2005 period, which resulted with the issuance of 27,000 shares of common stock with a corresponding consulting fee expense of $186,300.

Insurance costs for the six month period ended December 31, 2005 increased by approximately $170,000 compared to the six month period ended December 31, 2004. The greatest portion of our insurance costs is product liability insurance and as such insurance costs represented 1.2% of sales, net for the six months ended December 31, 2005 compared to 1.3% of the comparable 2004 period. The decrease of approximately 0.1% is a result in the decrease of pharmaceutical sales in our Paxis subsidiary of approximately $587,000 from the six month period ended December 31, 2004 to the six month period ended December 31, 2005. The insurance rate of pharmaceutical products sold is higher than on sales of our nutraceutical products.

Our research and development costs decreased by approximately $113,000 from the six month period ended December 31, 2004 compared to the six month period ended December 31, 2005 primarily as a result of the downsizing of our Paxis subsidiary.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, the Company recognized $221,614 in compensation expenses for employee stock options in the six month period ended December 31, 2005 with no comparable cost for the six month period ended December 31, 2004.

Other expenses increased by approximately $415,000 for the six month period ended December 31, 2005 compared to the six month period ended December 31, 2004 primarily as a result of the continued growth in the Company's nutraceutical business segment.

Other income (expense). Other income (expense) was a net expense of $96,626 for the six months ended December 31, 2005 as compared to net income of $39,880 for the comparable period a year ago. The decrease of approximately $136,500 was attributable to an increase in interest expense of $67,000 due to the ongoing increase in the LIBOR rate, a decrease in consulting fee income of $39,000 resulting from a decrease in the time spent on consulting for an unrelated third party and a decrease in investment income of $30,000. Investment income decreased as our cash available to invest was utilized in operations.

For the three month period ended December 31, 2005
compared to the three month period ended December 31, 2004

Sales, net. Sales, net, for the quarter ended December 31, 2005 and 2004 were $12,968,294 and $6,310,908, respectively, an increase of $6,657,386 or 105.5%.
The increase is comprised of the following:

                                                      Three months ended             Dollar Increase      Percentage
                                                         December 31,                   (Decrease)          Change
                                             -----------------    ----------------   -----------------   --------------
                                                   2005                2004            2005 vs 2004      2005 vs 2004
                                             -----------------    ----------------   -----------------   --------------
Nutraceutical - US Customers                 $     10,154,517     $     5,069,116    $      5,085,401           100.3%
Nutraceutical - International Customers             2,179,809             594,994           1,584,815           266.4%
                                             -----------------    ----------------   -----------------   --------------
Total Nutraceutical                                12,334,326           5,664,110           6,670,216           117.8%
Pharmaceutical                                          8,175             393,345            (385,170)          (97.9%)
Technical Services                                    625,793             253,453             372,340           146.9%
                                             -----------------    ----------------   -----------------   --------------

Total                                        $     12,968,294     $     6,310,908    $      6,657,386           105.5%
                                             =================    ================   =================   ==============

Our increase in sales, net is primarily attributable to the increase in sales in our branded proprietary nutraceutical products. Net Sales of such product increased from $2.0 million in the three months ended December 31, 2004 to $7.8 million in the three months ended December 31, 2005, an increase of 290%. We were able to achieve this increase in sales by increasing our advertising through participation in strategic product placement programs coupled with three additional products sold under our branded nutraceutical product line. We spent $1.1 million on this type of advertising in the three month period ended December 31, 2005 as compared to approximately $109,000 for the comparable 2004 period.

Since our acquisition of Hauser in September 2004 we have experienced an increase in sales from Hauser having the financial backing required to maintain its existing customer base and to attract new business and are beginning to see results from the hiring of a director of sales and marketing.

Gross profit for the three months ended December 31, 2005 was $4.7 million higher than gross profit for the three months ended December 31, 2004. Exclusive of the Paxis subsidiary, the gross profit percentage for the three months ended December 31, 2005 was 42% and 18% for the three months ended December 31, 2004. The increase in the gross profit percentage of 24% is primarily the result of increased sales in the branded proprietary nutraceutical products of approximately 60% in the three month period ended December 31, 2005 from 34% in the comparable 2004 period, increasing its contribution of gross profit from 68% in the three month period ended December 31, 2004 to approximately 77% in the three month period ended December 31, 2005. For the three months ended December 31, 2005, approximately 88% of revenues were derived from three customers as compared to two customers representing 61% of revenues for the three months ended December 31, 2004. The loss of any of these customers would have an adverse affect on the Company's operations.

Selling and Administrative Expenses. Selling and administrative expenses were $3,613,109 for the three months ended December 31, 2005, an increase of $744,916 or 26% as compared with $2,868,193 for the three months ended December 31, 2004. As a percentage of sales, net, selling and administrative expenses were 27.9% for the three months ended December 31, 2005 and 45.4% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                Three months ended               Dollar Increase        Percentage
                                                   December 31,                     (Decrease)            Change
                                       --------------------------------------   -------------------   ----------------
                                             2005                 2004             2005 vs 2004        2005 vs 2004
                                       ------------------   -----------------   -------------------   ----------------
Advertising                            $         546,306    $        145,157    $          401,149             276.4%
Bad debt (recoveries)                              5,262              (3,393)                8,655            (255.1%)
Commission                                       229,440              61,003               168,437             276.1%
Officers Salaries                                175,586              98,399                77,187              78.4%
Auto, Travel & Entertainment                     192,339             245,407               (53,068)            (21.6%)
Office Salaries                                  556,016             461,724                94,292              20.4%
Depreciation & Amortization                      148,101             169,434               (21,333)            (12.6%)
Consulting                                       151,273             398,826              (247,553)            (62.1%)
Professional                                     160,369             230,353               (69,984)            (30.4%)
Research & Development                               574              82,906               (82,332)            (99.3%)
Insurance                                        291,742             110,043               181,699             165.1%
Indirect labor                                   253,953             325,447               (71,494)            (22.0%)
Office Rent                                      166,894             138,838                28,056              20.2%
Employee Benefits                                 75,942             145,557               (69,615)            (47.8%)
Office                                            46,871              81,084               (34,213)            (42.2%)
Compensation expense for employee
stock options                                     70,097                   -                70,097             100.0%
Public Relations                                  58,093              60,654                (2,561)             (4.2%)
Other                                            484,251             116,754               367,497             314.8%
                                       ------------------   -----------------   -------------------   ----------------
Total                                  $       3,613,109    $      2,868,193    $          744,916              26.0%
                                       ==================   =================   ===================   ================

Advertising expense represented approximately 4.2% of net sales in the three months ended December 31, 2005 compared to 2.3% of net sales for the three months ended December 31, 2004. Advertising expense increased as a result of the additional products in our branded proprietary nutraceutical products and the expansion of our customer base for such products in the 2005 period. Commission expense increased in both absolute dollars and as a percentage of sales, net. For the three months ended December 31, 2005, commissions represented 1.8% of sales, net compared to 1.0% for the three months ended December 31, 2004, the increase as a percentage of sales of nearly 1.0% is primarily due to the increased sales in our branded proprietary nutraceutical business whereby we pay a broker commission on sales to two of our major customers.

Officers' salaries, indirect labor and office salaries increased by an aggregate amount of approximately $100,000 primarily as the result officers' salaries increasing approximately $77,000 with the addition of a Vice President of sales and marketing in our MDC subsidiary and the addition of a Chief Financial Officer for our Parent Company for one and a half months aggregating approximately $60,000 with no comparable expenses in the three month period ended December 31, 2004 and increases of approximately $17,000 to other officers' base salaries for the three month period ended December 31, 2005.

Consulting fees and professional fees decreased by an aggregate amount of approximately $318,000. The decrease is primarily attributable to a decrease of approximately $276,000 relating to consulting and professional fees incurred in connection with sales promotion costs.

Insurance costs for the three month period ended December 31, 2005 increased by approximately $182,000 as a result of an insurance audit compared to the three month period ended December 31, 2004. The greatest portion of our insurance costs is product liability insurance and as such insurance costs represented 2.2% of sales, net for the three months ended December 31, 2005 compared to 1.7% of the comparable 2004 period. The increase of approximately 0.5% of sales, net or approximately $182,000 is a result of an insurance audit adjustment of approximately $200,000 on our policy period which ended in November, 2005 offset, in part, by the decrease of pharmaceutical sales in our Paxis subsidiary of approximately $385,000 from the three month period ended December 31, 2004 to the three month period ended December 31, 2005. The insurance rate of pharmaceutical products sold is higher than on sales of our nutraceutical products.

Our research and development costs decreased by approximately $82,000 from the three month period ended December 31, 2004 compared to the three month period ended December 31, 2005 primarily as a result of the downsizing of our Paxis subsidiary.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, the Company recognized $70,097 in compensation expenses for employee stock options in the three month period ended December 31, 2005 with no comparable cost for the three month period ended December 31, 2004.

Other expenses increased by approximately $370,000 for the three month period ended December 31, 2005 compared to the three month period ended December 31, 2004 primarily as a result of the continued growth in the Company's nutraceutical business segment.

Other income (expense). Other income (expense) was a net expense of $37,030 for the three months ended December 31, 2005 as compared to net income of $5,333 for the comparable period a year ago. The decrease of approximately $42,400 was attributable to an increase in interest expense of $26,500 due to the ongoing increase in the LIBOR rate, a decrease in consulting fee income of $5,000 resulting from a decrease in the time spent on consulting for an unrelated third party and a decrease in investment income of $10,900.

Seasonality. Although the Company believes that its business is not seasonal in nature, the Company has experienced, and expects to continue to experience, a substantial variation in its net sales and operating results from quarter to quarter. The Company believes that the factors, which influence this variability of quarterly results, include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of the Company's results of operations from consecutive periods is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future performance.

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

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

                                               For the six months ended
                                                      December 31,
                                         ---------------------------------------
                                                2005                   2004
                                         ----------------      -----------------

Net cash provided by (used)
in operating acitivites                  $     1,985,230       $     (5,699,204)
                                         ================      =================

Net cash used in investing acitivites    $      (337,862)      $     (1,571,682)
                                         ================      =================

Net cash used in financing acitivites    $      (175,114)      $       (251,292)
                                         ================      =================

Cash and cash equivalents
at end of period                         $     3,899,807       $      2,025,868
                                         ================      =================

Days sales in inventory                              111                    120
                                         ================      =================
Inventory turnover                                   3.3                    3.0
                                         ================      =================

At December 31, 2005, the Company's working capital was approximately $10.9 million, an increase of $3.4 million over working capital at June 30, 2005. Cash and cash equivalents were $3.9 million at December 31, 2005, an increase of $1.5 million from June 30, 2005. The Company provided $1,985,230 and utilized $5,699,204 of cash for operations for the six months ended December 31, 2005 and 2004, respectively. The primary reason for the increase in cash generated from operations is net income of approximately $3,304,591. We believe that anticipated sales for this year, current cash balances and our existing line of credit should meet cash needs for operations for the remainder of fiscal 2006.

On October 27, 2005, the Company closed on a $2,000,000 revolving line of credit agreement, which bears interest at 3% above the prime interest rate and expires on October 27, 2007. The line of credit includes specific loan covenants. The loan is collateralized by specific assets of the Company and is personally guaranteed by the Chairman of the Board of the Company. As of December 31, 2005, the Company has not made any draw downs on this line of credit.

The Company has a promissory note provided by Bank of America dated December 31, 2004, (the "Note") in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The Note was due on September 4, 2005 and has been renewed through January 4, 2007, under the existing terms and conditions of the Note. The Note is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company.

The Company has approximately $850,000 of total annual commitments at December 31, 2005 for long term non-cancelable leases consisting of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The Company believes its sources of cash will be sufficient to fund its operations and meet its cash requirements to satisfy its working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with its existing operations over the next twelve months. The Company's ability to fund these requirements will depend on its future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control. In addition, as part of the Company's strategy, it may pursue acquisitions and investments that are complementary to its business. Any material future acquisitions or investments will likely require additional capital and therefore, the Company cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2005 and 2004 were $87,862 and $1,276,316, respectively. The capital expenditures in the six months ended December 31, 2004 were primarily attributable to the purchase of machinery and equipment in our Paxis and Hauser subsidiaries.

The Company has budgeted approximately $200,000 for capital expenditures for fiscal 2006. The total amount will continue to be funded from current cash balances.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement - refer to footnote 1 of the condensed consolidated financial statements for the three months ended December 31, 2005 included in Part I - Item 1.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates and foreign currency exchange rates, primarily with respect to the Canadian Dollar in its customer receivables. The Company's use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. We performed a sensitivity analysis to determine the impact of fluctuations in interest rates relating to our outstanding variable debt. If interest rates varied by plus or minus one percent our income would be higher or lower in the amount of $45,000 per annum.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has not completed its Sarbanes Oxley section 404 evaluation and documentation process, or related assessment. The Company may identify deficiencies that may require remediation in the process of its evaluation and testing.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NatEx Georgia LLC and Vasili Patarkalishvili versus Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc. is pending in the Supreme Court of the State of New York in New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to perform under the parties' agreements by which NatEx had agreed to supply Paxis with paclitaxel extract. The complaint sought damages of more than $5 million. The Company moved to dismiss all claims. On January 6, 2006, the state court granted the Company's motion to dismiss the fraud, breach of implied duty of good faith and fair dealing claims entirely and the breach of contract claim in part, and preserved for plaintiffs only a limited right to conduct discovery with respect to the delivery of goods. Counsel for the plaintiffs has indicated that it intends to withdraw or seek the substitution of new counsel. The Company intends to continue to defend vigorously the claims in this lawsuit. The outcome of the lawsuit is uncertain; however, the Company believes that it will not have a material financial impact.

Item 1A. RISK FACTORS

Not Applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company agreed in principle with Grand View Consultants ("Grand View"), that Grand View would provide investor and public relations services on behalf of the Company for a two-year period. The parties are currently preparing a written agreement to govern the relationship. The Company has agreed to issue to Grand View as compensation for its services 100,000 restricted shares (the "Restricted Shares") of the Company's common stock. The Restricted Shares will be issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933. The agreement will be terminable by the Company after the first year of the term in the event that Grand View does not meet certain performance milestones to be determined by the parties. In the event of such termination, Grand View would be required to surrender half of its compensation, in the form of either shares of common stock or cash. In accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the measurement date for determining fair value of the Restricted Stock would be determined based on the market value of the Company's common stock as of the effective date of the agreement. On the effective date, the Company will recognize a prepaid consulting expense with a corresponding increase in equity. The Company will then recognize consulting fee expenses as services are rendered under the terms of the agreement.

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


(b)               Reports on Form 8-K:

(1) Current Report on Form 8-K filed October 31, 2005 pursuant to Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits).

(2) Current Report on Form 8-K filed November 28, 2005 pursuant to Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and Item 9.01 (Financial Statements and Exhibits).

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date:   February 14, 2006        By: /s/ E. Gerald Kay
                                 ---------------------
                                 E. Gerald Kay,
                                 Chief Executive Officer



Date:   February 14, 2006        By: /s/ Dina L. Masi
                                 --------------------
                                 Dina L. Masi,
                                 Senior Vice President & Chief Financial Officer