Form 10-Q
period 2006-03-31
INTEGRATED BIOPHARMA INC
filed 2006-05-12
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                  ------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

                           Yes | |        No |X|

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

           Class                               Outstanding at May 10, 2006
Common Stock, $0.002 par value                     12,870,940 Shares
------------------------------                     -----------------

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

                           FORM 10-Q QUARTERLY REPORT
                  For the Quarterly Period Ended March 31, 2006
                                      INDEX


                                                                            Page
                          Part I. Financial Information

Item 1.     Financial Statements:                                              2

            Condensed Consolidated Statements of Operations for the
            Nine and Three Months Ended  March 31, 2006 and 2005 (unaudited)   2

            Condensed Consolidated Balance Sheets as of March 31, 2006
            (unaudited) and June 30, 2005                                      3

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity for the Year Ended June 30, 2005
            and the Nine Months Ended March 31, 2006 (unaudited)               4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 2006 and 2005 (unaudited)              5

            Notes to Condensed Consolidated Statements (unaudited)             6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        26

Item 4.     Controls and Procedures                                           26

                           Part II. Other Information

Item 1.     Legal Proceedings                                                 26

Item 1A.    Risk Factors                                                      26

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       27

Item 3.     Defaults Upon Senior Securities                                   27

Item 4.     Submission of Matters to a Vote of Security Holders               27

Item 5.     Other Information                                                 27

Item 6.     Exhibits                                                          27

                                      Other
Signatures                                                                    28

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

ITEM 1.  FINANCIAL STATEMENTS

                                             INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                       Three months ended                  Nine months ended
                                                                            March 31,                            March 31,
                                                                 ------------------------------       ------------------------------
                                                                    2006               2005              2006               2005
                                                                 ------------       -----------       -----------       ------------

Sales, net                                                       $ 12,936,092       $ 8,868,295       $40,691,493       $ 21,286,889

Cost of sales                                                       8,642,898         6,749,833        26,087,232         18,508,770
                                                                 ------------       -----------       -----------       ------------

Gross profit                                                        4,293,194         2,118,462        14,604,261          2,778,119

Selling and administrative expenses                                 4,225,559         3,039,363        11,186,911          8,043,650
                                                                 ------------       -----------       -----------       ------------

Operating income (loss)                                                67,635         (920,901)         3,417,350        (5,265,531)

Gain on settlement of lawsuit                                               -         2,475,322                 -          2,475,322
Other                                                                (50,118)             7,484         (146,744)             47,364
                                                                 ------------       -----------       -----------       ------------
Other income (expense)                                               (50,118)         2,482,806         (146,744)          2,522,686
                                                                 ------------       -----------       -----------       ------------

Income (loss) before income taxes                                      17,517         1,561,905         3,270,606        (2,742,845)

Federal and state income taxes                                         30,155            65,230            95,769             42,357
                                                                 ------------       -----------       -----------       ------------

Income (loss) before minority interest                               (12,638)         1,496,675         3,174,837        (2,785,202)

Minority interest                                                      22,149                 8           139,265           (20,978)
                                                                 ------------       -----------       -----------       ------------
Net income (loss)                                                       9,511         1,496,683         3,314,102        (2,806,180)
Deemed dividend from beneficial conversion feature
of Series B Preferred stock dividend                                (671,143)         (583,000)       (1,837,143)        (1,749,000)
Series B Preferred stock dividend                                   (117,648)         (120,822)         (364,662)          (367,836)
                                                                 ------------       -----------       -----------       ------------

Net income (loss) applicable to common shareholders              $  (779,280)       $   792,861       $ 1,112,297       $(4,923,016)
                                                                 ============       ===========       ===========       ============

Net income (loss) per common share:
Basic                                                            $     (0.06)       $      0.06       $      0.09       $     (0.39)
                                                                 ============       ===========       ===========       ============
Diluted                                                          $     (0.06)       $      0.05       $      0.07       $     (0.39)
                                                                 ============       ===========       ===========       ============

Weighted average common shares outstanding                         12,798,048        12,621,468        12,745,815         12,589,920
Dilutive potential shares:
Warrants and options                                                        -         3,998,978         2,635,497                  -
Convertible preferred stock                                                 -                 -                 -                  -
Weighted average common share outstanding
- assuming dilution                                                12,798,048        16,620,446        15,381,312         12,589,920
                                                                 ============       ===========       ===========       ============

See accompanying notes to condensed consolidated financial statements.

                                          INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             (Unaudited)
                                                                                               March 31,             June 30,
                                                                                                2006                  2005
                                                                                             ------------          ------------
Assets
Current Assets:
Cash and cash equivalents                                                                    $  3,737,781          $  2,427,553
Accounts receivable, net                                                                        6,194,514             4,470,927
Inventories, net                                                                               11,156,411             9,987,288
Deferred income taxes                                                                             114,000               107,000
Other current assets                                                                            1,232,153               715,074
                                                                                             ------------          ------------
Total current assets                                                                           22,434,859            17,707,842

Property and equipment, net                                                                     4,222,085             4,664,306
Goodwill                                                                                          145,410               145,410
Intangible assets, net                                                                          3,674,642             3,473,366
Deferred income taxes                                                                             102,000                70,000
Security deposits and other assets                                                                231,374               181,547
                                                                                             ------------          ------------
Total Assets                                                                                 $ 30,810,370          $ 26,242,471
                                                                                             ============          ============

Liabilities and Stockholders' Equity:
Current Liabilities:
Note payable - bank                                                                          $  4,500,000          $  4,500,000
Accounts payable                                                                                5,204,312             3,986,607
Accrued expenses and other current liabilities                                                  1,357,196             1,612,904
Loan payable - Trade Investment Services, LLC, related party                                      172,260               172,260
                                                                                             ------------          ------------
Total Current Liabilities                                                                      11,233,768            10,271,771

Commitments and Contingencies

Series B 7% Redeemable Convertible Preferred Stock, net of beneficial conversion feature, warrants issued and issuance costs, $0.002 par value;
1,250 shares authorized; 700 shares issued, 675 and 700 outstanding at
March 31, 2006 and June 30, 2005, liquidation preference of $6,750,000
at March 31, 2006 and $7,000,000 at June 30, 2005                                               4,379,143             2,792,000

Minority Interest                                                                                 210,513               349,804

Stockholders' Equity:
Preferred Stock, $0.002 par value;1,000,000 shares authorized; no shares issued                         -                     -
Common Stock, $0.002 par value; 25,000,000 shares authorized; 12,840,340 shares issued at March 31, 2006 and 12,685,690 at June 30, 2005;
12,805,440 shares outstanding at March 31, 2006 and
12,650,790 at June 30, 2005                                                                        25,681                25,371
Restricted stock                                                                                  307,125                     -
Additional paid-in-capital                                                                     29,063,570            28,325,252
Accumulated deficit                                                                           (14,310,091)          (15,422,388)
Less:  Treasury stock, at cost, 34,900 shares                                                     (99,339)              (99,339)
                                                                                             ------------          ------------
Total Stockholders' Equity                                                                     14,986,946            12,828,896
                                                                                             ------------          ------------
Total Liabilities and Stockholders' Equity                                                   $ 30,810,370          $ 26,242,471
                                                                                             ============          ============

See accompanying notes to condensed consolidated financial statements.

                                                    INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE YEAR ENDED JUNE 30, 2005 AND THE NINE MONTHS ENDED MARCH 31, 2006

                          Series A
                         Convertible    Common Stock                  Additional                                           Total
                          Preferred                Par    Restricted   Paid-in-      Accumulated      Treasury Stock   Stockholders'
                            Stock     Shares      Value     Stock       Capital        Deficit      Shares     Cost         Equity
                            -----   ----------   -------   --------   -----------   -------------   ------   ---------   -----------
Balance, July 1, 2004       $   -   12,510,690   $25,021   $      -   $27,961,003   $ (4,020,155)   25,800   $(28,831)   $23,937,038

Exercise of stock
options for cash                -      148,000       296          -       178,003               -        -           -       178,299

Issuance of common
stock for consulting fees       -       27,000        54          -       186,246               -        -           -       186,300

Stock repurchase plan           -            -         -          -             -               -    9,100    (70,508)      (70,508)

Dividends paid on Series B
preferred stock                 -            -         -          -             -       (490,000)        -           -     (490,000)

Deemed dividend from
beneficial conversion
feature of Series B
preferred stock                 -            -         -          -             -     (2,332,000)        -           -   (2,332,000)

Net Loss                        -            -         -          -             -     (8,580,233)        -           -   (8,580,233)
                            -----   ----------   -------   --------   -----------   -------------   ------   ---------   -----------

Balance, June 30, 2005          -   12,685,690    25,371          -    28,325,252    (15,422,388)   34,900    (99,339)    12,828,896
(Unaudited)

Exercise of stock
options for cash                -      118,400       237          -       128,103               -        -           -       128,340

Series B preferred stock
converted to common             -       25,000        50          -       249,950               -        -           -       250,000

Restricted stock award          -             -        -    351,000             -               -        -           -       351,000

Restricted stock earned         -       11,250        23   (43,875)        43,852               -        -           -             -

Dividends paid on Series B
preferred stock                 -            -         -          -             -       (364,662)        -           -     (364,662)

Compensation expense
for employee stock
 options                        -            -         -          -       316,413               -        -           -       316,413

Deemed dividend from
beneficial conversion
feature of Series B
preferred stock                 -            -         -          -             -     (1,837,143)        -           -   (1,837,143)

Net Income                      -            -         -          -             -       3,314,102        -           -     3,314,102
                            -----   ----------   -------   --------   -----------   -------------   ------   ---------   -----------
Balance, March 31,
2006 (Unaudited)            $   -   12,840,340   $25,681   $307,125   $29,063,570   $(14,310,091)   34,900   $(99,339)   $14,986,946
                            =====   ==========   =======   ========   ===========   =============   ======   =========   ===========

See accompanying notes to condensed consolidated financial statements.


                                       INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                                              Nine months ended
                                                                                                  March 31,
                                                                                   ----------------------------------------
                                                                                         2006                  2005
                                                                                   ------------------    ------------------
Cash flows from operating activities:
Net income (loss)                                                                  $        3,314,102    $      (2,806,180)
Adjustments to reconcile net income (loss) to net cash prodvided by
(used in) operating activities:
Depreciation and amortization                                                                 845,482             1,150,323
Deferred income taxes                                                                        (39,000)               (4,000)
Allowance for inventory                                                                         7,500                 7,500
Bad debt expense                                                                                8,300                 7,500
Issuance of common stock for consulting services                                               43,875               186,300
Compensation expense for employee stock options                                               316,413                     -
Minority interest                                                                           (139,291)                20,978
Changes in assets and liabilities (excludes impact of acquistions):
(Increase) decrease in:
Accounts receivable                                                                       (1,731,887)           (1,682,021)
Inventories                                                                               (1,176,623)           (3,169,269)
Prepaid expenses and other assets                                                           (209,954)             (286,536)
Security deposits and other assets                                                           (49,827)                51,433
 (Decrease) increase in:
Accounts payable                                                                            1,217,704             1,569,912
Income taxes payable                                                                                -              (47,025)
Accrued expenses and other liabilities                                                      (255,708)               475,587
                                                                                   ------------------    ------------------
Net cash provided by (used in) operating activities                                         2,151,086           (4,525,498)
                                                                                   ------------------    ------------------

Cash flows from investing activities:
Purchase of intangible assets                                                               (436,969)             (250,000)
Investment in joint venture                                                                         -              (25,366)
Purchase of property and equipment                                                          (167,567)           (1,504,636)
                                                                                   ------------------    ------------------
Net cash used in investing activities                                                       (604,536)           (1,780,002)
                                                                                   ------------------    ------------------

Cash flows from financing activities:
Proceeds from the exercise of stock options                                                   128,340               121,849
Repayments of notes payable                                                                         -              (19,655)
Purchase of treasury stock                                                                          -              (70,508)
Dividends paid                                                                              (364,662)             (367,836)
                                                                                   ------------------    ------------------
Net cash used in financing activities                                                       (236,322)             (336,150)
                                                                                   ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                        1,310,228           (6,641,650)

Cash and cash equivalents at beginning of period                                            2,427,553             9,548,046
                                                                                   ------------------    ------------------
Cash and  cash equivalents at end of period                                        $        3,737,781    $        2,906,396
                                                                                   ==================    ==================

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest                                                                           $          193,746    $          115,731
                                                                                   ==================    ==================
Income taxes                                                                       $          122,914    $           46,138
                                                                                   ==================    ==================
Supplemental disclosures of Non-cash transactions:
Deemed dividend from beneficial conversion feature of Series B Preferred stock     $      (1,837,143)    $      (1,749,000)
                                                                                   ==================    ==================
Conversion of Series B Preferred stock to Common Stock                             $          250,000    $                -
                                                                                   ==================    ==================
Issuance of restricted stock award                                                 $          351,000    $                -
                                                                                   ==================    ==================

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis or Plan of Operation, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 ("10-KSB"), as filed with the SEC. The June 30, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending June 30, 2006 or for any other period.

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

Stock-Based Compensation. At March 31, 2006, the Company has two stock-based compensation plans. For the three and nine months ended March 31, 2005, no stock-based employee compensation is reflected in net income, as all the options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of July 1, 2005 and accordingly, the Company adopted SFAS 123(R) in the quarter ended September 30, 2005. The compensation cost of the adoption of this agreement was an additional $316,413 of compensation for the nine months ended March 31, 2006. Additionally, the Company has chosen to account for the adoption under the modified prospective method, which requires compensation expense to be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R). As of March 31, 2006, the unvested portion of previously granted awards that were outstanding as of the date of adoption of SFAS123(R) have been expensed. The Company previously had elected to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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


                                                              Three months ended            Nine months ended
                                                                 March 31,                     March 31,
                                                                   2005                          2005
                                                              ----------------               ---------------
Net income (loss) available to
common stockholders, as reported                              $        792,861               $   (4,923,016)
Add: Stock-based employee compensation
expense included in net income (loss),
net of related tax effects                                                   -                             -
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                           (839,147)                   (3,708,178)
                                                              ----------------               ---------------

Pro forma net (loss) available to
common stockholders                                           $       (46,286)               $   (8,631,194)
                                                              ================               ===============

Earnings per share:
Basic - as reported                                           $           0.06               $        (0.39)
                                                              ================               ===============
Basic - pro forma                                             $         (0.00)               $        (0.69)
                                                              ================               ===============

Diluted - as reported                                         $           0.05               $        (0.39)
                                                              ================               ===============
Diluted - pro forma                                           $         (0.00)               $        (0.69)
                                                              ================               ===============

For the periods prior to and subsequent to the adoption of SFAS 123(R) the Company used the Black-Scholes option pricing model to determine stock options fair value. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions for March 31,
                                                 2006         2005
                                              ----------    --------

          Risk-free interest rate                   4.0%        4.0%
          Expected volatility                 78% to 93%        118%
          Dividend yield                              --          --
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

During the nine months ended March 31, 2006, 5,445,548 stock options and warrants with exercise prices below the market price were included in the computation of diluted earnings per share. During the nine months ended March 31, 2005, options and warrants to purchase 5,580,261 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as they were greater than the market price of the common shares or antidilutive as a result of net losses during the period. During the three months ended March 31, 2006, options and warrants to purchase 6,815,048 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as they were greater than the market price of the common shares or antidilutive as a result of net losses during the period. During the three months ended March 31, 2005, 4,642,595 stock options and warrants with exercise prices below the market price were included in the computation of diluted earnings per share. During the periods ended March 31, 2006 and 2005, Convertible Series B Preferred Stock common stock equivalents in the amount of 6,750,000 and 7,000,000 shares, respectively, were not included in the computation of diluted earnings per share as their conversion price was greater than the market price of the common shares or they were antidilutive as a result of net losses for the periods presented.

During the nine months ended March 31, 2006 and the three months ended March 31, 2005, options and warrants to purchase 1,369,500 shares and 1,563,666 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the market price of the common shares.

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

Note 2.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the fourth quarter of fiscal 2005. The Company concluded that the goodwill recognized on the Paxis Pharmaceutical, Inc. acquisition was impaired and consequently wrote off $542,728 in the fiscal year ended June 30, 2005. As of March 31, 2006 and June 30, 2005, goodwill consisted of $145,410 from the Aloe Acquisition.

The carrying amount of acquired other intangible assets as of March 31, 2006 and June 30, 2005 is as follows:


                                           March 31, 2006                                    June 30, 2005
                            ---------------------------------------------       --------------------------------------------
                          Gross Carrying    Accumulated                       Gross Carrying    Accumulated
                              Amount        Amortization          Net             Amount        Amortization        Net
                            -----------     ------------      -----------       -----------     ------------     -----------
Trade names and patents     $ 1,694,969     $    191,565      $ 1,503,404       $ 1,508,000     $    125,667     $ 1,382,333
Intellectual property         1,500,000          229,167        1,270,833         1,250,000          125,002       1,124,998
Unpatented technology           547,000          169,999          377,001           547,000          140,000         407,000
License agreement               611,730           88,326          523,404           611,730           52,695         559,035
                            -----------     ------------      -----------       -----------     ------------     -----------
Total                       $ 4,353,699     $    679,057       $3,674,642       $ 3,916,730     $    443,364     $3 ,473,366
                            ===========     ============      ===========       ===========     ============     ===========

During the nine month period ended March 31, 2006, the Company made its semiannual payment of $250,000 towards its maximum purchase price of $2.5 million under its intellectual property acquisition agreement with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004. Amortization expense recorded on other intangible assets for the three and nine months ended March 31, 2006 and 2005 was $87,584 and $86,825, and $235,693
and $230,078, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 10 years to 20 years.

The estimated annual amortization expense for other intangible assets for the five succeeding fiscal years is as follows:

                            Year ended       Amortization
                              June 30,          Expense
                            -----------       ----------

                            2006, remainder   $   87,584
                            2007                 331,600
                            2008                 331,600
                            2009                 331,600
                            2010                 331,600
                            Thereafter         2,260,658
                            -----------       ----------
                            Total             $3,674,642
                                              ==========

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

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of March 31, 2006 and June 30, 2005:

                             March 31,         June 30,
                               2006              2005
                            -----------       ----------

Raw materials               $ 5,674,965       $5,577,034
Work-in-process               2,751,703        1,330,855
Finished goods                2,729,743        3,079,399
                            -----------       ----------
Total                       $11,156,411       $9,987,288
                            ===========       ==========


Note 4.  Property and Equipment

Property and equipment consists of the following as of March 31, 2006 and June 30, 2005:

                             March 31,          June 30,
                               2006              2005
                            -----------       ----------

Land and building           $ 1,250,000       $1,250,000
Leasehold improvements        2,157,321        2,157,321
Machinery and equipment       8,964,548        8,796,980
Transportation equipment         37,714           37,714
                            -----------       ----------
                             12,409,583       12,242,015
Less: Accumulated
depreciation
and amortization              8,187,498        7,577,709
                            -----------       ----------
Total                       $ 4,222,085       $4,664,306
                            ===========       ==========

Note 5.  Note and Loan Payable

Note payable is a promissory note provided by Bank of America dated December 31, 2004 (the "Note") in the amount of $4,500,000 with interest at a variable rate based on 1.25% over the current LIBOR rate. The Note has been renewed through January 4, 2007 under the existing terms and conditions of the Note. The Note is guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. At March 31, 2006 and June 30, 2005 the interest rate was 6.07% and 4.58%, respectively.

Loan payable-Trade Investment Services is a demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis, dated July 1, 2002 with interest at 9.00%.

Note 6.  Line of Credit

On October 27, 2005, the Company closed on a $2,000,000 revolving line of credit agreement, which bears interest at 3% above the prime interest rate and expires on October 27, 2007. The line of credit includes specific loan covenants. The loan is collateralized by specific assets of the Company and is personally guaranteed by the Chairman of the Board of the Company. As of March 31, 2006, the Company has not made any draw downs on this line of credit. During the three and nine months ended March 31, 2006, the Company expensed $36,000 and $60,000, respectively, in commitment and other fees associated with the line of credit.

Note 7.  Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006 and June 30, 2005, the Company's uninsured cash balances were approximately $2.9 million and $1.7 million, respectively.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances at March 31, 2006 and June 30, 2005 is $64,847 and $56,547, respectively.

(c) Major Customers. For the nine months ended March 31, 2006, approximately 44% or $19.4 million, 24% or $10.6 million and 20% or $8.7 million of gross sales were derived from three customers. For the nine months ended March 31, 2005, approximately 39% or $8.2 million and 32% or $3.9 million of gross sales were derived from two customers. For the three months ended March 31, 2006, approximately 64% or $9.1 million, 24% or $3.4 million and 8% or $1.2 million of gross sales were derived from three customers. For the three months ended March 31, 2005, approximately 39% or $3.5 million and 39% or $3.5 million of gross sales were derived from two customers. The loss of any of these customers would have an adverse affect on the Company's operations. Accounts receivable from these three customers comprised approximately 55% as compared to two customers representing 64% of total accounts receivable at March 31, 2006 and June 30, 2005, respectively.

Note 8. Commitments and Contingencies

(a) Leases

Related Party Leases- Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by a former senior executive officer. The lease provides for minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three and nine months ended March 31, 2006 and 2005 on this lease was $226,000 and $248,000 and $547,000 and $626,000, respectively, and is included in both manufacturing and selling and administrative expenses.

Other Lease Commitments- The Company leases manufacturing and office facilities through March 31, 2007. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five-year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the remainder of the lease. Rent expense for the three and nine months ended March 31, 2006 and 2005 was approximately $93,000 and $61,000 and $290,000 and $243,000, respectively and is included in manufacturing expenses.

The Company leases warehouse and office facilities through March 31, 2007. The lease was effective on March 6, 2004, and provides for a minimum monthly rental of $9,967. The Company leases office space through December 31, 2006. The lease was effective on October 1, 2005 and provides for a minimum monthly rental of $1,126. The Company leases office space through December 31, 2012, and provides for a minimum monthly rental of $16,092. The Company leases warehouse equipment for a five (5) year period with an annual rental of $16,104 and office equipment for a five (5) year period with an annual rental of $8,400.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2008.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                               Related
  Year Ending                  Lease          Party Lease
   June 30,                 Commitment        Commitment         Total
---------------             -----------       ----------       ----------

2006, remainder             $   167,205       $   80,890       $  248,095
2007                            527,047          323,559          850,606
2008                            215,387          323,559          538,946
2009                            209,185          323,559          532,744
2010                            202,642          323,559          526,201
Thereafter                      485,366        1,590,832        2,076,198
---------------             -----------       ----------       ----------

Total                       $ 1,806,832       $2,965,958       $4,772,790
                            ===========       ==========       ==========

Total rent expense, including real estate taxes and maintenance charges, was approximately $1,271,000 and $1,200,000 for the nine months ended March 31, 2006 and 2005, respectively. Rent expense, including real estate taxes and maintenance charges, for the three months ended March 31, 2006 and 2005, was approximately $399,000 and $441,000 respectively.

(b) Consulting Agreement - On October 20, 2003, the Company entered into a one year consultant agreement with an investor relations consultant. The Company paid $80,000 over the term of the agreement. In addition, the Company initially agreed to issue to the consultant 36,000 shares of its common stock. On July 13, 2004, the Company terminated the agreement. Under the terms of the termination agreement, the Company was not obligated to pay the $10,000 per month fee after July 15, 2004. Additionally, the Company issued to the consultant 27,000 shares of common stock valued at the fair market price on the date of issuance in lieu of the original 36,000 shares. The 27,000 shares of common stock were valued at $186,300 and are included in selling and administrative expenses for the nine months ended March 31, 2005.

 (c) Intellectual Property Agreement - In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $2,500,000 for additional intellectual property. As of March 31, 2006 and June 30, 2005, $1,500,000 and $1,250,000, respectively, have been paid for the intellectual property and is being amortized on a straight-line basis over a ten-year period.

(d) Legal Proceedings -NatEx Georgia LLC and Vasili Patarkalishvili versus Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc. is pending in the Supreme Court of the State of New York in New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to perform under the parties' agreements by which NatEx had agreed to supply Paxis with Paclitaxel extract. The complaint sought damages of more than $5 million. The Company moved to dismiss all claims. On January 6, 2006, the state court granted the Company's motion to dismiss the fraud, breach of implied duty of good faith and fair dealing claims entirely and the breach of contract claim in part, and preserved for plaintiffs only a limited right to conduct discovery with respect to the delivery of goods. On February 2, 2006, the plaintiffs filed a Notice of Appeal of the trial court's decision. On March 26, 2006, the trial court granted the plaintiffs' counsel's motion to withdraw. The court has given the plaintiff until June 27, 2006 to retain new counsel. The Company intends to continue to defend vigorously the claims in this lawsuit. The outcome of the lawsuit is uncertain; however, the Company believes that it will not have a material financial impact.

Note 9.  Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company's Chairman of the Board. This agreement is on a month-to-month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three and nine months ended March 31, 2006 and 2005 was $9,900 and $3,300, respectively. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in 2004. The total consulting expense under this agreement was $30,000 and $90,000 for the three and nine months ended March 31, 2006, respectively, and $45,000 and $135,000 for the three and nine months ended March 31, 2005.

Note 10.  Equity Transactions

(a) Stock Option Plan and Warrants - On July 19, 2005, the Company granted 25,000 incentive stock options for a period of ten years at an exercise price equal to the market price of $2.05. During the three month period ended December 31, 2005, the Company granted 148,000 incentive stock options for a period of ten years at a exercise price equal to the market price ranging from $3.13 to $4.10. The Company did not grant any stock options in the three month period ended March 31, 2006.

(b) Restricted Stock Award - Effective January 3, 2006, the Company granted 90,000 restricted shares (the "Restricted Shares") of the common stock at the then market price of $3.90 in connection with a consulting agreement whereby the consultant is to provide investor and public relations services for a two-year period. The Restricted Shares are to be issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, pending the approval of the American Stock Exchange of an additional listing application. The agreement is terminable by the Company after the first year of the term in the event the consultant does not meet certain performance milestones. In the event of such termination, the consultant is required to surrender half of its compensation, in the form of either shares of common stock or cash. In accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the measurement date for determining fair value of the Restricted Stock was determined based on the market value of the Company's common stock as of the effective date of the agreement. As such, on the effective date, the Company recognized prepaid consulting expenses of $351,000 with a corresponding increase in equity. In the three and nine month periods ended March 31, 2006, the Company recognized consulting fee expense of approximately $44,000 in connection with this agreement.

(c) Series B Redeemable Convertible Preferred Stock - In October 2005, the Additional Investment Rights ("AIR") granted to the holders of the Series B Redeemable Convertible Preferred Stock (the "Series B Preferred Shares") expired unexercised. The AIR entitled the holders of the Series B Preferred Shares to purchase an additional 375,000 shares of Common Stock and had warrants to purchase an additional 187,500 shares of Common Stock. In the three month period ended March 31, 2006, a holder of 25 Series B Preferred Shares converted its shares into 25,000 shares of Common Stock of the Company in accordance with the conversion procedures of the Series B Preferred Shares.

(d) Treasury Stock Purchases - On June 25, 2004 Integrated BioPharma, Inc. adopted a stock repurchase plan giving management authority to purchase up to $3.0 million worth of the Company's stock in open market transactions or privately negotiated transactions at the Company's discretion. The Company purchased an aggregate of 9,100 shares of its common stock for a purchase price of $70,508 in July 2004.

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

The Company has divided its operations into three reportable segments as follows: Sales of vitamins and nutritional supplements, sales of its active pharmaceutical ingredient Paclitaxel and sales of technical services through its Hauser subsidiary. The international sales, concentrated primarily in Europe, for the three and nine months ended March 31, 2006 and 2005 were $2,430,799 and $1,853,406 and $7,537,465 and $4,107,363, respectively.

Financial information relating to the three and nine months ended March 31, 2006 and 2005 operations by business segment is as follows:

                                                             For the Three Months Ended
                                                                       March 31,
                   ----------------------------------------------------------------------------------------------------------------
                                            2006                                                    2005
                   -----------------------------------------------------   --------------------------------------------------------
                     Nutra-         Pharma-     Technical                     Nutra-       Pharma-       Technical
                    ceutical       ceutical     Services        Total        ceutical      ceutical      Services        Total
                   -----------   ------------   ----------   -----------   -----------   ------------   ------------  -------------
Sales, net
U.S. customers     $ 9,886,762   $     14,025   $  604,506   $10,505,293   $ 6,785,012   $          -   $    229,877  $   7,014,889
International
customers            2,430,799              -            -     2,430,799     1,853,406              -              -     1 ,853,406
                   -----------   ------------   ----------   -----------   -----------   ------------   ------------  -------------
Total Sales, net   $12,317,561   $     14,025   $  604,506   $12,936,092   $ 8,638,418   $          -   $    229,877  $   8,868,295
                   ===========   ============   ==========   ===========   ===========   ============   ============  =============

Segment operating
profit (loss)      $ 1,051,297   $  (613,056)   $(370,606)   $    67,635   $ 1,155,835   $(1,577,920)   $  (498,816)  $   (920,901)
                   ===========   ============   ==========   ===========   ===========   ============   ============  =============

Depreciation       $   116,421   $     80,887   $   36,296   $   233,604   $   109,830   $    182,435   $     32,733  $     324,998
                   ===========   ============   ==========   ===========   ===========   ============   ============  =============

Capital
expenditures       $    72,728   $          -   $    6,977   $    79,705   $    23,335   $    142,247   $     63,820  $     229,402
                   ===========   ============   ==========   ===========   ===========   ============   ============  =============


                                                             For the Nine Months Ended
                                                                       March 31,
                   ----------------------------------------------------------------------------------------------------------------
                                            2006                                                    2005
                   -----------------------------------------------------   --------------------------------------------------------
                     Nutra-         Pharma-     Technical                     Nutra-       Pharma-       Technical
                    ceutical       ceutical     Services        Total        ceutical      ceutical      Services        Total
                   -----------   ------------   ----------   -----------   -----------   ------------   ------------  -------------
Sales, net
U.S. customers     $31,084,569   $     31,700   $2,037,759   $33,154,028   $16,091,648   $    547,507   $    540,371  $  17,179,526
International
customers            7,537,465              -            -     7,537,465     4,107,363              -              -      4,107,363
                   -----------   ------------   ----------   -----------   -----------   ------------   ------------  -------------
Total Sales, net   $38,622,034   $     31,700   $2,037,759   $40,691,493   $20,199,011   $    547,507   $    540,371  $  21,286,889
                   ===========   ============   ==========   ===========   ===========   ============   ============  =============

Segment operating
profit (loss)      $ 6,839,853   $(2,579,385)   $(843,118)   $ 3,417,350   $ (164,206)   $(3,964,621)   $(1,136,704)  $ (5,265,531)
                   ===========   ============   ==========   ===========   ===========   ============   ============  =============

Depreciation       $   262,864   $    242,667   $  104,258   $   609,789   $   323,340   $    525,983   $     70,922  $     920,245
                   ===========   ============   ==========   ===========   ===========   ============   ============  =============

Capital
expenditures       $   128,226   $          -   $   39,341   $   167,567   $    52,166   $    456,506   $    995,967  $   1,504,639
                   ===========   ============   ==========   ===========   ===========   ============   ============  =============



                                       As Of March 31,                                          As Of June 30,
                   -----------------------------------------------------   --------------------------------------------------------
                                            2006                                                    2005
                   -----------------------------------------------------   --------------------------------------------------------
Total Assets       $24,123,588   $  4,202,620   $2,484,162   $30,810,370   $19,382,744   $  4,953,434   $  1,906,293   $ 26,242,471
                   ===========   ============   ==========   ===========   ===========   ============   ============  =============

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

For the nine months ended March 31, 2006, our Paxis subsidiary incurred a net loss of approximately $2,580,000, which includes a write down to its inventory in the amount of $500,000. On July 1, 2005, we announced a reduction in the rate of production of paclitaxel, an Approved Pharmaceutical Ingredient ("API") and a corresponding reduction in the Company's workforce. The net loss for the three month period ended March 31, 2006 was approximately $613,000, a decrease of approximately $37,000 from the previous quarter and $202,000 from our first quarter, which resulted primarily from overall cost savings in manufacturing expenses. We continue to monitor the ongoing costs of operating the Paxis facility. In the nine month period ended March 31, 2006, we hired a director of marketing for our Hauser and Paxis subsidiaries whose main objective is to market our research and manufacturing capabilities and to work with our staff in implementing a strategic sales and marketing plan. We continue to see an increase in our proposal activity and an expansion in our potential customer base for both companies since implementing this strategic sales and marketing plan.

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

The Company's return policy is to only accept returns for defective products. If defective products are returned, it is the Company's agreement with its customers that the Company cure the defect and reship the product. The policy is that when the product is shipped we make an estimate of any potential returns or allowances.

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of March 31, 2006, the allowance for doubtful accounts was $64,847. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $62,600 of income or expense.

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. As of March 31, 2006 the allowance was $37,500. If this number were in error by one percent of the total inventory balance, the impact would be an additional $112,000 of expense.

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

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

                                                        For the three months                  For the nine months
                                                          ended March 31,                       ended March 31,
                                                  ---------------------------------      -----------------------------
                                                       2006               2005               2006             2005
                                                  ----------------    -------------      --------------   ------------

Sales, net                                                  100.0%           100.0%              100.0%         100.0%

Costs and expenses:
Cost of sales                                                66.8%            76.1%               64.1%          86.9%
Selling and administrative                                   32.7%            34.3%               27.5%          37.8%
                                                  ----------------    -------------      --------------   ------------
                                                             99.5%           110.4%               91.6%         124.7%
                                                  ----------------    -------------      --------------   ------------

Income (loss) from operations                                 0.5%          (10.4%)                8.4%        (24.7%)
                                                  ----------------    -------------      --------------   ------------

Other income (expense):
Gain on settlement of lawsuit                                    -            27.9%                   -          11.6%
Interest expense                                            (0.6%)           (0.4%)              (0.5%)         (0.5%)
Other income                                                  0.1%             0.4%                0.1%           0.5%
Interest and investment income                                0.1%             0.1%                0.0%           0.2%
                                                  ----------------    -------------      --------------   ------------
                                                            (0.4%)            28.0%              (0.4%)          11.9%
                                                  ----------------    -------------      --------------   ------------
Income (loss) before income taxes                             0.1%            17.6%                8.0%        (12.9%)

Federal and state income taxes                                0.2%             0.7%                0.2%           0.2%
                                                  ----------------    -------------      --------------   ------------

Income (loss) before minority interest                      (0.1%)            16.9%                7.8%        (13.1%)

Minority interest                                             0.2%             0.0%                0.3%         (0.1%)
                                                  ----------------    -------------      --------------   ------------

Net income (loss)                                             0.1%            16.9%                8.1%        (13.2%)

Deemed dividend from beneficial conversion
feature of Series B Preferred Stock                         (5.2%)           (6.6%)              (4.5%)         (8.2%)
Series B Preferred Stock dividend                           (0.9%)           (1.4%)              (0.9%)         (1.7%)
                                                  ----------------    -------------      --------------   ------------

Net income (loss) allocable to common
shareholders                                                (6.0%)             8.9%                2.7%        (23.1%)
                                                  ================    =============      ==============   ============

For the nine month period ended March 31, 2006 compared to the nine month period ended March 31, 2005

Sales, net. Sales, net, for the nine months ended March 31, 2006 and 2005 were $40,691,493 and $21,286,889, respectively, an increase of $19,404,604 or 91.2%.
The increase is comprised of the following:

                                                      Nine months ended              Dollar Increase      Percentage
                                                          March 31,                     (Decrease)          Change
                                             -------------------------------------   -----------------   --------------
                                                   2006                2005            2006 vs 2005      2006 vs 2005
                                             -----------------    ----------------   -----------------   --------------
Nutraceutical - US Customers                 $      31,084,569    $   16,091,648     $      14,992,921            93.2%
Nutraceutical - International Customers              7,537,465         4,107,363             3,430,102            83.5%
                                             -----------------    ----------------   -----------------   --------------
Total Nutraceutical                                 38,622,034        20,199,011            18,423,023            91.2%
Pharmaceutical                                          31,700           547,507             (515,807)          (94.2%)
Technical Services                                   2,037,759           540,371             1,497,388           277.1%
                                             -----------------    ----------------   -----------------   --------------

Total                                        $      40,691,493    $   21,286,889     $      19,404,604            91.2%
                                             =================    ================   =================   ==============


Our increase in sales, net is primarily attributable to the increase in sales in our branded proprietary nutraceutical products. Net sales of such products increased from $7.6 million in the nine months ended March 31, 2005 to $25.5 million in the nine months ended March 31, 2006, an increase of 235%. We were able to achieve this increase in sales by increasing our advertising through participation in strategic product placement programs, offering manufacturing coupons at point of sale and with adding additional products sold under our branded nutraceutical product line. We spent $2.9 million on this type of advertising in the nine month period ended March 31, 2006 as compared to approximately $441,000 for the comparable 2005 period.

The increase in net sales in our Technical Services business segment is a direct result of us owning Hauser for the full nine month period ended March 31, 2006 versus six and a half months for the comparable 2005 period. Prior to acquiring substantially all the assets of Hauser, Hauser was operating while in bankruptcy and had experienced a substantial loss in its customer base. Since our acquisition we have experienced an increase in sales and are beginning to see results from the hiring of a director of sales and marketing and from Hauser having the financial backing required to maintain its existing customer base and to attract new business.

Gross profit of $14.6 million for the nine months ended March 31, 2006 was $11.8 million higher than gross profit for the nine months ended March 31, 2005 of $2.8 million. Exclusive of the Paxis subsidiary, the gross profit percentage for the nine months ended March 31, 2006 was 41% and 27% for the nine months ended March 31, 2005. The increase in the gross profit percentage of 14% is primarily the result of increased sales in our branded proprietary nutracuetical product to approximately 48% of total consolidated sales in the nine month period ended March 31, 2006 from 27% in the comparable 2005 period, increasing its contribution of gross profit from 75% in the nine month period ended March 31, 2005 to approximately 80% in the nine month period ended March 31, 2006. For the nine months ended March 31, 2006, approximately 88% of revenues were derived from three customers as compared to two customers representing 71% of revenues for the nine months ended March 31, 2005. The loss of any of these customers would have an adverse affect on the Company's operations.

Cost of sales. Cost of sales increased to $26.1 million for the nine months ended March 31, 2006 as compared to $18.5 million for the nine months ended March 31, 2005. Cost of sales decreased as a percentage of sales to 64% for the nine months ended March 31, 2006 as compared to 87% for the nine months ended March 31, 2005. The decrease of 23% in cost of sales was due to the increase in sales of the Company's branded proprietary nutraceutical products, which yield higher profit margins compared to our other product lines in our nutraceutical business segment. For the nine months ended March 31, 2006, 8% of the cost of sales or $2.1 million was attributable to sales of less than $32,000 in the Pharmaceutical business segment; excluding this segment our cost of sales would have been 59% and for the nine month period ended March 31, 2005, cost of sales would have been 73%, excluding $3.4 million of cost of sales attributable to the Pharmaceutical business segment on sales of approximately $548,000 or approximately 3% of total sales for that period.

Selling and Administrative Expenses. Selling and administrative expenses were $11,186,911 for the nine months ended March 31, 2006, an increase of $3,143,261 or 39.1% as compared with $8,043,650 for the nine months ended March 31, 2005. As a percentage of sales, net, selling and administrative expenses were 27.5% for the nine months ended March 31, 2006 and 37.8% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                      Nine months ended                 Dollar Increase     Percentage
                                                          March 31,                       (Decrease)          Change
                                             -----------------------------------          -------------------------------
                                                2006                   2005               2006 vs 2005     2006 vs 2004
                                             ------------           ------------          ------------   ----------------

Salaries                                     $  2,237,180           $  1,832,913          $    404,267              22.1%
Advertising                                     1,789,979                476,736             1,313,243             275.5%
Consulting & Other Professional Fees            1,131,799              1,454,260             (322,461)            (22.2%)
Indirect Expenses                                 880,319                502,207               378,112              75.3%
Commissions                                       707,408                259,363               448,045             172.7%
Auto, Travel & Entertainment                      568,248                718,065             (149,817)            (20.9%)
Office                                            488,559                248,857               239,702              96.3%
Employee Benefits                                 476,780                308,347               168,433              54.6%
Depreciation & Amortization                       459,683                434,244                25,439               5.9%
Insurance                                         444,458                327,405               117,053              35.8%
Office Rent                                       440,637                355,529                85,108              23.9%
Compensation expense for employee
stock options                                     316,413                      -               316,413             100.0%
Research & Development                            244,477                215,797                28,680              13.3%
Bad debt (recoveries)                              38,285                (3,553)                41,838         (1,177.5%)
Other                                             962,686                913,480                49,206               5.4%
                                             ------------           ------------          ------------   ----------------
Total                                        $ 11,186,911           $  8,043,650          $  3,143,261              39.1%
                                             ============           ============          ============   ================

Salaries increased by approximately $404,000 primarily as the result of increased salaries aggregating approximately $232,500 with the addition of two corporate officers added to the payroll and increases, incentive bonus payments and hiring of additional staff of approximately $151,500 for the nine month period ended March 31, 2006 with no comparable expenses in the nine month period ended March 31, 2005. Employee benefits increased by approximately $168,000 in aggregate dollars and represented an increase of approximately 4.5% as a percentage of total compensation as a result of the Paxis employees qualifying for the Company's 401(k) matching contribution for the nine month period ended March 31, 2006 with no such matching contribution occurring in the nine months ended March 31, 2005 and the increased cost of medical benefits.

Advertising expense represented approximately 4.4% of net sales in the nine months ended March 31, 2006 compared to 2.2% of net sales for the nine months ended March 31, 2005. Advertising expense increased as a result of additional products in our branded proprietary nutraceutical business and the expansion of our customer base for such products in the 2006 period.

Consulting fees and other professional fees decreased by an aggregate amount of approximately $322,000. The decrease is primarily attributable to a write-off of approximately $276,000, in the nine month period ended March 31, 2005, relating to consulting and professional fees incurred in connection with sales promotion costs which were previously capitalized pending the commencement of a promotional campaign, which was ultimately abandoned; and secondarily, as a result of the termination of an agreement made on July 8, 2004 in the nine months ended March 31, 2005 with a consultant, whose services were not replaced in the comparable 2006 period, which resulted with the issuance of 27,000 shares of common stock with a corresponding consulting fee expense of $186,300. These decreases were offset in part by an increase in public relations fees of approximately $57,000, mostly comprised of non cash consulting fees of $43,875 resulting from the issuance of restricted stock in connection with our consulting agreement with Grand View Consultants and other consulting fees increasing by approximately $112,500 in connection with payments made under a consulting agreement with the former Chief Financial Officer of the Company.

Indirect expenses increased by approximately $378,000 mostly as the result of our Hauser subsidiary having nine months of results in the 2006 period and six and a half months in the comparable 2005 period.

Commission expense increased in both absolute dollars and as a percentage of sales, net. For the nine months ended March 31, 2006, commissions represented 1.7% of sales, net compared to 1.2% for the nine months ended March 31, 2005, the increase as a percentage of sales of 0.5% is primarily due to the increased sales in our branded proprietary nutraceutical business whereby we pay broker commissions on net sales to a majority of our customer base.

Auto, travel and entertainment expenses decreased by approximately $150,000 in the nine month period ended March 31, 2006 compared to the nine month period ended March 31, 2005 primarily as a result of the decreased travel from our corporate headquarters in New Jersey to our Paxis and Hauser facilities in Colorado.

Office expenses increased by approximately $240,000 or 96.3% in the nine month period ended March 31, 2006 as compared to the comparable 2005 period and represented 1.2% of sales in both periods. Office rent was approximately $441,000 the nine month period ended March 31, 2006 compared to approximately $356,000 in the nine month period ended March 31, 2005, an increase of approximately $85,000 or 23.9% primarily as a result of increased energy costs and the addition of Hauser for the full nine month period ended March 31, 2006 compared to six and a half months for the nine month period ended March 31, 2005.

Insurance costs for the nine month period ended March 31, 2006 increased by approximately $117,000 compared to the nine month period ended March 31, 2005. The greatest portion of our insurance costs is product liability insurance. Insurance costs represented 1.1% of sales, net for the nine months ended March 31, 2006 compared to 1.5% of the comparable 2005 period. The decrease in insurance costs of approximately 0.4%, as a percentage of sales, is a result in the decrease of pharmaceutical sales in our Paxis subsidiary of approximately $516,000 from the nine month period ended March 31, 2005 to the nine month period ended March 31, 2006. The insurance rate of pharmaceutical products sold is higher than on sales of our nutraceutical products.

Our research and development costs increased by approximately $29,000 from the nine month period ended March 31, 2005 compared to the nine month period ended March 31, 2006 primarily as a result reaching several milestones in our flu vaccine studies and our ongoing Anthrax study, resulting in making approximately $225,000 in milestone payments, offset by the downsizing of our Paxis subsidiary.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, the Company recognized $316,413 in compensation expenses for employee stock options in the nine month period ended March 31, 2006 with no comparable cost for the nine month period ended March 31, 2005.

Other income (expense). Other income (expense) was a net expense of $146,744 for the nine months ended March 31, 2006 as compared to net income of $2.5 million for the comparable period a year ago. Absent the settlement on lawsuit cash payment in the amount of $2,475,322 in connection with a multi-district class action brought on behalf of the Company and other direct purchasers of vitamin products, in which the plaintiffs alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws, other income (expense) would have decreased by approximately $194,000. The decrease of approximately $194,000 was attributable to an increase in interest expense of $111,000 due to the ongoing increase in the LIBOR rate, a decrease in consulting fee income of $66,000 resulting from a decrease in the time spent on consulting for an unrelated third party and a decrease in investment income of $18,000.

For the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005

Sales, net. Sales, net, for the quarter ended March 31, 2006 and 2005 were $12,936,092 and $8,868,295, respectively, an increase of $4,067,797 or 45.9%.
The increase is comprised of the following:

                                                      Three months ended               Dollar Increase    Percentage
                                                          March 31,                     (Decrease)          Change
                                             -------------------------------------   -----------------   --------------
                                                   2006                2005            2006 vs 2005      2006 vs 2005
                                             -----------------    ----------------   -----------------   --------------

Nutraceutical - US Customers                 $       9,886,762    $      6,785,012   $       3,101,750            45.7%
Nutraceutical - International Customers              2,430,799           1,853,406             577,393            31.2%
                                             -----------------    ----------------   -----------------   --------------
Total Nutraceutical                                 12,317,561           8,638,418           3,679,143            42.6%
Pharmaceutical                                          14,025                   -              14,025                -
Technical Services                                     604,506             229,877             374,629           163.0%
                                             -----------------    ----------------   -----------------   --------------

Total                                        $      12,936,092    $      8,868,295   $       4,067,797            45.9%
                                             =================    ================   =================   ==============

Our increase in sales, net is primarily attributable to the increase in sales in our branded proprietary nutraceutical products. Net Sales of such product increased from $4.6 million in the three months ended March 31, 2005 to $7.9 million in the three months ended March 31, 2006, an increase of 72.6%. We were able to achieve this increase in sales by increasing our advertising through participation in strategic product placement programs, offering manufacturer coupons at point of sale and with adding additional products sold under our branded nutraceutical product line. We spent $1.3 million on this type of advertising in the three month period ended March 31, 2006 as compared to approximately $228,000 for the comparable 2005 period.

Since our acquisition of Hauser in September 2004 we have experienced an increase in sales from Hauser having the financial backing required to maintain its existing customer base and to attract new business and are beginning to see results from the hiring of a director of sales and marketing.

Gross profit for the three months ended March 31, 2006 was $2.2 million higher than gross profit for the three months ended March 31, 2005. Exclusive of the Paxis subsidiary, the gross profit percentage for the three months ended March 31, 2006 and March 31, 2004 was 36%. The flat rate in the gross profit percentage is primarily the result of increased advertising expenses in the branded proprietary nutraceutical products. Certain advertising expenses are accounting for as a reduction of the gross sales price, reducing the gross profit percentage by 5.9% in the three month period ended March 31, 2006 and 1.6% in the three month period ended March 31, 2005, absent the reduction of advertising, the gross profit percentages would have been 42.3% and 37.8%, respectively. For the three months ended March 31, 2006, approximately 96% of revenues were derived from three customers as compared to two customers representing 78% of revenues for the three months ended March 31, 2005. The loss of any of these customers would have an adverse affect on the Company's operations.

Selling and Administrative Expenses. Selling and administrative expenses were $4,225,559 for the three months ended March 31, 2006, an increase of $1,186,196 or 39% as compared with $3,039,363 for the three months ended March 31, 2005. As a percentage of sales, net, selling and administrative expenses were 32.7% for the three months ended March 31, 2006 and 34.3% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                   Three months ended                  Dollar Increase        Percentage
                                                       March 31,                         (Decrease)             Change
                                              --------------------------------           -----------          -----------
                                                 2006                 2005              2006 vs 2005         2006 vs 2005
                                              -----------          -----------           -----------          -----------

Salaries                                      $   855,374          $   619,217           $   236,157                38.1%
Advertising                                       747,426              207,632               539,794               260.0%
Indirect expenses                                 341,887              176,760               165,127                93.4%
Consulting and Other Professional Fees            320,563              255,920                64,643                25.3%
Office                                            244,631              123,351               121,280                98.3%
Research & Development                            229,969               87,823               142,146               161.9%
Auto, Travel & Entertainment                      225,728              245,558              (19,830)               (8.1%)
Commissions                                       192,428              148,523                43,905                29.6%
Depreciation & Amortization                       163,300              163,947                 (647)               (0.4%)
Employee Benefits                                 142,353              124,687                17,666                14.2%
Insurance                                         111,785              165,044              (53,259)              (32.3%)
Office Rent                                       108,506              152,860              (44,354)              (29.0%)
Compensation expense for employee
stock options                                      94,799                    -                94,799               100.0%
Bad debt                                           30,210                2,494                27,716             1,111.3%
Other                                             416,600              565,547             (148,947)              (26.3%)
                                              -----------          -----------           -----------          -----------
Total                                         $ 4,225,559          $ 3,039,363           $ 1,186,196                39.0%
                                              ===========          ===========           ===========          ===========

Salaries increased by approximately $236,000 primarily as the result officers' salaries increasing approximately $154,000 with the addition of a Vice President of sales and marketing in our MDC subsidiary and the addition of a Chief Financial Officer for our Parent Company aggregating approximately $90,000 with no comparable expenses in the three month period ended March 31, 2005 and increases of approximately $65,000 to other officers' base salaries for the three month period ended March 31, 2006. Other salaries increased by approximately $81,000 as a result of hiring additional staff in our nutraceutical business segment. Employee benefits increased by approximately $18,000 in aggregated dollars and represented a 3.5% decrease as a percentage of total compensation.

Advertising expense represented approximately 5.8% of net sales in the three months ended March 31, 2006 compared to 2.3% of net sales for the three months ended March 31, 2005. Advertising expense increased by $540,000 as a result of the increased sales in our branded proprietary nutraceutical products and the expansion of our customer base for such products in the 2005 period.

Indirect expenses increased by approximately $165,000 or 93.4% mostly as the result of our Hauser subsidiary increasing its sales by 163% to $605,000 in the three month period ended March 31, 2006 from $230,000 in the three month period ended March 31, 2005.

Consulting fees and professional fees increased by approximately $65,000 or 25.3%. The increase is primarily attributable to an increase of approximately $16,000 in public relations, $35,000 in professional fees, such as legal and accounting and $14,000 in other consulting fees.

Office expenses increased to $244,600 in the three month period ended March 31, 2006 or 98.3% from $123,400 for the three month period ended March 31, 2005. This increase is primarily attributable to the increased printing costs in connection with new marketing materials for the additional products added to our branded proprietary neutraceutical product line as well as the additional materials required to attract new customers.

Our research and development costs increased by approximately $142,000 in the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005 primarily as a result reaching several milestones in our flu vaccine studies and our ongoing Anthrax study, resulting in making approximately $225,000 in milestone payments, offset in part, by the downsizing of our Paxis subsidiary.

Insurance costs for the three month period ended March 31, 2006 decreased by approximately $53,000 compared to the nine month period ended March 31, 2005. The greatest portion of our insurance costs is product liability insurance. Insurance costs represented 0.9% of sales, net for the three months ended March 31, 2006 compared to 1.9% of the comparable 2005 period. The decrease is the result of a decreased rate of insurance on our branded proprietary nutraceutical product line from the three month period ended March 31, 2005 to the three month period ended March 31, 2006.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, the Company recognized $94,799 in compensation expenses for employee stock options in the three month period ended March 31, 2006 with no comparable cost for the three month period ended March 31, 2005.

Other income (expense). Other income (expense) was a net expense of $50,118 for the three months ended March 31, 2006 as compared to net income of $2.5 million for the comparable period a year ago. Absent the settlement on lawsuit cash payment in the amount of $2,475,322 in connection with a multi-district class action brought on behalf of the Company and other direct purchasers of vitamin products, in which the plaintiffs alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws, other income (expense) would have decreased by approximately $57,600. The decrease of approximately $57,600 was attributable to an increase in interest expense of $44,000 due to the ongoing increase in the LIBOR rate, a decrease in consulting fee income of $16,800 resulting from a decrease in the time spent on consulting for an unrelated third party offset by an increase in investment income of $3,200.

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

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:


                                                              For the nine months ended
                                                                      March 31,
                                                        ---------------------------------------
                                                             2006                   2005
                                                        ----------------      -----------------

Net cash provided by (used) in operating acitivites     $      2,151,086      $     (4,525,498)
                                                        ================      =================

Net cash used in investing acitivites                   $      (604,536)      $     (1,780,002)
                                                        ================      =================

Net cash used in financing acitivites                   $      (236,322)      $       (336,150)
                                                        ================      =================

Cash and cash equivalents at end of period              $      3,737,781      $       2,906,396
                                                        ================      =================

Days sales in inventory                                               74                     86
                                                        ================      =================

Inventory turnover                                                   4.9                    4.3
                                                        ================      =================

At March 31, 2006, the Company's working capital was approximately $11.2 million, an increase of $3.8 million over working capital at June 30, 2005. Cash and cash equivalents were $3.7 million at March 31, 2006, an increase of $1.3 million from June 30, 2005. In the nine month period ended March 31, 2006, we provided $2,151,086 of cash from our operating activities compared to using $4,525,498 of cash in operations in the nine months ended March 31, 2005, an increase of approximately $6.7 million. Our improved cash position is primarily attributable to having net income of approximately $3.3 million in the nine month period ended March 31, 2006 compared to a net loss of approximately $2.8 million, a change of $6.1 million. We believe that anticipated sales for this year and next year, current cash balances and our existing line of credit should meet cash needs for operations for the remainder of fiscal 2006 and into fiscal 2007.

On October 27, 2005, the Company closed on a $2,000,000 revolving line of credit agreement, which bears interest at 3% above the prime interest rate and expires on October 27, 2007. The line of credit includes specific loan covenants. The loan is collateralized by specific assets of the Company and is personally guaranteed by the Chairman of the Board of the Company. As of March 31, 2006, the Company has not made any draw downs on this line of credit.

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

The Company has approximately $850,000 of total annual commitments at March 31, 2006 for long term non-cancelable leases consisting of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2006 and 2005 were $167,567 and $1,504,636, respectively. The capital expenditures in the nine months ended March 31, 2005 were primarily attributable to the purchase of machinery and equipment in our Paxis and Hauser subsidiaries.

The Company has budgeted approximately $200,000 for capital expenditures for fiscal 2006. The total amount will continue to be funded from current cash balances.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement - refer to footnote 1 of the condensed consolidated financial statements for the three months ended March 31, 2006 included in Part I - Item 1.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has not completed its Sarbanes Oxley section 404 evaluation and documentation process, or related assessment and is not required to do so until our fiscal year ending June 30, 2008. The Company may identify deficiencies that may require remediation in the process of its evaluation and testing.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NatEx Georgia LLC and Vasili Patarkalishvili versus Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc. is pending in the Supreme Court of the State of New York in New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to perform under the parties' agreements by which NatEx had agreed to supply Paxis with Paclitaxel extract. The complaint sought damages of more than $5 million. The Company moved to dismiss all claims. On January 6, 2006, the state court granted the Company's motion to dismiss the fraud, breach of implied duty of good faith and fair dealing claims entirely and the breach of contract claim in part, and preserved for plaintiffs only a limited right to conduct discovery with respect to the delivery of goods. On February 2, 2006, the plaintiffs filed a Notice of Appeal of the trial court's decision. On March 26, 2006, the trial court granted the plaintiffs' counsel's motion to withdraw. The court has given the plaintiff until June 27, 2006 to retain new counsel. The Company intends to continue to defend vigorously the claims in this lawsuit. The outcome of the lawsuit is uncertain; however, the Company believes that it will not have a material financial impact.

Item 1A. RISK FACTORS

Not Applicable

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


Item 3. DEFAULTS UPON SENIOR SECURITIES

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number

10.1 Consulting Agreement dated as of January 3, 2006 between Integrated BioPharma, Inc. and Grand View Consultants, Inc.

31.1 Certification pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2 Certification pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2 Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.


(b)      Reports on Form 8-K:

(1)      Current Report on Form 8-K filed February 14, 2006 pursuant to
         Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits).

(2)      Current Report on Form 8-K filed February 17, 2006 pursuant to
         Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and Item 9.01 (Financial Statements and Exhibits).

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date:    May 12, 2006                     By:  /s/ E. Gerald Kay
                                          ----------------------
                                          E. Gerald Kay,
                                          Chief Executive Officer




Date:    May 12, 2006                     By: /s/ Dina L. Masi
                                          --------------------
                                          Dina L. Masi,
                                          Senior Vice President &
                                          Chief Financial Officer