Form 10-K
period 2006-06-30
INTEGRATED BIOPHARMA INC
filed 2006-09-28
CIK 1016504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006         Commission File Number 000-28876

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                        Yes | |         No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                        Yes | |         No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes |X|         No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

                      Large Accelerated Filer | |
                            Accelerated Filer | |
                        Non-accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes | |         No |X|

Registrant's revenues for the fiscal year ended June 30, 2006 were $57,820,466.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant's Common Stock on September 22, 2006 was $24,725,527.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:
                                                            Outstanding at
          Class                                            September 22, 2006
-----------------------------                              ------------------
Common Stock, $.002 par value                              13,346,461 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

                             FORM 10-K ANNUAL REPORT

                                      INDEX


Part I                                                                      Page

Item 1.   Description of Business                                              3
Item 1A.  Risk Factors                                                        10
Item 1B.  Unresolved Staff Comments                                           12
Item 2.   Properties                                                          12
Item 3.   Legal Proceedings                                                   12
Item 4.   Submission of Matters to a Vote of Security Holders                 13

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Registrant Purchases of Equity Securities               14
Item 6.   Selected Financial Data                                             15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           16

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          27
Item 8.   Financial Statements                                                28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            28
Item 9A.  Controls and Procedures                                             28
Item 9B.  Other Information                                                   28

Part III

Item 10.  Directors and Executive Officers of the Registrant                  29
Item 11.  Executive Compensation                                              29
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     29
Item 13.  Certain Relationships and Related Transactions                      29
Item 14.  Principal Accountant Fees and Services                              29

Part IV

Item 15.  Exhibits and Financial Statement Schedules                          30

Signatures                                                                    33

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries ("INB") or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by INB; changes in industry capacity; pressure on prices from competition or from purchasers of INB's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to INB; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in this Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified, by among other things, the use of forward-looking language, such as the words "plan", "believe", "expect", "anticipate", "intend", "estimate", "project", "may", "will", "would", "could", "should", "seeks", or "scheduled to", or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. INB cautions investors that any forward-looking statements made by INB are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to INB include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other securities filings by INB and its subsidiaries.

Although INB believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. INB's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and INB does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

                                     PART I

Item 1.   Description of Business

General

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the "Company" or "INB"), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, pharmaceutical technical services through its contract research organization; and the biotechnology business that uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company's customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company's common stock trades on the American Stock Exchange under the symbol "INB." The Company continues to do business as Chem International, Inc. with its customers and certain vendors.

The Company has three primary business segments, Nutraceuticals, Pharmaceuticals and Biotechnologies as described below.

Nutraceuticals

The Company's subsidiary, InB:Manhattan Drug Company, Inc. ("Manhattan Drug"), manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures, through Manhattan Drug, such products for sale under its own private label, "The Vitamin Factory", primarily through mail order utilizing catalogs and the Internet through a wholly-owned subsidiary, The Vitamin Factory, Inc. and "Scientific Sports Nutrition", primarily through wholesalers and distributors targeting consumers who are professional, amateur and recreational athletes. The Vitamin Factory's Internet site also offers for sale the Company's branded proprietary nutraceutical product line. The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc.

On October 22, 2003, the Company completed the acquisition of various assets related to the Naturally Aloe(TM), Naturally Noni(TM) and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records.

The originally acquired product lines have been further expanded in our wholly-owned subsidiary, AgroLabs, Inc., with the addition of additional products carrying the "Naturally" label and natural product ingredients which are referred to as our branded proprietary nutraceutical business.

In fiscal year ended June 30, 2005, the Company acquired a 51% interest in Micro Nutrition, Inc. Micro Nutrition, Inc. is a California corporation in the mail order business selling primarily nutritional specialty food items.

Pharmaceuticals

On February 1, 2003 and July 22, 2003, the Company acquired an aggregate of 97% of the shares of common stock of Paxis Pharmaceuticals, Inc. ("Paxis"). Paxis manufactures and distributes Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, at its Boulder, Colorado manufacturing facility. The Company acquired 50% of the shares of Paxis from Trade Investment Services, LLC ("TIS") (an entity controlled equally by the Chief Executive Officer ("CEO") of the Company, a brother of the CEO who is also a director of the Company and a significant shareholder and director of the Company), which funded Paxis' development. In July 2003, the Company acquired forty-seven percent (47%) of the shares of Paxis. In November 2004, Paxis changed its name to InB:Paxis Pharmaceuticals, Inc. Paxis acquired from Hauser, Inc. ("Hauser") its cGMP-(current good manufacturing practices) compliant Paclitaxel production facilities, processing equipment, and intellectual assets. Paxis also purchased intellectual property (the "Technology") from Hauser. On October 8, 2003, the Company acquired the remaining three (3%) percent of Paxis.

In May 2006, Paxis announced the execution of a supply agreement with a European generics manufacturing company with extensive sales, marketing, and distribution channels in the European Community, Eastern Europe, the United Kingdom and the United States. The agreement provides for minimum purchases during the first year of at least $2.4 million of Paxis' API product. Paxis made its first shipment under the supply agreement in August 2006. The Company can give no assurance that Paxis can be operated profitably.

Paxis entered into a joint venture as of July 16, 2003 with Chatham Biotec, Ltd. ("Chatham"), a Canadian company, which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian biomass and the joint venture processes it, using Paxis' extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis' requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The joint venture may sell extract and intermediate products to third parties. The Company can give no assurance that the joint venture can be operated successfully.

On September 16, 2004, the Company completed the purchase of substantially all of the assets of Hauser CRO, including substantially all of its laboratories, development and manufacturing facilities and equipment; its intellectual property, including that related to Paclitaxel and other taxanes; goodwill, professional staff and certain of its ongoing contracts. As part of the transaction, the Company also acquired Hauser's rights under a prior contract to receive royalties and other payments from the Company's subsidiary, Paxis, for Hauser intellectual property used by Paxis in the manufacture of Paclitaxel. The assets were acquired in a newly formed subsidiary that changed its name to InB:Hauser Pharmaceutical Services, Inc. in November 2004.

Biotechnologies

On February 21, 2003, the Company completed a merger with NuCycle Acquisition Corp. (together with its wholly-owned subsidiary NuCycle Therapy, Inc., "NuCycle"). In the fiscal year ended June 30, 2005, NuCycle changed its name to InB:Biotechnologies, Inc. ("InB:Biotech"). InB:Biotech is focused on the discovery, development and commercialization of proprietary products from plants. The Company is developing its patented plant-based expression technologies for the production of vaccines, antibodies and other therapeutic proteins. InB:Biotech is also using plants as sources of novel, high quality nutritional supplements. InB:Biotech's patented process for the hydroponic growth of edible plants causes them to accumulate high levels of important nutritional minerals.

The Company, in collaboration with Fraunhofer USA Center for Molecular Biotechnology ("CMB"), is developing the capability to rapidly produce effective, plant-made influenza vaccines. Programs are on-going to create novel subunit vaccines directed against both human and avian strains. The Company's near-term objective is to complete preclinical evaluation and transition selected vaccine candidates into Phase I clinical trials. The Company has executed various agreements with CMB with an aggregate remaining financial commitment of $2.8 million as of June 30, 2006.

Offering of Series B Redeemable Convertible Preferred Stock

On April 20, 2004, in connection with its private offering of its Series B Convertible Preferred Stock, par value $0.002 per share (the "Series B"), the Company issued 750 shares of Series B, at a purchase price of $10,000 per share of Series B, and warrants for 375,000 shares of its common stock with an exercise price of $14.00 per share. The Series B are convertible at the option of each Investor into shares of common stock at a conversion price of $10.00 per share, subject to anti-dilution and other customary adjustments. As of June 30, 2006, 75 shares of Series B have been converted into common stock.

If any Series B preferred shares remain outstanding on the maturity date (April 20, 2007), the Company will either (i) convert such preferred shares at a conversion rate determined by dividing 115% of the conversion amount being converted by the applicable conversion price as of the maturity date for such preferred shares or (ii) redeem such preferred shares for an amount in cash per preferred share equal to the conversion amount. The Company is required to give sixty (60) days written notice to each holder of Series B shares, which shall state its election. The Company can redeem or cause a conversion of all or a portion of the Series B shares.

The Company also issued Additional Investment Rights (the "AIRs") to the Investors, entitling them over the next 18 months to purchase an aggregate of 375 additional Series B Preferred Shares and Warrants to purchase an additional 187,500 shares of common stock. In October 2005, these AIRs expired unexercised.

Significant Revenues from Major Customers

In the fiscal year ended June 30, 2006, sales from each of the following customers accounted for at least 10% of the Company's revenues in a particular segment: Costco Wholesale, Inc., Herbalife International of America, Inc. and Sam's Club. The loss of any of these customers would have an adverse affect on the Company's operations.

Raw Materials

The principal raw materials used in the manufacturing process in the Company's nutraceutical segment are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, gelatin capsules, coating materials, fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The gelatin capsules, coating materials and packaging materials are similarly widely available. The principal raw materials used in the Company's pharmaceutical segment are made up of a variety of materials used to develop and manufacture Paclitaxel. The Company entered into a joint venture agreement with a raw material supplier for its Paxis subsidiary. The Company generally purchases its raw materials, on a purchaser order basis, without long-term commitments.

The Company's principal suppliers in its Nutraceutical Segment are JD Moody Marketing Services, Inc., Triarco Industries, Inc., and DSM Nutritional Products, Inc. In connection with the Company's Pharmaceutical Segment, botanical materials derived from the Canadian yew tree, or Taxus canadensis, are used to produce Paclitaxel. Canadian yew trees are in limited supply. Paxis has entered into a joint venture with Chatham Biotec, Ltd. to produce extract and intermediate precursor Paclitaxel from Canadian yew trees. The Company can give no assurance that the joint venture will be successful in producing such Paclitaxel extracts or intermediates, or that the Company can locate alternate sources of yew trees.

Development and Supply Agreement

On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. ("Herbalife") whereby the Company develops, manufactures and supplies certain nutritional products to Herbalife, which agreement was renewed through December 31, 2006. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife. The Company and Herbalife are currently negotiating an amendment to this agreement.

Seasonality

The Company's results of operations in its Pharmaceuticals and Biotechnologies segments are not significantly affected by seasonal factors. The Nutraceutical business segment tends to be seasonal. The Company has found that in its first fiscal quarter ending in September, orders for its branded proprietary nutraceutical products slow (absent the addition of new customers with a significant first time order), as buyers in their markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in the Company's second fiscal quarter, ending in December, orders for its products increase as the demand for the Company's branded nutraceutical products seems to increase in late December to earlier January as consumers become health conscious as they enter the new year.

The Company believes that there are other non-seasonal factors that also may also influence the variability of quarterly results including, but not limited to, general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. In addition, our recent growth has caused additional variability in our quarterly results. Accordingly, a comparison of the Company's results of operations from consecutive periods is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future periods.

Variability of Quarterly Results and Impact of Advertising

In connection with the Company's program to expand its nutraceutical business, advertising and promotional expenses, including those classified as a reduction in sales, increased from $1.8 million, representing 5.6% of net sales, in the fiscal year ended June 30, 2005 to $6.7 million, representing 11.6% of net sales, in the fiscal year ended June 30, 2006. As the Company continues this program it may continue to incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before resulting increases, if any, in revenues occur, the program may increase variability of the Company's quarterly results. Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of the Company's results of operations from consecutive periods is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future periods.

Intellectual Property

The Company has established an intellectual property position in three primary areas of plant-related technology: i) the production of proteins in a variety of plant-based expression systems utilizing a range of different vectors and approaches, with an emphasis on transient or sustained gene expression using viral vectors in connection with human applications; ii) the production of proteins in a variety of plant-based expression systems utilizing a range of different vectors and approaches, with an emphasis on transient or sustained gene expression using viral vectors in connection with vetinarian applications; and iii) Nutritional formulations based on plant-derived minerals and methods for producing the formulations.

In the area of protein production in plants, the Company has ten (10) utility patent applications and five (5) provisional applications pending before the U.S. Patent and Trademark Office currently pending. In addition, the Company has one (1) issued patent directed to Virus-Induced Gene Silencing in Plants. The technology is expected to be of use in improving levels of protein expression using viral vectors in plants. The patents cover a range of technology platforms including transient expression of genes in plants using viral vectors and vector systems, trans-activation of gene expression in plants, production of pharmaceutically active proteins in sprouted seedlings with a focus on viral vectors, clonal plant tissues and cultures developed utilizing viral vectors, methods to facilitate purification of proteins expressed in plants, and improved plant transformation systems. Specific areas covered include production of vaccine antigens and multi-subunit proteins such as antibodies. The Company also has several foreign patent applications pending corresponding to many of these patent applications.

In the area of nutritional formulations, the Company has fourteen (14) issued U.S. patents (and several foreign patents) relating to methods for accumulating metals in plants. One (1) out of the fourteen (14) patents relates to nutritional supplements containing methylselenocysteine. The Company also has one pending utility application relating to nutritional supplements containing methylselenocysteine.

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

DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997. The Dietary Supplement Act permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. The FDA requires the Company to notify the agency of such statements. There can be no assurance that the FDA will not consider particular labeling statements used by the Company to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements. It is also possible that the FDA could allege false statements were submitted to it if structure/function claim notifications were either non-existent or so lacking in scientific support as to be plainly false.

In addition, the DSHEA authorizes the FDA to promulgate Current Good Manufacturing Practices ("cGMP") specific to the manufacture of dietary supplements, to be modeled after food cGMP. The Company currently manufactures its dietary supplement products pursuant to food cGMP.

Dietary supplements are also subject to the Nutrition, Labeling and Education Act ("NLEA"), which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in a product. NLEA prohibits the use of any health claim for dietary supplements unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA.

In certain markets, including the United States, claims made with respect to dietary supplements may change the regulatory status of the Company's products. For example, in the United States, the FDA could possibly take the position that claims made for some of the Company's products make those products new drugs requiring pre-approval by the FDA. The FDA could also place those products within the scope of its over-the-counter ("OTC") drug regulations and require it to comply with a published FDA OTC monograph. OTC monographs dictate permissible ingredients, appropriate labeling language and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. The Company does not at present sell OTC drug products. If the FDA were to assert that the Company's product claims cause them to be considered new drugs or fall within the scope of OTC regulations, the Company would be required to either, file a new drug application, comply with the applicable monographs, or change the claims made in connection with those products.

The FTC regulates the marketing practices and advertising of all the Company's products. In recent years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under Section 45 of the Fair Trade Commission Act and a false advertisement actionable under Section 52 of that Act. A false advertisement is one that is "misleading in a material respect." In determining whether an advertisement or labeling information is misleading in a material respect, the FTC determines not only whether overt representations and implied representations are false but also whether the advertisement fails to reveal material facts. Under the FTC's standard, any health benefit representation made in advertising must be backed by "competent and reliable scientific evidence" by which the FTC means:

         tests, analyses, research studies, or other evidence based upon the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted by the profession to yield accurate and reliable results.

The FTC has increased its review of the use of the type of testimonials that may be used to market the Company's products. The FTC requires competent and reliable evidence substantiating claims and testimonials at the time that such claims of health benefit are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although the FTC has never threatened an enforcement action against the Company for the advertising of its products, there can be no assurance that the FTC will not question the advertising for the Company's products in the future.

The Company believes that it is currently in compliance with all applicable government regulations. The Company cannot predict what new legislation or regulations governing the Company's operations will be enacted by legislative bodies or promulgated by agencies that regulate its activities. The Company recognizes that its industry has come under increased scrutiny, principally due to the FDA's investigation of the use of ephedrine alkaloids (ephedra). The FDA is expected to increase its enforcement activity against dietary supplements that the Agency considers violative of FFD&CA. In particular, the FDA is increasing its enforcement of DSHEA provisions. Those activities will be enhanced by the appropriation for increased FDA budgets for dietary supplement regulation enforcement.

The Company believes it may become subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities. It also believes the laws or regulations which are considered favorable may be repealed, or more stringent interpretations of current laws or regulations may be implemented. Any or all of such requirements could be a burden to the Company. Future regulations could require the Company to:

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

Many of the Company's competitors in the retailing segment have the financial resources to advertise freely, to promote sales and to produce sophisticated catalogs. In many cases, such competitors are able to offer price incentives for retail purchasers and offer participation in frequent buyers programs. Some retail competitors also manufacture their own products whereby they have the ability and financial incentive to sell their own product.

The Company intends to compete by stressing the quality of its manufacturing product, providing prompt service, competitive pricing of products in its marketing segment and by focusing on niche products in the international retail markets. We have also increased our advertising spending dollars to continue to promote our proprietary branded nutraceutical product line and have expanded our advertising medias to include radio and print. In our Pharmaceutical segment we have hired staff with the responsibility to increase our sales and marketing efforts in the contract services and manufacturing sectors and increased our exposure to the pharmaceutical community by attending targeted trade shows and training the staff to submit proposals and follow-up with their business contacts.

Research and Development Activities

The Company currently conducts research and development activities at its manufacturing facility, its wholly-owned contract research organization and through arrangements with third party research facilities. Its research and development activities are primarily involved in the research, development and commercialization of nutraceuticals, and naturally derived substances with nutritional, pharmacological or biotech properties. In the fiscal years ended June 30, 2006, 2005, and 2004, the Company expended $423,871, $389,254 and
$37,700, respectively, on research and development activities.

Environmental Compliance

The Company is subject to regulation under Federal, state and local environmental laws.

During the fiscal year ended June 30, 2003, the Company engaged an environmental consultant to assist in obtaining a no further action letter from the New Jersey Department of Environmental Protection ("NJDEP") with respect to its facility located at 201 Route 22, Hillside, New Jersey. The facility is used to blend vitamins and nutritional supplements for human consumption. The site contained two underground heating oil tanks ("USTs") which were abandoned and closed prior to 1986. The consultant has investigated the site and on February 4, 2004 filed a Preliminary Assessment/Site Investigation (PA/ST) Report. On July 29, 2004, the State of New Jersey's Department of Environmental Protection made the determination that no further action is necessary for the remediation of the site, and issued a NFA/CNS letter. The Company spent approximately $28,000 in related remediation costs.

While the Company believes that it is in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.

Employees

As of September 22, 2006, the Company had approximately 156 full time employees of whom 51 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement, which expires August 31, 2010. Approximately 50 employees are administrative and professional personnel, 36 are laboratory personnel and 70 employees are production and shipping personnel. Among the professional personnel, 2 employees are engaged in research and development. The Company considers its relations with its employees to be good.

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

Item 1A.   Risk Factors

Factors that May Affect the Future Results of our Business

Our revenue would decline significantly if we lose one or more of our most significant customers, which could have a significant adverse impact on us.

A significant portion of our revenues are concentrated among three customers, Herbalife International of America, Inc., Costco Wholesale, Inc. and Sam's Club. For the years ended June 30, 2006, 2005 and 2004, these customers represented approximately 86%, 80% and 71% of total revenue, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

We depend on our senior management, the loss of whom would have an adverse effect on us.

We presently are dependent upon the executive abilities of our Chairman of the Board, President and Chief Executive Officer, E. Gerald Kay, and our other executive officers. Our business and operations to date chiefly have been implemented under the direction of these individuals, who presently are, and in the future will be, responsible for the implementation of our anticipated plans and programs. While we have obtained key-man life insurance in the amount of $1.0 million on the life of E. Gerald Kay, with our company as the named beneficiary, the loss or unavailability of the services of one or more of our principal executives would have an adverse effect on us. We may encounter difficulty in our ability to recruit and ultimately hire any replacement or additional executive officers having similar background, experience and qualifications as those of our current executive officers.

There is no assurance that we will remain listed on an active trading market.

Although our common stock is quoted on the American Stock Exchange, there can be no assurance that we will, in the future, be able to meet all the requirements for continued quotation on that exchange. In the absence of an active trading market or if our common stock cannot be traded on the American Stock Exchange, our common stock could instead be traded on the OTC Bulletin Board or in the Pink Sheets. In such event, the liquidity and stock price in the secondary market may be adversely affected. In addition, in the event our common stock was de-listed; broker-dealers have certain regulatory burdens imposed upon them which may discourage them from effecting transactions in our common stock and hence, could further limit the liquidity of our common stock.

We may not receive approval for our pending patent applications for nutritional supplements, which could enable our competitors to use similar methods and processes.

We are the registered owner of fourteen (14) issued U.S. patents and several foreign patents directed to methods for accumulating metals in plant seedlings and nutritional formulations produced using the plant seedlings, or has rights to these patents in the field of nutritional supplements and one (1) issued patent directed to Virus-Induced Gene Slicing in Plants. In the area of protein production in plants, we also have ten (10) patent utility applications and five
(5) provisional applications pending before the U.S. Patent and Trademark Office and several foreign applications currently pending. We can give no assurance that we will be granted such patents. To the extent we are not granted such patents, our competitors could more easily produce plant-based proteins similar to ours.

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have entered into several agreements and arrangements described in our previous SEC public filings and to be fully described in our proxy statement for our 2006 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C., the merger with NuCycle Acquisition Corp., and the acquisition of the Paxis business from Trade Investment Services, LLC, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our Executive Officers and Directors beneficially own approximately 71% of our outstanding shares. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Our company, like other manufacturers, wholesalers and distributors of vitamin and nutritional supplement products and APIs, faces an inherent risk of exposure to product liability claims if, among other things, the use or ingestion of our products, result in sickness or injury. We currently maintain a product liability insurance policy that provides a total of $5.0 million of coverage per occurrence and $5.0 million of coverage in the aggregate. We also maintain a professional liability policy to insure our contract research services with similar insurance coverage. However, there can be no assurance that existing or future insurance coverage will be sufficient to cover any possible product liability risks or that such insurance will continue to be available to us on economically feasible terms.

Our nutraceutical products are manufactured using various raw materials consisting of vitamins, minerals, herbs, fruit extracts and other ingredients that we regard as safe when taken as recommended by us and that various scientific studies have suggested may provide health benefits. We could be adversely affected if any our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of our products.

There is no assurance that we will be able to produce Paclitaxel on a commercial scale.

Our InB:Paxis Pharmaceuticals, Inc. subsidiary uses botanical materials derived from the yew tree, or taxus canadensis, to produce Paclitaxel, a cancer therapy drug. Yew trees are in limited supply. Paxis has formed a joint venture with Chatham Biotec, Ltd. to produce extract and intermediate precursor Paclitaxel from Canadian Taxus trees. We can give no assurance that the joint venture will be successful in producing such Paclitaxel or that we can locate alternate sources of yew trees.

We may not be able to obtain raw materials used in certain of our manufactured products.

The principal raw materials used in the manufacturing process in the company's nutraceutical segment are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, gelatin capsules, coating materials, fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The gelatin capsules, coating materials and packaging materials are similarly widely available. The principal raw materials used in our pharmaceutical segment are made up of a variety of materials used to develop and manufacture Paclitaxel. We entered into a joint venture agreement with a raw material supplier for our Paxis subsidiary. We generally purchase our raw materials, on a purchase order basis, without long-term commitments.

Our principal suppliers in our Nutraceutical Segment are JD Moody Marketing Services, Inc., Triarco Industries, Inc., and DSM Nutritional Products, Inc. In connection with our Pharmaceutical Segment, botanical materials derived from the Canadian yew tree, or Taxus canadensis, are used to produce Paclitaxel. Canadian yew trees are in limited supply. Paxis has entered into a joint venture with Chatham Biotec, Ltd. to produce extract and intermediate precursor Paclitaxel from Canadian yew trees. We can give no assurance that the joint venture will be successful in producing such Paclitaxel extracts or intermediates, or that we can locate alternate sources of yew trees.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

On January 10, 1997, the Company entered into a lease agreement for approximately 75,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey. The facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's Chairman of the Board, and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease expires May 31, 2015 and provides for a base annual rental of $323,559 plus increases in real estate taxes and building expenses. At its option, the Company has the right to renew the lease for an additional five-year period.

The Company owns a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for Manhattan Drug's tablet manufacturing operations.

Paxis presently leases a manufacturing facility in Boulder, Colorado. The facility is comprised of 22,483 square feet located at 5555 Airport Blvd., Suite 200, Boulder, Colorado 80301. The lease expires in March 2007. Paxis is in discussions with its landlord to extend the lease.

InB:Hauser Pharmaceutical Services, Inc. leases two office facilities aggregating approximately 22,800 square feet used for both scientific laboratories and general office space. The office facilities are located at 6880 North Broadway Units A-L, Denver, Colorado 80221 and 6820 North Broadway Units R-S, Denver Colorado 80221. Both office facilities are leased through December 31, 2012.

On March 6, 2004, AgroLabs, Inc. entered into a two-year lease agreement for approximately 10,000 square feet of warehouse space in Grapevine, Texas. In June 2004, the Company modified the lease to increase the warehouse space to 16,000 square feet and in April 2005, the Company modified the lease to increase the warehouse space to 26,000 square feet and extended the expiration date of the lease term to March 2007. The facility is used for the storage and distribution of inventory for its liquid nutraceutical products, with approximately 4,500 square feet used for office space. The Company is currently evaluating its leasing options relating to this lease. In September 2006, the Company leased 22,000 square feet of additional warehouse space in a second location in Grapevine, Texas for a three-year period.

In October 2005, the Company sub-leased 466 square feet of office space in Dover, Delaware, which expires on September 30, 2006. Upon its one year anniversary, the lease converts to a month-to-month lease. The space is used to house the Company's InB:Biotechnologies, Inc. offices.

Item 3. Legal Proceedings

NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5.0 million. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs have filed a notice of appeal of that decision. Paxis plans to defend vigorously the remaining claim.

Pom Wonderful LLC v. Agrolabs, Inc., pending in the United States District Court for the Central District of California. Plaintiff commenced this action in December 2005 against us alleging trademark infringement of its "POM Wonderful" and related trademarks by our use of its supplier's registered trademark for "Pomella," which is the name of a pomegranate extract ingredient used in our "Naturally Pomegranate" nutritional supplement. We had purchased the pomegranate extract ingredient from a third party supplier, Geni Herbs, Inc. against whom the Plaintiff had filed a similar infringement action in June 2005 (Pom Wonderful LLC v. Geni Herbs, Inc., also pending in the Central District of California). We filed counterclaims against the Plaintiff for cancellation of its various trademarks. As the case was entering the early phases of discovery and we were seeking to consolidate the two actions and to file cross-claims against Geni Herbs, we learned that the Plaintiff and Geni Herbs were engaged in a mediation. As a result of our participation in the negotiations, both cases have been settled in principle. The parties are currently finalizing settlement agreements. The Company does not believe that there will be a material impact on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

On April 16, 2003, the Company's common stock began trading on the American Stock Exchange under the symbol INB.

Set forth below are the high and low closing prices of the Common Stock as reported on the American Stock Exchange:

COMMON STOCK [INB]                                           HIGH         LOW

FISCAL YEAR ENDED JUNE 30, 2005
First Quarter                                               $ 9.34      $  4.78
Second Quarter                                              $ 9.30      $  6.60
Third Quarter                                               $ 7.50      $  5.30
Fourth Quarter                                              $ 5.72      $  3.79

FISCAL YEAR ENDED JUNE 30, 2006
First Quarter                                               $ 3.50      $  1.60
Second Quarter                                              $ 4.69      $  2.50
Third Quarter                                               $ 8.50      $  3.90
Fourth Quarter                                              $ 9.17      $  6.70

Holders

As of June 30, 2006, there were approximately 1,000 holders of record of the Company's common stock.

Dividends

The Company has not declared or paid a dividend with respect to its common stock during the fiscal years ended June 30, 2006, 2005 or June 30, 2004 nor does the Company anticipate paying dividends in the foreseeable future.

The Company has paid dividends of $482,463, $490,000 and $101,692 with respect to its Series B Redeemable Convertible Preferred Stock during the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

The following table provides information as of June 30, 2006 about the Company's equity compensation plans:

                             Equity Compensation Plan Information

                       Number of         Weighted average        Number of
                      securities         exercise price of      securities
                    to be issued upon      outstanding           remaining
                      exercise of        options, warrants     available for
                      outstanding           and rights            future
                       options,                (b)               issuance
                     warrants and                               under equity
                        rights                                compensation plans
                         (a)                                     (excluding
                                                                 securities
                                                                 reflected
                                                               in column (a))
                    -----------------    ------------------   ------------------
Equity compensation
plans approved by
security holders            6,085,177    $             3.37            2,952,552

Equity compensation
plans not approved
by security holders                 -                     -                    -
                    -----------------    ------------------   ------------------
Totals                      6,085,177    $             3.37            2,952,552
                    =================    ==================   ==================

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The following table presents selected financial data for each of the five years in period ended June 30, 2006. The selected financial data was derived from the consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations" and "Liquidity and Capital Resources" and the consolidated financial statements and notes thereto.

                                                                            For the fiscal years ended June 30,
                                                     -------------------------------------------------------------------------------
                                                         2006             2005             2004             2003            2002
                                                     -------------   --------------    -------------   -------------   -------------
Statements of Operations:
Net sales                                            $  57,820,466   $   32,735,813    $  25,282,790   $  22,235,306   $  23,546,630
                                                     =============   ==============    =============   =============   =============
Operating Income                                     $  21,840,661   $    1,991,966    $   5,982,133   $   1,296,296   $     798,049
                                                     =============   ==============    =============   =============   =============
Net income (loss)                                    $   8,431,752   $  (8,580,233)    $ (5,340,147)   $     894,117   $   1,393,045
Deemed dividend from beneficial conversion
of Series B Preferred stock                              2,399,643        2,332,000          960,000               -               -
Series B Preferred stock dividend                          482,463          490,000          101,692               -               -
                                                     -------------   --------------    -------------   -------------   -------------
Net income (loss) applicable to
common shareholders                                  $   5,549,646   $ (11,402,233)    $ (6,401,839)   $     894,117   $   1,393,045
                                                     =============   ==============    =============   =============   =============
Financial Position:
Total Assets                                         $  37,604,864   $   26,242,471    $  31,813,426   $  20,827,237   $  10,006,835
                                                     =============   ==============    =============   =============   =============
Notes and loan payable                               $   4,669,550   $    4,672,260    $   4,672,260   $           -   $       3,568
                                                     =============   ==============    =============   =============   =============
Working Capital                                      $  15,072,408   $    7,436,071    $  12,913,661   $  14,804,546   $   4,899,564
                                                     =============   ==============    =============   =============   =============
Stockholders' Equity                                 $  20,634,925   $   12,828,896    $  23,937,038   $  18,255,435   $   7,284,775
                                                     =============   ==============    =============   =============   =============
Other Data:
Capital expenditures                                 $     351,026      $ 1,655,137    $   3,519,586   $     397,604   $     318,541
                                                     =============   ==============    =============   =============   =============
Weighted-average shares outstanding                     12,832,737       12,610,975       11,107,520       7,765,051       6,228,720
                                                     =============   ==============    =============   =============   =============
Weighted-average shares outstanding -
assuming dilution                                       16,231,365       12,610,975       11,107,520      10,420,964       7,114,970
                                                     =============   ==============    =============   =============   =============
Net income (loss) per common share:
Basic                                                $        0.43   $       (0.90)    $      (0.58)   $        0.12   $        0.22
                                                     =============   ==============    =============   =============   =============
Diluted                                              $        0.34   $       (0.90)    $      (0.58)   $        0.09   $        0.20
                                                     =============   ==============    =============   =============   =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth under this caption constitute "forward-looking statements." See "Disclosure Regarding Forward-Looking Statements" on page 1 of this Report for additional factors relating to such statements.

Effective July 1, 2005, the Company no longer qualified as a small business registrant as the result of its revenues exceeding $25.0 million for the prior two fiscal years. Accordingly, effective July 1, 2005, the Company began to comply with the reporting requirements of Regulation S-K instead of Regulation S-B.

During the fiscal year ended June 30, 2006, the Company changed its reporting segments to Nutraceuticals, Pharmaceuticals and Biotechnologies from Nutraceutical, Pharmaceutical and Technical Services. The Company currently manages its business in these segments. The prior year reported data as been reclassified to conform to the current year presentation.

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

For the fiscal years ended June 30, 2006, our Pharmaceuticals segment incurred net losses of approximately $5.0 million, and $10.2 million, which included impairment charges of $3.6 million, in the fiscal year ended June 30, 2005. On July 1, 2005, we announced a reduction in the rate of production of Paclitaxel, an Approved Pharmaceutical Ingredient ("API") and a corresponding reduction in the Company's workforce. We continue to monitor the ongoing costs of operating the Paxis facility. In the fiscal year ended June 30, 2006, we hired a director of marketing for our Pharmaceuticals segment whose main objective is to market our research and manufacturing capabilities and to work with our staff in implementing a strategic sales and marketing plan. We continue to see an increase in our proposal activity and an expansion in our potential customer base in our Pharmaceutical segment since implementing this strategic sales and marketing plan. In the fourth quarter of fiscal year ended June 30, 2006, our Paxis subsidiary entered into a supply agreement with a European generics manufacturing company with extensive sales, marketing, and distribution channels in the European Community, Eastern Europe, the United Kingdom and the United States. The agreement provides for minimum purchases during the first year of at least $2.4 million of Paxis' API product. Paxis made its first shipment under the supply agreement in August 2006. The Company can give no assurance that Paxis can be operated profitably.

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

o        sales returns and allowances;
o        allowance for doubtful accounts;
o        inventory valuation;
o valuation and recoverability of long-lived and intangible assets and goodwill, including the values assigned to acquired intangible assets;
o        income taxes and valuation allowances on deferred income taxes; and
o accruals for, and the probability of, the outcome of current litigation.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Allowances for Doubtful Accounts and Sales Returns

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding amounts. We continuously monitor payments from our customers and maintain allowances for doubtful accounts for estimated losses in the period they become known.

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of June 30, 2006, the allowance for doubtful accounts was $125,000. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $58,400 of income or expense.

Inventory Valuation

Inventories are stated at the lower of cost or market ("LCM"), which reflects management's estimates of net realizable value. The inventory amounts are composed primarily of inventory items in both the nutraceutical and pharmaceutical segments of business. As a result of our nutraceutical inventory being manufactured primarily on a purchase order basis, the quantity of both raw materials and finished goods inventory provides for minimal risk for potential overstock or obsolescence. Our pharmaceutical inventory is valued at market values, which is lower than our cost basis.

Mail order inventory is expiration date sensitive. The Company reviews this inventory and considers sales levels (by SKU), term to expiration date, potential for retesting to extend expiration date and evaluates potential for obsolescence or overstock.

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. If our estimates used to value inventory were off by one percent of the total inventory balance, the impact would be an additional $110,000 of income or expense.

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

Goodwill and Other Intangible Assets

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized against earnings, but instead tested for impairment at least annually based on a fair-value approach as described in SFAS 142.

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

Deferred Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" (SFAS 109"). SFAS 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences and events that have been recognized in the Company's financial statements or tax returns. In the fiscal year ended June 30, 2006, the Company recognized an income tax benefit, net of approximately $3.4 million. The income tax benefit was primarily the result of the change in the Company's valuation reserve of $3.2 million on its deferred tax assets. In the fourth quarter ended June 30, 2006, the Company, based on current factors relating to its business environment, including among other factors, the Company securing a supply agreement and increasing its marketing activities in its contract services business in its Pharmaceutical segment and the continued expansion and proven success in its branded propriety nutraceutical product line, the Company had reasonable belief that it will have future federal taxable income which will allow the Company to realize its deferred tax assets in the near future and consequently, it released the portion of its valuation allowance relating to those assets.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company's earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

General

The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 101. The Company recognizes product sales revenue, the prices of which are fixed and determinable, when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, charge-backs and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these items are presented in the consolidated financial statements as reductions to sales. The Company's net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, charge-backs and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company's products, as well as gross margins of acquired entities.

Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

                                                     For the Fiscal Year Ended June 30,
                                                 -------------------------------------------
                                                     2006           2005           2004
                                                 -------------  -------------   ------------
Sales, net                                              100.0%         100.0%         100.0%

Costs and expenses:
Cost of sales                                            62.2%          93.9%          76.7%
                                                 -------------  -------------   ------------
Selling and administrative:
Impairment charge                                            -           3.4%              -
INB:Paxis Phamaceuticals, Inc. start up costs                -              -          24.5%
Selling and administrative                               28.9%          36.6%          21.0%
                                                 -------------  -------------   ------------
Total selling and administrative                         28.9%          40.0%          45.5%
                                                 -------------  -------------   ------------
Total costs and expenses                                 91.2%         133.9%         122.2%
                                                 -------------  -------------   ------------
Income (loss) from operations                             8.8%        (33.9%)        (22.2%)
                                                 -------------  -------------   ------------

Other income (expense):
Gain on settlement of lawsuit                                -           7.6%              -
Interest expense                                        (0.6%)         (0.5%)         (0.4%)
Other income                                              0.1%           0.4%           1.5%
Interest and investment income                            0.1%           0.2%           0.3%
                                                 -------------  -------------   ------------
                                                        (0.4%)           7.7%           1.4%
                                                 -------------  -------------   ------------
Income (loss) before income taxes                         8.4%        (26.3%)        (20.8%)

Federal and state income tax (benefit) expense          (5.8%)         (0.1%)           0.3%
                                                 -------------  -------------   ------------

Income (loss) before minority interest                   14.2%        (26.2%)        (21.1%)

Minority interest                                         0.3%           0.0%              -
                                                 -------------  -------------   ------------

Net income (loss)                                        14.6%        (26.2%)        (21.1%)

Deemed dividend from beneficial conversion
feature of Series B Preferred Stock                     (4.2%)         (7.1%)         (3.8%)
Series B Preferred Stock dividend                       (0.8%)         (1.5%)         (0.4%)
                                                 -------------  -------------   ------------

Net income (loss) allocable to common
shareholders                                             9.6%         (34.8%)        (25.3%)
                                                 =============  =============   ============


Year ended June 30, 2006 Compared to the Year ended June 30, 2005

Sales, net. Net Sales for the fiscal year ended June 30, 2006 and 2005 were $57.8 million and $32.7 million, respectively, an increase of $25.1 million or 76.6%. The increase is comprised of the following:

                                                      Fiscal Year Ended              Dollar Increase      Percentage
                                                           June 30,                     (Decrease)          Change
                                             -------------------------------------   -----------------   --------------
                                                   2006                2005            2006 vs 2005      2006 vs 2005
                                             -----------------    ----------------   -----------------   --------------

Nutraceutical - US Customers                 $      45,642,071    $     25,744,762   $      19,897,309            77.3%
Nutraceutical - International Customers              9,936,896           5,807,611           4,129,285            71.1%
                                             -----------------    ----------------   -----------------   --------------
Total Nutraceutical                                 55,578,967          31,552,373          24,026,594            76.1%
Pharmaceutical                                       2,222,819           1,162,358           1,060,461            91.2%
Biotechnologies                                         18,680              21,082             (2,402)          (11.4%)
                                             -----------------    ----------------   -----------------   --------------

Total                                        $      57,820,466    $     32,735,813   $      25,084,653            76.6%
                                             =================    ================   =================   ==============

Our increase in net sales is primarily attributable to the increase in sales in our branded proprietary nutraceutical products. Net sales of such products increased from $14.3 million in the fiscal year ended June 30, 2005 to $36.2 million in the fiscal year ended June 30, 2006, an increase of approximately $21.9 million or 153.3%. We were able to achieve this increase in sales by increasing our advertising through participation in strategic product placement programs, offering manufacturing coupons at point of sale and with adding additional products sold under our branded proprietary nutraceutical product line. We spent $3.3 million on this type of advertising in the fiscal year ended June 30, 2006 as compared to approximately $1.1 million for the comparable 2005 period. These trade promotional and marketing costs were recorded as a reduction to net sales. Net sales in our other nutraceutical business lines increased to $19.3 million in the fiscal year ended June 30, 2006 from $17.3 million in the fiscal year ended June 30, 2005, an increase of approximately $2.0 million or 11.5%. This increase is primarily the result of increased sales in our contract manufacturing business.

The increase in net sales in our Pharmaceutical business segment is a direct result of us owning Hauser for the full fiscal year ended June 30, 2006 versus nine and a half months for the comparable 2005 period. Prior to acquiring substantially all the assets of Hauser, Hauser was operating while in bankruptcy and had experienced a substantial loss in its customer base. Since our acquisition we have experienced an increase in sales and are beginning to see results from the hiring of a director of sales and marketing and from Hauser having the financial backing required to maintain its existing customer base and to attract new business. Additionally, our Paxis subsidiary contributed approximately 50% to the Pharmaceutical segment in the fiscal year ended June 30, 2005 with substantially no sales in the fiscal year ended June 30, 2006.

Our gross profit of $21.8 million for the fiscal year ended June 30, 2006 was $19.9 million higher than gross profit for the fiscal year ended June 30, 2005 of $2.0 million. Our Nutraceutical segment's gross profit increased from 25.1% in the fiscal year ended June 30, 2005 to 40.8% in our fiscal year ended June 30, 2006 as our product mix shifted. Our branded propriety nutraceutical products, which tend to contribute a higher gross profit than our contract manufacturing business, represented 44.3% of our sales in the fiscal year ended June 30, 2005, increased to 62.6% of our sales in the fiscal year ended June 30, 2006.

For the fiscal year ended June 30, 2006, our Pharmaceutical business segment produced an operating loss of approximately $4.7 million, a significant improvement ($5.5 million) from the fiscal year ended June 30, 2005 operating loss of $10.2 million (gross profit loss of approximately $5.5 million). The operating loss in our fiscal year ended June 30, 2005 included an impairment charge of $2.5 million taken on the fixed assets of our Paxis subsidiary with no comparable charge in the fiscal year ended June 30, 2006. The remaining decrease of $2.6 million is comprised of cost reductions in the Paxis subsidiary of $1.4 million and increased gross profits of $1.2 million in our Hauser subsidiary.

Our Biotechnologies segment did not significantly contribute to our gross profits in the fiscal years June 30, 2006 and 2005.

For the fiscal years ended June 30, 2006, approximately 86% of revenues were derived from three customers as compared to two customers representing 76% of revenues for the fiscal year ended June 30, 2005. The loss of any of these customers would have an adverse affect on the Company's operations.

Cost of sales. Cost of sales increased to $36.0 million for the fiscal year ended June 30, 2006, as compared to $30.7 million for the fiscal year ended June 30, 2005. Cost of sales decreased as a percentage of sales to 62% for the fiscal year ended June 30, 2006 as compared to 94% for the fiscal year ended June 30, 2005. The decrease of 32% in cost of sales was due to the increase in sales of the Company's branded proprietary nutraceutical products, which cost less than our other product lines in our nutraceutical business segment. For the fiscal year ended June 30, 2006, 9% of the cost of sales or $3.2 million was attributable to sales of approximately $2.4 million in our Pharmaceutical business segment; excluding this segment, our cost of sales would have been 59%. For the fiscal year ended June 30, 2005, cost of sales would have been 75%, excluding $7.1 million of cost of sales attributable to the Pharmaceutical business segment on sales of approximately $1.2 million or approximately 4% of total sales for that period.

Selling and Administrative Expenses. Selling and administrative expenses were $16.7 million for the fiscal year ended June 30, 2006, an increase of $3.6 million or 27.7% as compared with $13.1 million for the fiscal year ended June 30, 2005. As a percentage of sales, net, selling and administrative expenses were 28.9% for the fiscal year ended June 30, 2006 and 40.0% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                              Fiscal Year Ended            Dollar Increase    Percentage
                                                   June 30,                  (Decrease)         Change
                                       ---------------------------------   ---------------   --------------
                                            2006              2005          2006 vs 2005     2006 vs 2005
                                       ---------------   ---------------   ---------------   --------------
Advertising                            $     3,400,621   $       840,662   $     2,559,959           304.5%
Salaries                                     2,885,935         2,652,400           233,535             8.8%
Consulting & Other Professional Fees         1,667,791         2,066,932         (399,141)          (19.3%)
Indirect Expenses                            1,237,344           746,931           490,413            65.7%
Insurance                                      934,243           220,646           713,597           323.4%
Office expense                                 864,492           348,577           515,915           148.0%
Commissions                                    784,612           377,224           407,388           108.0%
Auto, Travel & Entertainment                   745,278           959,746         (214,468)          (22.3%)
Employee Benefits                              652,974           583,205            69,769            12.0%
Depreciation & Amortization                    619,185           611,873             7,312             1.2%
Office Rent                                    577,539           514,117            63,422            12.3%
Research & Development                         423,871           389,254            34,617             8.9%
Compensation expense for employee
stock options                                  413,082                 -           413,082           100.0%
Bad debt expense                               101,395           581,496         (480,101)          (82.6%)
Loss on impairment                                   -         1,122,247       (1,122,247)         (100.0%)
Other                                        1,429,157         1,089,157           340,000            31.2%
                                       ---------------   ---------------   ---------------   --------------
Total                                  $    16,737,519   $    13,104,467   $     3,633,052            27.7%
                                       ===============   ===============   ===============   ==============

Advertising expense represented approximately 5.9% of net sales in the fiscal year ended June 30, 2006 or $3.4 million, compared to 2.6% of net sales for the fiscal year ended June 30, 2005 or $841,000, an increase of $2.6 million or 304.5%. Advertising expense increased as a result of additional products in our branded proprietary nutraceutical business and the expansion of our customer base for such products in the 2006 period. We also introduced new medias of advertisement in the fiscal year ended June 30, 2006, such as radio, with no comparable expenditure in the fiscal year ended June 30, 2005.

Salaries increased by approximately $233,500 or 8.8%, primarily as the result of increased salaries aggregating approximately $262,000 with the addition of two corporate officers added to the payroll; and salary increases, incentive bonus payments and hiring of additional staff of approximately $73,400 for the fiscal year ended June 30, 2006 in our Nutraceutical segment, with no comparable expenses in the fiscal year ended June 30, 2005. These increases were offset in part by a net decrease in salaries in the Pharmaceutical segment of $96,000 resulting from an increase of $213,000 from our Hauser subsidiary being included in our results of operations for the full fiscal year in 2006 versus only nine and one-half months in the fiscal year ended June 30, 2005, offset by savings of $309,000 from the reduction in work force from our Paxis subsidiary occurring in the fiscal year ended June 30, 2006. Employee benefits increased by approximately $70,000 or 12% and represented approximately 22% of total salaries in both fiscal years ended June 30, 2006 and 2005.

Consulting fees and other professional fees decreased by an aggregate amount of approximately $399,000 or 19.3%. The decrease is primarily attributable to our decreased use in outside business consultants of approximately $151,700 in the fiscal year of June 30, 2006; secondarily, as a result of the termination of an agreement made on July 8, 2004 in the fiscal year ended June 30, 2005 with a consultant, whose services were not replaced in the comparable 2006 period, which resulted with the issuance of 27,000 shares of common stock with a corresponding consulting fee expense of $186,300; and thirdly, a decrease of $50,000 in management fees in our Pharmaceutical segment.

Indirect expenses increased by approximately $490,000 mostly as the result of our Hauser subsidiary having a full year of results in the 2006 period and nine and a half months in the comparable 2005 period. Indirect expenses include costs that are not billable to clients, including non-billable time, laboratory expenses and other related costs.

Insurance costs increased to approximately $934,000 in the fiscal year ended June 30, 2006 from approximately $221,000 in the fiscal year ended June 30, 2005, or approximately $713,600. The significant portion of our insurance costs is product liability insurance, which increased in the fiscal year ended June 30, 2006 by approximately $367,000, a direct result from increased sales. The remaining increases are the result of a change in allocation between manufacturing costs and general and administrative costs of approximately $292,000 and general premium increases of approximately $55,000.

Office expenses increased by approximately $516,000 or 148.0% in the fiscal year ended June 30, 2006 as compared to the comparable 2005 period. The primary increase in office expense is the result of an increase of approximately $468,000 in printing and marketing expenses for our branded propriety nutraceutical business. Office rent was approximately $577,600 in the fiscal year ended June 30, 2006 compared to approximately $514,200 in the fiscal year ended June 30, 2005, an increase of approximately $63,000 or 12.3% primarily as a result of the addition of Hauser for the full fiscal year ended June 30, 2006 compared to nine and a half months for the fiscal year ended June 30, 2005, offset in part by an decrease in energy costs in the Company's headquarters in Hillside, New Jersey due to certain energy rebates received from the utility companies for installing energy efficient heating and lighting fixtures. Our utility costs in our Hillside facility are included in our monthly rent charges from our landlord.

Commission expense increased in both absolute dollars and as a percentage of sales, net. For the fiscal year ended June 30, 2006, commissions represented 1.4% of sales, net compared to 1.2% for the fiscal year ended June 30, 2005, the increase as a percentage of sales of 0.2% is primarily due to the increased sales in our branded proprietary nutraceutical business whereby we pay broker commissions on net sales to a majority of our customer base.

Auto, travel and entertainment expenses decreased by approximately $214,000 in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005 primarily as a result of decreased travel from our corporate headquarters in New Jersey to our Paxis and Hauser facilities in Colorado.

Our research and development costs increased by approximately  $35,000 from the fiscal year ended June 30, 2005 compared to the fiscal year ended June 30, 2006 primarily as a result of reaching several milestones in our flu vaccine studies and our ongoing Anthrax study, which triggered additional research and development payments of approximately $258,500 in the fiscal year ended June 30, 2006, offset by the downsizing of our Paxis subsidiary which incurred approximately $202,000 less in research and development cost in fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, the Company recognized $413,082 in compensation expense for employee stock options in the fiscal year ended June 30, 2006 with no comparable cost for the fiscal year ended June 30, 2005.

Bad debt expense decreased by $480,000 to approximately $101,000 in the fiscal year ended June 30, 2006 from approximately $581,000 in the fiscal year ended June 30, 2005 or 82.6%. In the fiscal year ended June 30, 2005, the Nutraceutical segment had an isolated customer with an accounts receivable balance of approximately $575,000, whereby it was determined that the customer was unable to pay for the products it purchased from us. Absent this unusual occurrence, the Company has not incurred any substantial bad debt expense.

In the fiscal year ended June 30, 2005, the Company incurred an impairment charge of $1.1 million relating to its Paxis subsidiary. The impairment charges consisted of write-offs relating to its carrying amount of the Paxis intellectual property, license fee and goodwill with no related charge in the fiscal year ended June 30, 2006.

Other income (expense). Other income (expense) was a net expense of $221,616 for the fiscal year ended June 30, 2006 as compared to net income of $2.5 million for the comparable period a year ago. Absent a cash payment settlement on a lawsuit received in the amount of $2,475,322 in connection with a multi-district class action brought on behalf of the Company and other direct purchasers of vitamin products, in which the plaintiffs alleged violations of
Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws, other income (expense) would have decreased by approximately $192,000. The decrease of approximately $192,000 was attributable to an increase in interest expense of $190,000 due to the ongoing increase in the LIBOR rate, a decrease in consulting fee income of $70,000 resulting from a decrease in the time spent on consulting for an unrelated third party and an increase in investment income of $8,400.

Income tax (benefit). In the fiscal year ended June 30, 2006, the Company recognized an income tax benefit of $3.4 million compared to approximately $27,300 of income tax benefit in the fiscal year ended June 30, 2005. The significant increase in the income tax benefit was the result of a change in the Company's valuation allowance on its deferred tax assets of approximately $5.0 million. In the fourth quarter ended June 30, 2006, the Company, based on current factors relating to its business environment, including among other factors, the Company securing a supply agreement and increasing its marketing activities in its contract services business in its Pharmaceutical segment and the continued expansion and proven success in its branded propriety nutraceutical product line, the Company had reasonable belief that it would realize its deferred tax assets in the near future and consequently, it released the portion of its valuation allowance relating to those assets.

Year ended June 30, 2005 Compared to the Year ended June 30, 2004

The Company's net loss for the year ended June 30, 2005 was $(8.6) million as compared to net loss of $(5.3) million for the year ended June 30, 2004. This increase in net loss of approximately $3.3 million is primarily the result of a decrease in gross profit of approximately $3.9 million, an increase in selling and administrative expenses of approximately $1.6 million, and an increase in other income of approximately $2.5 million and a decrease in federal income and state income taxes of approximately $115,000.

Sales for the years ended June 30, 2005 and 2004 were $32.7 million and $25.3 million, respectively, an increase of approximately $7.4 million or 29%. This increase was due to the introduction of new nutraceutical products and the increase in sales related to the InB:Paxis Pharmaceuticals, Inc. and InB:Hauser, Inc. subsidiaries. Gross profit for the year ended June 30, 2005 was $3.9 million lower than gross profit for the year ended June 30, 2004. This decrease in gross profit was attributable to the inclusion of Paxis manufacturing expenses of $4.4 million and an impairment loss of $2.5 million. Exclusive of the Paxis subsidiary, the gross profit percentage for the year ended June 30, 2005 was 26% and 23% for the year ended June 30, 2004. For the years ended June 30, 2005 and 2004, approximately 76% and 71% of revenues were derived from two customers. The loss of these customers would have an adverse affect on the Company's operations.

Nutraceutical sales for the year ended June 30, 2005 and 2004 were $31.1 million and $25.3 million, respectively, an increase of $5.8 million or 23%.

On September 16, 2004, the Company completed the purchase of substantially all of the assets of Hauser Technical Services, Inc. and Hasuer, Inc. Sales for the ten months ended June 30, 2005 were approximately $1.1 million.

Paxis completed setting up its manufacturing facilities and operations and began production in the fourth quarter of 2004. In anticipation of fulfilling orders, Paxis built up raw material and work in process inventories of approximately $3.2 million. Sales for the year ended June 30, 2005 totaled $550,007.

Cost of sales increased to $30.7 million in fiscal 2005 as compared to $19.4 million for fiscal 2004. Cost of sales increased as a percentage of sales to 94% for the year ended June 30, 2005 as compared to 77% for the year ended June 30, 2004. The increase in cost of sales was due to the inclusion of approximately $5.0 million attributable to both Paxis and Hauser. Exclusive of Paxis and Hauser, cost of sales would have been 74% for the year ended June 30, 2005.

A tabular presentation of the changes in selling and administrative expenses is as follows:

                                       Year Ended June 30,
                                      2005             2004            Change
                                 ---------------  ---------------  ----------------
Advertising Expense              $       840,662  $       175,728  $       664,934
Bad Debt Expense                         581,496            5,858          575,638
Royalty & Commission Expense             377,224          141,132          236,092
Officers Salaries                        469,548          455,609           13,939
Auto, Travel & Entertainment             959,746          808,979          150,767
Office Salaries                        2,182,852          995,681        1,187,171
Depreciation & Amortization              611,873          306,426          305,447
Consulting Fees                          867,642          287,055          580,587
Regulatory Fees                           43,834           65,762          (21,928)
Professional Fees                        860,847          679,200          181,647
Research & Development Expense           389,254           37,672          351,582
Indirect labor                           746,931               --          746,931
Office rent                              514,117          146,615          367,502
Employee benefits                        465,042          188,391          276,651
Other                                  2,071,152        1,010,126        1,061,026
Paxis Pharmaceuticals, Inc.                   --        6,197,244       (6,197,244)
Impairment charge                      1,122,247               --        1,122,247
                                 ---------------  ---------------  ----------------
Total                            $    13,104,467  $    11,501,478  $     1,602,989
                                 ===============  ===============  ================

The increase in advertising expense is due to an increase in print advertising relating to the sales in the company's Agrolabs, Inc. subsidiary. The increase in bad debt expense is due to certain accounts receivable balances that were determined to be uncollectible. Royalty and commission expense increased as a result of increased sales in the company's nutraceutical segment. Office salaries have increased due to the inclusion of Paxis and Hauser salary expenses reflected in the twelve months. The increase in depreciation and amortization expense was a result of the inclusion of Paxis expenses. Consulting fees increased as a result of the termination of the agreement made on July 8, 2004, which resulted with the issuance of 27,000 shares of common stock and an increase in sales promotion costs. The increase in research and development expense was attributable to the inclusion of Paxis expenses reflected in the twelve months and the acquisition of NuCycle Therapy, Inc. in February of 2003. The increase in indirect labor, office rent and employee benefits is due to the InB:Hauser Pharmaceutical Services, Inc acquisition on September 16, 2004.

Other income (expense) was $(2.5) million for the year ended June 30, 2005 as compared to $356,886 for the same period a year ago, a decrease of $2.1 million. The increase was primarily attributable to a $2.5 million cash payment in connection with a multidistrict class action brought on behalf of the Company and other direct purchasers of vitamin products, in which the plaintiffs alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anticompetitive conduct violation of various federal and state laws and a decrease in other income of approximately $240,000.

Seasonality

The Company's results of operations in its Pharmaceuticals and Biotechnologies segments are not significantly affected by seasonal factors. The Nutraceutical business segment tends to be seasonal. The Company has found that in its first fiscal quarter ending in September, orders for its branded proprietary nutraceutical products slow (absent the addition of new customers with a significant first time order), as buyers in their markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in the Company's second fiscal quarter, ending in December, orders for its products increase as the demand for the Company's branded nutraceutical products seems to increase in late December to early January as consumers become health conscious as they enter the new year.

The Company believes that there are other non-seasonal factors that also may also influence the variability of quarterly results including, but not limited to, general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. In addition, our recent growth has caused additional variability in our quarterly results. Accordingly, a comparison of the Company's results of operations from consecutive periods is not necessarily meaningful, and the Company's results of operations for any period are not necessarily indicative of future periods.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are cash generated from operations. The Company also has a $15.0 million credit facility available through August 31, 2007, with a one year renewal option at the lender's discretion. The Company's principal uses of cash have been to finance working capital, acquisitions, capital expenditures and preferred series B stock dividend payments. The Company anticipates these uses will continue to be its primary uses of cash in the future.

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities:

                                                                 For the fiscal year ended June 30,
                                                        -----------------------------------------------------
                                                             2006               2005              2004
                                                        ---------------    ---------------   ----------------
Net cash provided by (used in) operating activities     $     4,677,885    $   (4,538,126)   $    (7,216,690)
                                                        ===============    ===============   ================
Net cash used in investing activities                   $   (1,217,898)    $   (2,180,503)   $    (5,811,334)
                                                        ===============    ===============   ================
Net cash (used in) provided by financing activities     $     (140,704)    $     (401,864)   $     12,169,680
                                                        ===============    ===============   ================
Cash and cash equivalents at end of year                $     5,746,836    $     2,427,553   $      9,548,046
                                                        ===============    ===============   ================

Days sales in inventory                                              84                107                 87
                                                        ===============    ===============   ================
Inventory turnover                                                  4.3                3.4                4.2
                                                        ===============    ===============   ================

At June 30, 2006, the Company's working capital was $15.1 million, an increase of $7.6 million over working capital of $7.4 million at June 30, 2005. Cash and cash equivalents were $5.7 million at June 30, 2006, an increase of $3.3 million from June 30, 2005. In the fiscal year ended June 30, 2006, we provided $4.7 million of cash from our operating activities compared to using $4.5 million of cash in operations in the fiscal year ended June 30, 2005, an increase of $9.2 million. Our improved cash position is directly attributable to having net income, as adjusted for non-cash items, of approximately $5.9 million in the fiscal year ended June 30, 2006 compared to a net loss, as adjusted for non-cash items, of approximately $3.1 million an increase of $9.0 million. Non-cash items include deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options. The Company believes that anticipated sales for next year, current cash balances and our existing credit facility should meet our cash needs for operations and contractual commitments in fiscal 2007.

The increase in cash generated from investing activities of approximately $963,000 is primarily due to the decrease in the purchase of property and equipment from the fiscal year ended June 30, 2005 to 2006 of $1.3 million.

The increase in cash generated from financing activities of approximately $261,000 is primarily due to the increase in proceeds from the exercise of stock options of $166,000 from the fiscal year ended June 30, 2005 to 2006.

The Company's total annual commitments at June 30, 2006 for long term non-cancelable leases of approximately $989,200 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The following table sets forth the Company's future commitments as of June 30, 2006:

                                                  Obligation
                 ---------------------------------------------------------------------------

                 Non-cancellable
Year ending           Lease           Contractual            Credit
June 30,           Obligations        Commitments           Facility             Total
---------------  ----------------   ----------------    ----------------    ----------------
2007             $        989,200   $      1,575,000    $              -    $      2,564,200
2008                      696,600          1,150,000           5,000,000           6,846,600
2009                      681,000            100,000                   -             781,000
2010                      550,100            100,000                   -             650,100
2011                      519,700                  -                   -             519,700
Thereafter              1,556,800                  -                   -           1,556,800
                 ----------------   ----------------    ----------------    ----------------
Total            $      4,993,400   $      2,925,000    $      5,000,000    $     12,918,400
                 ================   ================    ================    ================

The Company believes it sources of cash will be sufficient to fund its operations and meet its cash requirements to satisfy its working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with its existing operations over the next twelve months. If any of the Company's Series B preferred shares are outstanding on April 20, 2007 (the maturity date), the Company will have to either (i) convert such preferred shares at a conversion rate determined by dividing 115% of the conversion amount being converted by the applicable conversion price as of the maturity date for such preferred shares or (ii) redeem such preferred shares for an amount in cash per preferred share equal to the conversion amount. The Company is required to give sixty (60) days written notice to each holder of Series B shares, which shall state our election. The Company can redeem (a current liquidiation value of $6,750,000) or cause a conversion of all or a portion of the Series B shares. The Company is permitted to use its $15.0 million credit facility to redeem the Series B preferred shares if it so elects. The Company's ability to fund these requirements will depend on its future operations, performance and cash flow and is subject to prevailing economic conditions and financial business and other factors, some of which are beyond the Company's control. In addition, as part of the Company's strategy, it may pursue acquisitions and investments that are complementary to its business. Any material future acquisitions or investments will likely require additional capital and therefore, the Company cannot predict or assure that additional funds from existing sources will be sufficient for such future events.

Capital Expenditures

The Company's capital expenditures during the fiscal year ended 2006, 2005 and 2004 were $351,026, $1,649,756 and $3,519,586, respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment in its Paxis and Hauser subsidiary.

The Company has budgeted approximately $500,000 for capital expenditures for fiscal 2007. The total amount is expected to be funded from cash provided from its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Accounting Pronouncement

Refer to Note 2 in our consolidated financial statements in Item 8, which can be found at page F-1, herein.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates and foreign currency exchange rates, primarily with respect to the Canadian Dollar in its customer receivables. The Company's use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. We performed a sensitivity analysis to determine the impact of fluctuations on interest rates relating to our outstanding variable debt. If interest rates varied by plus or minus one percent our income would be higher or lower in the amount of $45,000 per annum.

Item 8. Financial Statements

For a list of financial statements filed as part of this report, see the index to financial statements at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

There have been no changes in our internal controls over financial reporting during the year ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2006.

Item 11. Executive Compensation

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2006.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2006.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company's Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2006.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules

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

10.8 Promissory Note dated August 6, 2003 by and between Integrated BioPharma, Inc. and Bank of America (4)

10.9 Securities Purchase Agreement dated April 19, 2004 by and between Integrated BioPharma, Inc. and the Buyers listed therein re: Series B Redeemable Convertible Preferred Stock Offering (6)

10.10 Registration Rights Agreement dated April 19, 2004 by and between Integrated BioPharma, Inc. and the Buyers listed therein re: Series B Redeemable Convertible Preferred Stock Offering (6)

10.11 Loan Agreement, dated September 1, 2006, between Integrated BioPharma, Inc. and Amalgamated Bank (12)

14     Code of Ethics (11)

21     Subsidiaries of the Registrant (13)

31.1 Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13).

31.2 Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13).

32.1 Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13).

32.2 Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13).

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

(12) Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2006.

(13)   Filed herewith.

Item 8:  Financial Statements

                 INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2006 AND 2005 AND
             FOR THE FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004


                                      INDEX


Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Statements of Operations for the fiscal years
ended June 30, 2006, 2005 and 2004...........................................F-3

Consolidated Balance Sheets as of June 30, 2006 and 2005 ....................F-4

Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 2006, 2005 and 2004...................................F-5 ... F-6

Consolidated Statements of Cash Flows for the fiscal years ended ended June 30, 2006, 2005 and 2004...........................................F-7

Notes to Consolidated Financial Statements .........................F-8 ... F-28

                 INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2006 AND 2005 AND
             FOR THE FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

             Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Integrated Biopharma, Inc. and its Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Biopharma, Inc. and its Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the period ended June 30, 2006, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.



s/ Amper, Politziner, & Mattia P.C.


September 18, 2006

Edison, New Jersey

                                          INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                                                                2006              2005               2004
                                                                           ---------------   ----------------   ----------------
Sales, net                                                                 $   57,820,466    $    32,735,813    $    25,282,790

Cost of sales, including impairment charge of $2,542,885 in 2005               35,979,805         30,743,847         19,390,657
                                                                           ---------------   ----------------   ----------------

Gross profit                                                                   21,840,661          1,991,966          5,892,133
                                                                           ---------------   ----------------   ----------------
Selling and administrative expenses:
Impairment charge                                                                       -          1,122,247                  -
INB:Paxis Pharmaceuticals, Inc. Start up Costs                                          -                  -          6,197,244
Selling and administrative expenses                                            16,737,519         11,982,220          5,304,234
                                                                           ---------------   ----------------   ----------------
Total Selling and Administative Expenses                                       16,737,519         13,104,467         11,501,478
                                                                           ---------------   ----------------   ----------------

Operating income (loss)                                                         5,103,142        (11,112,501)        (5,609,345)
                                                                           ---------------   ----------------   ----------------
Other income (expense):
Gain on Settlement of lawsuit                                                           -          2,475,322                  -
Other Income                                                                       66,307            135,903            376,120
Interest Expense                                                                 (354,157)          (164,292)           (94,632)
Interest and Investment Income                                                     66,234             57,814             75,398
                                                                           ---------------   ----------------   ----------------
Total Other income (expense)                                                     (221,616)         2,504,747            356,886
                                                                           ---------------   ----------------   ----------------

Income (loss) before income tax (benefit) expense and minority interest         4,881,526         (8,607,754)        (5,252,459)

Income tax (benefit) expense, net                                              (3,356,447)           (27,325)            87,688
                                                                           ---------------   ----------------   ----------------

Income (loss) before minority interest                                          8,237,973         (8,580,429)        (5,340,147)

Minority interest                                                                 193,779                196                  -
                                                                           ---------------   ----------------   ----------------
Net income (loss)                                                               8,431,752         (8,580,233)        (5,340,147)
Deemed dividend from beneficial conversion feature
of Series B Preferred stock dividend                                           (2,399,643)        (2,332,000)          (960,000)
Series B Preferred stock dividend                                                (482,463)          (490,000)          (101,692)
                                                                           ---------------   ----------------   ----------------

Net income (loss) applicable to common shareholders                        $     5,549,646   $   (11,402,233)   $    (6,401,839)
                                                                           ===============   ================   ================

Net income (loss) per common share:
Basic                                                                      $          0.43   $         (0.90)   $         (0.58)
                                                                           ===============   ================   ================
Diluted                                                                    $          0.34   $         (0.90)   $         (0.58)
                                                                           ===============   ================   ================

Weighted average common shares outstanding                                     12,832,737         12,610,975         11,107,520
Dilutive potential shares:
Warrants and options                                                            3,398,628                  -                  -
Convertible preferred stock                                                             -                  -                  -
                                                                           ---------------   ----------------   ----------------
Weighted average common share outstanding
- assuming dilution                                                           16,231,365         12,610,975         11,107,520
                                                                           ===============   ================   ================

See accompanying notes to consolidated financial statements.


                                          INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                 AS OF JUNE 30, 2006 AND 2005

                                                                                              2006                  2005
                                                                                        ------------------    ------------------
Assets
Current Assets:
Cash and cash equivalents                                                               $       5,746,836     $       2,427,553
Accounts receivable, net                                                                        5,717,012             4,470,927
Inventories, net                                                                               10,972,843             9,987,288
Deferred income taxes                                                                           2,976,000               107,000
Other current assets                                                                            1,531,988               715,074
                                                                                        ------------------    ------------------
Total current assets                                                                           26,944,679            17,707,842

Property and equipment, net                                                                     4,173,357             4,664,306
Goodwill                                                                                          145,410               145,410
Intangible assets, net                                                                          4,015,596             3,473,366
Deferred income taxes                                                                           2,182,000                70,000
Security deposits and other assets                                                                143,822               181,547
                                                                                        ------------------    ------------------
Total Assets                                                                            $      37,604,864     $      26,242,471
                                                                                        ==================    ==================

Liabilities and Stockholders' Equity:
Current Liabilities:
Note payable - bank                                                                     $       4,497,290     $       4,500,000
Accounts payable                                                                                4,123,646             3,986,607
Accrued expenses and other current liabilities                                                  2,505,390             1,612,904
State income taxes payable                                                                        573,685                     -
Loan payable - Trade Investment Services, LLC, related party                                      172,260               172,260
                                                                                        ------------------    ------------------
Total Current Liabilities                                                                      11,872,271            10,271,771
                                                                                        ------------------    ------------------

Commitments and Contingencies

Series B 7% Redeemable Convertible Preferred Stock, net of beneficial conversion feature, warrants issued and issuance costs, $0.002 par value;
1,250 shares authorized; 700 shares issued, 675 and 700 outstanding at
June 30, 2006 and June 30, 2005, liquidation preference of $6,750,000
at June 30, 2006 and $7,000,000 at June 30, 2005                                                4,941,643             2,792,000
                                                                                        ------------------    ------------------
Minority Interest                                                                                 156,025               349,804
                                                                                        ------------------    ------------------

Stockholders' Equity:
Preferred Stock, $0.002 par value;1,000,000 shares authorized; no shares issued                         -                     -
Common Stock, $0.002 par value; 25,000,000 shares authorized; 13,200,961 and 12,685,690 shares issued at June 30, 2006 and 2005, respectively;
13,166,061 and 12,650,790 shares outstanding at June 30, 2006 and
2005, respectively                                                                                 26,402                25,371
Additional paid-in-capital                                                                     30,580,604            28,325,252
Accumulated deficit                                                                            (9,872,742)          (15,422,388)
Less:  Treasury stock, at cost, 34,900 shares                                                     (99,339)              (99,339)
                                                                                        ------------------    ------------------
Total Stockholders' Equity                                                                     20,634,925            12,828,896
                                                                                        ------------------    ------------------
Total Liabilities and Stockholders' Equity                                              $      37,604,864     $      26,242,471
                                                                                        ==================    ==================

See accompanying notes to consolidated financial statements.

                                                 INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004


                                 Series A                                       Retained
                               Convertible    Common Stock       Additional     Earnings                           Total
                                Preferred                Par      Paid-in-    (Accumulated    Treasury Stock    Stockholders'
                                  Stock       Shares     Value     Capital      Deficit)     Shares    Cost        Equity
                               -----------  ----------  -------  -----------  ------------   ------  ---------  -------------
Balance, July 1, 2003          $        19  10,241,439  $20,483  $15,882,080  $  2,381,684   25,800  $(28,831)  $  18,255,435

Exercise of stock
options for cash                         -     262,000      524      363,796             -        -          -        364,320

Issuance of common stock
for cash                                 -     500,000    1,000    4,988,000             -        -          -      4,989,000

Reduction of paid in capital
due to common control
accounting relating to
acquisition of 47% of
Paxis Pharmaceuticals, Inc.              -           -        -  (2,956,068)             -        -          -    (2,956,068)

Stock issued for acquisition
of 3% of Paxis
Pharmaceuticals, Inc.                    -      66,666      133      542,595             -        -          -        542,728

Stock issued for acquisition
of new product lines                     -     203,085      406    1,725,004             -        -          -      1,725,410

Beneficial conversion, warrants
and additional investment
rights in connection with
issuance of Series B
Redeemable Convertible
Preferred Stock net of
issuance costs of $581,948               -           -        -    6,918,052             -        -          -      6,918,052

Conversion of Series A Preferred
Stock to Common Stock                 (19)   1,187,500    2,375      (2,356)             -        -          -              -

Conversion of Series B Preferred
Stock to Common Stock                    -      50,000     100       499,900             -        -          -        500,000

Dividends paid on Series B
preferred stock                          -           -        -            -     (101,692)        -          -      (101,692)

Deemed dividend from
beneficial conversion
feature of Series B
preferred stock                          -           -        -            -     (960,000)        -          -      (960,000)

Net Loss                                 -           -        -            -   (5,340,147)        -          -    (5,340,147)
                               -----------  ----------  -------  -----------  ------------   ------  ---------  -------------
Balance, June 30, 2004         $         -  12,510,690  $25,021  $27,961,003  $(4,020,155)   25,800  $(28,831)  $  23,937,038
                               ===========  ==========  =======  ===========  ============   ======  =========  =============

See accompanying notes to consolidated financial statements.

                                                  INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                  (CONCLUDED)
                                               FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                Series A                                       Retained
                               Convertible    Common Stock       Additional     Earnings                           Total
                                Preferred                Par      Paid-in-    (Accumulated    Treasury Stock    Stockholders'
                                  Stock       Shares     Value     Capital      Deficit)     Shares    Cost        Equity
                               -----------  ----------  -------  -----------  ------------   ------  ---------  -------------

Balance, July 1, 2004          $         -  12,510,690  $25,021  $27,961,003  $(4,020,155)   25,800  $(28,831)  $  23,937,038

Exercise of stock
options for cash                         -     148,000      296      178,003             -        -          -        178,299

Issuance of common
stock for consulting fees                -      27,000       54      186,246             -        -          -        186,300

Stock repurchase plan                    -           -        -            -             -    9,100   (70,508)       (70,508)

Dividends paid on Series B
preferred stock                          -           -        -            -     (490,000)        -          -      (490,000)

Deemed dividend from
beneficial conversion
feature of Series B
preferred stock                          -           -        -            -   (2,332,000)        -          -    (2,332,000)

Net Loss                                 -           -        -            -   (8,580,233)        -          -    (8,580,233)
                               -----------  ----------  -------  -----------  ------------   ------  ---------  -------------
Balance, June 30, 2005                   -  12,685,690   25,371   28,325,252  (15,422,388)   34,900   (99,339)     12,828,896

Exercise of stock
options for cash                         -     400,271      801      343,668             -        -          -        344,469

Series B preferred stock
converted to common                      -      25,000       50      249,950             -        -          -        250,000

Restricted stock award                   -      90,000      180      350,820             -        -          -        351,000

Dividends paid on Series B
preferred stock                          -           -        -            -     (482,463)        -          -      (482,463)

Compensation expense
for employee stock
options                                  -           -        -      413,082             -        -          -        413,082

Income tax benefit from exercise
of options                               -           -        -      897,832             -        -          -        897,832

Deemed dividend from
beneficial conversion
feature of Series B
preferred stock                          -           -        -            -   (2,399,643)        -          -    (2,399,643)

Net Income                               -           -        -            -     8,431,752        -          -      8,431,752
                               -----------  ----------  -------  -----------  ------------   ------  ---------  -------------
Balance, June 30, 2006         $         -  13,200,961  $26,402  $30,580,604  $(9,872,742)   34,900  $(99,339)  $  20,634,925
                               ===========  ==========  =======  ===========  ============   ======  =========  =============

See accompanying notes to consolidated financial statements.

                                         INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                                                        2006                  2005                 2004
                                                                  ------------------    ------------------   ------------------
Cash flows from operating activities:
Net income (loss)                                                 $        8,431,752    $       (8,580,233)  $       (5,340,147)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Impairment charges                                                                 -             3,122,404                    -
Impairment - Goodwill                                                              -               542,728                    -
Investment in Joint Venture                                                        -               121,388                    -
Depreciation and amortization                                              1,166,617             1,585,026              952,531
Deferred income taxes                                                     (4,083,168)              (48,000)               8,000
Allowance for inventory                                                            -                10,000               10,000
Allowance for doubtful accounts                                               68,466                10,000               10,000
Issuance of common stock for consulting services                              87,750               186,300                    -
Compensation expense for employee stock options                              413,082                     -                    -
Minority interest                                                           (193,779)                 (196)                   -
Write off of deposit on inventory                                                  -                     -            1,348,507
Changes in assets and liabilities (excludes impact of acquistions):
(Increase) decrease in:
Accounts receivable                                                       (1,314,551)           (2,055,573)            (485,112)
Inventories                                                                 (985,555)           (2,848,488)          (2,376,112)
Due from Paxis Pharmaceuticals, Inc. - related party                               -                     -             (908,000)
Prepaid expenses and other assets                                           (553,664)              490,045              260,907
Security deposits and other assets                                            37,725                51,433                6,548
(Decrease) increase in:
Accounts payable                                                             137,039             2,049,574             (756,153)
Income taxes payable                                                         573,685               (75,525)              21,756
Accrued expenses and other liabilities                                       892,486               900,991               30,585
                                                                  ------------------    ------------------   ------------------
Net cash provided by (used in) operating activities                        4,677,885            (4,538,126)          (7,216,690)
                                                                  ------------------    ------------------   ------------------

Cash flows from investing activities:
Purchase of intangible assets                                               (866,872)             (500,000)            (750,000)
Purchase of property and equipment                                          (351,026)           (1,655,137)          (3,519,586)
Investment in joint venture                                                        -               (25,366)             (96,022)
Acquisition of product line                                                        -                     -             (872,470)
Acquisition of Paxis, less cash received                                           -                     -             (483,256)
License fee                                                                        -                     -              (90,000)
                                                                  ------------------    ------------------   ------------------
Net cash used in investing activities                                     (1,217,898)           (2,180,503)          (5,811,334)
                                                                  ------------------    ------------------   ------------------

Cash flows from financing activities:
Proceeds from the exercise of stock options                                  344,469               178,299              364,320
Dividends paid                                                              (482,463)             (490,000)            (101,692)
Repayments of notes payable                                                   (2,710)              (19,655)                   -
Purchase of treasury stock                                                         -               (70,508)                   -
Issuance of Series B Redeemable Preferred Stock                                    -                     -            6,918,052
Issuance of Common Stock                                                           -                     -            4,989,000
                                                                  ------------------    ------------------   ------------------
Net cash (used in) provided by financing activities                         (140,704)             (401,864)          12,169,680
                                                                  ------------------    ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                       3,319,283            (7,120,493)            (858,344)
Cash and cash equivalents at beginning of period                           2,427,553             9,548,046           10,406,390
                                                                  ------------------    ------------------   ------------------
Cash and  cash equivalents at end of period                       $        5,746,836    $        2,427,553   $        9,548,046
                                                                  ==================    ==================   ==================

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest                                                          $          326,495    $          173,684   $           85,241
                                                                  ==================    ==================   ==================
Income taxes                                                      $          192,252    $           87,015   $           98,625
                                                                  ==================    ==================   ==================
Supplemental disclosures of Non-cash transactions:
Deemed dividend from beneficial conversion
feature of Series B Preferred stock                               $       (2,399,643)   $       (2,332,000)  $         (960,000)
                                                                  ==================    ==================   ==================
Conversion of Series B Preferred stock to Common Stock            $          250,000    $                -   $                -
                                                                  ==================    ==================   ==================
Issuance of restricted stock award                                $          351,000    $                -   $                -
                                                                  ==================    ==================   ==================
Common stock issued for acquisition of Paxis Pharmaceuticals, Inc.$                -    $                -   $          542,728
                                                                  ==================    ==================   ==================
Common stock issued for acquisition of new product line           $                -    $                -   $        1,725,410
                                                                  ==================    ==================   ==================

See accompanying notes to consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------


Note 1.  Business

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the "Company" or "INB"), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, pharmaceutical technical services through its contract research organization; and the biotechnology business which uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company's customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company is registered on the American Stock Exchange and its common stock trades using the symbol "INB". The Company continues to do business as (DBA) Chem International, Inc. with its customers and certain vendors.

InB:Paxis Pharmaceuticals, Inc. ("Paxis"), the Company's paclitaxel manufacturing and distribution subsidiary, completed setting up its manufacturing facilities just prior to the end of our fiscal year ended June 30, 2004; accordingly, the results of the Paxis operations were accounted for as start up costs for the fiscal year ended June 30, 2004. The operating results of Paxis, for the fiscal years ended June 30, 2006 and 2005, are included in the consolidated sales, gross profit, and selling and administrative expenses.

In fiscal year ended June 30, 2005, the Company acquired a 51% interest in Micro Nutrition Inc. for a cash payment of $362,486. The accounts of Micro Nutrition are consolidated with those of the Company since its acquisition date. Micro Nutrition, Inc. is a California corporation in the mail order business selling primarily nutritional specialty food items.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and any majority-owned investment. Intercompany transactions and accounts are eliminated in consolidation.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

o        sales returns and allowances;
o        allowance for doubtful accounts;
o        inventory valuation;
o valuation and recoverability of long-lived and intangible assets and goodwill, including the values assigned to acquired intangible assets;
o        income taxes and valuation allowance on deferred income taxes, and;
o accruals for, and the probability of, the outcome of current litigation.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Revenue Recognition. The Company recognizes revenue upon shipment of the product. The Company's Paxis subsidiary has completed its renovation of the manufacturing facilities and has not recognized any substantial income to date. The Company believes that recognizing revenue at shipment is appropriate because the Company's sales policies meet the four criteria of SAB 101 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred,
(iii) the seller's price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company's sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment. The Company recognizes income in its Hauser subsidiary upon monthly customer invoicing. The invoice amount is based upon on time and materials spent in the month.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $60,000, $130,000 and $240,000 in the fiscal years ended June 30, 2006, 2005 and 2004 respectively. These amounts are included in "Other income."

Shipping and Handling Costs. Shipping and handling costs are included in cost of sales.

Trade Marketing and Merchandising. In order to support the Company's propriety nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management's estimate in a subsequent period. The Company's total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 11.6%, 5.6% and 0.7% of fiscal year 2006, 2005 and 2004 sales, respectively.

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $3.4 million, $841,000 and $176,000 for the fiscal years ended June 30, 2006, 2005 and 2004.

Research and Development Costs. Research and Development costs are expensed as incurred. The Company incurred approximately $424,000, $389,000 and $37,700 in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. In the fiscal year ended June 30, 2004, research and development expenses incurred by Paxis were included in the Paxis Pharmaceuticals, Inc. start up costs.

Stock-Based Compensation. As of June 30, 2006, the Company has two stock-based compensation plans.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," ("SFAS 123(R)") which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of July 1, 2005 and accordingly, the Company adopted SFAS 123(R) in the quarter ended September 30, 2005. The compensation cost of the adoption of this agreement was an additional $413,082 of compensation for the fiscal year ended June 30, 2006. Additionally, the Company has chosen to account for the adoption under the modified prospective method, which requires compensation expense to be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R). As of June 30, 2006, the unvested portion of previously granted awards that were outstanding as of the date of adoption of SFAS 123(R) have been expensed. For the fiscal years ended June 30, 2005 and 2004, no stock-based employee compensation is reflected in net income, as all the options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

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

                                                                     Year Ended June 30,
                                                              ----------------------------------
                                                                   2005              2004
                                                              ----------------  ----------------
Net loss available to
common stockholders, as reported                              $   (11,402,233)  $    (6,401,839)
Add: Stock-based employee compensation
expense included in net loss,
net of related tax effects                                                   -                 -
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                           (895,421)       (4,075,449)
                                                              ----------------  ----------------

Pro forma net loss available to
common stockholders                                           $   (12,297,654)  $   (10,477,288)
                                                              ================  ================

Earnings per share:
Basic - as reported                                           $         (0.90)  $         (0.58)
                                                              ================  ================
Basic - pro forma                                             $         (0.98)  $         (0.94)
                                                              ================  ================

Diluted - as reported                                         $         (0.90)  $         (0.58)
                                                              ================  ================
Diluted - pro forma                                           $         (0.98)  $         (0.94)
                                                              ================  ================

For the periods prior to and subsequent to the adoption of SFAS 123(R) the Company used the Black-Scholes option pricing model to determine stock options fair value. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions for June 30,

                                  2006           2005             2004
                                  ----           ----             ----

Risk-free interest rate           4.0%           4.0%              4.0%
Expected volatility                98%           110%              110%
Dividend yield                      --             --                --
Expected life                   10 years       10 years          10 years

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

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

Income Taxes. The Company accounts for income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

For the fiscal year ended June 30, 2006, options and warrants to purchase 5,167,677 shares of common stock with exercise prices below the market price were included in the computation of diluted earnings per share and options and warrants to purchase 907,500 shares of common stock were excluded from the computation of diluted earnings per share as their exercise prices were greater than the market price of the common shares as of June 30, 2006.

For the fiscal years ended June 30, 2005 and 2004, options and warrants to purchase 4,356,569 and 4,962,621 shares of common stock with exercise prices below the market price, respectively, were outstanding but were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the period and options and warrants to purchase 1,636,859 and 1,321,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as their exercise prices were greater than the market price of the common shares as of June 30, 2005 and 2004, respectively.

Convertible Series B Preferred Stock common stock equivalents in the amount of 6,750,000 shares in the fiscal year ended June 30, 2006 and 7,000,000 shares in the fiscal years ended June 30, 2005 and 2004, were not included in the computation of diluted earnings per share as their conversion price was greater than the market price of the common shares and/or they were antidilutive as a result of net losses for the periods presented.

Fair Value of Financial Instruments. Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Cash and Cash Equivalents. Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Accounts Receivable. In the normal course of business, the Company extends credit to customers. Accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company's results other than as discussed in Note 10(c) - Significant Risks and Uncertainties - Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-off and collections. The allowance for doubtful accounts as of June 30, 2006 and 2005, was $125,013 and $56,547, respectively. Accounts receivable are charged off against the allowance after management determines the potential for recovery is remote.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Allowances for obsolete and overstock inventories are estimated based on "expiration dating" of inventory and projection of sales.

Property and Equipment. Property and equipment are recorded at cost, except for its Paxis subsidiary, which, in fiscal year ended June 30, 2005 recorded an adjustment to reflect an impairment loss on its long lived-assets and are depreciated over the following estimated useful lives:

Building                                              15 Years
Leasehold Improvements                                8 to 15 Years
Machinery and Equipment                               7 Years
Machinery and Equipment Under Capital Leases          7 Years
Transportation Equipment                              5 Years

Leasehold improvements are amortized over various periods not to exceed its useful lives or the lease terms whichever is shorter.

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense, including capital leases, was $841,975, $1,268,368 and $753,389 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.

In the fourth quarter of its fiscal year ended June 30, 2005, the Company recorded a non-cash pre-tax charge for the impairment of long-lived assets of $3,122,404. This loss resulted from the difference between the carrying amount of assets in the Company's Paxis Pharmaceuticals, Inc. subsidiary and the fair value of the assets. The assets were made up of intellectual property, license fees, machinery and equipment and leasehold improvements. The value of the fixed assets was determined by appraisal. The intellectual property and license fees were deemed to have no value and were written off. Charges of $2,542,885 are included in cost of sales and charges of $1,122,247 are included in selling and administrative expenses.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Investment in Joint Venture. Paxis has entered into a joint venture, as of July 16, 2003, with Chatham Biotec, Ltd. ("Chatham"), a Canadian company which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian bio-mass and the joint venture processes it, using Paxis' extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis' requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The joint venture may sell extract and intermediate products to third parties. The Company has a 50% interest in this joint venture. The management agreement provides for profits and losses to be allocated based on the Company's 50% interest. The Company wrote off its investment in the fiscal year ended June 30, 2005. The results of operations for this joint venture were not significant for the fiscal years ended June 30, 2006 and 2005. The Company can give no assurance that the joint venture can be operated successfully. The investment in the joint venture is reflected using the equity method and is not significant.

Goodwill and Other Intangible Assets. Goodwill is the excess of the purchase price over the fair value of the net assets of the business acquired. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", goodwill and indefinite-lived intangible assets are not amortized against earnings, but are reviewed at least annually for impairment. The Company performs its annual test as of April 1, of each year. The results of its annual test in fiscal year ended June 30, 2005 resulted in the Company recording a goodwill impairment loss of $542,728 relating to its acquisition of InB:Paxis Pharmaceuticals, Inc. There were no impairment issues as a result of our testing in the fiscal year ended June 30, 2006.

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

Other Intangible assets consist of intellectual property, trademarks, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives.

Reclassifications. Certain reclassifications have been made to the prior year data to conform with the current year presentation.

Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs- an amendment of ARB No. 43 ("SFAS 151"). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be expensed as incurred and not included in overhead absorbed and capitalized as an inventoriable cost. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, however, early adoption of this Statement is permitted. The Company adopted SFAS No. 151 in the quarter ended September 30, 2005. There was no impact from the adoption of this statement.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non monetary Assets, an Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is effective for non monetary asset exchanges occurring in our fiscal year beginning July 1, 2005. SFAS 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS 153 did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154")". SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are not able to assess at this time the future impact of this statement on our consolidated financial position or results of operations.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

In July 2006, the FASB issue FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us as of the beginning of our fiscal year ending June 30, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issue SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

Note 3.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the fourth quarter of its fiscal year ended June 20, 2006 and 2005. In the fiscal year ended June 30, 2005, the Company concluded that the goodwill recognized on the Paxis Pharmaceutical, Inc. acquisition was impaired and consequently wrote off $542,728 in the fiscal year ended June 30, 2005. The results of the fiscal year ended June 30, 2006 annual testing indicated that the Company's goodwill relating to its Aloe Acquisition was not impaired. As of June 30, 2006 and 2005, goodwill consisted of $145,410 from the Aloe Acquisition.

The carrying amount of acquired other intangible assets as of June 30, 2006 and 2005 is as follows:

                                                                     June 30,
                             --------------------------------------------------------------------------------------------
                                                 2006                                             2005
                             ------------------------------------------        ------------------------------------------
                            Gross Carrying    Accumulated                     Gross Carrying   Accumulated
                                Amount        Amortization     Net               Amount        Amortization       Net
                             -----------       ---------    -----------        -----------      ---------     -----------
Intellectual property        $ 1,850,000       $ 271,667    $ 1,578,333        $ 1,250,000      $ 125,002     $ 1,124,998
Trade names and patents        1,749,135         216,139      1,532,996          1,508,000        125,667       1,382,333
Unpatented technology            547,000         179,999        367,001            547,000        140,000         407,000
License agreement                637,467         100,201        537,266            611,730         52,695         559,035
                             -----------       ---------    -----------        -----------      ---------     -----------
Total                        $ 4,783,602       $ 768,006    $ 4,015,596        $ 3,916,730      $ 443,364     $ 3,473,366
                             ===========       =========    ===========        ===========      =========     ===========

During the fiscal years ended June 30, 2006 and 2005, the Company made payments of $600,000 under an intellectual property acquisition agreement, as amended, with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004, which has a maximum purchase price of $3.75 million. Amortization expense recorded on other intangible assets for the fiscal years ended June 30, 2006, 2005 and 2004 was $324,642, $316,658 and $200,200
respectively. Amortization expense is recorded on the straight-line method over periods ranging from 10 years to 20 years and is included in selling and administrative expenses.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

 Year Ending          Amortization
   June 30,              Expense
------------          ------------

   2007               $     374,600
   2008                     374,600
   2009                     374,600
   2010                     374,600
   2011                     374,600
Thereafter                2,142,596
                      -------------
     Total            $   4,015,596
                      =============

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

Note 4.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of June 30, 2006 and 2005:

                                      June 30,
                          ----------------------------------
                               2006               2005
                          ----------------    --------------

Raw materials             $      5,484,485    $    5,577,034
Work-in-process                  1,803,532         1,330,855
Finished goods                   3,684,826         3,079,399
                          ----------------    --------------
Total                     $     10,972,843    $    9,987,288
                          ================    ==============

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Note 5. Property and Equipment

Property and equipment consists of the following as of June 30, 2006 and 2005:

                                             June 30,
                                 ----------------------------------
                                      2006               2005
                                 ---------------    ---------------

Land and building                $     1,250,000    $     1,250,000
Leasehold improvements                 2,157,321          2,157,321
Machinery and equipment                6,544,096          6,218,463
Transportation equipment                  37,714             37,714
                                 ---------------    ---------------
                                       9,989,131          9,663,498
Less: Accumulated depreciation
and amortization                       5,815,774          4,999,192
                                 ---------------    ---------------
Total                            $     4,173,357    $     4,664,306
                                 ===============    ===============

Note 6.  Note and Loan Payable

Note payable is a promissory note provided by Bank of America dated December 31, 2004 (the "Note") in the amount of $4.5 million with interest at a variable rate based on 1.25% over the current LIBOR rate. The Note was renewed through January 4, 2007 under the existing terms and conditions of the Note. The Note was guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. As of June 30, 2006 and June 30, 2005 the interest rate was 6.60% and 4.58%, respectively.

Loan payable-Trade Investment Services is a demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis, dated July 1, 2002 with interest at 9.00%. The Company has $45,661 and $30,157 of accrued and unpaid interest as of June 30, 2006 and June 30, 2005, respectively.

In September 2006, the Company paid off the Note and Loan Payable with proceeds from a $15.0 million revolving credit facility it secured with a bank. (See Note
17. Subsequent Events).

Note 7.  Line of Credit

On October 27, 2005, the Company closed on a $2,000,000 revolving line of credit agreement, which bears interest at 3% above the prime interest rate and expires on October 27, 2007. The line of credit includes specific loan covenants. The loan is collateralized by specific assets of the Company and is personally guaranteed by the Chairman of the Board of the Company. As of June 30, 2006, the Company had not made any draw downs on the line of credit and expensed $96,000 in commitment and other fees associated with the line of credit. In July 2006, the Company cancelled this revolving credit line, and in September 2006, replaced it with a $15.0 million credit facility. (See Note 17. Subsequent Events).

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Note 8.  Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company's deferred tax assets as of June 30, 2006 and 2005 follow:

                                                          June 30,
                                             ------------------------------------
                                                  2006                2005
                                             ----------------    ----------------
Deferred Tax Assets
Net operating loss                           $      3,760,000    $      3,218,000
Start-up expenses                                   1,065,000             823,000
Impairment loss                                       950,000           1,250,000
Depreciation                                          167,000              70,000
Inventory overhead capitalization                      66,000              74,000
Other                                                  50,000              33,000
Valuation allowance                                  (900,000)         (5,291,000)
                                             ----------------    ----------------
Total deferred tax asset                            5,158,000             177,000
Less current portion                                2,976,000             107,000
                                             ----------------    ----------------
Net long-term deferred tax asset             $      2,182,000    $         70,000
                                             ================    ================

As of June 30, 2006 and 2005, certain tax benefits for option exercises aggregating $46,521 and $634,200, respectively, are deferred and will be credited to additional paid-in-capital when existing net operating losses are used. In the fiscal year ended June 2006, $897,832 of income tax benefit relating to stock option exercises were credited to additional paid-in-capital. Net operating losses of approximately $8.4 million will expire beginning in 2024 for federal purposes. State net operating losses of approximately $24.2 million will expire beginning in 2007 through 2024 depending on the state in which the net operating losses were generated. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company.

The valuation allowance as of June 30, 2006 results from the uncertainties of the future utilization of deferred tax assets relating to a portion of our net operating loss carryforwards for state income tax purposes. In the fourth quarter ended June 30, 2006, the Company, based on current factors relating to its business environment, including among other factors, the Company securing a supply agreement and increasing its marketing activities in its contract services business in its Pharmaceutical segment and the continued expansion and proven success in its branded propriety nutraceutical product line, the Company had reasonable belief that it will have future federal taxable income which will allow the Company to realize its deferred tax assets in the near future and consequently, it released the portion of its valuation allowance relating to those assets. The valuation allowance as of June 30, 2005 resulted from providing reserves on the Company's deferred tax assets relating to net operating loss carryforwards, start-up expenses and impairment losses resulting from the uncertainties of future utilization based on the Company's financial performance at the time.

The components of the provision for income taxes consists of the following:

                                               For the fiscal year ended June 30,
                                      -----------------------------------------------------
                                           2006               2005               2004
                                      ----------------   ---------------    ---------------
Current - State and local             $       726,721          $ 20,675     $       79,688
Deferred - Federal                            880,000           (48,000)             8,000
Change in valuation allowance              (4,963,168)                -                  -
                                      ----------------   ---------------    ---------------
Income tax (benefit) expense          $    (3,356,447)   $      (27,325)    $       87,688
                                      ================   ===============    ===============

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

A reconciliation of the statutory tax rate to the effective tax rate is as follows:


                                               For the fiscal years ended June 30,
                                           --------------------------------------------
                                               2006            2005           2004
                                           -------------   -------------   ------------
Statutory federal income tax rate                   34 %           (34)%          (34)%
Change in valuation allowance                     (101)%            38 %           39 %
Preferred stock dividend                            (4)%            (6)%            2 %
State tax benefit (net of federal benefit)           3 %            (6)%           (6)%
Non-deductible expenses                              2 %             0 %            0 %
Other items, net                                    (3)%             8 %            1 %
                                           -------------   -------------   ------------
Effective income tax rate                          (69)%             0 %            2 %
                                           =============   =============   ============

Note 9.  Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $142,331, $118,163 and $99,858, respectively.

Note 10.  Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposit accounts at each institution are insured by the Federal Deposit Insurance Corporation for deposits up to $100,000. As of June 30, 2006, the Company's uninsured cash balances were approximately $5.9 million.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances as of June 30, 2006 and 2005 was $125,013 and $56,547, respectively. The Company's bad debt expense for the years ended June 30, 2006, 2005 and 2004 were $101,395, $581,496 and $5,858, respectively.

(c) Major Customers. For the fiscal year ended June 30, 2006 approximately 45.5%, 23.7% and 16.9% of revenues were derived from three customers. For the fiscal years ended June 30, 2005 and 2004 approximately 39% and 37% and 13% and 58% of revenues were derived from two customers, which are among the three in fiscal year ended June 30, 2006, respectively. The loss of any of these customers would have an adverse affect on the Company's operations. Accounts receivable from these customers represented approximately 72% of total accounts receivable as of June 30, 2006.

(d) Business Risks. The Company insures it business and assets against insurable risks, to the extent that it deems appropriate, based upon an analysis of the relative risks and costs. The Company believes that the risk of loss from non-insurable events would not have a material adverse effect on the Company's operations as a whole.

The raw materials used by the Company are primarily commodities and agricultural-based products. Raw materials used by the Company in the manufacture of its nutraceutical products are purchased from independent suppliers. Raw materials are available from numerous sources and the Company believes that it will continue to obtain adequate supplies.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Approximately 65% the Company's employees, located in its New Jersey facility, are covered by a union contract. The contract was renewed in August 2006 and will expire in August 2010.

Note 11.  Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payments of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the fiscal years ended June 30, 2006, 2005 and 2004 on these leases were $630,000, $800,000 and $490,000 respectively, and are included in both manufacturing and selling and administrative expenses.

Other Lease Commitments. The Company leases manufacturing and office facilities through March 31, 2007. At the Company's option, the Company has the right to renew the lease for an additional five-year period. On August 27, 2002 the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the fiscal years ended June 30, 2006, 2005 and 2004 was approximately $386,000, $340,000 and $319,000, respectively, and is included in manufacturing, selling and administrative expenses or start up costs.

The Company leases warehouse and office facilities through March 31, 2007. The lease was effective on March 6, 2004, and provides for a minimum monthly rental of $9,967. In September 2006, the Company leased additional warehouse space under a three-year lease commitment with minimum rental payments of $12,008. The Company leases additional office space through September 30, 2006 and month-to-month thereafter. The lease was effective on October 1, 2005, and provides for a minimum monthly rental of $1,126. The Company leases office space through December 31, 2012, and provides for a minimum monthly rental of $16,092. The Company leases warehouse equipment for a five (5) year period with an annual rental of $15,372 and office equipment for a five (5) year period with an annual rental of $8,400.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2009.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                  Related Party
 Year ending         Lease            Lease
  June 30,        Commitment       Commitment          Total
--------------   --------------   --------------   ---------------

         2007    $     665,600    $     323,600    $      989,200
         2008          373,000          323,600           696,600
         2009          357,400          323,600           681,000
         2010          226,500          323,600           550,100
         2011          196,100          323,600           519,700
   Thereafter          289,700        1,267,100         1,556,800
                 --------------   --------------   ---------------
Total            $   2,108,300    $   2,885,100    $    4,993,400
                 ==============   ==============   ===============

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Total rent expense, including real estate taxes and maintenance charges, was approximately $1.6 million, $1.6 million and $956,000 for the years ended June 30, 2006, 2005 and 2004, respectively. Rent expense is stated net of sublease income of approximately $2,600 and $9,500 for the fiscal years ended June 30, 2005 and 2004, respectively.

(b) Consulting Agreement. In the fiscal year ended June 30, 2004, the Company entered into a one-year consultant agreement with an investor relations consultant. The Company paid $80,000 over the term of the agreement. In addition, the Company initially agreed to issue to the consultant 36,000 shares of its common stock. On July 13, 2004, the Company terminated the agreement. Under the terms of the termination agreement, the Company was not obligated to pay the $10,000 per month fee after July 15, 2004. Additionally, the Company issued to the consultant 27,000 shares of common stock valued at the fair market price on the date of issuance in lieu of the original 36,000 shares. The 27,000 shares of common stock were valued at $186,300 and are included in selling and administrative expenses for the fiscal year ended June 30, 2005.

(c) Intellectual Property Agreement. In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $2.7 million for certain technology developed by Fraunhofer USA, Inc. over a five-year period. During the fiscal year ended June 30, 2006, the Company amended their agreement with Fraunhofer USA, Inc. to expand the scope of the intellectual property and increased the amount of the purchase commitment to a maximum of $3.7 million. As of June 30, 2006 and 2005, the Company has made payments of approximately $1.8 million and $1.2 million, respectively, under this agreement, which are being amortized on a straight-line basis over a ten-year period.

(d) Legal Proceedings. NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5.0 million. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs have filed a notice of appeal of that decision. Paxis plans to defend vigorously the remaining claim.

Pom Wonderful LLC v. Agrolabs, Inc., pending in the United States District Court for the Central District of California. Plaintiff commenced this action in December 2005 against us alleging trademark infringement of its "POM Wonderful" and related trademarks by our use of its supplier's registered trademark for "Pomella," which is the name of a pomegranate extract ingredient used in our "Naturally Pomegranate" nutritional supplement. We had purchased the pomegranate extract ingredient from a third party supplier, Geni Herbs, Inc. against whom the Plaintiff had filed a similar infringement action in June 2005 (Pom Wonderful LLC v. Geni Herbs, Inc. also pending in the Central District of California). We filed counterclaims against the Plaintiff for cancellation of its various trademarks. As the case was entering the early phases of discovery and we were seeking to consolidate the two actions and to file cross-claims against Geni Herbs, we learned that the Plaintiff and Geni Herbs were engaged in a mediation. As a result of our participation in the negotiations, both cases have been settled in principle. The parties are currently finalizing settlement agreements. The Company does not believe that there will be a material impact on the Company's financial position.

Note 12.  Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company's Chairman of the Board. This agreement is on a month-to-month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the fiscal years ended June 30, 2006, 2005 and 2004 was $13,200 in each year. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB:
Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $130,000, $180,000 and $165,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

See Note 11(a) - Leases for related party lease transactions. See Note 6 - Loan Payable Trade Investment Services, LLC, a related party demand note.

Note 13.  Equity Transactions

(a) Stock Option Plan and Warrants. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided to purchase up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. During fiscal year 2004, the Board of Directors and stockholders approved an additional 2,000,000 common stock shares available for grant, for a total of 9,000,000 shares of common stock available for grant and during the fiscal year ended June 30, 2006, the Board of Directors and stockholders approved an increase in the number of shares of common stock reserved for issuance under the Company's Stock Option Plan to 11,000,000. Stock option grants may not be priced less than the fair market value of the Company's common stock at the date of grant. Options granted are generally for ten-year periods, except that options granted to a 10% stockholder (as defined) are limited to five-year terms.

During the fiscal year ended June 30, 2006, the Company granted 75,561 incentive stock options and 124,439 non-statutory stock options for a period of ten years at an exercise price equal to the market price on the date of grant ranging from $2.05 to $8.20.

During the fiscal year ended June 30, 2005, the Company granted 149,081 incentive stock options and 777,419 non-statutory stock options for a period of ten years at an exercise price equal to the market price on the date of grant ranging from $5.23 and $6.36 and 14,430 incentive stock options for a term of five years at $6.93 representing 110% of the market price on the date of grant and 110,570 non-statutory stock options for a period of ten years at $6.93 representing 110% of the market price on the date of grant.

During the fiscal year ended June 30, 2004, the Company granted 160,166 incentive stock options and 692,500 non-statutory stock options for a period of ten years at an exercise price equal to the market price on the date of grant ranging from $7.90 and $15.10 and 9,182 incentive stock options for a term of five years at $10.89 representing 110% of the market price on the date of grant and 90,818 non-statutory stock options for a period of ten years at $10.89 representing 110% of the market price on the date of grant.

All of the above options vest twelve months from the date of issuance, except for 12,000 options, issued in the fiscal year ended June 30, 2006, which vest over three years from the date of issuance.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

A summary of the Company's stock option activity, and related information for the years ended June 30, follows:

                                                            Weighted
                                                             Average
                                                            Exercise
                                             Options          Price
                                          --------------   ------------

Outstanding as of July 1, 2003                5,118,201    $      0.99
Granted                                         937,666           9.97
Exercised                                      (262,000)          1.42
Terminated                                     (110,606)          1.70
                                          --------------   ------------
Outstanding as of June 30, 2004               5,683,261           2.41
Granted                                       1,051,500           6.23
Exercised                                      (148,000)          1.20
Terminated                                      (11,833)          8.19
Expired                                        (167,000)          0.55
                                          --------------   ------------
Outstanding as of June 30, 2005               6,407,928           3.13
Granted                                         200,000           4.61
Exercised                                      (400,271)          0.86
Terminated                                       (2,000)          8.13
Expired                                        (120,480)          0.55
                                          --------------   ------------
Outstanding as of June 30, 2006               6,085,177    $      3.37
                                          ==============   ============

Exercisable at June 30, 2004                  4,745,595    $      0.91
                                          ==============   ============
Exercisable at June 30, 2005                  5,357,428    $      2.52
                                          ==============   ============
Exercisable at June 30, 2006                  5,900,177    $      3.36
                                          ==============   ============

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2006 under the Company's stock option plans:

                                                                        Weighted
                                                                         Average
                                                    Weighted            Remaining                             Weighted
        Range of                                     Average           Contractual                             Average
     Exercise Price          Outstanding         Exercise Price       Life (years)      Exercisable        Exercise Price
-------------------------   ----------------    -----------------    ---------------   ----------------   -----------------
$ 0.08      -  $ 0.08                25,000     $           0.08                5.3             25,000    $           0.08
$ 0.33      -  $ 0.36               980,000                 0.34                6.3            980,000                0.34
$ 0.50      -  $ 0.55             1,178,000                 0.52                3.8          1,178,000                0.52
$ 0.75      -  $ 0.85             1,025,320                 0.78                5.2          1,025,320                0.78
$ 1.50      -  $ 1.65               219,998                 1.50                2.3            219,998                1.50
$ 2.05         $ 3.13                75,000                 2.77                9.4                  -                   -
$ 3.50      -  $ 3.85               484,026                 3.55                0.3            484,026                3.55
$ 3.86      -  $ 4.10                98,000                 3.98                9.3                  -                   -
$ 5.23      -  $ 5.29               130,000                 5.23                8.8            130,000                5.23
$ 6.30      -  $ 6.93               917,000                 6.37                8.2            917,000                6.37
$ 7.90      -  $ 7.90                33,333                 7.90                7.3             33,333                7.90
$ 8.20      -  $ 8.20                12,000                 8.20                9.9                  -                   -
$ 9.90      -  $10.89               882,500                10.01                7.4            882,500               10.01
$14.90      -  $14.90                10,000                14.90                7.8             10,000               14.90
$15.10      -  $15.10                15,000                15.10                1.3             15,000               15.10
-------------------------   ----------------    -----------------    ---------------   ----------------   -----------------
$ 0.08      -  $15.10             6,085,177     $           3.37                6.5          5,900,177    $           3.36
=========================   ================    =================    ===============   ================   =================

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

As of June 30, 2006 and 2005, the Company has 636,000 warrants outstanding to purchase shares of common stock at prices ranging from $5.40 to $14.00. All outstanding warrants are currently exercisable.

(b) Restricted Stock Award. Effective January 3, 2006, the Company granted 90,000 restricted shares (the "Restricted Shares") of the common stock at the then market price of $3.90 in connection with a consulting agreement whereby the consultant is to provide investor and public relations services for a two-year period. The Restricted Shares were issued in a private placement pursuant to
Section 4(2) of the Securities Act of 1933, upon the approval of the American Stock Exchange of an additional listing application. The agreement is terminable by the Company after the first year of the term in the event the consultant does not meet certain performance milestones. In the event of such termination, the consultant is required to surrender half of its compensation, in the form of either shares of common stock or cash. In accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the measurement date for determining fair value of the Restricted Stock was determined based on the market value of the Company's common stock as of the effective date of the agreement. As such, on the effective date, the Company recognized prepaid consulting expenses of $351,000 with a corresponding increase in equity. In the fiscal year ended June 30, 2006, the Company recognized consulting fee expense of approximately $88,000 in connection with this agreement.

(c) Treasury Stock Purchases. On June 25, 2004, Integrated BioPharma, Inc. adopted a stock repurchase plan giving management authority to purchase up to $3 million worth of the Company's stock in open market transactions or privately negotiated transactions at the Company's discretion. The Company purchased an aggregate of 9,100 shares of its common stock for a purchase price of $70,508 during July 2004. The Company has no current plans to purchase shares under this plan.

(d) Series B Redeemable Convertible Preferred Stock and Private Placement. On April 20, 2004, the Company raised $7,500,000 in gross proceeds from the sale of 750 shares of the Company's Series B Redeemable Convertible Preferred Stock, par value $.002 per share (`the "Series B Preferred Shares'), at a purchase price of $10,000 per share.

Dividends of the Series B Preferred Shares are 7% per annum, payable by the Company in cash or, in certain instances, in shares of the Company's Common Stock, par value $.002 per share (the "Common Stock"). Accordingly, the Company paid approximately $482,500, $490,000 and $102,000 in dividends in the fiscal years ended June 30, 2006, 2005, 2004, respectively. The Series B Preferred Shares are convertible at the option of each Investor into shares of Common Stock at a conversion price of $10.00 per share, subject to anti-dilution and other customary adjustments. Upon conversion, the Investors would receive an aggregate of 750,000 shares of Common Stock. The Company also has the option to force such conversion in the event that it meets certain performance milestones. The Investors can also force redemption upon the occurrence of certain events of default.

If any Series B preferred shares remain outstanding on the maturity date (April 20, 2007), the Company will either (i) convert such preferred shares at a conversion rate determined by dividing 115% of the conversion amount being converted by the applicable conversion price as of the maturity date for such preferred shares or (ii) redeem such preferred shares for an amount in cash per preferred share equal to the conversion amount. The Company is required to give sixty (60) days written notice to each holder of Series B shares, which shall state its election. The Company can redeem or cause a conversion of all or a portion of the Series B shares.

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

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Finally, the Company issued Additional Investment Rights to the Investors, entitling them over the next 18 months to purchase an aggregate of 375 additional Series B Preferred Shares (convertible into 375,000 shares of Common Stock) and Warrants to purchase an additional 187,500 shares of Common Stock. The Series B Preferred Shares and Warrants issuable upon exercise of the Additional Investment Rights have the same terms as the securities issued at closing. Assuming no anti-dilution or other adjustments, the exercise of all Additional Investment Rights followed by the exercise of all Warrants issuable upon exercise of the Additional Investment Rights could result in additional gross proceeds to the Company of $6,375,000. In October 2005, the Additional Investment Rights granted to the holders of the Series B Preferred Shares expired unexercised.

The Company recorded the relative fair value of all of the warrants and Additional Investment Rights in connection with this transaction of $2,904,400 against the amount of the redeemable convertible preferred stock as of April 20, 2004, which was calculated using the Black-Scholes valuation method, as well as $4,595,600 of a beneficial conversion feature in accordance with EITF 00-27 and such amounts are being accreted over the three year period until the mandatory redemption date of the Preferred Stock, the third anniversary of closing. The Company recorded accretion of $2.4 million, $2.3 million and $960,000 in fiscal years ended June 30, 2006, 2005 and 2004, respectively.

The Company registered the Common Stock underlying the Series B
Preferred Shares and the Warrants, including the Series B Preferred Shares and the Warrants issuable upon exercise of the Additional Investment Rights, for resale under the Securities Act of 1933 and applicable state securities laws.

In the fiscal year ended June 30, 2006, a holder of 25 Series B Preferred Shares converted its shares into 25,000 shares of Common Stock of the Company in accordance with the conversion procedures of the Series B Preferred Shares.

(e) Common Stock Private Placement. On May 3, 2004, the Company raised $5,000,000 in net proceeds from the sale of 500,000 shares of the Company's common stock, par value $.002 per share, to one Investor, at a purchase price of $10.00 per share. The Company also issued to the Investor a warrant to purchase 50,000 shares of common stock, exercisable over the next five-year period with an exercise price of $14.00 per share.

(f) Paxis Acquisition. On July 22, 2003 the Company completed its acquisition of ninety-seven (97%) percent of the shares of common stock of Paxis Pharmaceuticals, Inc. a Delaware corporation ("Paxis") based in Boulder, Colorado. Paxis was organized to manufacture and distribute cGMP API Paclitaxel, a leading cancer therapy drug. The Company acquired 47% of the shares of Paxis in exchange for its 50% interest in Natex Georgia LLC, a company organized in the Republic of Georgia to harvest from Georgian government lands organic biomass from which Paclitaxel is made. The Company acquired 50% of the shares of Paxis from Trade Investment Services, LLC, which funded Paxis' and Natex's development pursuant to the terms of a certain Purchase Agreement dated as of February 1, 2003 (the "Purchase Agreement"), in consideration for TIS receiving from the Company $500,000 and twenty-five (25%) of the after-tax profits of Paxis until TIS has received an additional $49,500,000.

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

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

On October 8, 2003, the Company acquired the remaining three (3%) percent of Paxis Pharmaceuticals, Inc. ("Paxis") in exchange for 66,666 shares of its common stock valued at $542,728. The stock was valued on the basis of the average closing price as reported on the American Stock Exchange for the five
(5) trading days immediately preceding the closing date and five (5) trading days after.

E. Gerald Kay, the Chief Executive Officer and a majority shareholder of INB; Robert Kay, the brother of E. Gerald Kay a director and shareholder of INB; and Carl DeSantis, a director and shareholder of INB, each own one-third (1/3) of the equity of TIS.

(g) Acquisitions-Agrolabs, Inc. Transaction. On October 22, 2003, the Company completed the acquisition of various assets related to the Naturally Aloe(TM), Naturally Noni(TM) and Avera Sport(TM) product lines from Aloe Commodities International, Inc. ("Aloe"). The assets included trademarks, copyrights, art work, formula for the products, labels, customer lists, goodwill, inventories and books and records. Pursuant to the terms of a purchase agreement dated October 22, 2003 by and between the Company and Aloe, the purchase price for the Transferred Assets was $2,597,880, with $872,470 paid at closing and $1,725,410 paid in 203,085 shares of the Company's common stock valued on the basis of the average closing price as reported on the American Stock Exchange for the five
(5) trading days immediately preceding the closing date and five (5) trading days after. Such shares were held in escrow for a period of one (1) year from the closing date and released pursuant to the terms of and Escrow Agreement between and among the Company, Aloe and Vial, Hamilton, Koch & Knox, L.L.P.

The allocation of the purchase price was as follows:

Inventory, Trade Receivables and Prepaid Items           $        597,470
Trade Names                                                     1,508,000
Goodwill                                                          145,410
License Agreement                                                 347,000
                                                         -----------------
Total                                                    $       2,597,880
                                                         =================

Note 14.  Gain on Settlement of Lawsuit.

In January 2005, the Company received a $2,475,322 cash payment in connection with a multidistrict class action brought on behalf of direct purchases of vitamin products, in which the plaintiffs alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct violations of various federal and state laws.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Note 15.  Quarterly Results.

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 2006 and 2005:

                                                                                  Net Income                      Earnings
                                                                                   (Loss)                       (Loss) per
                                                                 Operating      Available to      Earnings      Common Share
                                                 Gross Profit      Income          Common        (Loss) per      Assuming
            Quarter Ended         Net Sales         (Loss)         (Loss)       Shareholders     Common Share   Full Dilution
----------------------------     ------------    ------------   -----------     ------------     ------------   -------------
    2006  September 30, 2005     $ 14,787,107    $ 5,394,345    $1,983,700      $ 1,206,059      $       0.09   $        0.09
           December 31, 2005       12,968,294      4,979,124     1,366,015          685,518              0.05            0.05
              March 31, 2006       12,936,092      4,293,194        67,635         (779,280)            (0.06)          (0.06)
               June 30, 2006       17,128,973      7,173,998     1,685,792        4,437,349 (1)          0.34            0.32

    2005  September 30, 2004        6,116,036        516,525    (1,786,412)      (2,458,119)            (0.20)          (0.20)
           December 31, 2004        6,310,908        309,975    (2,558,218)      (3,257,758)            (0.26)          (0.26)
              March 31, 2005        8,868,295      2,118,462      (920,901)         792,861              0.06            0.05
               June 30, 2005       11,440,574       (952,996)   (5,846,970)      (6,479,217)            (0.51)          (0.51)

----------------------------
      (1) Includes approximately $5.0 million of income relating to an income tax benefit that was the result of a change in the Company's valuation allowance on its deferred tax assets. (See Note 8. Income Taxes).

Note 16.   Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments.

The Company has divided its operations into three reportable segments as follows: Nutraceuticals, Pharmaceuticals and Biotechnologies. The international sales, concentrated primarily in Europe, for the fiscal years ended June 30, 2006, 2005 and 2004 were $9.9 million, $5.8 million and $4.4 million, respectively.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

Financial information relating to the fiscal years ended June 30, 2006, 2005 and 2004 operations by business segment are as follows:

                                                                 For the Fiscal Year Ended
                                                                         June 30,
                   ----------------------------------------------------------------------------------------------------------------
                                           2006                                                     2005
                   -----------------------------------------------------  ---------------------------------------------------------
                     Nutra-        Pharma-        Bio-                       Nutra-        Pharma-         Bio-
                    ceutical      ceutical    technologies     Total       ceutical       ceutical     technologies       Total
                   -----------  ------------  ------------  ------------  ------------  -------------  ------------  --------------
Sales, net
U.S. customers     $45,642,071  $ 2,222,819   $    18,680   $47,883,570   $25,744,762   $  1,162,358   $    21,082   $  26,928,202
International
customers            9,936,896            -             -     9,936,896     5,807,611              -             -       5,807,611
                   -----------  ------------  ------------  ------------  ------------  -------------  ------------  --------------
Total Sales, net   $55,578,967  $ 2,222,819   $    18,680   $57,820,466   $31,552,373   $  1,162,358   $    21,082   $  32,735,813
                   ===========  ============  ============  ============  ============  =============  ===========   ==============
Segment operating
profit (loss)      $11,216,779  $(4,738,598)  $(1,375,039)  $ 5,103,142   $  (183,557)  $(10,219,988)  $  (708,956)  $ (11,112,501)
                   ===========  ============  ============  ============  ============  =============  ===========   ==============
Depreciation       $   367,676  $   474,296   $         -   $   841,972   $   433,644   $    834,725   $         -   $   1,268,369
                   ===========  ============  ============  ============  ============  =============  ===========   ==============
Capital
expenditures       $   285,403  $    65,623   $         -   $   351,026   $    84,614   $  1,576,669   $         -   $   1,661,283
                   ===========  ============  ============  ============  ============  =============  ===========   ==============
                                         As of June 30,                                            As of June 30,
                   ----------------------------------------------------------------------------------------------------------------
                                           2006                                                     2005
                   -----------------------------------------------------  ---------------------------------------------------------
Total Assets       $29,911,297   $5,868,804    $1,824,763   $37,604,864   $18,247,068   $  6,859,727   $1,135,676   $  26,242,471
                   ===========  ============  ============  ============  ============  =============  ===========   ==============

                                   For the Fiscal Year Ended
                                           June 30,
                   -----------------------------------------------------
                                           2004
                   -----------------------------------------------------
                     Nutra-        Pharma-        Bio-
                    ceutical      ceutical    technologies     Total
                   -----------  ------------  ------------  ------------
Sales, net
U.S. customers     $20,697,014  $         -   $   163,024   $20,860,038
International
customers            4,422,752            -             -     4,422,752
                   -----------  ------------  ------------  ------------
Total Sales, net   $25,119,766  $         -   $   163,024   $25,282,790
                   ===========  ============  ============  ============
Segment operating
profit (loss)      $   767,273  $(6,197,244)  $  (179,374)  $(5,609,345)
                   ===========  ============  ============  ============
Depreciation       $   488,787  $   304,602   $         -   $   793,389
                   ===========  ============  ============  ============
Capital
expenditures       $   754,167  $ 2,765,419   $         -   $ 3,519,586
                   ===========  ============  ============  ============

Note 17.  Subsequent Events

On September 1, 2006, the Company entered into a loan agreement with Amalgamated Bank, a financial institution. The loan agreement provides for a one-year secured revolving credit facility of up to $15.0 million. Concurrently, the Company paid off its $4.5 million note to the Bank of America, its obligation to Trade Investments Services, LLC and other miscellaneous obligations, including the costs associated with securing the facility with $5.0 million of borrowings under the facility.

The interest rate under the credit facility is equal to, at the Company's option, either (1), the lender's publicly announced base rate, or (2) 1.5% plus the applicable LIBOR rate. Interest is payable monthly, quarterly or semi-annually, at the Company's election, in arrears not later than the end of each such period.

The credit facility requires that all principal be repaid in full on the first anniversary of the closing date, which may be extended for up to one year at the lender's option. The facility is secured by a first priority lien on our accounts receivable, equipment, inventory and certain deposit accounts.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2006 AND 2005 AND FOR THE
                 FISCAL YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                 -----------------------------------------------

The credit facility contains covenants restricting our ability to, among other things: (1) incur or guarantee additional debt; (2) make any investments (other than in the ordinary course of business); (3) engage in any asset sales or dispose of any assets (other than in the ordinary course of business); (4) engage in transactions with affiliates; (5) incur liens; and (6) declare or pay dividends on its common stock. The credit facility also requires us not to exceed a maximum total leverage ratio, to maintain a minimum consolidated earnings before income taxes and depreciation and amortization ("EBITDA"), to maintain a minimum fixed charge coverage ratio and to maintain a minimum deposit balance with the lender (unless certain revenue and EBITDA thresholds are met).

The credit facility also provides for customary events of default, including non-payment defaults and covenant defaults.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

Date:  September 28, 2006            By:  /s/ E. Gerald Kay
                                     ----------------------
                                     E. Gerald Kay
                                     Chief Executive Officer

Date:  September 28, 2006            By:  /s/ Dina L. Masi
                                     ----------------------
                                     Dina L. Masi
                                     Chief Financial Officer