Form 10-Q
period 2006-09-30
INTEGRATED BIOPHARMA INC
filed 2006-11-13
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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


          Class                                  Outstanding at October 30, 2006
Common Stock, $0.002 par value                           13,537,419 Shares

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

                            FORM 10-Q QUARTERLY REPORT
                  For the Three Months Ended September 30, 2006

                                      INDEX

                                                                            Page
                          Part I. Financial Information

Item 1.   Condensed Consolidated Statements of Operations for the
          Three Months Ended September 30, 2006 and 2005 (unaudited)          2

          Condensed Consolidated Balance Sheets as of September 30, 2006
          (unaudited) and June 30, 2006                                       3

          Condensed Consolidated Statements of Changes in Stockholders'
          Equity for the three months ended September 30, 2006 (unaudited)    4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended September 30, 2006 and 2005 (unaudited)          5

          Notes to Condensed Consolidated Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          21

Item 4.   Controls and Procedures                                             21

                           Part II. Other Information

Item 1.   Legal Proceedings                                                   22

Item 1A.  Risk Factors                                                        22

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3.   Defaults Upon Senior Securities                                     23

Item 4.   Submission of Matters to a Vote of Security Holders                 23

Item 5.   Other Information                                                   23

Item 6.   Exhibits                                                            23

                                      Other

Signatures                                                                    24

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, "plan", "believe", "expect", "anticipate", "intend", "estimate", "project", "may", "will", "would", "could", "should", "seeks", or "scheduled to", or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company's Annual Report filed on Form 10-K for the year ended June 30, 2006 and in registration statements and other securities filings by the Company.

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

ITEM 1.  FINANCIAL STATEMENTS

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           Three months ended
                                                                                             September 30,
                                                                                -----------------------------------------
                                                                                      2006                   2005
                                                                                ------------------     ------------------
Sales, net                                                                      $      12,911,238           $ 14,787,107

Cost of sales                                                                           8,531,587              9,392,762
                                                                                ------------------     ------------------

Gross profit                                                                            4,379,651              5,394,345

Selling and administrative expenses                                                     4,011,635              3,410,645
                                                                                ------------------     ------------------

Operating income                                                                          368,016              1,983,700

Other expense, net                                                                        (27,336)               (59,596)
                                                                                ------------------     ------------------

Income before income taxes                                                                340,680              1,924,104

Federal and state income tax, net                                                         210,182                 44,738
                                                                                ------------------     ------------------

Income before minority interest                                                           130,498              1,879,366

Minority interest                                                                          37,590                 33,200
                                                                                ------------------     ------------------
Net income                                                                                168,088              1,912,566
Deemed dividend from beneficial conversion feature
  of Series B Preferred stock dividend                                                   (562,500)              (583,000)
Series B Preferred stock dividend                                                        (119,096)              (123,507)
                                                                                ------------------     ------------------

Net (loss) income applicable to common shareholders                             $        (513,508)     $        1,206,059
                                                                                ==================     ==================

Net (loss) income per common share:
Basic                                                                           $           (0.04)     $            0.09
                                                                                ==================     ==================
Diluted                                                                         $           (0.04)     $            0.09
                                                                                ==================     ==================

Weighted average common shares outstanding                                             13,288,078             12,713,842
Dilutive potential shares:
Warrants and options                                                                            -              1,132,699
Convertible preferred stock                                                                     -                      -
                                                                                ------------------     ------------------
Weighted average common share outstanding - assuming dilution                          13,288,078             13,846,541
                                                                                ==================     ==================

See accompanying notes to condensed consolidated financial statements.

                           INTEGRATED BIOPHARMA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          (Unaudited)
                                                                                         September 30,        June 30,
                                                                                             2006               2006
                                                                                        ----------------   ---------------
Assets
Current Assets:
Cash and cash equivalents                                                               $      2,200,867   $     5,746,836
Restricted cash                                                                                2,000,000                 -
Accounts receivable, net                                                                       5,682,562         5,717,012
Inventories, net                                                                              14,903,383        10,972,843
Deferred income taxes                                                                          3,079,540         2,976,000
Other current assets                                                                           1,744,052         1,531,988
                                                                                        ----------------   ---------------
Total current assets                                                                          29,610,404        26,944,679

Property and equipment, net                                                                    4,065,415         4,173,357
Goodwill                                                                                         145,410           145,410
Intangible assets, net                                                                         3,965,290         4,015,596
Deferred income taxes                                                                          2,190,000         2,182,000
Security deposits and other assets                                                               178,080           143,822
                                                                                        ----------------   ---------------
Total Assets                                                                            $     40,154,599   $    37,604,864
                                                                                        ================   ===============

Liabilities and Stockholders' Equity:
Current Liabilities:
Revolving credit facility                                                               $      5,000,000   $             -
Note payable - bank                                                                                    -         4,497,290
Accounts payable                                                                               5,913,267         4,123,646
Accrued expenses and other current liabilities                                                 2,336,035         2,505,390
State income taxes payable                                                                       650,649           573,685
Loan payable - Trade Investment Services, LLC, related party                                           -           172,260
                                                                                        ----------------   ---------------
Total Current Liabilities                                                                     13,899,951        11,872,271

Commitments and Contingencies

Series B 7% Redeemable Convertible Preferred Stock, net of beneficial conversion feature, warrants issued and issuance costs, $0.002 par value; 1,250 shares
 authorized; 700 shares issued and 675 outstanding liquidation preference $6,750,000           5,504,143         4,941,643

Minority Interest                                                                                118,434           156,025

Stockholders' Equity:
Common Stock, $0.002 par value; 25,000,000 shares authorized; 13,397,550 shares issued at September 30, 2006 and 13,200,961 at June 30, 2006; 13,362,650 shares
 outstanding at September 30, 2006 and 13,166,061 at June 30, 2006                                26,795            26,402
Additonal paid-in-capital                                                                     31,090,865        30,580,604
Accumulated deficit                                                                         (10,386,250)       (9,872,742)
Less:  Treasury stock, at cost, 34,900 shares                                                   (99,339)          (99,339)
                                                                                        ----------------   ---------------
Total Stockholders' Equity                                                                    20,632,071        20,634,925
                                                                                        ----------------   ---------------
Total Liabilities and Stockholders' Equity                                              $     40,154,599   $    37,604,864
                                                                                        ================   ===============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
                                   (Unaudited)

                                 Common Stock                                              Treasury Stock         Total
                             -----------------------     Additional       Accumulated    -------------------   Stockholders'
                               Shares      Par Value   Paid-in-Capital      Deficit      Shares     Cost          Equity
                             -----------   ---------   ---------------   -------------   ------   ----------   ------------
Balance, June 30, 2006        13,200,961   $  26,402   $    30,580,604   $ (9,872,742)   34,900   $ (99,339)   $ 20,634,925

Exercise of stock
options for cash                 182,200         364           133,507               -        -            -        133,871

Restricted stock award            14,389          29           107,596               -        -            -        107,625

Compensation expense for
employee stock options                 -           -            88,618               -        -            -         88,618

Income tax benefit from exercise
of stock options                       -           -           180,540               -        -            -        180,540

Dividends paid on Series B
preferred stock                        -           -                 -       (119,096)        -            -      (119,096)

Deemed dividend from
beneficial conversion
feature of Series B
preferred stock                        -           -                 -       (562,500)        -            -      (562,500)

Net Income                             -           -                 -         168,088        -            -        168,088
                             -----------   ---------   ---------------   -------------   ------   ----------   ------------
Balance, September 30,
2006 (Unaudited)              13,397,550   $  26,795   $    31,090,865   $(10,386,250)   34,900   $ (99,339)   $ 20,632,071
                             ===========   =========   ===============   =============  =======   ==========   ============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Three months ended
                                                                                                 September 30,
                                                                                    -----------------------------------------
                                                                                           2006                  2005
                                                                                    -------------------    ------------------
Cash flows from operating activities:
Net income                                                                          $           168,088    $        1,912,566
Adjustments to reconcile net income to net cash used for
 operating activities:
Depreciation and amortization                                                                   308,625               274,764
Deferred income taxes                                                                            69,000              (14,000)
Allowance for inventory                                                                          12,500                 2,500
Allowance for doubtful accounts                                                                     600                 2,500
Issuance of common stock for consulting services                                                 74,821                     -
Compensation expense for employee stock options                                                  88,618               151,517
Minority interest                                                                              (37,590)              (33,200)
Changes in assets and liabilities (excludes impact of acquistions):
(Increase) decrease in:
Accounts receivable                                                                              33,850           (1,133,630)
Inventories                                                                                 (3,943,040)           (1,437,689)
Prepaid expenses and other assets                                                             (179,260)               185,518
Security deposits and other assets                                                             (34,258)                35,567
(Decrease) increase in:
Accounts payable                                                                              1,789,621              (84,740)
Income taxes payable                                                                             76,964                     -
Accrued expenses and other liabilities                                                        (169,355)             (158,652)
                                                                                    -------------------    ------------------
Net cash used in operating activities                                                       (1,740,816)             (296,979)
                                                                                    -------------------    ------------------

Cash flows from investing activities:
Purchase of intangible assets                                                                  (43,321)                     -
Purchase of property and equipment                                                            (107,057)              (48,544)
                                                                                    -------------------    ------------------
Net cash used in investing activities                                                         (150,378)              (48,544)
                                                                                    -------------------    ------------------

Cash flows from financing activities:
Proceeds from the exercise of stock options                                                     133,871                57,450
Repayment of note payable - bank                                                            (4,497,290)                     -
Repayment of loan payable - TIS                                                               (172,260)                     -
Proceeds from revolving credit facility                                                       5,000,000                     -
Funding of restricted cash under revolving credit facility                                  (2,000,000)                     -
Dividends paid                                                                                (119,096)             (123,507)
                                                                                    -------------------    ------------------
Net cash used in financing activities                                                       (1,654,775)              (66,057)
                                                                                    -------------------    ------------------

Net decrease in cash and cash equivalents                                                   (3,545,969)             (411,580)

Cash and cash equivalents at beginning of period                                              5,746,836             2,427,553
                                                                                    -------------------    ------------------
Cash and cash equivalents at end of period                                          $         2,200,867    $        2,015,973
                                                                                    ===================    ==================

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest                                                                            $            59,783    $           74,014
                                                                                    ===================    ==================
Income taxes                                                                        $           102,105    $            3,762
                                                                                    ===================    ==================
Supplemental disclosures of non-cash transactions:
Deemed dividend from beneficial conversion feature of Series B Preferred stock      $         (562,500)    $        (583,000)
                                                                                    ===================    ==================
Restricted stock awards                                                             $           107,625    $                -
                                                                                    ===================    ==================

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Principles of Consolidation and Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 ("10-K"), as filed with the SEC. The June 30, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending June 30, 2007 or for any other period.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; and pharmaceutical technical services through its contract research organization, and the biotechnologies business that uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company's customers are located primarily throughout the United States.

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

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Nothing has come to our attention which would cause a change in these estimates.
                                       6

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

During the three months ended September 30, 2006, options and warrants to purchase 4,877,144 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses available to common shareholders during the period. During the three months ended September 30, 2005, 3,892,998 options with exercise prices below average market price were included in the computation of diluted earnings per share.

During the periods ended September 30, 2006 and 2005, Convertible Series B Preferred Stock in the amount of 675,000 and 700,000 common share equivalents were not included in the computation of diluted earnings per share as their conversion price was greater than the average market price of the common shares for the 2005 period and for the 2006 period, they were antidilutive as a result of net losses available to common shareholders.

During the three months ended September 30, 2006 and 2005, options and warrants to purchase 1,480,500 shares and 2,941,930 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

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

In September 2006, the FASB issue SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

Note 2.  Goodwill and other Intangible Assets

Goodwill and intangibles with indefinite lives are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the third quarter of fiscal 2006. As of September 30, 2006 and June 30, 2006, goodwill consisted of $145,410 from the Aloe Acquisition.

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amount of acquired intangible assets as of September 30, 2006 and June 30, 2006 is as follows:

                                         September 30, 2006                           June 30, 2006
                             -----------------------------------------   ----------------------------------------
                           Gross Carrying  Accumulated                 Gross Carrying  Accumulated
                               Amount      Amortization       Net          Amount      Amortization       Net
                             -----------   ------------   ------------   -----------   ------------   -----------
Intellectual property        $ 1,850,000   $    317,917   $  1,532,083   $ 1,850,000   $    271,667   $ 1,578,333
Trade names and patents        1,792,456        241,639      1,550,817     1,749,135        216,139     1,532,996
Unpatented technology            547,000        189,999        357,001       547,000        179,999       367,001
License agreement                637,467        112,078        525,389       637,467        100,201       537,266
                             -----------   ------------   ------------   -----------   ------------   -----------
Total                        $ 4,826,923   $    861,633   $  3,965,290   $ 4,783,602   $    768,006   $ 4,015,596
                             ===========   ============   ============   ============  ============   ===========

Amortization expense recorded on the intangible assets for the three months ended September 30, 2006 and 2005 was $93,627 and $71,973, respectively. Amortization expense is recorded on the straight-line method of periods ranging from 10 years to 20 years.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

    Year Ending         Amortization
     June 30,              Expense
-----------------      ---------------

  2007, remaining      $       284,900
  2008                         378,500
  2009                         378,500
  2010                         378,500
  2011                         378,500
  Thereafter                 2,166,390
                       ---------------
  Total                $     3,965,290
                       ===============

Note 3.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of September 30, 2006 and June 30, 2006:

                            September 30,          June 30,
                               2006                 2006
                          ----------------     ----------------

Raw materials             $      7,848,226     $      5,484,485
Work-in-process                  2,556,197            1,803,532
Finished goods                   4,498,960            3,684,826
                          ----------------     ----------------
Total                     $     14,903,383     $     10,972,843
                          ================     ================

Note 4.  Property and Equipment

Property and equipment consists of the following as of September 30, 2006 and June 30, 2006:

                                  September 30,         June 30,
                                      2006               2006
                                 ---------------    ---------------

Land and building                $     1,250,000    $     1,250,000
Leasehold improvements                 2,157,321          2,157,321
Machinery and equipment                6,651,153          6,544,096
Transportation equipment                  37,714             37,714
                                 ---------------    ---------------
                                      10,096,188          9,989,131
Less: Accumulated depreciation
 and amortization                      6,030,773          5,815,774
                                 ---------------    ---------------
Total                            $     4,065,415    $     4,173,357
                                 ===============    ===============

Note 5.  Note and Loan Payable

Note payable is a promissory note provided by Bank of America dated August 6, 2003 in the amount of $4.5 million with interest at a variable rate based on 1.25% over the current LIBOR rate. The loan was renewed through January 4, 2007 under the existing terms and conditions of the Note. The Note was guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. As of June 30, 2006 the interest rate was 6.60%. As of September 30, 2006, the note was paid in full.

Loan payable-Trade Investment Services is a demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis, dated July 1, 2002 with interest at 9.00%. The Company had accrued and unpaid interest of $45,661 as of June 30, 2006.

In September 2006, the Company paid off the Note and Loan Payable with proceeds from a $15.0 million revolving credit facility it secured with a bank. (See Note
6. Revolving Credit Facility.)

Note 6.  Revolving Credit Facility and Restricted Cash

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

The interest rate under the credit facility is equal to, at the Company's option, either (1), the lender's publicly announced base rate, or (2) 1.5% plus the applicable LIBOR rate. Interest is payable monthly, quarterly or semi-annually, at the Company's election, in arrears not later than the end of each such period. As of September 30, 2006, the interest rate was 6.95% and the Company had accrued and unpaid interest of approximately $28,600. The facility also has a commitment fee equal to 0.50% per annum calculated on the unused amount of the facility. As of September 30, 2006, the Company had approximately $4,200 in accrued and unpaid commitment fees.

The credit facility requires that all principal be repaid in full on the first anniversary of the closing date, which may be extended for up to one year at the lender's option. The facility is secured by a first priority lien on our accounts receivable, equipment, inventory and certain deposit accounts.

The credit facility contains covenants restricting our ability to, among other things: (1) incur or guarantee additional debt; (2) make any investments (other than in the ordinary course of business); (3) engage in any asset sales or dispose of any assets (other than in the ordinary course of business); (4) engage in transactions with affiliates; (5) incur liens; and (6) declare or pay dividends on its common stock. The credit facility also requires us not to exceed a maximum total leverage ratio, to maintain a minimum consolidated earnings before income taxes and depreciation and amortization ("EBITDA"), to maintain a minimum fixed charge coverage ratio and to maintain a minimum deposit balance with the lender (unless certain revenue and EBITDA thresholds are met). On September 1, 2006, the Company deposited $2.0 million with the lender to satisfy this covenant.

The credit facility also provides for customary events of default, including non-payment defaults and covenant defaults. The Company was in compliance with its loan covenants as of September 30, 2006.

Note 7.  Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006, the Company's uninsured cash balances were approximately $3.5 million.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances at September 30, 2006 and June 30, 2006 is $125,613 and $125,013, respectively.

(c) Major Customers. For the three months ended September 30, 2006, approximately 42% or $5.4 million, 20% or $2.5 million and 15% or $1.9 million of revenues were derived from three customers. For the three months ended September 30, 2005 approximately 36% or $5.3 million, 35% or $5.3 million and 24% or $3.5 million of revenues were derived from three customers. The loss of any of these customers would have an adverse affect on the Company's operations. Accounts receivable from these three customers comprised approximately 59% of total accounts receivable at September 30, 2006.

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

Approximately 35% the Company's employees, located in its New Jersey facility, are covered by a union contract. The contract was renewed in August 2006 and will expire in August 2010.

Note 8.  Commitments and Contingencies

(a) Leases

Related Party Leases- Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three months ended September 30, 2006 and 2005 on this lease was $186,700 and $163,000 respectively, and is included in both manufacturing and selling and administrative expenses.

Other Lease Commitments- The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. Rent expense has been straight-lined over the life of the lease. At its option, the Company has the right to renew the lease for an additional five-year period. On August 27, 2002, the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense for the three months ended September 30, 2006 and 2005 was $92,000 and $98,588, respectively and is included in manufacturing expenses.

The Company leases warehouse and office facilities through March 31, 2007. The lease was effective on March 6, 2004, and provides for a minimum monthly rental of $9,967. In September 2006, the Company leased additional warehouse space under a three-year lease commitment with minimum monthly rental payments of $12,008. The Company leases additional office space on a month-to-month basis; minimum monthly rental payments are $1,126. The lease was effective on October 1, 2005, and provides for a minimum monthly rental of $1,126. The company leases office space through December 31, 2012, and provides for a minimum monthly rental of $18,611. The Company leases warehouse equipment for a five (5) year period with an annual rental of $15,847 and office equipment for a five (5) year period with an annual rental of $8,400.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2009.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                         Related Party
   Year ending            Lease             Lease
     June 30,           Commitment        Commitment          Total
-------------------   ---------------   ---------------   ---------------

2007, remaining       $       488,000   $       242,700   $       730,700
2008                          373,000           323,600           696,600
2009                          357,400           323,600           681,000
2010                          226,500           323,600           550,100
2011                          196,100           323,600           519,700
Thereafter                    289,700         1,267,100         1,556,800
                      ---------------   ---------------   ---------------
Total                 $     1,930,700   $     2,804,200   $     4,734,900
                      ===============   ===============   ===============

Total rent expense, including real estate taxes and maintenance charges, was approximately $411,000 and $425,000 for the three months ended September 30, 2006 and 2005, respectively.

(b) Intellectual Property Agreement - In connection with the acquisition in January 2004, and subsequent amendments thereto; of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $3.7 million for certain technology developed by Fraunhofer USA, Inc. over a five-year period. As of September 30 and June 30, 2006, $1.8 million has been paid and is being amortized on a straight-line basis over a ten-year period.

(c) Legal Proceedings - NatEx Georgia LLC and Vasili Patarkalishvili v. Robert
B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5.0 million. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs have filed a notice of appeal of that decision. Certain of the Defendants, including the Company, have filed counter-claims against Plaintiffs for breach of a July 2003 agreement with NatEx and to collect on an $1.3 million note, though the Company is doubtful of collection on that note. Paxis plans to defend vigorously the remaining claim and prosecute its claims.

Pom Wonderful LLC v. Agrolabs, Inc., pending in the United States District Court for the Central District of California. Plaintiff commenced this action in December 2005 against us alleging trademark infringement of its "POM Wonderful" and related trademarks by our use of its supplier's registered trademark for "Pomella," which is the name of a pomegranate extract ingredient used in our "Naturally Pomegranate" nutritional supplement. We had purchased the pomegranate extract ingredient from a third party supplier, Geni Herbs, Inc. against whom the Plaintiff had filed a similar infringement action in June 2005 (Pom Wonderful LLC v. Geni Herbs, Inc. also pending in the Central District of California). We filed counterclaims against the Plaintiff for cancellation of its various trademarks. As the case was entering the early phases of discovery and we were seeking to consolidate the two actions and to file cross-claims against Geni Herbs, we learned that the Plaintiff and Geni Herbs were engaged in a mediation. As a result of our participation in the negotiations, both cases have been settled in principle. The settlement agreements have been distributed for execution by the parties. The Company does not believe that there will be a material impact on the Company's financial position.

Note 9.  Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company's Chairman of the Board. This agreement is on a month-to-month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three months September 30, 2006 and 2005 was $3,300. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $30,000 for the three months ended September 30, 2006 and 2005.

Note 10.  Equity Transactions

(a) Stock Option Plan and Warrants - There were no stock options or warrants issued in the quarter ended September 30, 2006.

(b) Restricted Stock Award - on August 3, 2006, the Company entered into a separate one-year financial services agreement whereby it is to issue an initial 12,500 shares of its common stock and will issue additional shares worth $15,000, on a monthly basis, calculated on the third day of each month by dividing $15,000 by the prior ten (10) day volume-weighted average closing share price of the common stock of the Company.

As of September 30, 2006, the Company was obligated to issue 14,389 shares of its common stock under this agreement.

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

The Company has divided its operations into three reportable segments as follows: Nutraceuticals, Pharmaceuticals and Biotechnologies. The international sales, concentrated primarily in Europe, for the three months ended September 30, 2006 and 2005 were $3.9 million and $2.1 million respectively.

Financial information relating to the three months ended September 30, 2006 and 2005 operations by business segment is as follows:

                                                            For the Three Months Ended
                                                                    September 30,
                    --------------------------------------------------------------------------------------------------------------
                                                 2006                                               2005
                    -----------------------------------------------------   ------------------------------------------------------
                       Nutra-        Pharma-      Biotech-                     Nutra-        Pharma-      Biotech-
                      ceuticals     ceuticals     nologies       Total        ceuticals     ceuticals     nologies       Total
                    -------------   ----------   ----------   -----------   ------------   ------------   ----------   -----------
Sales, net
U.S. customers      $   7,755,030   $1,180,286   $  116,547     9,051,863   $ 11,917,850   $    794,775   $    5,575   $12,718,200

International
customers               3,464,443      394,932            -     3,859,375      2,046,722         22,185            -     2,068,907
                    -------------   ----------   ----------   -----------   ------------   ------------   ----------   -----------
Total Sales, net    $  11,219,473   $1,575,218   $  116,547   $12,911,238   $ 13,964,572   $    816,960   $    5,575   $14,787,107
                    =============   ==========   ==========   ===========   ============   ============   ==========   ===========

Segment operating
profit (loss)       $     838,757   $(257,744)   $(212,997)   $   368,016   $  3,542,483   $(1,472,041)   $ (86,742)   $ 1,983,700
                    =============   ==========   ==========   ===========   ============   ============   ==========   ===========

Depreciation        $      95,134   $  119,865   $        -   $   214,999   $     88,718   $    114,073   $        -   $   202,791
                    =============   ==========   ==========   ===========   ============   ============   ==========   ===========

Capital
expenditures        $      83,662   $   23,395   $        -   $   107,057   $     41,023   $      7,521   $        -   $    48,544
                    =============   ==========   ==========   ===========   ============   ============   ==========   ===========


                                         As of September 30,                                  As of June 30,
                    -----------------------------------------------------   ------------------------------------------------------
                                                 2006                                               2005
                    -----------------------------------------------------   ------------------------------------------------------
Total Assets        $  31,659,930   $6,533,543   $1,961,126   $40,154,599   $ 29,911,297   $  5,868,804   $1,824,763   $37,604,864
                    =============   ==========   ==========   ===========   ============   ============   ==========   ===========

Note 12.  Subsequent Event

On October 16, 2006, the Company redeemed 650 shares of its Series B Redeemable Convertible Preferred Stock ("Preferred Stock") at a redemption price of $6.7 million. In addition to the cash consideration, equal to the face amount of the Preferred Stock and the related dividend, the Company also agreed to issue to the holder 100,000 additional Warrants to purchase common stock of the Company at a purchase price of $12 per share exercisable until October 2011 and agreed to adjust the Warrants issued in 2004 in connection with the initial purchase of the Preferred Stock to conform to the new Warrants. The amended Warrants issued in 2004, along with the additional Warrants issued in October 2006, will result in additional non-cash dividends on the Preferred Stock of approximately $1.5 million.

The early redemption of the Preferred Stock extinguished all rights and preferences pertinent to the 650 shares of Preferred Stock, including actual dividends, deemed dividends (which are required to be deducted in the calculation of net income attributable to common shareholders and resulted in decreases in net income of approximately $2.3 million in each of the last two fiscal years), liquidation preferences and the right to convert the Preferred Stock into 650,000 shares of the Company's common stock at $10 per share. Subsequent to this redemption, only 25 shares of Preferred Stock held by another party remain outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute "forward-looking statements." See "Disclosure Regarding Forward-Looking Statements" on page 1 of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein and the Company's Annual Report on Form 10-K.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; and pharmaceutical technical services through its contract research organization. The Company's customers are located primarily throughout the United States.

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

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. There have been no material changes in the calculation of these estimates since the audited financial statements at June 30, 2006.

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

We preformed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of September 30, 2006 the allowance was $125,613. If this number were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $58,100 of income or expense.

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

The Company preformed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. As of September 30, 2006 the allowance was $12,500. If this number were in error by plus or minus one percent of the total inventory balance, the impact would be an additional $149,200 of income or expense.

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

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

                                                        For the three months
                                                         ended September 30,
                                                     ---------------------------
                                                        2006               2005
                                                     -----------     -----------

Sales, net                                                100.0%          100.0%

Costs and expenses:
Cost of sales                                              66.1%           63.5%
Selling and administrative                                 31.0%           23.1%
                                                     -----------     -----------
                                                           97.1%           86.6%
                                                     -----------     -----------
Income from operations                                      2.9%           13.4%
                                                     -----------     -----------
Other income (expense):
Interest expense                                          (0.8%)          (0.5%)
Other income                                                0.2%            0.1%
Interest and investment income                              0.4%            0.0%
                                                     -----------     -----------
                                                          (0.2%)          (0.4%)
                                                     -----------     -----------
Income before income taxes                                  2.6%           13.0%

Federal and state income taxes, net                         1.6%            0.3%
                                                     -----------     -----------

Income before minority interest                             1.0%           12.7%

Minority interest                                           0.3%            0.2%
                                                     -----------     -----------

Net income                                                  1.3%           12.9%

Deemed dividend from beneficial conversion
 feature of Series B Preferred Stock                      (4.4%)          (4.0%)
Series B Preferred Stock dividend                         (0.9%)          (0.8%)
                                                     -----------     -----------
Net (loss) income allocable to common
 shareholders                                             (4.0%)            8.1%
                                                     ===========     ===========

For the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005

Sales, net. Sales, net, for the first quarter ended September 30, 2006 and 2005 were $12.9 million and $14.8 million, respectively, a decrease of $1.9 million or 12.7%. The decrease is comprised of the following:


                                                      Three months ended             Dollar Increase      Percentage
                                                        September 30,                   (Decrease)          Change
                                             -------------------------------------   -----------------   --------------
                                                   2006                2005            2006 vs 2005      2006 vs 2005
                                             -----------------    ----------------   -----------------   --------------
Nutraceuticals - US Customers                $       7,755,030    $     11,917,850   $     (4,162,820)          (34.9%)
Nutraceuticals - International Customers             3,464,443           2,046,722           1,417,721            69.3%
                                             -----------------    ----------------   -----------------   --------------
Total Nutraceuticals                                11,219,473          13,964,572         (2,745,099)          (19.7%)
                                             -----------------    ----------------   -----------------   --------------
Pharmaceuticals - US Customers                       1,180,286             794,775             385,511            48.5%
Pharmaceuticals - International Customers              394,932              22,185             372,747         1,680.2%
                                             -----------------    ----------------   -----------------   --------------
Total Pharmaceuticals                                1,575,218             816,960             758,258            92.8%
                                             -----------------    ----------------   -----------------   --------------
Biotechnologies                                        116,547               5,575             110,972         1,990.5%
                                             -----------------    ----------------   -----------------   --------------

Total                                        $      12,911,238    $     14,787,107   $     (1,875,869)          (12.7%)
                                             =================    ================   =================   ==============

Sales, net. Sales, net for the three months ended September 30, 2006 and 2005 were $12.9 million and $14.8 million, respectively, a decrease of approximately $1.9 million or 12.7%. This decrease is primarily the result of a decrease in the Company's Nutraceuticals Segment of approximately 20%, offset by increases in our other two business segments. For the quarter ended September 30, 2005, the Company introduced a new product in its propriety nutraceutical product line and increased its distribution in one of its major customers from a test market distribution to nation-wide distribution of all of its then existing products. These factors resulted in an incremental increase in sales for the quarter ended September 30, 2005 of approximately $4.0 million, with no similar one-time factors existing in the quarter ended September 30, 2006.

Pharmaceuticals sales for the three months ended September 30, 2006 were $1.6 million compared to $817,000 for the comparable period. This increase is primarily due to increased sales of approximately $300,000 of the Company's API in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Additionally, our CRO business had increased sales of approximately $500,000 in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. These increased sales are a result of the Segment implementing its sales and marketing strategy in the fiscal year ended June 30, 2006.

Our Biotechnologies Segment did not significantly contribute to our net sales and gross profits in the quarters ended September 30, 2006 and 2005.

For the three months ended September 30, 2006, approximately 61% of revenues were derived from three customers as compared 95% of revenues for the three months ended September 30, 2005. The loss of any of these customers would have an adverse affect on the Company's operations. The Company continues to expand its customer base by expanding from selling its propriety branded nutraceutical products primarily to the "club" stores to the retail sales segment.

Cost of sales. Cost of sales decreased to $8.5 million for the three months ended September 30, 2006 as compared to $9.4 million for the three months ended September 30, 2005. Cost of sales increased as a percentage of sales to 66% for the three months ended September 30, 2006 as compared to 64% for the three months ended September 30, 2005. The increase of approximately two percent (2.0%) in our cost of sales is primarily a result of our manufacturing expenses, as a majority of our manufacturing costs are fixed, as sales volumes decrease, the cost of sales as a percentage of sales will increase as there are fewer sales to spread the fixed costs over.

Selling and Administrative Expenses. Selling and administrative expenses were $4.0 million for the three months ended September 30, 2006, an increase of $601,000 or 17.6% as compared with $3.4 million for the three months ended September 30, 2005. As a percentage of sales, net, selling and administrative expenses were 31.4% for the three months ended September 30, 2006 and 23.1% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                    Three months ended           Dollar increase   Percentage
                                       September 30,              (Decrease)         Change
                               ------------------------------   ---------------   --------------
                                   2006             2005         2006 vs 2005     2006 vs 2005
                               --------------   -------------   ---------------   --------------
Salaries                       $      928,685   $     670,291   $       258,394            38.5%
Advertising                           680,932         496,247           184,685            37.2%
Consulting and
other professional fees               349,936         447,287          (97,351)          (21.8%)
Indirect expenses                     334,666         262,663            72,003            27.4%
Marketing                             207,179          29,457           177,722           603.3%
Employee Benefits                     200,975         153,889            47,086            30.6%
Depreciation & Amortization           178,872         148,282            30,590            20.6%
Auto, Travel & Entertainment          151,630         149,715             1,915             1.3%
Commissions                           150,281         286,116         (135,835)          (47.5%)
Office Rent                           147,290         184,778          (37,488)          (20.3%)
Insurance                             139,686          36,983           102,703           277.7%
Office                                123,752         118,201             5,551             4.7%
Compensation expense for
employee stock options                 88,618         151,517          (62,899)          (41.5%)
Other                                 329,133         275,219            53,914            19.6%
                               --------------   -------------   ---------------   --------------
Total                          $    4,011,635   $   3,410,645   $       600,990            17.6%
                               ==============   =============   ===============   ==============

Salaries increased approximately $258,000 in the three months ended September 30, 2006 or 38.5% as a result of hiring an investor relations officer at the end of our last quarter. In addition to his base salary, in the three months ended September 30, 2006, this employee earned a performance bonus based on a transaction which occurred in the three months ended September 30, 2006, his combined compensation was approximately $225,000 with no comparable expense in the three months ended September 30, 2005. The balance of the increase or $33,000 represents a 5.0% increase over salaries in the three months ended September 30, 2005 as a result of net new employees and general salary increases. A decrease in consulting and other professional fees of $97,400 offset the increase in salaries, in part.

Advertising expense increased approximately $185,000 or 38.5% in the three months ended September 30, 2006 as part of our marketing plan to increase advertising to support our proprietary branded nutraceutical products. We spent $74,250 in media advertisements such as radio and newspaper ads in the three months ended September 30, 2006 with no comparable expense in the prior period and an additional $110,000 on other trade advertising.

We also incurred additional marketing expenses of $178,000 in the three months ended September 30, 2006 on the design and printing of new marketing materials used in the general marketing of our products as compared to the three months ended September 30, 2005.

Commissions decreased approximately $136,000 or 47.5%. Commissions as a percentage of sales that commissions are owed was 3.2% of such sales in the three months ended September 30, 2006 compared to 2.9% of such sales in the three months ended September 30, 2005. Our commission payout ranges from three to five percent of qualifying sales, the increase in the payout rate from the three months ended September 30, 2005 to the three months ended September 30, 2006 is a result of an increase in sales qualifying for a five percent commission payment.

Insurance cost increased by approximately $103,000 primarily as a result of a change in allocation between manufacturing costs and general and administrative costs.

Other expense, net. Other expense, net was $27,336 for the three months ended September 30, 2006 as compared to $59,596 for the comparable period a year ago. The decrease of $32,260 was primarily attributable to, an increase in interest expense of $21,130 due to the ongoing increase in the Libor rate, offset in part, by an increase in interest income of approximately $42,000.

Federal and state income tax, net. Federal and state income tax increased from $44,700 in the three months ended September 30, 2005 to $210,000 in the three months ended September 30, 2006. Our effective tax rate increased from 2.3% to 61.7%. The dollar amount increase and the increase in our effective tax rates are primarily a result of increased state taxes owed in certain states where our subsidiaries file separate tax returns and do not have operating losses from our other subsidiaries to offset their taxable income in such states. Additionally, in the three months ended September 30, 2006, we had a deferred federal tax expense of approximately $76,000 with no federal tax expense in the three months ended September 30, 2005 as a result of offsetting valuation allowances recorded in such period.

Net income. The Company's net income for the three months ended September 30, 2006 was $168,100 as compared to net income of $1.9 million for the three months ended September 30, 2005. This decrease in net income of approximately $1.7 million is primarily the result of a decrease in gross profit of approximately $982,500, an increase in selling and administrative expenses of $633,000, a decrease in other expense of approximately $32,000, and an increase in federal and state income taxes of approximately $165,000.

Seasonality. The Company's results of operations in its Pharmaceuticals and Biotechnologies segments are not significantly affected by seasonal factors. The Nutraceutical business segment tends to be seasonal. The Company has found that in its first fiscal quarter ending in September, orders for its branded proprietary nutraceutical products slow (absent the addition of new customers with a significant first time order), as buyers in their markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in the Company's second fiscal quarter, ending in December, orders for its products increase as the demand for the Company's branded nutraceutical products seems to increase in late December to early January as consumers become health conscious as they enter the new year.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are cash generated from operations. The Company also has a $15.0 million revolving line of credit available through September 1, 2007 with a one-year renewal option available at the lender's option. The Company's principal uses of cash have been to finance working capital, acquisitions, capital expenditures and Preferred Series B Stock dividend payments and the redemption of its Preferred Series B Stock. The Company anticipates these uses will continue to be its principal uses of cash in the future, except that subsequent to October 2006, the Company's use for Preferred Series B Stock dividend payments will not be a significant use as it redeemed 650 shares in October 2006 and the cash dividends on the remaining 25 shares will be approximately $9,700 for the remainder of fiscal 2007 and none thereafter as the shares will be either converted or redeemed by its maturity date of April 20, 2007.

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

                                                      For the three months ended
                                                            September 30,
                                                ---------------------------------------
                                                     2006                   2005
                                                ----------------      -----------------
Net cash used in operating acitivites           $    (1,740,817)      $       (296,979)
                                                ================      =================
Net cash used in investing acitivites           $      (150,377)      $        (48,544)
                                                ================      =================
Net cash used in financing acitivites           $    (1,654,775)      $        (66,057)
                                                ================      =================

Cash and cash equivalents at end of period      $      2,200,867      $       2,015,973
                                                ================      =================

Days sales in inventory                                       91                     80
                                                ================      =================
Inventory turnover                                           4.0                    4.5
                                                ================      =================

At September 30, 2006, the Company's working capital was $15.7 million, an increase of $638,000 over working capital at June 30, 2006 of $15.1 million. Cash and cash equivalents were $2.0 million at September 30, 2006, a decrease of $3.5 million from June 30, 2006. The Company utilized $1.7 million and $297,000 of net cash for operations for the three months ended September 30, 2006 and 2005, respectively. The primary reason for the increase in cash used in operating activities is the increase in cash used in inventories. Our inventory levels increased by $3.9 million in the three months ended September 30, 2006 based on our increased sales orders for future shipments. The Company believes that anticipated sales for next year, current cash balances and its revolving credit facility should meet its cash needs for operations for fiscal 2007.

The Company utilized $150,400 and $48,500 of cash in investing activities for the three months ended September 30, 2006 and 2005, respectively. The Company utilized $1.7 million and $66,100 of cash from financing activities for the three months ended September 30, 2006 and 2005, respectively. The significant use of cash in financing activities was a required deposit of $2.0 million, in an interest bearing certificate of deposit, with our lender in connection with our $15.0 million revolving credit facility.

The Company's total annual commitments at September 30, 2006 for long term non-cancelable leases of approximately $731,000 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

On October 20, 2006, the Company borrowed an additional $8.5 million on its $15.0 million revolving credit facility increasing its borrowings under the line to $13.5 million. The proceeds were used to redeem 650 shares of the Series B Preferred Stock and for general corporate purposes.

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

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2006 and 2005 were $107,100 and $48,500, respectively. The Company has budgeted approximately $500,000 for capital expenditures for fiscal 2007. The total amount is expected to be funded from cash provided from its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement - refer to footnote 1 of the condensed consolidated financial statements for the three months ended
September 30, 2006 included in Part I - Item 1.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates and foreign currency exchange rates, primarily with respect to the Canadian Dollar in its customer receivables. The Company's use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. We performed a sensitivity analysis to determine the impact of fluctuations on interest rates relating to our outstanding variable debt. If interest rates varied by plus or minus one percent our income would be higher or lower in the amount of $50,000 per annum.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has not completed its Sarbanes Oxley section 404 process, or related assessment in the process of evaluation and testing and is not required to do so until our fiscal year ending June 30, 2008. The Company may identify deficiencies that may require remediation in the process of its evaluation and testing.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5.0 million. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs have filed a notice of appeal of that decision. Certain of the Defendants, including the Company, have filed counter-claims against Plaintiffs for breach of a July 2003 agreement with NatEx and to collect on an $1.3 million note, though the Company is doubtful of collection on that note. Paxis plans to defend vigorously the remaining claim and prosecute its claims.

Pom Wonderful LLC v. Agrolabs, Inc., pending in the United States District Court for the Central District of California. Plaintiff commenced this action in December 2005 against us alleging trademark infringement of its "POM Wonderful" and related trademarks by our use of its supplier's registered trademark for "Pomella," which is the name of a pomegranate extract ingredient used in our "Naturally Pomegranate" nutritional supplement. We had purchased the pomegranate extract ingredient from a third party supplier, Geni Herbs, Inc. against whom the Plaintiff had filed a similar infringement action in June 2005 (Pom Wonderful LLC v. Geni Herbs, Inc. also pending in the Central District of California). We filed counterclaims against the Plaintiff for cancellation of its various trademarks. As the case was entering the early phases of discovery and we were seeking to consolidate the two actions and to file cross-claims against Geni Herbs, we learned that the Plaintiff and Geni Herbs were engaged in a mediation. As a result of our participation in the negotiations, both cases have been settled in principle. The settlement agreements have been distributed for execution by the parties. The Company does not believe that there will be a material impact on the Company's financial position

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2006, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2006, the Company entered into a one-year financial services agreement whereby it agreed to issue to a financial advisor an initial 12,500 shares of its common stock and will issue additional shares worth $15,000, on a monthly basis, calculated on the third day of each month by dividing $15,000 by the prior ten (10) day volume-weighted average closing share price of the common stock of the Company.

As of September 30, 2006, the Company was obligated to issue 14,389 shares of its common stock under this agreement.

The shares of common stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. These shares of common stock may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

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


                                     INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date:     November 13, 2006          By:/s/ E. Gerald Kay
                                     E. Gerald Kay,
                                     Chief Executive Officer

Date:     November 13, 2006          By:/s/ Dina L. Masi
                                     Dina L. Masi,
                                     Chief Financial Officer &
                                     Senior Vice President

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, E. Gerald Kay certify that:

1. I have reviewed this quarterly report on Form 10-Q of Integrated BioPharma, Inc.;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 13, 2006              By: /s/ E. Gerald Kay
                                     Name: E. Gerald Kay
                                     Title: Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dina L. Masi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Integrated BioPharma, Inc.;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 13, 2006              By: /s/ Dina L. Masi
                                     Name: Dina L. Masi
                                     Title: Chief Financial Officer &
                                     Senior Vice President

                                                                    Exhibit 32.1

                        CERTIFICATION OF PERIODIC REPORT
                     As adopted Pursuant to Section 906 of
                         the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q for the first quarter ended September 30, 2006 of Integrated BioPharma, Inc. (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), E. Gerald Kay, the Chief Executive Officer of Integrated BioPharma, Inc. certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to his knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.
         78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification accompanies the Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


Dated:   November 13, 2006           By: /s/ E. Gerald Kay
                                     E. Gerald Kay
                                     Chief Executive Officer

                                                                    Exhibit 32.2

                        CERTIFICATION OF PERIODIC REPORT
                     As adopted pursuant to Section 906 of
                         the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q for the first quarter ended September 30, 2006 of Integrated BioPharma, Inc. (the "Company") as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Dina
L. Masi, the Senior Vice President and Chief Financial Officer of Integrated BioPharma, Inc. certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to her knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.
         78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This certification accompanies the Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


Dated:   November 13, 2006           By:/s/ Dina L. Masi
                                     Dina L. Masi
                                     Chief Financial Officer &
                                     Senior Vice President