Form 10-Q
period 2006-12-31
INTEGRATED BIOPHARMA INC
filed 2007-02-14
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2006

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

                                                           Outstanding at
            Class                                         January 30, 2007
Common Stock, $0.002 par value                           13,582,781 Shares

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

                           FORM 10-Q QUARTERLY REPORT
                For the Quarterly Period Ended December 31, 2006
                                      INDEX


                          Part I. Financial Information

                                                                            Page

Item 1.   Financial Statements:                                               2

          Condensed Consolidated Statements of Operations
          for the Six and Three Months Ended
          December 31, 2006 and 2005 (unaudited)                              2

          Condensed Consolidated Balance Sheets as of December 31, 2006
          (unaudited) and June  30, 2006                                      3

          Condensed Consolidated Statements of Changes in Stockholders' Equity
          for the Six Months Ended December 31, 2006 (unaudited)              4

          Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended December 31, 2006 and 2005 (unaudited)                        5

          Notes to Condensed Consolidated Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          24

Item 4.   Controls and Procedures                                             24

                           Part II. Other Information

Item 1.   Legal Proceedings                                                   25

Item 1A.  Risk Factors                                                        25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         25

Item 3.   Defaults Upon Senior Securities                                     25

Item 4.   Submission of Matters to a Vote of Security Holders                 25

Item 5.   Other Information                                                   26

Item 6.   Exhibits                                                            26

                                      Other
Signatures                                                                    27

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

ITEM 1.  FINANCIAL STATEMENTS

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three months ended                Six months ended
                                                                       December 31,                       December 31,
                                                            ---------------------------------------------------------------------
                                                                 2006              2005              2006              2005
                                                            ---------------   ---------------   ---------------   ---------------
Sales, net                                                  $    20,852,080   $    12,968,294   $    33,763,318   $    27,755,401

Cost of sales                                                    14,110,416         7,989,170        22,642,003        17,381,932
                                                            ---------------   ---------------   ---------------   ---------------

Gross profit                                                      6,741,664         4,979,124        11,121,315        10,373,469

Selling and administrative expenses                               4,722,379         3,613,109         8,734,014         7,023,754
                                                            ---------------   ---------------   ---------------   ---------------

Operating income                                                  2,019,285         1,366,015         2,387,301         3,349,715

Other expense                                                     (165,977)          (37,030)         (193,313)          (96,626)
                                                            ---------------   ---------------   ---------------   ---------------

Income before income taxes                                        1,853,308         1,328,985         2,193,988         3,253,089

Federal and state income tax                                        755,410            20,876           965,592            65,614
                                                            ---------------   ---------------   ---------------   ---------------

Income before minority interest                                   1,097,898         1,308,109         1,228,396         3,187,475

Minority interest                                                         -            83,916            37,590           117,116
                                                            ---------------   ---------------   ---------------   ---------------
Net income                                                        1,097,898         1,392,025         1,265,986         3,304,591
Deemed dividend from beneficial conversion feature
  of Series B Preferred stock dividend                          (1,220,546)         (583,000)       (1,783,046)       (1,166,000)
Series B Preferred stock dividends                              (1,430,106)         (123,507)       (1,549,202)         (247,014)
                                                            ---------------   ---------------   ---------------   ---------------

Net (loss) income applicable to common shareholders         $   (1,552,754)   $       685,518   $   (2,066,262)   $     1,891,577
                                                            ===============   ===============   ===============   ===============

Net (loss) income per common share:
Basic                                                       $        (0.11)   $          0.05   $        (0.15)   $          0.15
                                                            ===============   ===============   ===============   ===============
Diluted                                                     $        (0.11)   $          0.05   $        (0.15)   $          0.13
                                                            ===============   ===============   ===============   ===============

Weighted average common shares outstanding                       13,565,538        12,726,849        13,419,822        12,720,345
  Dilutive potential shares:
    Warrants and options                                                  -         1,160,673                 -         1,456,084
    Convertible preferred stock                                           -                 -                 -                 -
                                                            ---------------   ---------------   ---------------   ---------------
Weighted average common share outstanding
  - assuming dilution                                            13,565,538        13,887,522        13,419,822        14,176,429
                                                            ===============   ===============   ===============   ===============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,       June 30,
                                                                                             2006               2006
                                                                                        ----------------   ---------------
                                                                                          (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                                                               $      5,628,180   $     5,746,836
Restricted cash                                                                                2,000,000                 -
Accounts receivable, net                                                                       5,095,405         5,717,012
Inventories, net                                                                              14,255,285        10,972,843
Deferred income taxes                                                                          3,107,000         2,976,000
Other current assets                                                                           1,562,508         1,531,988
                                                                                        ----------------   ---------------
Total current assets                                                                          31,648,378        26,944,679

Property and equipment, net                                                                    4,083,917         4,173,357
Goodwill                                                                                         145,410           145,410
Intangible assets, net                                                                         3,910,523         4,015,596
Deferred income taxes                                                                          1,869,000         2,182,000
Security deposits and other assets                                                               185,580           143,822
                                                                                        ----------------   ---------------
Total Assets                                                                            $     41,842,808   $    37,604,864
                                                                                        ================   ===============

Liabilities and Stockholders' Equity:
Current Liabilities:
Revolving credit facility                                                               $     13,500,000   $             -
Note payable - bank                                                                                    -         4,497,290
Accounts payable                                                                               3,895,759         4,123,646
Accrued expenses and other current liabilities                                                 2,222,024         2,505,390
State income taxes payable                                                                       875,228           573,685
Loan payable - Trade Investment Services, LLC, related party                                           -           172,260
                                                                                        ----------------   ---------------
Total Current Liabilities                                                                     20,493,011        11,872,271

Commitments and Contingencies

Series B 7% Redeemable Convertible Preferred Stock, net of beneficial conversion feature, warrants issued and issuance costs, $0.002 par value; 1,250 shares authorized; 25 shares issued and outstanding at December 31, 2006 and 675 shares issued and outstanding at June 30, 2006; liquidation preference
of $250,000 at December 31, 2006 and $6,750,000 at June 30, 2006                                 224,689         4,941,643

Minority Interest                                                                                      -           156,025

Stockholders' Equity:
Common Stock, $0.002 par value; 25,000,000 shares authorized; 13,587,511 shares issued at December 31, 2006 and 13,200,961 at June 30, 2006; 13,552,611 shares
outstanding at December 31, 2006 and 13,166,061 at June 30, 2006                                  27,175            26,402
Additonal paid-in-capital                                                                     33,136,276        30,580,604
Accumulated deficit                                                                         (11,939,004)       (9,872,742)
Less:  Treasury stock, at cost, 34,900 shares                                                   (99,339)          (99,339)
                                                                                        ----------------   ---------------
Total Stockholders' Equity                                                                    21,125,108        20,634,925
                                                                                        ----------------   ---------------
Total Liabilities and Stockholders' Equity                                              $     41,842,808   $    37,604,864
                                                                                        ================   ===============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

                                                                     Additional                                            Total
                                                   Common Stock       Paid-in-      Accumulated     Treasury Stock     Stockholders'
                                                Shares    Par Value   Capital         Deficit      Shares     Cost         Equity
                                              ----------   -------   -----------   -------------   ------   ---------    -----------
Balance, June 30, 2006                        13,200,961   $26,402   $30,580,604   $ (9,872,742)   34,900   $(99,339)    $20,634,925

Exercise of stock options for cash               366,500       733      732,342                -        -           -        733,075

Restricted stock award                            20,050        40       152,585               -        -           -        152,625

Compensation expense for employee stock options        -         -       148,714               -        -           -        148,714

Income tax benefit from exercise of stock options      -         -       343,733               -        -           -        343,733

Dividends paid on Series B preferred stock             -         -             -       (370,904)        -           -      (370,904)

Deemed preferred dividends from issuance of warrants   -         -     1,178,298     (1,178,298)        -           -              -

Deemed dividend from beneficial conversion
feature of Series B preferred stock                    -         -             -     (1,783,046)        -           -    (1,783,046)

Net income                                             -         -             -       1,265,986        -           -      1,265,986
                                              ----------   -------   -----------   -------------   ------   ---------    -----------

Balance December 31, 2006 (Unaudited)         13,587,511   $27,175   $33,136,276   $(11,939,004)   34,900   $(99,339)    $21,125,108
                                              ==========   =======   ===========   =============   ======   =========    ===========

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six months ended
                                                                                                   December 31,
                                                                                        ----------------------------------
                                                                                           2006                  2005
                                                                                        ------------          ------------
Cash flows from operating activities:
Net income                                                                              $  1,265,986          $  3,304,591
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization                                                                629,045               549,906
Deferred income taxes                                                                        525,733              (30,000)
Loss on investment in Micro Nutrition, Inc.                                                  171,529                     -
Allowance for inventory                                                                       25,000                     -
Allowance for doubtful accounts (recoveries)                                                (13,362)                 5,200
Issuance of common stock for consulting services                                             186,344                     -
Compensation expense for employee stock options                                              148,714               221,614
Minority interest                                                                           (37,590)             (117,116)
Changes in assets and liabilities (excludes impact of acquistions):
(Increase) decrease in:
Accounts receivable                                                                          634,969           (1,115,994)
Inventories                                                                              (3,307,442)           (1,086,831)
Prepaid expenses and other current assets                                                   (64,239)               199,519
Security deposits and other assets                                                          (41,758)                 4,177
(Decrease) increase in:
Accounts payable                                                                           (227,887)             (276,728)
Income taxes payable                                                                         301,543                     -
Accrued expenses and other liabilities                                                     (321,592)               326,892
                                                                                        ------------          ------------
Net cash (used in) provided by operating activities                                        (125,007)             1,985,230
                                                                                        ------------          ------------

Cash flows from investing activities:
Purchase of property and equipment                                                         (364,024)              (87,862)
Purchase of intangible assets                                                              (322,246)             (250,000)
                                                                                        ------------          ------------
Net cash used in investing activities                                                      (686,270)             (337,862)
                                                                                        ------------          ------------

Cash flows from financing activities:
Proceeds from the exercise of stock options                                                  733,075                71,900
Repayments of notes payable-bank                                                         (4,497,290)                     -
Repayments of notes payable-TIS                                                            (172,260)                     -
Proceeds from revolving credit facility                                                   13,500,000                     -
Funding of restricted cash under revolving credit facility                               (2,000,000)                     -
Redemption of Preferred Stock Series B                                                   (6,500,000)                     -
Dividends paid                                                                             (370,904)             (247,014)
                                                                                        ------------          ------------
Net cash provided by (used in) financing activities                                          692,621             (175,114)
                                                                                        ------------          ------------

Net (decrease) increase in cash and cash equivalents                                       (118,656)             1,472,254

Cash and cash equivalents at beginning of period                                           5,746,836             2,427,553
                                                                                        ------------          ------------
Cash and  cash equivalents at end of period                                             $  5,628,180          $  3,899,807
                                                                                        ============          ============

Supplemental disclosures of cash flow information: Cash paid during the periods for:
Interest                                                                                $     78,900          $    113,210
                                                                                        ============          ============
Income taxes                                                                            $    141,000              $ 23,762
                                                                                        ============          ============
Supplemental disclosures of Non-cash transactions:
Deemed dividend from beneficial conversion feature of Series B Preferred stock          $(1,783,046)          $(1,166,000)
                                                                                        ============          ============
Deemed preferred dividends from issuance of warrants                                    $(1,178,298)          $          -
                                                                                        ============          ============
Restricted stock awards                                                                 $    152,625          $          -
                                                                                        ============          ============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Principles of Consolidation and Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 ("10-K"), as filed with the SEC. The June 30, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results for the full fiscal year ending June 30, 2007 or for any other period.

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

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three and six months ended December 31, 2006, options and warrants to purchase 4,398,818 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses available to common shareholders during the period. During the three and six months ended December 31, 2005, 4,361,595 options with exercise prices below average market price were included in the computation of diluted earnings per share.

During the three and six months ended December 31, 2006, Convertible Series B Preferred Stock in the amount of 250,000 common share equivalents were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses available to common shareholders. During the three and six months ended December 31, 2005, 700,000 common share equivalents were not included in the computation of diluted earnings per share as their conversion price was greater than the average market price of the common shares.

During the three and six months ended December 31, 2006 and 2005, options and warrants to purchase 1,493,500 shares of common stock and 2,564,333 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

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

Note 2.  Goodwill and other Intangible Assets

Goodwill and intangibles with indefinite lives are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the third quarter of fiscal 2006. As of December 31, 2006 and June 30, 2006, goodwill consisted of $145,410 from the Aloe Acquisition.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amount of acquired intangible assets as of December 31, 2006 and June 30, 2006 is as follows:


                                          December 31, 2006                            June 30, 2006
                            -----------------------------------------      -----------------------------------------
                           Gross Carrying   Accumulated                   Gross Carrying   Accumulated
                               Amount      Amortization       Net             Amount      Amortization       Net
                            ------------    ----------    -----------      ------------    ----------    -----------
Intellectual property       $  2,100,000    $  370,414    $ 1,729,586      $  1,850,000    $  271,667    $ 1,578,333
Trade names and patents        1,821,381       267,848      1,553,533         1,749,135       216,139      1,532,996
Unpatented technology            547,000       200,000        347,000           547,000       179,999        367,001
License agreement                347,000        66,596        280,404           637,467       100,201        537,266
                            ------------    ----------    -----------      ------------    ----------    -----------
Total                       $  4,815,381    $  904,858    $ 3,910,523      $  4,783,602    $  768,006    $ 4,015,596
                            ============    ==========    ===========      ============    ==========    ===========

During the three month period ended December 31, 2006, the Company made a payment of $250,000 under its intellectual property agreement with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004, and subsequent amendments thereto. Amortization expense, recorded on other intangible assets for the three and six months ended December 31, 2006 and 2005, was $93,965 and $76,136, and $187,591 and $148,109, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 10 years to 20 years. During the three months ended December 31, 2006, the Company disposed of license agreements owned by Micro Nutrition, Inc. in the amount of $239,728 in connection with its disposition of Micro Nutrition, Inc.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

    Year Ending        Amortization
     June 30,            Expense
  ---------------     --------------

  2007, remaining     $      215,200
  2008                       377,100
  2009                       377,100
  2010                       377,100
  2011                       377,100
  Thereafter               2,186,923
                      --------------
       Total          $    3,910,523
                      ==============

Note 3.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of December 31, 2006 and June 30, 2006:

                            December 31,           June 30,
                               2006                 2006
                          ----------------     ----------------

Raw materials             $      7,468,041     $      5,484,485
Work-in-process                  1,851,305            1,803,532
Finished goods                   4,935,939            3,684,826
                          ----------------     ----------------
Total                     $     14,255,285     $     10,972,843
                          ================     ================

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property and Equipment

Property and equipment consists of the following as of December 31, 2006 and June 30, 2006:

                                  December 31,         June 30,
                                      2006               2006
                                 ---------------    ---------------

Land and building                $     1,250,000    $     1,250,000
Leasehold improvements                 2,176,599          2,157,321
Machinery and equipment                6,816,345          6,544,096
Transportation equipment                  67,847             37,714
                                 ---------------    ---------------
                                      10,310,791          9,989,131
Less: Accumulated depreciation
and amortization                     (6,226,874)        (5,815,774)
                                 ---------------    ---------------
Total                            $     4,083,917    $     4,173,357
                                 ===============    ===============

Note 5.  Note and Loan Payable

Note payable is a promissory note provided by Bank of America dated August 6, 2003 in the amount of $4.5 million with interest at a variable rate based on 1.25% over the current LIBOR rate. The loan was renewed through January 4, 2007 under the existing terms and conditions of the Note. The Note was guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. As of June 30, 2006 the interest rate was 6.60%. As of December 31, 2006, the note was paid in full.

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

Note 6.  Revolving Credit Facility and Restricted Cash

On September 1, 2006, the Company entered into a loan agreement with Amalgamated Bank, a financial institution. The loan agreement provides for a one-year secured revolving credit facility of up to $15.0 million. Concurrently, the Company paid off its $4.5 million note to the Bank of America, its obligation to Trade Investments Services, LLC and other miscellaneous obligations, including the costs associated with securing the facility with $5.0 million of borrowings under the facility. On October 13, 2006, the Company borrowed an additional $8.5 million under this facility and as of December 31, 2006 had $13.5 million outstanding under this facility.

The interest rate under the credit facility is equal to, at the Company's option, either (1), the lender's publicly announced base rate, or (2) 1.5% plus the applicable LIBOR rate. Interest is payable monthly, quarterly or semi-annually, at the Company's election, in arrears not later than the end of each such period. As of December 31, 2006, the weighted average interest rate was 6.90% and the Company had accrued and unpaid interest of approximately $244,000. The facility also has a commitment fee equal to 0.50% per annum calculated on the unused amount of the facility. As of December 31, 2006, the Company had approximately $7,600 in accrued and unpaid commitment fees.

The credit facility requires that all principal be repaid in full on the first anniversary of the closing date, which may be extended for up to one year at the lender's option. The facility is secured by a first priority lien on our accounts receivable, equipment, inventory and certain deposit accounts.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The credit facility also provides for customary events of default, including non-payment defaults and covenant defaults. The Company was in compliance with its loan covenants from inception (September 1, 2006) through December 31, 2006.

Note 7.  Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006, the Company's uninsured cash balances were approximately $8.2 million.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances at December 31, 2006 and June 30, 2006 is $111,651 and $125,013, respectively.

(c) Major Customers. For the six months ended December 31, 2006, approximately 32% or $11.0 million, 27% or $9.0 million and 17% or $5.8 million of revenues were derived from three customers. For the six months ended December 31, 2005, approximately 37% or $10.3 million, 27% or $7.5 million and 26% or $7.2 million of revenues were derived from three customers. For the three months ended December 31, 2006, approximately 36% or $7.5 million, 27% or $5.7 million and 17% or $3.6 million of revenues were derived from three customers. For the three months ended December 31, 2005, approximately 43% or $5.6 million, 28% or $3.6 million and 17% or $2.2 million of revenues were derived from three customers. The loss of any of these customers would have an adverse affect on the Company's operations. Accounts receivable from these three customers comprised approximately 83% of total accounts receivable at December 31, 2006.

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

Approximately 32% of the Company's employees, located in its New Jersey facility, are covered by a union contract. The contract was renewed in August 2006 and will expire in August 2010.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Commitments and Contingencies

(a) Leases

Related Party Leases- Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense, for the three and six months ended December 31, 2006 and 2005, on these leases were $170,000 and $158,000 and $357,000 and $321,000, respectively, and is included in both manufacturing and selling and administrative expenses.

Other Lease Commitments- The Company leases manufacturing and office facilities through March 31, 2007. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five-year period. On August 27, 2002, the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. Rent expense, for the three and six months ended December 31, 2006 and 2005, was $92,000 and $98,000 and $184,000 and
$197,000, respectively and is included in manufacturing expenses. The Company is currently negotiating renewal terms with the landlord of this lease.

The Company leases warehouse and office facilities through March 31, 2007. The lease was effective on March 6, 2004, and provides for a minimum monthly rental of $9,967. The Company is currently exploring its options regarding this leased facility and expects to lease more space at substantially the same rent per square foot. In September 2006, the Company leased additional warehouse space under a three-year lease commitment with minimum monthly rental payments of $12,008. The Company leases additional office space on a month-to-month basis; minimum monthly rental payments are $1,126. The lease was effective on October 1, 2005, and provides for a minimum monthly rental of $1,126. The company leases office space through December 31, 2012, and provides for a minimum monthly rental of $18,611. The Company leases warehouse equipment for a five (5) year period with an annual rental of $17,000 and office equipment for a five (5) year period with an annual rental of $8,400.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2009.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                        Related Party
   Year ending            Lease             Lease
     June 30,          Commitments       Commitments          Total
-------------------   ---------------   ---------------   --------------

2007, remaining       $       305,700   $       161,800   $      467,500
2008                          398,200           323,600          721,800
2009                          380,100           323,600          703,700
2010                          236,300           323,600          559,900
2011                          205,800           323,600          529,400
Thereafter                    292,900         1,267,100        1,560,000
                      ---------------   ---------------   --------------
Total                 $     1,819,000   $     2,723,300   $    4,542,300
                      ===============   ===============   ==============

Total rent expense, including real estate taxes and maintenance charges, was approximately $423,600 and $448,000 and $834,600 and $873,000 for the three and six months ended December 31, 2006 and 2005, respectively.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(b) Intellectual Property Agreement - In connection with the acquisition in January 2004, and subsequent amendments thereto; of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $3.2 million for certain technology developed by Fraunhofer USA, Inc. over a five-year period. As of December 31 and June 30, 2006, $2.1 million and $1.8 million, respectively have been paid and is being amortized on a straight-line basis over a ten-year period.

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

The Pom Wonderful LLC v. Agrolabs, Inc. matter described in our previous public filings has been settled by all parties without material financial impact on our Company. The matter was dismissed by the United States District Court for the Central District of California on January 18, 2007.

Note 9.  Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company's Chairman of the Board. This agreement is on a month-to-month basis for $1,100 per month. The total consulting expense recorded per this verbal agreement for the three months and six months December 31, 2006 and 2005 was $3,300 and $6,600, respectively. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $30,000 for the three months ended December 31, 2006 and 2005 and $60,000 and $70,000 for the six months ended December 31, 2006 and 2005, respectively.

Note 10.  Equity Transactions

(a) Stock Option Plan and Warrants - There were no stock options or warrants issued in the periods ended December 31, 2006.

(b) Restricted Stock Award - On August 3, 2006, the Company entered into a separate one-year financial services agreement with a financial advisor whereby it is to issue an initial 12,500 shares of its common stock and will issue additional shares worth $15,000, on a monthly basis, calculated on the third day of each month by dividing $15,000 by the prior ten (10) day volume-weighted average closing share price of the common stock of the Company.

As of December 31, 2006, the Company was obligated to issue 20,050 shares of its common stock under this agreement.

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

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c) Series B Redeemable Convertible Preferred Stock - On October 16, 2006, the Company redeemed 650 shares of its Series B Redeemable Convertible Preferred Stock ("Preferred Stock") at a redemption price of $6.7 million. In addition to the cash consideration, equal to the face amount of the Preferred Stock and the related dividend, the Company also agreed to issue to the holder 100,000 additional Warrants to purchase common stock of the Company at a purchase price of $12 per share exercisable until October 2011 and agreed to adjust the Warrants issued in 2004 in connection with the initial purchase of the Preferred Stock to conform to the new Warrants. The amended Warrants issued in 2004, along with the additional Warrants issued in October 2006, resulted in additional non-cash dividends on the Preferred Stock of approximately $1.2 million.

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

The Company has divided its operations into three reportable segments as follows: Nutraceuticals, Pharmaceuticals and Biotechnologies. The international sales, concentrated primarily in Mexico and Europe, for the three and six months ended December 31, 2006 and 2005, were $4.6 million and $2.2 million and $8.5 million and $4.2 million, respectively.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information relating to, the three and six months ended December 31, 2006 and 2005, operations by business segment is as follows:

                                                              For the Three Months Ended
                                                                      December 31,
                    --------------------------------------------------------------------------------------------------------------
                                              2006                                                    2005
                    -----------------------------------------------------   ------------------------------------------------------
                      Nutra-        Pharma-       Biotech-                    Nutra-         Pharma-       Biotech-
                     ceuticals     ceuticals      nologies       Total       ceuticals      ceuticals      nologies       Total
                    -----------   ------------   ----------   -----------   -----------    ------------   ----------   -----------
Sales, net

U.S. customers      $14,666,243   $  1,336,858   $  238,339   $16,241,440   $10,151,121    $    628,229   $    3,396   $10,782,746

International
customers             4,478,775        131,865            -     4,610,640     2,179,809           5,739            -     2,185,548
                    -----------   ------------   ----------   -----------   -----------    ------------   ----------   -----------
Total Sales, net    $19,145,018   $  1,468,723   $  238,339   $20,852,080   $12,330,930    $    633,968   $ 3,396      $12,968,294
                    ===========   ============   ==========   ===========   ===========    ============   ==========   ===========

Segment operating
profit (loss)       $ 3,416,168   $  (990,722)   $(406,161)   $ 2,019,285   $ 2,530,759    $  (966,800)   $(197,944)   $ 1,366,015
                    ===========   ============   ==========   ===========   ===========    ============   ==========   ===========

Depreciation        $   105,850   $    120,606   $        -   $   226,456   $    83,226    $    115,669   $        -   $   198,895
                    ===========   ============   ==========   ===========   ===========    ============   ==========   ===========

Capital
expenditures        $   237,689   $     19,278          $ -   $   256,967   $    14,475    $     29,843   $        -   $    44,318
                    ===========   ============   ==========   ===========   ===========    ============   ==========   ===========


                                                              For the Six Months Ended
                                                                      December 31,
                    --------------------------------------------------------------------------------------------------------------
                                              2006                                                    2005
                    -----------------------------------------------------   ------------------------------------------------------
                      Nutra-        Pharma-       Biotech-                    Nutra-         Pharma-       Biotech-
                     ceuticals     ceuticals      nologies       Total       ceuticals      ceuticals      nologies       Total
                    -----------   ------------   ----------   -----------   -----------    ------------   ----------   -----------
Sales, net

U.S. customers      $22,421,273   $  2,517,144   $  354,886   $25,293,303   $22,068,971    $  1,450,928   $    8,971   $23,528,870

International
customers             7,943,218        526,797            -     8,470,015     4,226,531               -            -     4,226,531
                    -----------   ------------   ----------    ----------   -----------    ------------  -----------   ----------
Total Sales, net    $30,364,491   $  3,043,941   $  354,886   $33,763,318   $26,295,502    $  1,450,928   $    8,971   $27,755,401
                    ============  ============   ==========   ===========   ===========    ============  ===========   ===========

Segment operating
profit (loss)       $ 4,254,925   $(1,248,466)   $(619,158)   $ 2,387,301   $ 6,073,242    $(2,438,841)   $(284,686)   $ 3,349,715
                    ===========   ============   ==========   ===========   ===========    =============  ==========   ===========

Depreciation        $   200,984   $    240,471   $        -   $   441,455   $   146,443    $    229,742   $        -   $   376,185
                    ===========   ============   ==========   ===========   ===========    ============   ==========   ===========

Capital
expenditures        $   321,351   $     42,673   $        -   $   364,024   $    55,498    $     32,364   $        -   $    87,862
                    ===========   ============   ==========   ===========   ===========    ============   ==========   ===========


                                      As of December 31,                                         As of June 30,
                    -----------------------------------------------------   ------------------------------------------------------
                                              2006                                                    2005
                    -----------------------------------------------------   ------------------------------------------------------
Total Assets        $32,882,189   $  6,852,166   $2,108,453   $41,842,808   $29,911,297    $  5,868,804   $1,824,763   $37,604,864
                    ===========   ============   ==========   ===========   ===========    ============   ==========   ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute "forward-looking statements." See "Disclosure Regarding Forward-Looking Statements" on page 1 of this report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein and the Company's Annual Report on Form 10-K for the year ended June 30, 2006.

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

We performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of December 31, 2006 the allowance was $111,651. If this number were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $52,100 of income or expense.

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

We performed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. As of December 31, 2006 the allowance was $25,000. If this number were in error by plus or minus one percent of the total inventory balance, the impact would be an additional expense of $142,800.

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

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

                                                       For the three months                 For the six months
                                                        ended December 31,                  ended December 31,
                                                  --------------------------------     -----------------------------
                                                       2006              2005             2006            2005
                                                  ----------------    ------------     ------------   --------------
Sales, net                                                  100.0%          100.0%           100.0%           100.0%

Costs and expenses:
Cost of sales                                                67.7%           61.6%            67.1%            62.6%
Selling and administrative                                   22.6%           27.9%            25.9%            25.3%
                                                  ----------------    ------------     ------------   --------------
                                                             90.3%           89.5%            92.9%            87.9%
                                                  ----------------    ------------     ------------   --------------
Income from operations                                        9.7%           10.5%             7.1%            12.1%
                                                  ----------------    ------------     ------------   --------------

Other income (expense):
Interest expense                                            (1.0%)          (0.5%)           (0.9%)           (0.4%)
Other income                                                  0.1%            0.2%             0.1%             0.1%
Interest and investment income                                0.1%            0.0%             0.2%             0.0%
                                                  ----------------    ------------     ------------   --------------
                                                            (0.8%)          (0.3%)           (0.6%)           (0.3%)
                                                  ----------------    ------------     ------------   --------------
Income before income taxes                                    8.9%           10.2%             6.5%            11.8%

Federal and state income taxes                                3.6%            0.2%             2.9%             0.2%
                                                  ----------------    ------------     ------------   --------------

Income before minority interest                               5.2%           10.0%             3.6%            11.6%

Minority interest                                             0.0%            0.7%             0.1%             0.4%
                                                  ----------------    ------------     ------------   --------------

Net income                                                    5.2%           10.7%             3.7%            12.0%

Deemed dividend from beneficial conversion
feature of Series B Preferred Stock                         (5.9%)          (4.4%)           (5.3%)           (4.2%)
Series B Preferred Stock dividend                           (6.9%)          (1.0%)           (4.6%)           (1.0%)
                                                  ----------------    ------------     ------------   --------------
Net (loss) income allocable to common
shareholders                                                (7.5%)            5.3%           (6.1%)             6.8%
                                                  ================    ============     ============   ==============

                                       17

For the six month period ended December 31, 2006 compared to the six month period ended December 31, 2005

Sales, net. Sales, net, for the six months ended December 31, 2006 and 2005 were $33.8 million and $27.8 million, respectively, an increase of $6.0 million or 21.6%. The increase is comprised of the following:

                                                        Six months ended              Dollar Increase      Percentage
                                                          December 31,                   (Decrease)          Change
                                             -------------------------------------   ----------------------------------
                                                   2006                2005            2006 vs 2005      2006 vs 2005
                                             -----------------    ----------------   -----------------   --------------

Nutraceutical - US Customers                 $      22,421,273    $     22,068,971   $         352,302             1.6%
Nutraceutical - International Customers              7,943,218           4,226,531           3,716,687            87.9%
                                             -----------------    ----------------   -----------------   --------------
Total Nutraceutical                                 30,364,491          26,295,502           4,068,989            15.5%
                                             -----------------    ----------------   -----------------   --------------
Pharmaceutical - US Customers                        2,517,144           1,423,004           1,094,140            76.9%
Pharmaceutical - International Customers               526,797              27,924             498,873         1,786.5%
                                             -----------------    ----------------   -----------------   --------------
Total Pharmaceutical                                 3,043,941           1,450,928           1,593,013           109.8%
                                             -----------------    ----------------   -----------------   --------------
Biotechnologies                                        354,886               8,971             345,915         3,855.9%
                                             -----------------    ----------------   -----------------   --------------

Total                                        $      33,763,318    $     27,755,401   $       6,007,917            21.6%
                                             =================    ================   =================   ==============

This increase is primarily the result of an increase in our Nutraceutical Segment sales of approximately 15.5% or $4.1 million. Our international sales increased by $3.7 million, representing 91.3% of the increased sales in our Nutraceutical Segment, as a result of increased sales to Mexico from our contract manufacturing business. Our sales to US Customers increased in our Nutraceuticals Segment by $352,000 and is offset, in part, by an increase in our promotional advertising cost of $1.6 million, from $2.2 million in the six months ended 2005 to $3.8 million in the six months ended December 31, 2006, absent this advertising cost, sales to US Customers increased by $1.9 million or 7.9%.

Pharmaceuticals sales for the six months ended December 31, 2006 were $3.0 million compared to $1.5 million for the comparable period. This increase is primarily due to increased sales of approximately $290,000 of our API in the six months ended December 31, 2006 compared to the six months ended December 31, 2005. Additionally, our CRO business had increased sales of approximately $1.3 million in the six months ended December 31, 2006 compared to the six months ended December 31, 2005. These increased sales are a result of the Segment implementing its sales and marketing strategy in the fiscal year ended June 30, 2006.

Our Biotechnologies Segment did not significantly contribute to our net sales and gross profits in the six month periods ended December 31, 2006 and 2005.

For the six months ended December 31, 2006, approximately 76% of revenues were derived from three customers as compared 90% of revenues for the six months ended December 31, 2005. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling its propriety branded nutraceutical products primarily to "club" stores to the retail sales segment and expanding its sales in the international market.

Cost of sales. Cost of sales increased to $22.6 million for the six months ended December 31, 2006 as compared to $17.4 million for the six months ended December 31, 2005. Cost of sales increased as a percentage of sales to 67% for the six months ended December 31, 2006 as compared to 63% for the six months ended December 31, 2005. The increase of approximately four percent (4.0%) in our cost of sales is primarily a result of our increased promotional advertising costs of $1.6 million in the six months ended December 31, 2006 to $3.8 million from $2.2 million in the six months ended December 31, 2005, which are netted against sales. If these advertising costs were not netted in sales, our costs of sales as a percentage of sales, as adjusted, would have been 60.3% for the six months ended December 31, 2006 compared to 58.0% for the six months ended December 31, 2005.

Selling and Administrative Expenses. Selling and administrative expenses were $8.7 million for the six months ended December 31, 2006, an increase of $1.7 million or 24.3% as compared with $7.0 million for the six months ended December 31, 2005. As a percentage of sales, net, selling and administrative expenses were 25.9% for the six months ended December 31, 2006 and 25.3% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:


                                                   Six months ended              Dollar Increase    Percentage
                                                      December 31,                 (Decrease)          Change
                                           -----------------------------------   ---------------   ---------------
                                                2006               2005           2006 vs 2005      2006 vs 2005
                                           ----------------   ----------------   ---------------   ---------------
Salaries                                   $      1,706,329   $      1,381,806   $       324,523             23.5%
Advertising                                       1,471,605          1,042,553           429,052             41.2%
Consulting and other professional fees              774,161            824,083          (49,922)            (6.1%)
Indirect expenses                                   662,638            516,616           146,022             28.3%
Commissions                                         563,854            514,980            48,874              9.5%
Insurance                                           374,112            324,777            49,335             15.2%
Depreciation & Amortization                         358,103            296,383            61,720             20.8%
Auto, Travel & Entertainment                        356,815            342,520            14,295              4.2%
Employee Benefits                                   344,298            282,714            61,584             21.8%
Office Rent                                         276,050            332,131          (56,081)           (16.9%)
Marketing                                           263,407             51,914           211,493            407.4%
Research & Development                              223,923             14,508           209,415          1,443.4%
Office                                              219,146            140,980            78,166             55.4%
Loss on investment in Micro Nutrition, Inc.         171,529                  -           171,529            100.0%
Compensation expense for
employee stock options                              148,714            221,614          (72,900)           (32.9%)
Other                                               819,330            736,175            83,155             11.3%
                                           ----------------   ----------------   ---------------   ---------------
Total                                      $      8,734,014   $      7,023,754   $     1,710,260             24.3%
                                           ================   ================   ===============   ===============

Salaries increased approximately $324,500 in the six months ended December 31, 2006 or 23.5% as a result of hiring an investor relations officer at the end of our fiscal year ended June 30, 2006. In addition to his base salary, in the six months ended December 31, 2006, this employee earned a performance bonus based on a transaction which occurred in the six months ended December 31, 2006, his combined compensation was approximately $262,500 with no comparable expense in the six months ended December 31, 2005. The balance of the increase or $62,000 represents a 4.5% increase over salaries in the six months ended December 31, 2005 as a result of net new employees and general salary increases. A decrease in consulting and other professional fees of $49,900 offset the increase in salaries, in part.

Advertising expense increased approximately $429,000 or 41.2% in the six months ended December 31, 2006 as part of our marketing plan to increase advertising to support our proprietary branded nutraceutical products. We spent $795,000 in media advertisements such as radio, in store commercials, magazines and newspaper ads in the six months ended December 31, 2006 compared to $459,000 in the comparable prior period, an increase of $336,000, and increased other trade advertising expenses by $93,000.

We also incurred additional marketing expenses of $211,000 in the six months ended December 31, 2006 on the design and printing of new marketing materials used in the general marketing of our products as compared to the six months ended December 31, 2005.

Indirect expenses increased by approximately $146,000 in the six months ended December 31, 2006 to $662,600 from $516,600 in the comparable 2005 period as a result of increased sales in our Hauser subsidiary increasing its billable hours to clients. Indirect expenses include costs that are not billable to clients, including non-billable time, laboratory expenses and other related costs.

Commissions increased approximately $48,900 or 9.5%. Commissions as a percentage of sales that commissions are owed was 3.3% of such sales in the six months ended December 31, 2006 compared to 2.9% of such sales in the six months ended December 31, 2005. Our commission payout rates range from three to five percent of qualifying sales. The increase in the payout rate from the six months ended December 31, 2005 to the six months ended December 31, 2006 is a result of an increase in sales qualifying for a five percent commission payment.

Research and Development costs increased approximately $210,000 in the six months ended December 31, 2006 to $224,000 from $15,000 in the comparable 2005 period as a result of reaching milestones established in our research agreement with Fraunhofer, which triggered payments of $200,000.

Other expense, net. Other expense, net was $193,300 for the six months ended December 31, 2006 as compared to $96,600 for the comparable period a year ago. The increase of $96,700 was primarily attributable to an increase in interest expense of $162,000 due to the increase in the amount of the debt outstanding, offset in part, by an increase in interest and other income of approximately $65,100.

Federal and state income tax, net. Federal and state income tax increased from $65,600 in the six months ended December 31, 2005 to $965,600 in the six months ended December 31, 2006. Our effective tax rate increased from 2.0% to 44.0%. The dollar amount increase and the increase in our effective tax rates are primarily a result of increased state taxes of approximately $380,000 owed in certain states where our subsidiaries file separate tax returns and do not have operating losses from our other subsidiaries to offset their taxable income in such states. Additionally, in the six months ended December 31, 2006, we had a deferred and current federal tax expense of approximately $585,000 with no federal tax expense in the six months ended December 31, 2005 as a result of offsetting valuation allowances recorded in such period.

Net income. The Company's net income for the six months ended December 31, 2006 was $1.3 million as compared to net income of $3.3 million for the six months ended December 31, 2005. This decrease in net income of approximately $2.0 million is primarily the result of an increase in selling and administrative expenses of $1.7 million, an increase in other expense of approximately $96,600, and an increase in federal and state income taxes of approximately $900,000, offset by an increase in gross profit of approximately $748,000.

For the three month period ended December 31, 2006 compared to the three month period ended December 31, 2005

Sales, net. Sales, net, for the quarter ended December 31, 2006 and 2005 were $20.8 million and $13.0 million, respectively, an increase of $7.9 million or 60.8%. The increase is comprised of the following:

                                                      Three months ended            Dollar Increase   Percentage
                                                          December 31,                (Decrease)         Change
                                             ------------------------------------   --------------   -------------
                                                   2006                2005          2006 vs 2005     2006 vs 2005
                                             ----------------    ----------------   --------------   --------------
Nutraceutical - US Customers                 $     14,666,243    $     10,151,121   $    4,515,122            44.5%
Nutraceutical - International Customers             4,478,775           2,179,809        2,298,966           105.5%
                                             ----------------    ----------------   --------------   --------------
Total Nutraceutical                                19,145,018          12,330,930        6,814,088            55.3%
                                             ----------------    ----------------   --------------   --------------
Pharmaceutical - US Customers                       1,336,858             628,229          708,629           112.8%
Pharmaceutical - International Customers              131,865               5,739          126,126         2,197.7%
                                             ----------------    ----------------   --------------   --------------
Total Pharmaceutical                                1,468,723             633,968          834,755           131.7%
                                             ----------------    ----------------   --------------   --------------
Biotechnologies                                       238,339               3,396          234,943         6,918.2%
                                             ----------------    ----------------   --------------   --------------

Total                                        $     20,852,080    $     12,968,294   $    7,883,786            60.8%
                                             ================    ================   ==============   ==============

This increase is primarily the result of an increase in our Nutraceutical Segment sales of approximately $6.8 million or 55.3%. Our sales to US Customers increased in our Nutraceutical Segment by $4.5 million and is offset, in part, by an increase in our promotional advertising expenses of $1.9 million, from $1.5 million in the three months ended December 31, 2005 to $3.4 million in the three months ended December 31, 2006, absent this advertising cost, sales to US Customers increased by $6.4 million or 55.1%. Our international sales increased by $2.3 million, representing 33.7% of the increased sales in our Nutraceutical Segment, resulting from increased sales to Mexico from our contract manufacturing business.

Pharmaceuticals sales for the three months ended December 31, 2006 were $1.5 million compared to $634,000 for the comparable period. This increase is primarily due to increased sales of approximately $820,000 in the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 in our CRO business. These increased sales are a result of the Segment implementing its sales and marketing strategy in the fiscal year ended June 30, 2006.

Our Biotechnologies Segment did not significantly contribute to our net sales and gross profits in the quarters ended December 31, 2006 and 2005.

For the three months ended December 31, 2006, approximately 80% of revenues were derived from three customers as compared 88% of revenues for the three months ended December 31, 2005. The loss of any of these customers would have an adverse affect on the Company's operations. The Company continues to expand its customer base by expanding from selling its propriety branded nutraceutical products primarily to "club" stores to the retail sales segment and expanding its sales in the international market.

Cost of sales. Cost of sales increased to $14.1 million for the three months ended December 31, 2006 as compared to $8.0 million for the three months ended December 31, 2005. Cost of sales increased as a percentage of sales to 68% for the three months ended December 31, 2006 as compared to 62% for the three months ended December 31, 2005. The increase of approximately six percent (6.0%) in cost of sales is primarily a result of our increased promotional advertising costs of $1.9 million in the three months ended December 31, 2006 to $3.4 million from $1.5 million in the three months ended December 31, 2005, which is netted against sales. If these advertising costs were not netted in sales, our costs of sales as a percentage of sales, as adjusted, would have been 58.1% for the three months ended December 31, 2006 compared to 55.1% for the six months ended December 31, 2005.

Selling and Administrative Expenses. Selling and administrative expenses were $4.7 million for the three months ended December 31, 2006, an increase of $1.1 million or 30.7% as compared with $3.6 million for the three months ended December 31, 2005. As a percentage of sales, net, selling and administrative expenses were 22.6% for the three months ended December 31, 2006 and 27.9% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                  Three months ended           Dollar Increase      Percentage
                                                     December 31,                (Decrease)           Change
                                           ---------------------------------   ----------------   ---------------
                                                2006              2005          2006 vs 2005       2006 vs 2005
                                           ---------------   ---------------   ----------------   ---------------
Advertising                                $       790,673   $       546,306   $        244,367             44.7%
Salaries                                           777,644           711,515             66,129              9.3%
Consulting and other professional fees             424,225           376,796             47,429             12.6%
Commissions                                        413,573           228,864            184,709             80.7%
Indirect expenses                                  327,972           253,953             74,019             29.1%
Insurance                                          234,426           287,794           (53,368)           (18.5%)
Research & Development                             223,225             5,662            217,563          3,842.5%
Auto, Travel & Entertainment                       205,185           192,805             12,380              6.4%
Depreciation & Amortization                        179,231           148,101             31,130             21.0%
Loss on investment in Micro Nutrition, Inc.        171,529                 -            171,529            100.0%
Employee Benefits                                  143,323           128,825             14,498             11.3%
Compensation expense for
employee stock options                              60,096            70,097           (10,001)           (14.3%)
Marketing                                           56,228            22,457             33,771            150.4%
Other                                              715,049           639,934             75,115             11.7%
                                           ---------------   ---------------   ----------------   ---------------
Total                                      $     4,722,379   $     3,613,109   $      1,109,270             30.7%
                                           ===============   ===============   ================   ===============

Salaries increased approximately $66,100 in the three months ended December 31, 2006 or 9.3% as a result of net new employees and general salary increases.

Advertising expense increased approximately $244,000 or 44.7% in the three months ended December 31, 2006 as part of our marketing plan to increase advertising to support our proprietary branded nutraceutical products. We spent $660,000 in media advertisements such as radio, in store commercials, magazines and newspaper ads in the three months ended December 31, 2006 compared to $222,000 in the comparable prior period, an increase of $438,000, offset by a reduction in other trade advertising of $193,000.

We also incurred additional marketing expenses of $33,800 in the three months ended December 31, 2006 on the design and printing of new marketing materials used in the general marketing of our products as compared to the three months ended December 31, 2005.

Commissions increased approximately $184,700 or 80.7%. Commissions as a percentage of sales that commissions are owed was 3.4% of such sales in the three months ended December 31, 2006 compared to 2.9% of such sales in the three months ended December 31, 2005. Our commission payout rates range from three to five percent of qualifying sales. The increase in the payout rate from the three months ended December 31, 2005 to the three months ended December 31, 2006 is a result of an increase in sales qualifying for a five percent commission payment.

Research and Development costs increased approximately $218,000 in the three months ended December 31, 2006 to $223,000 from $5,700 in the comparable 2005 period as a result of reaching milestones established in our research agreement with Fraunhofer, which triggered payments of $200,000.

Other expense, net. Other expense, net was $166,000 for the three months ended December 31, 2006 as compared to $37,000 for the comparable period a year ago. The increase of $129,000 was primarily attributable to an increase in interest expense of $140,800 due to the increase in the amount of the debt outstanding, offset in part, by an increase in interest and other income of approximately $12,000.

Federal and state income tax, net. Federal and state income tax increased from $20,900 in the three months ended December 31, 2005 to $755,400 in the three months ended December 31, 2006. Our effective tax rate increased from 1.6% to 40.8%. The dollar amount increase and the increase in our effective tax rates are primarily a result of increased state taxes of approximately $225,000 owed in certain states where our subsidiaries file separate tax returns and do not have operating losses from our other subsidiaries to offset their taxable income in such states. Additionally, in the three months ended December 31, 2006, we had current and deferred federal tax expense of approximately $509,000 with no federal tax expense in the three months ended December 31, 2005 as a result of offsetting valuation allowances recorded in such period.

Net income. The Company's net income for the three months ended December 31, 2006 was $1.1 million as compared to net income of $1.4 million for the three months ended December 31, 2005. This decrease in net income of approximately $300,000 is primarily the result of an increase in gross profit of approximately $1.76 million, offset by increases in selling and administrative expenses of $1.1 million increases in other expense of approximately $128,900, and an increase in federal and state income taxes of approximately $734,500.

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

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

                                                               For the six months ended
                                                                     December 31,
                                                        ---------------------------------------
                                                             2006                   2005
                                                        ----------------      -----------------
Net cash (used in) provided by operating acitivites     $      (125,007)      $       1,985,230
                                                        ================      =================
Net cash used in investing acitivites                   $      (686,270)      $       (337,862)
                                                        ================      =================
Net cash provided by (used in) financing acitivites     $        692,621      $       (175,114)
                                                        ================      =================

Cash and cash equivalents at end of period              $      5,628,180      $       3,899,807
                                                        ================      =================

Days sales in inventory                                               68                     69
                                                        ================      =================
Inventory turnover                                                   5.4                    5.3
                                                        ================      =================

At December 31, 2006, the Company's working capital was $11.2 million, a decrease of $3.9 million over working capital at June 30, 2006 of $15.1 million. Cash and cash equivalents were $5.6 million at December 31, 2006, a decrease of $119,000 from June 30, 2006. The Company used $125,000 and provided $2.0 million of net cash from operations for the six months ended December 31, 2006 and 2005, respectively. The primary reason for the increase in cash used in operating activities of $2.1 million is the increase in cash used in inventories. Our inventory levels increased by $3.3 million in the six months ended December 31, 2006 based on our increased sales orders for future shipments, including additional raw materials for new products. The Company believes that anticipated sales for next year, current cash balances and its revolving credit facility should meet its cash needs for operations for fiscal 2007.

The Company utilized $686,300 and $337,900 of cash in investing activities for the six months ended December 31, 2006 and 2005, respectively. The Company provided for net cash of $692,600 and utilized $175,100 of cash from financing activities for the six months ended December 31, 2006 and 2005, respectively. The net cash provided by financing activities of $692,600 was the result of borrowing $13.5 million under its revolving credit facility offset, in part by the paydown of notes payable ($4.7 million), early redemption of 650 shares of our Series B Preferred stock ($6.5 million) and a required deposit of $2.0 million, in an interest bearing certificate of deposit, with our lender in connection with our $15.0 million revolving credit facility.

The Company's total annual commitments at December 31, 2006 for long term non-cancelable leases of approximately $722,000 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2006 and 2005 were $364,00 and $87,900, respectively. The Company has budgeted approximately $500,000 for capital expenditures for fiscal 2007. The total amount is expected to be funded from cash provided from its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements - refer to footnote 1 of the condensed consolidated financial statements for the six months ended December 31, 2006 included in Part I - Item 1.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates and foreign currency exchange rates, primarily with respect to the Canadian Dollar in its customer receivables. The Company's use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. We performed a sensitivity analysis to determine the impact of fluctuations in interest rates relating to our outstanding variable debt. If interest rates varied by plus or minus one percent our income before taxes would be higher or lower in the amount of $135,000 per annum.

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

The Pom Wonderful LLC v. Agrolabs, Inc. matter described in our previous public filings has been settled by all parties without material financial impact on our Company. The matter was dismissed by the United States District Court for the Central District of California on January 18, 2007.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two matters were submitted for a vote at the Company's Annual Meeting of Stockholders held on November 22, 2006 by holders of record of the Company's common stock, par value $.002 per share at the close of business on October 30, 2006 (the "Record Date"), which was determined to be 13,537,419 shares of common stock. The holders of 10,057,199 shares of common stock, a majority, were present in person or represented by proxy at the meeting. The two matters and the results of the voting at the Annual Meeting are as follows:

1. To elect three Class I directors for a three year term to serve until the 2009 Annual Meeting of Stockholders. The number of votes cast at the meeting for the election of the three (3) directors for a three year term to the 2009 Annual Meeting of Stockholders were as follows:

                                            For             Withheld

         E. Gerald Kay                    9,865,907          191,292
         Ms. Riva Sheppard                9,866,314          190,885
         Mr. Carl DeSantis                9,870,265          186,934


2. To ratify the appointment of Amper Politziner & Mattia, P.C. as the Company's independent auditors. The number of votes cast at the meeting for the proposal to ratify Amper Politziner & Mattia, P.C. as the Company's independent auditors were as follows:

          For         Against      Abstain

       10,052,199     1,700         3,300

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS


Exhibit
Number       Description

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


                                 INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date: February 14, 2007          By: /s/ E. Gerald Kay
                                 ---------------------
                                 E. Gerald Kay,
                                 Chief Executive Officer


Date: February 14, 2007          By: /s/ Dina L. Masi
                                 ---------------------
                                 Dina L. Masi,
                                 Senior Vice President & Chief Financial Officer