Form 10-Q
period 2007-03-31
INTEGRATED BIOPHARMA INC
filed 2007-05-09
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  ------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

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

         Class                                   Outstanding at April 30, 2007
Common Stock, $0.002 par value                       13,793,981 Shares

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

                           FORM 10-Q QUARTERLY REPORT
                  For the Quarterly Period Ended March 31, 2007
                                      INDEX


                                                                            Page
                          Part I. Financial Information

Item 1.   Financial Statements:                                               2

          Condensed Consolidated Statements of Operations
          for the Nine and Three Months Ended
          March 31, 2007 and 2006 (unaudited)                                 2

          Condensed Consolidated Balance Sheets
          as of March 31, 2007 (unaudited)
          and June 30, 2006                                                   3

          Condensed Consolidated Statements of Changes
          in Stockholders' Equity for the Nine Months
          Ended March 31, 2007 (unaudited)                                    4

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended
          March 31, 2007 and 2006 (unaudited)                                 5

          Notes to Condensed Consolidated Statements                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          26

Item 4.   Controls and Procedures                                             26

                           Part II. Other Information

Item 1.   Legal Proceedings                                                   27

Item 1A.  Risk Factors                                                        27

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         27

Item 3.   Defaults Upon Senior Securities                                     27

Item 4.   Submission of Matters to a Vote of Security Holders                 27

Item 5.   Other Information                                                   27

Item 6.   Exhibits                                                            28

Signatures                                                                    29

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

ITEM 1.  FINANCIAL STATEMENTS

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three months ended                   Nine months ended
                                                                         March 31,                            March 31,
                                                            ----------------------------------   ---------------------------------
                                                                 2007              2006               2007              2006
                                                            ---------------   ----------------   ---------------    --------------

Sales, net                                                  $   16,425,672    $    12,936,092    $   50,188,990    $   40,691,493

Cost of sales                                                   11,519,725          8,642,898        34,161,728        26,087,232
                                                            ---------------   ----------------   ---------------    --------------

Gross profit                                                     4,905,947          4,293,194        16,027,262        14,604,261

Selling and administrative expenses                              4,376,164          4,225,559        13,110,178        11,186,911
                                                            ---------------   ----------------   ---------------    --------------

Operating income                                                   529,783             67,635         2,917,084         3,417,350

Other expense                                                     (179,271)           (50,118)         (372,584)         (146,744)
                                                            ---------------   ----------------   ---------------    --------------

Income before income taxes                                         350,512             17,517         2,544,500         3,270,606

Federal and state income tax                                       228,528             30,155         1,194,120            95,769
                                                            ---------------   ----------------   ---------------    --------------

Income (loss) before minority interest                             121,984            (12,638)        1,350,380         3,174,837

Minority interest                                                        -             22,149            37,590           139,265
                                                            ---------------   ----------------   ---------------    --------------

Net income                                                         121,984              9,511         1,387,970         3,314,102
Deemed dividend from beneficial conversion feature
of Series B Preferred stock dividend                               (20,835)          (671,143)       (1,803,881)       (1,837,143)
Series B Preferred stock dividends                                  (4,316)          (117,648)       (1,553,518)         (364,662)
                                                            ---------------   ----------------   ---------------    --------------

Net income (loss) applicable to common shareholders         $       96,833    $      (779,280)   $   (1,969,429)   $    1,112,297
                                                            ===============   ================   ===============    ==============

Net income (loss) per common share:
Basic                                                       $         0.01    $         (0.06)   $        (0.15)   $         0.09
                                                            ===============   ================   ===============    ==============
Diluted                                                     $         0.01    $         (0.06)   $        (0.15)   $         0.07
                                                            ===============   ================   ===============    ==============

Weighted average common shares outstanding                      13,684,381  #      12,798,048        13,512,830        12,745,815
Dilutive potential shares:
Warrants and options                                             3,066,833                  -                 -         2,635,497
Convertible preferred stock                                              -                  -                 -                 -
Weighted average common share outstanding
                                                            ---------------   ----------------   ---------------    --------------
 - assuming dilution                                            16,751,214         12,798,048        13,512,830        15,381,312
                                                            ===============   ================   ===============    ==============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,          June 30,
                                                                                             2007               2006
                                                                                        ----------------   ---------------
                                                                                          (Unaudited)
Assets
Current Assets:
Cash and cash equivalents                                                               $     1,307,509    $    5,746,836
Restricted cash                                                                               2,000,000                 -
Accounts receivable, net                                                                      7,200,949         5,717,012
Inventories, net                                                                             16,708,122        10,972,843
Deferred income taxes                                                                         3,127,000         2,976,000
Other current assets                                                                          1,623,650         1,531,988
                                                                                        ----------------   ---------------
Total current assets                                                                         31,967,230        26,944,679

Property and equipment, net                                                                   4,167,945         4,173,357
Goodwill                                                                                        145,410           145,410
Intangible assets, net                                                                        5,385,340         4,015,596
Deferred income taxes                                                                         1,753,000         2,182,000
Security deposits and other assets                                                              191,255           143,822
                                                                                        ----------------   ---------------
Total Assets                                                                            $    43,610,180    $   37,604,864
                                                                                        ================   ===============

Liabilities and Stockholders' Equity:
Current Liabilities:
Revolving credit facility                                                               $    13,500,000    $            -
Note payable - bank                                                                                   -         4,497,290
Accounts payable                                                                              3,557,652         4,123,646
Accrued expenses and other current liabilities                                                2,898,085         2,505,390
State income taxes payable                                                                      910,661           573,685
Loan payable - Trade Investment Services, LLC, related party                                          -           172,260
                                                                                        ----------------   ---------------
Total Current Liabilities                                                                    20,866,398        11,872,271

Commitments and Contingencies

Series B 7% Redeemable Convertible Preferred Stock, net of beneficial conversion feature, warrants issued and issuance costs, $0.002 par value; 1,250 shares authorized; 25 shares issued and outstanding at March 31, 2007 and 675 shares issued and outstanding at June 30, 2006; liquidation preference
of $250,000 at March 31, 2007 and $6,750,000 at June 30, 2006                                   245,524         4,941,643

Minority Interest                                                                                     -           156,025

Stockholders' Equity:
Common Stock, $0.002 par value; 25,000,000 shares authorized; 13,793,981 shares issued at March 31, 2007 and 13,200,961 at June 30, 2006; 13,759,081 shares
outstanding at March 31, 2007 and 13,166,061 at June 30, 2006                                    27,588            26,402
Additonal paid-in-capital                                                                    34,412,180        30,580,604
Accumulated deficit                                                                         (11,842,171)       (9,872,742)
Less:  Treasury stock, at cost, 34,900 shares                                                   (99,339)          (99,339)
                                                                                        ----------------   ---------------
Total Stockholders' Equity                                                                   22,498,258        20,634,925
                                                                                        ----------------   ---------------
Total Liabilities and Stockholders' Equity                                              $    43,610,180    $   37,604,864
                                                                                        ================   ===============

See accompanying notes to condensed consolidated financial statements.

                               INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                FOR THE NINE MONTHS ENDED MARCH 31, 2007

                                                                                                                Total
                                      Common Stock        Additional      Accumulated     Treasury Stock    Stockholders'
                                   Shares    Par Value  Paid-in-Capital    Deficit      Shares     Cost        Equity
                                 -----------  --------   -------------   -------------  -------  ---------  ------------

Balance, June 30, 2006            13,200,961  $ 26,402   $  30,580,604   $ (9,872,742)   34,900  $ (99,339) $20,634,925

Exercise of stock
options for cash                     385,800       772         751,959              -         -          -      752,731

Restricted stock issued in
connection with asset                                                               -         -          -
acquistition                         185,000       370       1,092,420                                        1,092,790

Restricted stock award                22,220        44         167,579              -         -          -      167,623

Compensation expense for
employee stock options                     -         -         260,218              -         -          -      260,218

Income tax benefit from exercise
of stock options                           -         -         381,102              -         -          -      381,102

Dividends paid on Series B
preferred stock                            -         -               -       (375,220)        -          -     (375,220)

Deemed preferred dividends
from issuance of warrants                  -         -       1,178,298     (1,178,298)        -          -             -

Deemed dividend from
beneficial conversion
feature of Series B
preferred stock                            -         -               -     (1,803,881)        -          -   (1,803,881)

Net income                                 -         -               -       1,387,970        -          -    1,387,970
                                 -----------  --------   -------------   -------------  -------  ---------  ------------
Balance, March 31,
2007 (Unaudited)                 13,793,981   $ 27,588   $  34,412,180   $(11,842,171)   34,900  $ (99,339) $22,498,258
                                 ===========  ========   =============   =============  =======  =========  ============

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Nine months ended
                                                                                                  March 31,
                                                                                   -----------------------------------------
                                                                                          2007                  2006
                                                                                   -------------------   -------------------
Cash flows from operating activities:

Net income                                                                         $        1,387,970    $        3,314,102
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization                                                                 938,928               845,482
Deferred income taxes                                                                         659,100               (39,000)
Loss on investment in Micro Nutrition, Inc.                                                   171,529                     -
Allowance for inventory                                                                        37,500                 7,500
Allowance for doubtful accounts (recoveries)                                                  (22,341)                8,300
Issuance of common stock for consulting services                                              245,219                43,875
Compensation expense for employee stock options                                               260,218               316,413
Minority interest                                                                             (37,590)             (139,291)
Changes in assets and liabilities (excludes impact of acquistions):
(Increase) decrease in:
Accounts receivable                                                                        (1,441,798)           (1,731,887)
Inventories                                                                                (5,780,030)           (1,176,623)
Prepaid expenses and other current assets                                                    (153,747)             (209,954)
Security deposits and other assets                                                            (41,183)              (49,827)
 (Decrease) increase in:
Accounts payable                                                                             (565,994)            1,217,704
Income taxes payable                                                                          336,976                     -
Accrued expenses and other liabilities                                                         72,901              (255,708)
                                                                                   -------------------   -------------------
Net cash (used in) provided by operating activities                                        (3,932,342)            2,151,086
                                                                                   -------------------   -------------------

Cash flows from investing activities:
Purchase of property and equipment                                                           (656,263)             (167,567)
Purchase of intangible assets                                                                (523,026)             (436,969)
Cash acquired in asset acquisition                                                              2,569                     -
Loss on disposal of investment in Micro Nutrition, Inc.                                       (38,226)                    -
                                                                                   -------------------   -------------------
Net cash used in investing activities                                                      (1,214,946)             (604,536)
                                                                                   -------------------   -------------------

Cash flows from financing activities:
Proceeds from the exercise of stock options                                                   752,731               128,340
Repayments of notes payable-bank                                                           (4,497,290)                    -
Repayments of notes payable-TIS                                                              (172,260)                    -
Proceeds from revolving credit facility                                                    18,000,000                     -
Repayments under revolving credit facility                                                 (4,500,000)                    -
Funding of restricted cash under revolving credit facility                                 (2,000,000)                    -
Redemption of Preferred Stock Series B                                                     (6,500,000)                    -
Dividends paid                                                                               (375,220)             (364,662)
                                                                                   -------------------   -------------------
Net cash provided by (used in) financing activities                                           707,961              (236,322)
                                                                                   -------------------   -------------------
Net (decrease) increase in cash and cash equivalents                                       (4,439,327)            1,310,228
Cash and cash equivalents at beginning of period                                            5,746,836             2,427,553
                                                                                   -------------------   -------------------
Cash and  cash equivalents at end of period                                        $        1,307,509    $        3,737,781
                                                                                   ===================   ===================
Supplemental disclosures of cash flow information:

Cash paid during the periods for:
Interest                                                                           $          472,734    $          193,746
                                                                                   ===================   ===================
Income taxes                                                                       $          203,000    $          122,914
                                                                                   ===================   ===================
Supplemental disclosures of Non-cash transactions:
Deemed dividend from beneficial conversion feature of Series B Preferred stock     $       (1,803,881)   $       (1,837,143)
                                                                                   ===================   ===================
Deemed preferred dividends from issuance of warrants                               $       (1,178,298)   $                -
                                                                                   ===================   ===================
Conversion of Series B Preferred Stock to Common Stock                             $                -    $          250,000
                                                                                   ===================   ===================
Restricted stock issued in connection with asset acquisition                       $        1,092,790    $                -
                                                                                   ===================   ===================
Restricted stock awards                                                            $          167,623    $          351,000
                                                                                   ===================   ===================

See accompanying notes to condensed consolidated financial statements.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Principles of Consolidation and Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2006 ("10-K"), as filed with the SEC. The June 30, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending June 30, 2007 or for any other period.

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

During the nine months ended March 31, 2007 and the three month period ended March 31, 2006, options and warrants to purchase 4,379,518 and 5,623,548 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses available to common shareholders during the period. During the three months ended March 31, 2007 and the nine month period ended March 31, 2006, 4,379,518 and 5,623,548 options and warrants to purchase shares of common stock with exercise prices below average market price were included in the computation of diluted earnings per share.

During the three and nine months ended March 31, 2007, Convertible Series B Preferred Stock in the amount of 250,000 common share equivalents were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses available to common shareholders. During the three and nine months ended March 31, 2006, 700,000 common share equivalents were not included in the computation of diluted earnings per share as their conversion price was greater than the average market price of the common shares.

During the three and nine months ended March 31, 2007 and 2006, options and warrants to purchase 1,629,500 shares of common stock and 1,369,500 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

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

Note 2.  Acquisition

On March 5, 2007, we entered into an Asset Purchase Agreement (the "Agreement") with our wholly-owned subsidiary Bioscience Technologies, Inc. ("BTI"), BevSpec, Inc., a Texas corporation ("BevSpec"), the shareholders of BevSpec (the "Shareholders") and certain other parties (together with the Shareholders, the "Seller Parties") pursuant to which BTI acquired substantially all of the assets of BevSpec (the "Transferred Assets") and assumed certain payment obligations of BevSpec (the "Payment Obligations"). We paid approximately $307,600 to specified parties to satisfy the Payment Obligations. In addition, we issued 185,000 shares of our common stock (the "Share Consideration") to the Seller Parties. The Agreement was effective as of February 28, 2007. The Share Consideration is subject to a twelve-month lock-up and shall be held in escrow for such time to satisfy any indemnification obligations of the Seller Parties. The Seller Parties indemnification obligations for any breach of the Seller Parties representations and warranties in the Agreement are limited to the aggregate value of the Share Consideration held in escrow. The Seller Parties representations and warranties shall survive for a period of one year following the date of the Agreement.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The purchased assets include trademarks, copyrights, trade secrets, artwork, graphics, marketing materials, formulas for the acquired product lines, labels, customer lists, websites, goodwill, inventories and certain books and records. Pursuant to the terms of the Agreement the purchase price for the Transferred Assets was valued at approximately $1.4 million and was paid with the issuance of 185,000 shares of the Company's common stock valued at $1.1 million and the assumption of approximately $342,000 in assumed liabilities and associated costs of the acquisition. As of March 31, 2007, the Company anticipates that a substantial portion of the purchase price allocation will be allocated to the various intangible assets acquired.

The sales for the acquired product lines for the nine months ended March 31, 2007 and 2006, were approximately $160,000 and 170,000, respectively, and were distributed primarily through grocery store outlets.

Subsequent to the acquisition BTI changed its name to The Organic Beverage Company.

Note 3.  Goodwill and other Intangible Assets

Goodwill and intangibles with indefinite lives are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The Company performed its annual impairment test during the fourth quarter of fiscal 2006. As of March 31, 2007 and June 30, 2006, goodwill consisted of $145,410 from the Aloe Acquisition.

Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 20 years. The carrying amount of acquired intangible assets as of March 31, 2007 and June 30, 2006 is as follows:


                                          March 31, 2007                                  June 30, 2006
                            -----------------------------------------      ----------------------------------------
                           Gross Carrying  Accumulated                    Gross Carrying  Accumulated
                              Amount       Amortization      Net              Amount      Amortization     Net
                            ------------   -----------   ------------      ------------    ----------   -----------

Intellectual property       $  2,200,000   $   424,582   $  1,775,418      $  1,850,000    $  271,667   $ 1,578,333
Trade names and patents        3,293,510       295,735      2,997,775         1,749,135       216,139     1,532,996
Unpatented technology            547,000       210,000        337,000           547,000       179,999       367,001
License agreement                347,000        71,853        275,147           637,467       100,201       537,266
                            ------------   -----------   ------------      ------------    ----------   -----------
Total                       $  6,387,510   $ 1,002,170   $  5,385,340      $  4,783,602    $  768,006   $ 4,015,596
                            ============   ===========   ============      ============    ==========   ===========

During the nine month period ended March 31, 2007, the Company made payments of $350,000 under its intellectual property agreement with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004, and subsequent amendments thereto. Amortization expense, recorded on other intangible assets for the three and nine months ended March 31, 2007 and 2006, was $97,314 and $87,584, and $284,905 and $235,693, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 10 years to 20 years. During the nine months ended March 31, 2007, the Company disposed of license agreements owned by Micro Nutrition, Inc. in the amount of $239,728 in connection with its disposition of Micro Nutrition, Inc.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

    Year Ending        Amortization
     June 30,            Expense
-----------------   ---------------

  2007, remaining   $       154,200
  2008                      488,000
  2009                      488,000
  2010                      488,000
  2011                      488,000
  Thereafter              3,279,140
                    ---------------
  Total             $     5,385,340
                    ===============

Note 4.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of March 31, 2007 and June 30, 2006:

                        March 31,             June 30,
                         2007                  2006
                    ---------------        --------------

Raw materials       $     8,060,678        $    5,484,485
Work-in-process           1,787,957             1,803,532
Finished goods            6,859,487             3,684,826
                    ---------------        --------------
Total               $    16,708,122        $   10,972,843
                    ===============        ==============


Note 5.  Property and Equipment

Property and equipment consists of the following as of March 31, 2007 and June 30, 2006:

                                    March 31,            June 30,
                                      2007                 2006
                                 ----------------    -----------------

Land and building                $     1,250,000     $      1,250,000
Leasehold improvements                 2,194,881            2,157,321
Machinery and equipment                7,094,662            6,544,096
Transportation equipment                  67,847               37,714
                                 ----------------    -----------------
                                      10,607,390            9,989,131
Less: Accumulated depreciation
and amortization                      (6,439,445)          (5,815,774)
                                 ----------------    -----------------
Total                            $     4,167,945     $      4,173,357
                                 ================    =================


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

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Loan payable-Trade Investment Services was a demand loan provided by Trade Investment Services, LLC ("TIS"), a former shareholder of Paxis, dated July 1, 2002 with interest at 9.00%. The Company had accrued and unpaid interest of $45,661 as of June 30, 2006.

In September 2006, the Company repaid the Note and Loan Payable with proceeds from a $15.0 million revolving credit facility it secured with a bank. (See Note
7. Revolving Credit Facility.)

Note 7.  Revolving Credit Facility and Restricted Cash

On September 1, 2006, the Company entered into a loan agreement with Amalgamated Bank, (the "Bank") a financial institution. The loan agreement provides for a one-year secured revolving credit facility of up to $15.0 million. Concurrently, the Company repaid its $4.5 million note to the Bank of America, its obligation to Trade Investments Services, LLC and other miscellaneous obligations, including the costs associated with securing the facility with $5.0 million of borrowings under the facility (See Note 6. Note and Loan Payable). As of March 31, 2007, the Company borrowed net additional funds aggregating $8.5 million under this facility and as of March 31, 2007 had $13.5 million outstanding under this facility. In April 2007, the Company entered into a separate $10.0 million five-year term note with the Bank and extended the maturity date under this facility to October 31, 2007. See Note 13. Subsequent Event.

The interest rate under the credit facility is equal to, at the Company's option, either (1), the lender's publicly announced base rate, or (2) 1.5% plus the applicable LIBOR rate. Interest is payable monthly, quarterly or semi-annually, at the Company's election, in arrears not later than the end of each such period. As of March 31, 2007, the weighted average interest rate was 6.90% and the Company had accrued and unpaid interest of approximately $126,000. The facility also has a commitment fee equal to 0.50% per annum calculated on the unused amount of the facility. As of March 31, 2007, the Company had approximately $11,100 in accrued and unpaid commitment fees.

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

The credit facility also provides for customary events of default, including non-payment defaults and covenant defaults. The Company was in compliance with its loan covenants from inception (September 1, 2006) through March 31, 2007.

Note 8.  Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007, the Company's uninsured cash balances were approximately $2.8 million.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances at March 31, 2007 and June 30, 2006 is $102,672 and $125,013, respectively.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c) Major Customers. For the nine months ended March 31, 2007, approximately 28% or $14.1 million, 27% or $13.6 million and 20.5% or $10.3 million of revenues were derived from three customers. For the nine months ended March 31, 2006, approximately 44% or $19.4 million, 24% or $10.6 million and 20% or $8.7 million of revenues were derived from three customers. For the three months ended March 31, 2007, approximately 28% or $4.6 million, 27.6% or $4.5 million and 19% or $3.1 million of revenues were derived from three customers. For the three months ended March 31, 2006, approximately 64% or $9.1 million, 24% or $3.4 million and 8% or $1.2 million of revenues were derived from three customers. The loss of any of these customers would have an adverse affect on the Company's operations. Accounts receivable from these three customers comprised approximately 46% of total accounts receivable at March 31, 2007.

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

Note 9.  Commitments and Contingencies

(a) Leases

Related Party Leases- Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company's chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental of $323,559 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense, for the three and nine months ended March 31, 2007 and 2006, on these leases were $193,000 and $226,000 and $550,000 and $547,000, respectively, and is included in both manufacturing and selling and administrative expenses.

Other Lease Commitments- The Company leases manufacturing and office facilities through March 31, 2012. The lease was effective on April 1, 2002 and provided for minimum monthly rental of $32,500 per month through March 31, 2007 plus increases in real estate taxes and building operating expenses. At its option, the Company has the right to renew the lease for an additional five-year period. On August 27, 2002, the lease was amended reducing the square footage from approximately 32,500 to 22,500 and reducing the monthly rent to $22,483 per month for the balance of the lease. The Company exercised its option to renew its lease for another five years with minimum monthly rent of $19,673 through March 31, 2008 with annual increases equal to cost of living adjustments as defined in the lease. The Company also extended its rights to renew the lease for an additional five-year period through March 2017. Rent expense, for the three and nine months ended March 31, 2007 and 2006, was $81,000 and $93,000 and $265,000 and $290,000, respectively and is included in manufacturing expenses.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company leases warehouse and office facilities through March 31, 2007. The lease was effective on March 6, 2004, and provides for a minimum monthly rental of $9,967. The Company extended this lease through May 2007 and entered into a new lease which provides for a minimum monthly rental of $15,500 for warehouse and office space of 39,038 square feet through August 2012. In September 2006, the Company leased additional warehouse space under a three-year lease commitment with minimum monthly rental payments of $12,008. The Company leases additional office space on a month-to-month basis; minimum monthly rental payments are $1,126. The lease was effective on October 1, 2005, and provides for a minimum monthly rental of $1,126. The company leases office space through December 31, 2012, and provides for a minimum monthly rental of $18,611. The Company leases warehouse equipment for a five (5) year period with an annual rental of $17,000 and office equipment for a five (5) year period with an annual rental of $8,400.

The Company leases automobiles under non-cancelable operating lease agreements, which expire through 2009.

The minimum rental commitment for long-term non-cancelable leases is as follows:

                                        Related Party
   Year ending            Lease             Lease
     June 30,          Commitments       Commitments          Total
-------------------   ---------------   ---------------   --------------

2007, remaining       $       206,300   $        80,900   $      287,200
2008                          839,000           323,600        1,162,600
2009                          801,600           323,600        1,125,200
2010                          657,700           323,600          981,300
2011                          627,300           323,600          950,900
Thereafter                    748,200         1,267,100        2,015,300
                      ---------------   ---------------   --------------
Total                 $     3,880,100   $     2,642,400   $    6,522,500
                      ---------------   ---------------   --------------

Total rent expense, including real estate taxes and maintenance charges, was approximately $408,000 and $399,000 and $1.2 million and $1.3 million for the three and nine months ended March 31, 2007 and 2006, respectively.

(b) Intellectual Property Agreement - In connection with the acquisition in January 2004, and subsequent amendments thereto; of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc., the Company will pay up to a maximum of $3.2 million for certain technology developed by Fraunhofer USA, Inc. over a five-year period. As of March 31, 2007 and June 30, 2006, $2.2 million and $1.9 million, respectively have been paid and is being amortized on a straight-line basis over a ten-year period.

(c) Legal Proceedings - NatEx Georgia LLC and Vasili Patarkalishvili v. Robert
B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5.0 million. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs filed a notice of appeal of that decision. On April 17, 2007, the Supreme Court, Appellate Division, First Department dismissed Plaintiffs' appeal for failure to perfect. Certain of the Defendants, including the Company, have filed counter-claims against Plaintiffs for breach of a July 2003 agreement with NatEx and to collect on an $1.3 million note, though the Company is doubtful of collection on that note. Paxis plans to defend vigorously the remaining claim and prosecute its claims.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company's Chairman of the Board. This agreement is on a month-to-month basis for $1,100 per month. Effective January 1, 2007 this agreement was modified to provide for $1,200 per month. The total consulting expense recorded per this verbal agreement for the three months and nine months March 31, 2007 and 2006 was $3,600 and $10,200 and $3,300 and $9,900, respectively. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $30,000 for the three months ended March 31, 2007 and 2006 and $90,000 for the nine months ended March 31, 2007 and 2006.

Note 11.  Equity Transactions

(a) Stock Option Plan and Warrants - On February 7, 2007, the Company granted 124,000 incentive stock options for a period of ten years, vesting over three years, at an exercise price equal to the market price ranging from $6.80 to $7.48. The Company did not grant any stock options in the three month period ended March 31, 2006.

Additionally, on February 7, 2007, the Company granted Restricted Stock Unit Awards ("RSU") representing 341,647 shares of the Company's common stock. The RSUs vest equally over a three-year period on their vesting anniversary date and are subject to forfeiture and were valued at $6.80 each.

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

As of March 31, 2007, the Company issued 22,220 shares of its common stock under this agreement. This Agreement was terminated in January 2007.

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

The early redemption of the Preferred Stock extinguished all rights and preferences pertinent to the 650 shares of Preferred Stock, including actual dividends, deemed dividends (which are required to be deducted in the calculation of net income attributable to common shareholders and resulted in decreases in net income of approximately $2.3 million in each of the last two fiscal years), liquidation preferences and the right to convert the Preferred Stock into 650,000 shares of the Company's common stock at $10 per share. Subsequent to this redemption, only 25 shares of Preferred Stock held by another party remain outstanding. These remaining shares were redeemed for $250,000.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments.

The Company has divided its operations into three reportable segments as follows: Nutraceuticals, Pharmaceuticals and Biotechnologies. The international sales, concentrated primarily in Mexico and Europe, for the three and nine months ended March 31, 2007 and 2006, were $2.2 million and $3.3 million and $10.7 million and $7.6 million, respectively.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial information relating to, the three and nine months ended March 31, 2007 and 2006, operations by business segment is as follows:

                                                             For the Three Months Ended
                                                                      March 31,
                    ---------------------------------------------------------------------------------------------------------------
                                               2007                                                    2006
                    ------------------------------------------------------  -------------------------------------------------------
                       Nutra-        Pharma-       Biotech-                    Nutra-          Pharma-      Biotech-
                      ceuticals      ceuticals     nologies      Total        ceuticals       ceuticals     nologies       Total
                    -------------   ------------  ----------  ------------  -------------    ------------  ----------   -----------
Sales, net
U.S. customers      $  13,044,807   $   846,999   $ 309,435   $ 14,201,241  $   9,001,556    $   600,199   $   5,071    $ 9,606,826
International
customers               1,843,477       380,954           -      2,224,431      3,310,934         18,332           -      3,329,266
                    -------------   ------------  ----------  ------------  -------------    ------------  ----------   -----------
Total Sales, net    $  14,888,284   $ 1,227,953   $ 309,435   $ 16,425,672  $  12,312,490    $   618,531   $    5,071   $12,936,092
                    =============   ============  ==========  ============  =============    ============  ==========   ===========

Segment operating
profit (loss)       $   1,550,289   $  (837,441)  $(183,065)  $    529,783  $   1,409,165    $  (983,661)  $(357,869)   $    67,635
                    =============   ============  ==========  ============  =============    ============  ==========   ===========

Depreciation        $      90,375   $   122,048   $     148   $    212,571  $     116,421    $   117,183   $       -    $   233,604
                    =============   ============  ==========  ============  =============    ============  ==========   ===========

Capital
expenditures        $     237,216   $    46,173   $   8,850   $    292,239  $      72,728    $     6,977   $       -    $    79,705
                    =============   ============  ==========  ============  =============    ============  ==========   ===========

                                                                  For the Nine Months Ended
                                                                           March 31,
                    ---------------------------------------------------------------------------------------------------------------
                                              2007                                                    2006
                    ------------------------------------------------------  -------------------------------------------------------
                       Nutra-        Pharma-       Biotech-                    Nutra-          Pharma-      Biotech-
                      ceuticals      ceuticals     nologies      Total        ceuticals       ceuticals     nologies       Total
                    -------------   ------------  ----------  ------------  -------------    ------------  ----------   -----------
Sales, net
U.S. customers      $  35,466,080   $ 3,364,143   $ 664,321   $ 39,494,544  $  31,070,527    $ 2,023,203   $  14,042    $33,107,772
International
customers               9,786,695       907,751           -     10,694,446      7,537,465         46,256           -      7,583,721
                    -------------   ------------  ----------  ------------  -------------    ------------  ----------   -----------
Total Sales, net    $  45,252,775   $ 4,271,894   $ 664,321   $ 50,188,990  $  38,607,992    $ 2,069,459   $  14,042    $40,691,493
                    =============   ============  ==========  ============  =============    ============  ==========   ===========

Segment operating
profit (loss)       $   5,805,214   $(2,085,907)  $(802,223)  $  2,917,084  $   7,482,407    $(3,422,502)  $(642,555)   $ 3,417,350
                    =============   ============  ==========  ============  =============    ============  ==========   ===========

Depreciation        $     291,359   $   362,518   $     148   $    654,025  $     262,864    $   346,925   $       -    $   609,789
                    =============   ============  ==========  ============  =============    ============  ==========   ===========

Capital
expenditures        $     558,567   $    88,846   $   8,850   $    656,263  $     128,226    $    39,341   $       -    $   167,567
                    =============   ============  ==========  ============  =============    ============  ==========   ===========


                                          As of March 31,                                         As of June 30,
                    ------------------------------------------------------  -------------------------------------------------------
                                               2007                                                     2006
                    ------------------------------------------------------  -------------------------------------------------------
Total Assets        $  34,051,523   $ 7,169,523   $2,389,134  $ 43,610,180  $  29,911,297    $ 5,868,804   $1,824,763   $37,604,864
                    =============   ============  ==========  ============  =============    ============  ==========   ===========

Note 13.  Subsequent Event

On April 3, 2007, we entered into a loan agreement with Amalgamated Bank. The loan agreement provides for a five-year secured term credit facility in the amount of $10.0 million. Borrowings under the facility were used to refinance $5,000,000 under our existing $15.0 million revolving credit facility with Amalgamated Bank and the balance for working capital purposes. The initial interest rate on borrowings under the term facility is equal to 3.00% plus the applicable LIBOR rate. Interest is payable monthly, quarterly or semi-annually, at the Company's election, in arrears not later than the end of each such period. The credit facility requires that all principal be repaid in $1.0 million semi-annual payments beginning October 4, 2007. The facility is secured by a first priority lien on our accounts receivable, equipment, inventory and deposit accounts. The obligations under the term credit facility are also guaranteed by each of our current and future subsidiaries.

                   INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The term credit facility contains the same covenants under our $15.0 million revolving credit facility which restrict our ability to, among other things: (1) incur or guarantee additional debt; (2) make any investments (other than in the ordinary course); (3) engage in any asset sales or dispose of any assets (other than in the ordinary course); (4) engage in transactions with affiliates; (5) incur liens; and (6) declare or pay dividends. The credit facility also requires us not to exceed a maximum total leverage ratio, to maintain a minimum consolidated EBITDA, to maintain a minimum fixed charge coverage ratio and to maintain minimum deposit balances with the lender (unless certain revenue and EBITDA thresholds are met). The credit facility also provides for customary events of default, including non-payment defaults and covenant defaults.

Concurrently, the Company agreed with Amalgamated Bank to amend the term note and loan agreement associated with the $15.0 million revolving credit facility to, among other things, extend the maturity date of the facility to October 31, 2007.

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

We performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of March 31, 2007 the allowance was $102,672. If this number were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $73,000 of income or expense.

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

We performed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. As of March 31, 2007 the allowance was $37,500. If this number were in error by plus or minus one percent of the total inventory balance, the impact would be an additional expense of $167,500.

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

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:


                                                        For the three months                For the nine months
                                                          ended March 31,                     ended March 31,
                                                  ---------------------------------     -----------------------------
                                                       2007               2006              2007            2006
                                                  ----------------    -------------     -------------   -------------
Sales, net                                                 100.0%           100.0%            100.0%          100.0%

Costs and expenses:
Cost of sales                                               70.1%            66.8%             68.1%           64.1%
Selling and administrative                                  26.6%            32.7%             26.1%           27.5%
                                                  ----------------    -------------     -------------   -------------
                                                            96.8%            99.5%             94.2%           91.6%
                                                  ----------------    -------------     -------------   -------------
Income from operations                                       3.2%             0.5%              5.8%            8.4%
                                                  ----------------    -------------     -------------   -------------

Other income (expense):
Interest expense                                            (1.3%)           (0.6%)            (1.0%)          (0.5%)
Other income                                                 0.0%             0.1%              0.1%            0.1%
Interest and investment income                               0.1%             0.1%              0.2%            0.0%
                                                  ----------------    -------------     -------------   -------------
                                                            (1.2%)           (0.4%)            (0.7%)          (0.4%)
                                                  ----------------    -------------     -------------   -------------
Income before income taxes                                   2.0%             0.1%              5.1%            8.0%

Federal and state income taxes                               1.4%             0.2%              2.4%            0.2%
                                                  ----------------    -------------     -------------   -------------

Income (loss) before minority interest                       0.7%            (0.1%)             2.7%            7.8%

Minority interest                                               -             0.2%              0.1%            0.3%
                                                  ----------------    -------------     -------------   -------------

Net income                                                   0.7%             0.1%              2.8%            8.1%

Deemed dividend from beneficial conversion
feature of Series B Preferred Stock                         (0.1%)           (5.2%)            (3.6%)          (4.5%)
Series B Preferred Stock dividend                           (0.0%)           (0.9%)            (3.1%)          (0.9%)
                                                  ----------------    -------------     -------------   -------------

Net income (loss) allocable to common
shareholders                                                 0.5%            (6.0%)            (3.9%)           2.7%
                                                  ================    =============     =============   =============

For the nine month period ended March 31, 2007 compared to the nine month period ended March 31, 2006

Sales, net. Sales, net, for the nine months ended March 31, 2007 and 2006 were $50.2 million and $40.7 million, respectively, an increase of $9.5 million or 23.3%. The increase is comprised of the following:


                                                      Nine months ended               Dollar Increase      Percentage
                                                          March 31,                     (Decrease)           Change
                                             -------------------------------------   ------------------   --------------
                                                   2007                2006            2007 vs 2006       2007 vs 2006
                                             -----------------    ----------------   ------------------   --------------

Nutraceutical - US Customers                 $      35,466,080    $     31,070,527   $        4,395,553            14.1%
Nutraceutical - International Customers              9,786,695           7,537,465            2,249,230            29.8%
                                             -----------------    ----------------   ------------------   --------------
Total Nutraceutical                                 45,252,775          38,607,992            6,644,783            17.2%
                                             -----------------    ----------------   ------------------   --------------
Pharmaceutical - US Customers                        3,364,143           2,023,203            1,340,940            66.3%
Pharmaceutical - International Customers               907,751              46,256              861,495         N/M
                                             -----------------    ----------------   ------------------   --------------
Total Pharmaceutical                                 4,271,894           2,069,459            2,202,435           106.4%
                                             -----------------    ----------------   ------------------   --------------
Biotechnologies                                        664,321              14,042              650,279         N/M
                                             -----------------    ----------------   ------------------   --------------

Total                                        $      50,188,990    $     40,691,493   $        9,497,497            23.3%
                                             =================    ================   ==================   ==============

---------------------------------
N/M = not meaningful

This increase is primarily the result of an increase in our Nutraceutical Segment sales of approximately 17.2% or $6.6 million. Our international sales increased by $2.2 million, representing 33.8% of the increased sales in our Nutraceutical Segment, as a result of increased sales to Mexico from our contract manufacturing business. Our sales to US Customers increased in our Nutraceuticals Segment by $4.4 million and is offset, in part, by an increase in our promotional advertising cost of $2.8 million, from $2.9 million in the nine months ended March 31, 2006 to $5.7 million in the nine months ended March 31, 2007, absent these advertising costs, sales to US Customers increased by $6.3 million or 18.1%. Promotional advertising consists of participation in strategic product placement programs, offering manufacturing coupons at point of sale and other sales incentives in order to increase our brand awareness and increased sales in the distribution outlets where our products are sold.

Pharmaceuticals sales for the nine months ended March 31, 2007 were $4.3 million compared to $2.1 million for the comparable period. This increase is primarily due to increased sales of approximately $331,000 of our API in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. Additionally, our CRO business had increased sales of approximately $1.9 million in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. These increased sales are a result of the Segment implementing its sales and marketing strategy that it adopted in the fiscal year ended June 30, 2006.

Our Biotechnologies Segment did not significantly contribute to our net sales and gross profits in the nine month periods ended March 31, 2007 and 2006.

For the nine months ended March 31, 2007, approximately 76% of revenues were derived from three customers as compared 88% of revenues for the nine months ended March 31, 2006. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our propriety branded nutraceutical products primarily to "club" stores to the retail sales segment and expanding our sales in the international market.

Cost of sales. Cost of sales increased to $34.2 million for the nine months ended March 31, 2007 as compared to $26.1 million for the nine months ended March 31, 2006. Cost of sales increased as a percentage of sales to 68% for the nine months ended March 31, 2007 as compared to 64% for the nine months ended March 31, 2006. The increase of approximately four percent (4.0%) in our cost of sales is primarily a result of our increased promotional advertising costs of $2.8 million in the nine months ended March 31, 2007 to $5.7 million from $2.9 million in the nine months ended March 31, 2006, which are netted against sales. If these advertising costs were not netted in sales, our costs of sales as a percentage of sales, as adjusted, would have been 61.1% for the nine months ended March 31, 2007 compared to 59.8% for the nine months ended March 31, 2006.

Selling and Administrative Expenses. Selling and administrative expenses were $13.1 million for the nine months ended March 31, 2007, an increase of $1.9 million or 17.2% as compared with $11.2 million for the nine months ended March 31, 2006. As a percentage of sales, net, selling and administrative expenses were 26.1% for the nine months ended March 31, 2007 and 27.5% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                   Nine months ended              Dollar Increase    Percentage
                                                       March 31,                   (Decrease)          Change
                                           -----------------------------------   ---------------   ---------------
                                                2007               2006           2007 vs 2006      2007 vs 2006
                                           ----------------   ----------------   ---------------   ---------------
Salaries and employee benefits             $      3,150,607   $      2,713,960          436,647             16.1%
Advertising                                       2,695,646          1,789,979          905,667             50.6%
Consulting and other professional fees            1,102,789          1,131,799          (29,010)            (2.6%)
Indirect expenses                                   946,132            880,319           65,813              7.5%
Commissions                                         903,995            707,408          196,587             27.8%
Depreciation & Amortization                         523,250            459,683           63,567             13.8%
Insurance                                           498,486            444,458           54,028             12.2%
Marketing                                           476,099             73,161          402,938            550.8%
Auto, Travel & Entertainment                        471,694            568,248          (96,554)           (17.0%)
Office                                              322,361            415,398          (93,037)           (22.4%)
Office Rent                                         316,910            440,637         (123,727)           (28.1%)
Compensation expense for
employee stock options                              260,218            316,413          (56,195)           (17.8%)
Research & Development                              224,071            244,477          (20,406)            (8.3%)
Loss on investment in Micro Nutrition, Inc.         171,529                  -          171,529            100.0%
Other                                             1,046,390          1,000,971           45,419              4.5%
                                           ----------------   ----------------   ---------------   ---------------
Total                                      $     13,110,177   $     11,186,911   $    1,923,266             17.2%
                                           ================   ================   ===============   ===============

Salaries and employee benefits increased approximately $437,000 in the nine months ended March 31, 2007 or 16.1% primarily as a result of hiring an investor relations officer at the end of our fiscal year ended June 30, 2006. In addition to his base salary, in the nine months ended March 31, 2007, this employee earned a performance retention bonuses based on a transaction which occurred in the nine months ended March 31, 2007, his combined compensation was approximately $300,000 with no comparable expense in the nine months ended March 31, 2006. The balance of the increase of $137,000 represents a 5.0% increase over salaries and employee benefits in the nine months ended March 31, 2006 as a result of net new employees and general salary increases.

Advertising expense increased approximately $906,000 or 50.6% in the nine months ended March 31, 2007 as part of our marketing plan to increase advertising to support our proprietary branded nutraceutical products. We spent $1.5 million in media advertisements such as radio, in store commercials, magazines and newspaper ads in the nine months ended March 31, 2007 compared to $721,700 in the comparable prior period, an increase of 756,200, and increased other trade advertising expenses by $149,500.

We also incurred additional marketing expenses of $403,000 in the nine months ended March 31, 2007 on the design and printing of new marketing materials used in the general marketing of our products as compared to the nine months ended March 31, 2006.

Commissions increased approximately $196,600 or 27.8%. Commissions as a percentage of sales that commissions are owed was 3.4% of such sales in the nine months ended March 31, 2007 compared to 2.8% of such sales in the nine months ended March 31, 2006. Our commission payout rates range from three to five percent of qualifying sales. The increase in the payout rate from the nine months ended March 31, 2006 to the nine months ended March 31, 2007 is a result of an increase in sales qualifying for a five percent commission payment.

Other expense, net. Other expense, net was $372,600 for the nine months ended March 31, 2007 as compared to $146,700 for the comparable period a year ago. The increase of $225,800 was primarily attributable to an increase in interest expense of $303,500 due to the increase in the amount of the debt outstanding, offset in part, by an increase in interest and other income of approximately $77,700.

Federal and state income tax, net. Federal and state income tax increased from $95,800 in the nine months ended March 31, 2006 to $1.2 million in the nine months ended March 31, 2007. Our effective tax rate increased from 2.9% to 46.9%. The dollar amount increase and the increase in our effective tax rates are primarily a result of having deferred and current federal tax expense of approximately $721,000 in the nine months ended March 31, 2007 with a deferred federal tax benefit of $39,000 in the nine months ended March 31, 2006, a difference of $760,000 in our federal tax provision. Secondarily our federal and state income taxes, net increased as a result of state taxes of approximately $340,000 owed in certain states where our subsidiaries file separate tax returns and do not have operating losses from our other subsidiaries to offset their taxable income in such states in the nine month period ended March 31, 2007.

Net income. The Company's net income for the nine months ended March 31, 2007 was $1.4 million as compared to net income of $3.3 million for the nine months ended March 31, 2006. This decrease in net income of approximately $1.9 million is primarily the result of an increase in selling and administrative expenses of $1.9 million, an increase in other expense of approximately $225,800, and an increase in federal and state income taxes of approximately $1.1 million offset by an increase in gross profit of approximately $1.4 million.

For the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006

Sales, net. Sales, net, for the quarter ended March 31, 2007 and 2006 were $16.4 million and $12.9 million, respectively, an increase of $3.5 million or 27.0%. The increase is comprised of the following:


                                                     Three months ended              Dollar Increase    Percentage
                                                          March 31,                   (Decrease)          Change
                                             ------------------------------------   ----------------   -------------
                                                  2007                2006           2007 vs 2006      2007 vs 2006
                                             ----------------    ----------------   ----------------   -------------
Nutraceutical - US Customers                 $    13,044,807     $     9,881,691    $     3,163,116           32.0%
Nutraceutical - International Customers            1,843,477           2,430,799           (587,322)         (24.2%)
                                             ----------------    ----------------   ----------------   -------------
Total Nutraceutical                               14,888,284          12,312,490          2,575,794           20.9%
                                             ----------------    ----------------   ----------------   -------------
Pharmaceutical - US Customers                        846,999             600,199            246,800           41.1%
Pharmaceutical - International Customers             380,954              18,332            362,622         N/M
                                             ----------------    ----------------   ----------------   -------------
Total Pharmaceutical                               1,227,953             618,531            609,422           98.5%
                                             ----------------    ----------------   ----------------   -------------
Biotechnologies                                      309,435               5,071            304,364         N/M
                                             ----------------    ----------------   ----------------   -------------

Total                                        $    16,425,672     $    12,936,092    $     3,489,580           27.0%
                                             ================    ================   ================   =============

---------------------------------
N/M = not meaningful

This increase is primarily the result of an increase in our Nutraceutical Segment sales of approximately $2.6 million or 20.9%. Our sales to US Customers increased in our Nutraceutical Segment by $3.2 million and is offset, in part, by an increase in our promotional advertising expenses of $856,000, from $713,000 in the three months ended March 31, 2006 to $1.6 million in the three months ended March 31, 2007, absent these advertising costs, sales to US Customers increased by $4.0 million or 37.9%. Our international sales decreased by $587,000 as a result of a shift in sales orders from our major customer in our contract manufacturing business from international to US shipping destinations.

Pharmaceuticals sales for the three months ended March 31, 2007 were $1.2 million compared to $618,500 for the comparable period. This increase is primarily due to increased sales of approximately $609,400 in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 in our CRO business. These increased sales are a result of the Segment implementing its sales and marketing strategy that was adopted in the fiscal year ended June 30, 2006.

Our Biotechnologies Segment did not significantly contribute to our net sales and gross profits in the quarters ended March 31, 2007 and 2006.

For the three months ended March 31, 2007, approximately 75% of revenues were derived from three customers as compared 94% of revenues for the three months ended March 31, 2006. The loss of any of these customers would have an adverse affect on the Company's operations. We continue to expand our customer base by expanding from selling our propriety branded nutraceutical products primarily to "club" stores to the retail sales segment and expanding our sales in the international market.

Cost of sales. Cost of sales increased to $11.5 million for the three months ended March 31, 2007 as compared to $8.6 million for the three months ended March 31, 2006. Cost of sales increased as a percentage of sales to 70.1% for the three months ended March 31, 2007 as compared to 66.8% for the three months ended March 31, 2006. The increase of approximately three percent (3.3%) in cost of sales is primarily a result of our increased promotional advertising costs of $856,000 in the three months ended March 31, 2007 to $1.6 million from 713,000 in the three months ended March 31, 2006, which are netted against sales. If these advertising costs were not netted in sales, our costs of sales as a percentage of sales, as adjusted, would have been 64.0% for the three months ended March 31, 2007 compared to 63.8% for the three months ended March 31, 2006.

Selling and Administrative Expenses. Selling and administrative expenses were $4.4 million for the three months ended March 31, 2007, an increase of $150,600 or 3.6% as compared with $4.2 million for the three months ended March 31, 2006. As a percentage of sales, net, selling and administrative expenses were 26.6% for the three months ended March 31, 2007 and 32.7% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

                                                  Three months ended           Dollar Increase      Percentage
                                                      March 31,                  (Decrease)           Change
                                           ---------------------------------   ----------------   ---------------
                                                2007              2006          2007 vs 2006       2007 vs 2006
                                           ---------------   ---------------   ----------------   ---------------
Advertising                                $    1,224,041    $      747,426    $       476,615             63.8%
Salaries and employee benefits                  1,099,980           997,727            102,253             10.2%
Commissions                                       340,141           192,428            147,713             76.8%
Consulting and other professional fees            328,628           320,563              8,065              2.5%
Indirect expenses                                 283,494           341,887            (58,393)           (17.1%)
Marketing                                         212,692            21,247            191,445            901.0%
Depreciation & Amortization                       165,147           163,300              1,847              1.1%
Insurance                                         124,374           111,785             12,589             11.3%
Auto, Travel & Entertainment                      114,879           225,728           (110,849)           (49.1%)
Compensation expense for
employee stock options                            111,504            94,799             16,705             17.6%
Research & Development                                148           229,969           (229,821)           (99.9%)
Other                                             371,136           778,800           (407,664)           (52.3%)
                                           ---------------   ---------------   ----------------   ---------------
Total                                      $    4,376,164    $    4,225,659    $       150,505              3.6%
                                           ===============   ===============   ================   ===============

Advertising expense increased approximately $476,600 or 63.8% in the three months ended March 31, 2007 as part of our marketing plan to increase advertising to support our proprietary branded nutraceutical products. We spent $681,200 in media advertisements such as radio, in store commercials, magazines and newspaper ads in the three months ended March 31, 2007 compared to $263,200 the comparable prior period, an increase of $418,000, and increased other trade advertising expenses by $58,600.

We also incurred additional marketing expenses of $191,500 in the three months ended March 31, 2007 on the design and printing of new marketing materials used in the general marketing of our products as compared to the three months ended March 31, 2006.

Salaries and employee benefits increased approximately $102,000 in the three months ended March 31, 2007 or 10.2% as a result of net new employees and general salary increases which was offset in part by the absence of bonuses of approximately $75,000, which were paid in the three months ended March 31, 2006 in our Pharmaceuticals segment.

Commissions increased approximately $147,700 or 76.8%. Commissions as a percentage of sales that commissions are owed was 3.4% of such sales in the three months ended March 31, 2007 compared to 2.5% of such sales in the three months ended March 31, 2006. Our commission payout rates range from three to five percent of qualifying sales. The increase in the payout rate from the three months ended March 31, 2006 to the three months ended March 31, 2007 is a result of an increase in sales qualifying for a five percent commission payment.

Research and Development costs decreased approximately $229,800 in the three months ended March 31, 2007 to $148 from $230,000 in the comparable 2006 period as a result of reaching milestones established in our research agreement with Fraunhofer, which triggered payments of $200,000 in the 2006 period.

Other expense, net. Other expense, net was $179,000 for the three months ended March 31, 2007 as compared to $50,000 for the comparable period a year ago. The increase of $129,000 was primarily attributable to an increase in interest expense of $141,000 due to the increase in the amount of the debt outstanding, offset in part, by an increase in interest and other income of approximately $12,000.

Federal and state income tax, net. Federal and state income tax increased from $30,200 in the three months ended March 31, 2006 to $228,500 in the three months ended March 31, 2007. Our effective tax rate for the three month period ended March 31, 2007 was 65%. The dollar amount increase in our federal and state income taxes are primarily a result of increased state taxes of approximately $95,200 owed in certain states where our subsidiaries file separate tax returns and do not have operating losses from our other subsidiaries to offset their taxable income in such states. Additionally, in the three months ended March 31, 2007, we had deferred federal tax expense of approximately $133,300 with a federal tax benefit in the three months ended March 31, 2006 of $9,000, a federal tax expense difference of $142,300.

Net income. The Company's net income for the three months ended March 31, 2007 was $122,000 as compared to net income of $9,500 for the three months ended March 31, 2006. This increase in net income of approximately $112,500 is primarily the result of an increase in gross profit of approximately $613,000, offset by increases in selling and administrative expenses of $150,600 increases in other expense of approximately $129,000, and an increase in federal and state income taxes of approximately $198,000.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are cash generated from operations. The Company also has a $15.0 million revolving line of credit available through October 31, 2007 with a one-year renewal option available at the lender's option and a $10.0 million five-year term note entered into in April 2007. The Company's principal uses of cash have been to finance working capital, acquisitions, capital expenditures and Preferred Series B Stock dividend payments and the redemption of its Preferred Series B Stock. The Company anticipates these uses will continue to be its principal uses of cash in the future, except that subsequent to October 2006, the Company's use for Preferred Series B Stock dividend payments will not be a significant use as it redeemed 650 shares in October 2006 and the cash dividends on the remaining 25 shares will be less than $1,000 for the remainder of fiscal 2007 and none thereafter as the shares were redeemed for $250,000 in the quarter ending June 30, 2007.

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:


                                                              For the Nine months ended
                                                                      March 31,
                                                        ---------------------------------------
                                                             2007                   2006
                                                        ----------------      -----------------
Net cash (used in) provided by operating acitivites     $    (3,932,342)      $      2,151,086
                                                        ================      =================
Net cash used in investing acitivites                   $    (1,214,946)      $       (604,536)
                                                        ================      =================
Net cash provided by (used in) financing acitivites     $       707,961       $       (236,322)
                                                        ================      =================

Cash and cash equivalents at end of period              $     1,307,509       $      3,737,781
                                                        ================      =================

Days sales in inventory                                              49                     74
                                                        ================      =================
Inventory turnover                                                  7.4                    4.9
                                                        ================      =================

At March 31, 2007, the Company's working capital was $11.1 million, a decrease of $4.0 million over working capital at June 30, 2006 of $15.1 million. Cash and cash equivalents were $1.3 million at March 31, 2007, a decrease of $4.4 million from June 30, 2006. The Company used $3.9 million and provided $2.2 million of net cash from operations for the nine months ended March 31, 2007 and 2006, respectively. The primary reason for the increase in cash used in operating activities of $6.1 million is the increase in cash used in inventories. Our inventory levels increased by $5.7 million in the nine months ended March 31, 2007 based on our increased sales orders for future shipments, including additional raw materials for new products. The Company believes that anticipated sales for next year, current cash balances, its revolving credit facility and its five-year term note should meet its cash needs for operations for the remainder of fiscal 2007 and into fiscal 2008.

The Company utilized $1.2 million and $604,500 of cash in investing activities for the nine months ended March 31, 2007 and 2006, respectively. The Company provided for net cash of $708,000 and utilized $236,300 of cash from financing activities for the nine months ended March 31, 2007 and 2006, respectively. The net cash provided by financing activities of 708,000 was primarily the result of net borrowings of $13.5 million under its revolving credit facility offset, in part by the paydown of notes payable ($4.7 million), early redemption of 650 shares of our Series B Preferred stock ($6.5 million) and a required deposit of $2.0 million, in an interest bearing certificate of deposit, with our lender in connection with our $15.0 million revolving credit facility.

The Company's total annual commitments at March 31, 2007 for long term non-cancelable leases of approximately $1.2 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2007 and 2006 were $656,300 and $167,600, respectively and was primarily attributable to the purchase of machines and equipment in our Nutraceutical segment.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements - refer to footnote 1 of the condensed consolidated financial statements for the nine months ended
March 31, 2007 included in Part I - Item 1.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc.,pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5.0 million. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs filed a notice of appeal of that decision. On April 17, 2007, the Supreme Court, Appellate Division, First Department dismissed Plaintiffs' appeal for failure to perfect. Certain of the Defendants, including the Company, have filed counter-claims against Plaintiffs for breach of a July 2003 agreement with NatEx and to collect on an $1.3 million note, though the Company is doubtful of collection on that note. Paxis plans to defend vigorously the remaining claim and prosecute its claims.

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


                               INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES


Date: May 9, 2007              By: /s/ E. Gerald  Kay
                               ----------------------
                               E. Gerald Kay
                               Chief Executive Officer


Date: May 9, 2007              By: /s/ Dina L. Masi
                               --------------------
                               Dina L. Masi
                               Senior Vice President & Chief Financial Officer