Form 10-K
period 2007-06-30
INTEGRATED BIOPHARMA INC
filed 2007-09-28
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-K

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007	Commission File Number 000-28876

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.002 par value per share	NASDAQ: Global Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes | |	No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes | |	No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|	No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

-----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer | |
Accelerated Filer | |
Non-accelerated Filer | X |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | |	No |X|

Registrant’s revenues for the fiscal year ended June 30, 2007 were $60,160,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on September 21, 2007 was $21,123,872.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 21, 2007
Common Stock, $.002 par value	13,953,747 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

INDEX

Part I		Page

Item 1.	Description of Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities	16
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements	38
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	38
Item 9A.	Controls and Procedures	38
Item 9B.	Other Information	39

Part III

Item 10.	Directors and Executive Officers of the Registrant	40
Item 11.	Executive Compensation	40
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	40
Item 13.	Certain Relationships and Related Transactions	40
Item 14.	Principal Accountant Fees and Services	40

Part IV

Item 15.	Exhibits and Financial Statement Schedules	41

Signatures		31

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (“INB”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by INB; changes in industry capacity; pressure on prices from competition or from purchasers of INB's products; regulatory changes in the Pharmaceutical manufacturing industry and Nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to INB; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in this Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified, by among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. INB cautions investors that any forward-looking statements made by INB are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to INB include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other securities filings by INB and its subsidiaries.

Although INB believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. INB’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and INB does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I

Item 1. Description of Business

General

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “INB”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, Pharmaceutical technical services through its contract research organization; and the biotechnology business that uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company’s customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company’s common stock trades on the NASDAQ Global Market under the symbol “INBP.” The Company continues to do business as Chem International, Inc. with its customers and certain vendors.

The Company has three primary business segments, Nutraceuticals, Pharmaceuticals and Biotechnologies as described below.

Nutraceuticals

The Company’s subsidiary, InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures, through Manhattan Drug, such products for sale under its own private label, “The Vitamin Factory”, primarily through mail order utilizing catalogs and the Internet through a wholly-owned subsidiary, The Vitamin Factory, Inc. and “Scientific Sports Nutrition”, primarily through wholesalers and distributors targeting consumers who are professional, amateur and recreational athletes. The Vitamin Factory’s Internet site also offers for sale the Company’s branded proprietary Nutraceutical product line. The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

AgroLabs, Inc. manufactures and distributes for sales through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Naturally Aloe, Naturally Thai Mangosteen, Acai Extreme and Naturally Co-Q Blue, which are referred to as our branded proprietary Nutraceutical business.

On February 25, 2007, the Company completed the acquisition of various assets related to the Syzmo ™ product lines from BevSpec, Inc. (“BevSpec”). The assets included trademarks, copyrights, artwork, formula for the products, customer lists, inventories, accounts receivable and certain books and records. Syzmo ™ is a USDA organic energy drink and subsequent to our acquisition, became the first organic energy drink to obtain a glycemic index rating (“GI Rating”) from Glycemic Index Limited. We also acquired formulas for USDA organic soda beverages, which will also contain a GI Rating. The Company is currently developing the marketing strategy to launch this additional product line in fiscal year 2008. These products were acquired by our wholly-owned subsidiary, The Organic Beverage Company, formerly Bioscience Technologies, Inc., and are being further developed.

In fiscal year ended June 30, 2005, the Company acquired a 51% interest in Micro Nutrition, Inc. Micro Nutrition, Inc. is a California corporation in the mail order business selling primarily nutritional specialty food items. During the fiscal year ended June 30, 2007, we disposed of our entire interest in Micro Nutrition, Inc.

Pharmaceuticals

On February 1, 2003 and July 22, 2003, the Company acquired an aggregate of 97% of the shares of common stock of Paxis Pharmaceuticals, Inc. (“Paxis”). Paxis manufactures and distributes Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, at its Boulder, Colorado manufacturing facility. The Company acquired 50% of the shares of Paxis from Trade Investment Services, LLC (“TIS”) (an entity controlled equally by the Chief Executive Officer (“CEO”) of the Company, a brother of the CEO, who is also a director of the Company, and a significant shareholder and director of the Company), which funded Paxis’ development. In November 2004, Paxis changed its name to InB:Paxis Pharmaceuticals, Inc. Paxis acquired from Hauser, Inc. (“Hauser”) its cGMP-(current good manufacturing practices) compliant Paclitaxel production facilities, processing equipment, and intellectual assets. Paxis also purchased intellectual property (the “Technology”) from Hauser. On October 8, 2003, the Company acquired the remaining three (3%) percent of Paxis.

In May 2006, Paxis announced the execution of a supply agreement with a European generics manufacturing company with extensive sales, marketing, and distribution channels in the European Community, Eastern Europe, the United Kingdom and the United States. The agreement provides for minimum purchases during the first year of at least $2.4 million of Paxis' Approved Pharmaceutical Ingredients (API) product. Paxis made its first shipment under the supply agreement in August 2006. Due to a delay in the approval of our API product in the European community, additional shipments under the supply agreement have been delayed. Our customer expects to receive approval in the future, upon approval; Paxis will recommence shipping API under this agreement. The Company can give no assurance that Paxis can be operated profitably.

Paxis entered into a joint venture as of July 16, 2003 with Chatham Biotec, Ltd. (“Chatham”), a Canadian company, which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian biomass and the joint venture processes it, using Paxis’ extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis’ requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The Company can give no assurance that the joint venture can be operated successfully.

On September 16, 2004, the Company completed the purchase of substantially all of the assets of Hauser CRO, including substantially all of its laboratories, development and manufacturing facilities and equipment; its intellectual property, including that related to Paclitaxel and other taxanes; goodwill, professional staff and certain of its ongoing contracts. As part of the transaction, the Company also acquired Hauser’s rights under a prior contract to receive royalties and other payments from the Company’s subsidiary, Paxis, for Hauser intellectual property used by Paxis in the manufacture of Paclitaxel. The assets were acquired in a newly formed subsidiary that changed its name to InB:Hauser Pharmaceutical Services, Inc. in November 2004.

Biotechnologies

On February 21, 2003, the Company completed a merger with NuCycle Acquisition Corp. (together with its wholly-owned subsidiary NuCycle Therapy, Inc., “NuCycle”). In the fiscal year ended June 30, 2005, NuCycle changed its name to InB:Biotechnologies, Inc. (“InB:Biotech”). InB:Biotech is focused on the discovery, development and commercialization of proprietary products from plants. The Company is developing its patented plant-based expression technologies for the production of vaccines, antibodies and other therapeutic proteins. InB:Biotech is also using plants as sources of novel, high quality nutritional supplements. InB:Biotech’s patented process for the hydroponic growth of edible plants causes them to accumulate high levels of important nutritional minerals.

In collaboration with Fraunhofer USA Center for Molecular Biotechnology (“CMB”), we are developing the capability to rapidly produce effective, plant-made influenza vaccines. Programs are on-going to create novel subunit vaccines directed against both human and avian strains. Our near-term objective is to complete preclinical evaluation and transition selected vaccine candidates into Phase I clinical trials. Upon completion, we are required to make milestone payments related to achieving certain flu vaccine studies and our ongoing Anthrax study. After completion of Phase I, we agreed to conduct research to enhance, improve and expand the existing intellectual property, and CMB will develop processes, production techniques and methodologies of the existing proprietary technology and intellectual property for commercializing external applications. For this research we have committed to make non-refundable payments of $2.0 million per year for five years, aggregating to $10.0 million, beginning November 2009. We will make royalty payments to CMB based on receipts derived by the Company from sales of products utilizing the proprietary technology for a period of fifteen years.

In turn, CMB shall pay us royalty payments for all receipts, if any, realized by CMB sales, licensing or commercialization of the intellectual property acquired by them for the same fifteen year period. Furthermore, CMB has agreed to expand at a minimum, an addition $2.0 million per year in the same timeframe as us for research and development on the intellectual property.

Currently, we have executed other research agreements with CMB with an aggregate remaining financial commitment, including milestone payments, of $12.5 million as of June 30, 2007.

In May, 2007, we announced our plan to spin-off a majority of our interest in INB:Biotech. We expect this transaction to be during fiscal year 2008.

Offering of Series B Redeemable Convertible Preferred Stock

On April 20, 2004, in connection with its private offering of its Series B Convertible Preferred Stock, par value $0.002 per share (the “Series B”), the Company issued 750 shares of Series B, at a purchase price of $10,000 per share of Series B, and warrants for 375,000 shares of its common stock with an exercise price of $14.00 per share. The Company also issued Additional Investment Rights (the “AIRs”) to the Investors, entitling them over the next 18 months to purchase an aggregate of 375 additional Series B Preferred Shares and Warrants to purchase an additional 187,500 shares of common stock. In October 2005, these AIRs expired unexercised. The Series B were convertible at the option of each Investor into shares of common stock at a conversion price of $10.00 per share, subject to anti-dilution and other customary adjustments.

As of June 30, 2007, 75 shares of Series B were converted into common stock and 675 shares of Series B were redeemed.

Significant Revenues from Major Customers

A significant portion of our net sales are concentrated among three customers, Herbalife International of America, Inc., Costco Wholesale, Inc. and Sam’s Club. For the years ended June 30, 2007 and 2006, these customers represented approximately 74% and 86% of total net sales, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Raw Materials

The principal raw materials used in the manufacturing process in the Company’s Nutraceutical segment are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, gelatin capsules, coating materials, organic and natural fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The gelatin capsules, coating materials and packaging materials are similarly widely available. The principal raw materials used in the Company’s Pharmaceutical segment are made up of a variety of materials used to develop and manufacture Paclitaxel. The Company entered into a joint venture agreement with a raw material supplier for its Paxis subsidiary. The Company generally purchases its raw materials, on a purchase order basis, without long-term commitments.

Our principal suppliers in the Nutraceutical Segment are JD Moody Marketing Services, Inc., Triarco Industries, Inc., and DSM Nutritional Products, Inc. In connection with our Pharmaceutical Segment, botanical materials derived from the Canadian yew tree, or Taxus canadensis, are used to produce Paclitaxel. Canadian yew trees are in limited supply. Paxis has entered into a joint venture with Chatham Biotec, Ltd. to produce extract and intermediate precursor Paclitaxel from Canadian yew trees. We can give no assurance that the joint venture will be successful in producing such Paclitaxel extracts or intermediates, or that we can locate alternate sources of yew trees.

Development and Supply Agreement

On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. (“Herbalife”) whereby the Company develops, manufactures and supplies certain nutritional products to Herbalife, which agreement was renewed through December 31, 2009. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife. The Company and Herbalife are currently negotiating an amendment to this agreement.

Seasonality

The Company’s results of operations in its Pharmaceuticals and Biotechnologies segments are not significantly affected by seasonal factors. The Nutraceutical business segment tends to be seasonal. The Company has found that in its first fiscal quarter ending in September, orders for its branded proprietary Nutraceutical products slow (absent the addition of new customers with a significant first time order), as buyers in their markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in the Company’s second fiscal quarter, ending in December, orders for its products increase as the demand for the Company’s branded Nutraceutical products seems to increase in late December to earlier January as consumers become health conscious as they enter the new year.

The Company believes that there are other non-seasonal factors that also may also influence the variability of quarterly results including, but not limited to, general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. In addition, our recent growth has caused additional variability in our quarterly results. Accordingly, a comparison of the Company’s results of operations from consecutive periods is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future periods.

Variability of Quarterly Results and Impact of Advertising

In connection with our program to expand the Nutraceutical business, advertising and promotional expenses, including those classified as a reduction in sales, were $6.7 million or 11.6% of net sales, in the fiscal year ended June 30, 2006 and were $9.7 or 16.2% of net sales, in the fiscal year ended June 30, 2007. As the Company continues this program it may continue to incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before resulting increases, if any, in revenues occur, the program may increase variability of our quarterly results. Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

Intellectual Property

We have established an intellectual property position in three primary areas of plant-related technology: i) the production of proteins in a variety of plant-based expression systems utilizing a range of different vectors and approaches, with an emphasis on transient or sustained gene expression using viral vectors in connection with human applications; ii) the production of proteins in a variety of plant-based expression systems utilizing a range of different vectors and approaches, with an emphasis on transient or sustained gene expression using viral vectors in connection with veterinarian applications; and iii) Nutritional formulations based on plant-derived minerals and methods for producing the formulations.

In the area of protein production in plants, the Company has twelve (12) utility patent applications and nine (9) provisional applications pending before the U.S. Patent and Trademark Office currently pending. In addition, the Company has one (1) issued patent directed to Virus-Induced Gene Silencing in Plants. The technology is expected to be of use in improving levels of protein expression using viral vectors in plants. The patents cover a range of technology platforms including transient expression of genes in plants using viral vectors and vector systems, trans-activation of gene expression in plants, production of pharmaceutically active proteins in sprouted seedlings with a focus on viral vectors, clonal plant tissues and cultures developed utilizing viral vectors, methods to facilitate purification of proteins expressed in plants, and improved plant transformation systems. In the past year we have filed patent applications describing (1) optimization of plant growth conditions (including optimization of the physical and environmental conditions in which plants are grown for protein production) and (2) plant expression system utilizing a “launch vector,” which combines the advantageous features of standard agrobacterial binary plasmids and plant viral vectors. Specific areas covered include production of vaccine antigens and multi-subunit proteins such as antibodies. The Company also has nineteen (19) foreign patent applications pending corresponding to many of these patent applications.

In the area of nutritional formulations, the Company has thirteen (13) issued U.S. patents (and four (4) foreign patents and five (5) pending patent applications) relating to methods for accumulating metals in plants. Two (2) out of the thirteen (13) patents relates to nutritional supplements containing methylselenocysteine. The Company also has one pending utility application relating to nutritional supplements containing methylselenocysteine.

Government Regulations

The manufacturing, processing, formulation, packaging, labeling and advertising of our products are subject to regulation by a number of federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the United States Postal Service, the Consumer Product Safety Commission and the United States Department of Agriculture. Our activities are also regulated by various state and local agencies in which our products are sold. The FDA is primarily responsible for the regulation of the manufacturing, labeling and sale of our products. The operation of our vitamin manufacturing facility is subject to regulation by the FDA as a food manufacturing facility. The United States Postal Service and the FTC regulate advertising claims with respect to the Company’s products. In addition, we manufacture and market certain of our products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. (“USP”) and other voluntary standard organizations.

In May 2007, we obtained from Quality Assurance International, certification of our records and facilities for the Syzmo™ beverage are in accordance with The Organic Foods Production Act of 1990 and 7 CFR Part 205 and with general guidelines established by the USDA’s National Organic Program.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was enacted on October 25, 1994. The Dietary Supplement Act amends the Federal Food, Drug and Cosmetic Act (“FFD&CA”) by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, and by providing a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. Dietary supplements are regulated as foods under the DSHEA and FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status. It requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require pre-market submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance the FDA will accept the evidence of safety for any new dietary ingredient we may decide to use. The FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing.

DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997. The Dietary Supplement Act permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well being from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. The FDA requires the Company to notify the agency of such statements. There can be no assurance that the FDA will not consider particular labeling statements used by us to be drug claims rather than acceptable statements of nutritional support, necessitating approval of a costly new drug application, or re-labeling to delete such statements. It is also possible that the FDA could allege false statements were submitted to it if structure/function claim notifications were either non-existent or so lacking in scientific support as to be plainly false.

In addition, the DSHEA authorizes the FDA to promulgate Current Good Manufacturing Practices (“cGMP”) specific to the manufacture of dietary supplements, to be modeled after food cGMP. The Company currently manufactures its dietary supplement products pursuant to food cGMP.

Dietary supplements are also subject to the Nutrition, Labeling and Education Act (“NLEA”), which regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in a product. NLEA prohibits the use of any health claim for dietary supplements unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA.

In certain markets, including the United States, claims made with respect to dietary supplements may change the regulatory status of our products. For example, in the United States, the FDA could possibly take the position that claims made for some of our products make those products new drugs requiring pre-approval by the FDA. The FDA could also place those products within the scope of its over-the-counter (“OTC”) drug regulations and require it to comply with a published FDA OTC monograph. OTC monographs dictate permissible ingredients, appropriate labeling language and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. We do not, at present, sell OTC drug products. If the FDA were to assert that our product claims cause them to be considered new drugs or fall within the scope of OTC regulations, we would be required to either, file a new drug application, comply with the applicable monographs, or change the claims made in connection with those products.

The FTC regulates the marketing practices and advertising of all our products. In recent years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under Section 45 of the Fair Trade Commission Act and a false advertisement actionable under Section 52 of that Act. A false advertisement is one that is “misleading in a material respect.” In determining whether an advertisement or labeling information is misleading in a material respect, the FTC determines not only whether overt representations and implied representations are false but also whether the advertisement fails to reveal material facts. Under the FTC’s standard, any health benefit representation made in advertising must be backed by “competent and reliable scientific evidence” by which the FTC means:

tests, analyses, research studies, or other evidence based upon the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted by the profession to yield accurate and reliable results.

The FTC has increased its review of the use of the type of testimonials that may be used to market our products. The FTC requires competent and reliable evidence substantiating claims and testimonials at the time that such claims of health benefit are first made. The failure to have this evidence when product claims are first made violates the Federal Trade Commission Act. Although the FTC has never threatened an enforcement action against the Company for the advertising of its products, there can be no assurance that the FTC will not question the advertising for our products in the future.

We believe we are currently in compliance with all applicable government regulations. We cannot predict what new legislation or regulations governing our operations will be enacted by legislative bodies or promulgated by agencies that regulate its activities. We recognize our industry has come under increased scrutiny, principally due to the FDA’s investigation of the use of ephedrine alkaloids (ephedra). The FDA is expected to increase its enforcement activity against dietary supplements that the Agency considers violative of FFD&CA. In particular, the FDA is increasing its enforcement of DSHEA provisions. Those activities will be enhanced by the appropriation for increased FDA budgets for dietary supplement regulation enforcement.

We believe we may become subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities. We also believe the laws or regulations which are considered favorable may be repealed, or more stringent interpretations of current laws or regulations may be implemented. Any or all of such requirements could be a burden to us. Future regulations could require us to:

•	change the way it conducts business;

•	use expanded or different labeling;

•	recall, reformulate or discontinue certain products;

•	keep additional records;

•	increase the available documentation of the properties of its products; and/or

•	increase the scientific proof of product ingredients, safety, and/or usefulness.

Competition

The business of manufacturing, distributing and marketing vitamins and nutritional supplements is highly competitive. Many of our competitors are substantially larger and have greater financial resources with which to manufacture and market their products. In particular, the retail segment is highly competitive. Many direct marketers not only focus on selling their own branded products, but offer national brands at discounts as well. Many competitors have established brand names recognizable to consumers. In addition, major Pharmaceutical companies offer nationally advertised multivitamin products.

Many of our competitors in the retailing segment have the financial resources to advertise freely, to promote sales and to produce sophisticated catalogs. In many cases, such competitors are able to offer price incentives for retail purchasers and offer participation in frequent buyers programs. Some retail competitors also manufacture their own products whereby they have the ability and financial incentive to sell their own product.

We intend to compete by stressing the quality of our manufacturing product, providing prompt service, competitive pricing of products in our marketing segment and by focusing on niche products in the international retail markets. We have also increased our advertising spending dollars to continue to promote our proprietary branded Nutraceutical product line and have expanded our advertising medias to include radio and print. In our Pharmaceutical segment we have hired staff with the responsibility to increase our sales and marketing efforts in the contract services and manufacturing sectors and increased our exposure to the Pharmaceutical community by attending targeted trade shows and training the staff to submit proposals and follow-up with their business contacts.

Research and Development Activities

We currently conduct research and development activities at our manufacturing facility, our wholly-owned contract research organization and through arrangements with third party research facilities. Our research and development activities are primarily involved in the research, development and commercialization of Nutraceuticals, and naturally derived substances with nutritional, pharmacological or biotech properties. In the fiscal years ended June 30, 2007, 2006, and 2005, the Company expended $0.7 million, $0.4 million and $0.4 million, respectively, on research and development activities.

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws.

During the fiscal year ended June 30, 2003, we engaged an environmental consultant to assist in obtaining a no further action letter from the New Jersey Department of Environmental Protection ("NJDEP") with respect to its facility located at 201 Route 22, Hillside, New Jersey. The facility is used to blend vitamins and nutritional supplements for human consumption. The site contained two underground heating oil tanks ("USTs") which were abandoned and closed prior to 1986. The consultant investigated the site and on February 4, 2004 filed a Preliminary Assessment/Site Investigation (PA/ST) Report. On July 29, 2004, the State of New Jersey’s Department of Environmental Protection made the determination that no further action is necessary for the remediation of the site, and issued a NFA/CNS letter.

While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.

Employees

As of September 7, 2007, we had approximately 167 full time employees of whom 55 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement, which expires August 31, 2010. Approximately 51 employees are administrative and professional personnel, 37 are laboratory personnel and 78 employees are production and shipping personnel. Among the professional personnel, 1 employee is engaged in research and development. We consider our relations with our employees to be good.

In January 2007, we entered into an agreement with a Professional Employer Organization (“PEO”) which established a three-way relationship between our non union employees, the PEO and us. We and the PEO are co-employers of our non-union employees. The PEO has taken responsibility for our Human Resources administration and compliance while we continue to exercise control over our business while accessing quality employee benefits.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public via the Internet at the SEC's website located at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330.

Our website is located at www.ibiopharma.com. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Integrated BioPharma, Inc.
225 Long Avenue
Hillside, New Jersey 07205
Tel: 888-319-6962
Attn: Investor Relations

Item 1A. Risk Factors

Factors that May Affect the Future Results of our Business

Our revenue would decline significantly if we lose one or more of our most significant customers, which could have a significant adverse impact on us.

A significant portion of our revenues are concentrated among three customers, Herbalife International of America, Inc., Costco Wholesale, Inc. and Sam’s Club. For the years ended June 30, 2007, 2006 and 2005, these customers represented approximately 74%, 86% and 80% of total revenue, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Although our common stock is quoted on the NASDAQ Global Market, there can be no assurance that we will, in the future, be able to meet all the requirements for continued quotation on that exchange. In the absence of an active trading market or if our common stock cannot be traded on the NASDAQ Global Market, our common stock could instead be traded on the OTC Bulletin Board or in the Pink Sheets. In such event, the liquidity and stock price in the secondary market may be adversely affected. In addition, in the event our common stock was de-listed; broker-dealers have certain regulatory burdens imposed upon them which may discourage them from effecting transactions in our common stock and hence, could further limit the liquidity of our common stock.

We may not receive approval for our pending patent applications for nutritional supplements, which could enable our competitors to use similar methods and processes.

We are the registered owner of thirteen (13) issued U.S. patents and four (4) foreign patents directed to methods for accumulating metals in plant seedlings and nutritional formulations produced using the plant seedlings, or has rights to these patents in the field of nutritional supplements and one (1) issued patent directed to Virus-Induced Gene Slicing in Plants. In the area of protein production in plants, we also have twelve (12) patent utility applications and nine (9) provisional applications pending before the U.S. Patent and Trademark Office and nineteen (19) foreign applications currently pending. We can give no assurance that we will be granted such patents. To the extent we are not granted such patents, our competitors could more easily produce plant-based proteins similar to ours.

Our product candidates are at an early stage of development, and if we are not able to successfully develop and commercialize them, we may not generate sufficient revenues to continue our Biotechnology business segment.

We currently have eight (8) internal product candidates as part of our AIPwLV™ technology platform, each of which is in an early stage of development. Our business depends primarily on our ability to successfully complete clinical trials, obtain required regulatory approvals and successfully commercialize our product candidates. If the studies described above or any further studies fail, if we do not obtain required regulatory approvals, or if we fail to commercialize any of our product candidates, we may be unable to generate sufficient revenues to attain profitability or continue our business operations and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decline

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have entered into several agreements and arrangements described in our previous SEC public filings and to be fully described in our proxy statement for our 2007 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C., the merger with NuCycle Acquisition Corp., and the acquisition of the Paxis business from Trade Investment Services, LLC, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our Executive Officers and Directors beneficially own approximately 64% of our outstanding shares. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

The principal raw materials used in the manufacturing process in the company’s Nutraceutical segment are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, gelatin capsules, coating materials, fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The gelatin capsules, coating materials and packaging materials are similarly widely available. The principal raw materials used in our Pharmaceutical segment are made up of a variety of materials used to develop and manufacture Paclitaxel. We entered into a joint venture agreement with a raw material supplier for our Paxis subsidiary. We generally purchase our raw materials, on a purchase order basis, without long-term commitments.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On January 10, 1997, the Company entered into a lease agreement for approximately 75,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey. The facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company’s Chairman of the Board, and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease expires May 31, 2015 and provides for a base annual rental of $0.3 million plus increases in real estate taxes and building expenses. At its option, the Company has the right to renew the lease for an additional five-year period.

The Company owns a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for Manhattan Drug’s tablet manufacturing operations.

Paxis presently leases a manufacturing facility in Boulder, Colorado. The facility is comprised of 22,483 square feet located at 5555 Airport Blvd., Suite 200, Boulder, Colorado 80301. The lease expires in March 2012.

InB:Hauser Pharmaceutical Services, Inc. leases two office facilities aggregating approximately 22,800 square feet used for both scientific laboratories and general office space. The office facilities are located at 6880 North Broadway Units A-L, Denver, Colorado 80221 and 6820 North Broadway Units R-S, Denver Colorado 80221. Both office facilities are leased through December 31, 2012.

On May 16, 2007, AgroLabs, Inc. entered into a five-year lease agreement for approximately 39,000 square feet of warehouse space in Coppell, Texas. We moved to this facility in the quarter ended June 30, 2007. The facility is used for the storage and distribution of inventory for its liquid Nutraceutical products, with approximately 4,500 square feet used for office space. This replaced the lease that expired for the warehouse space in Grapevine, Texas during the fiscal year. In addition, in September 2006, the Company leased 22,000 square feet of additional warehouse space in a second location in Coppell, Texas which expires in August 2009.

In October 2005, the Company sub-leased 466 square feet of office space in Dover, Delaware, which expired on September 30, 2006. The lease has converted to a month-to-month lease and the space is used for the Company’s InB:Biotechnologies, Inc. offices.

Item 3. Legal Proceedings

NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5.0 million. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs filed a notice of appeal of that decision. On April 17, 2007, the Supreme Court, Appellate Division, First Department dismissed Plaintiffs' appeal for failure to perfect. Certain of the Defendants, including the Company, have filed counter-claims against Plaintiffs for breach of a July 2003 agreement with NatEx and to collect on a $1.3 million note. By order dated June 7, 2007, the Court granted summary judgment in favor Paxis on Plaintiff's remaining claims, and granted summary judgment in favor of Defendants on their counterclaims against Plaintiffs. The Court ordered judgment to be entered in favor of the Company and against NatEx Georgia LLC in the amount of $1.3 million, plus interest. At a hearing on August 15, 2007, the Court granted Defendants' application to recover attorneys' fees from NatEx Georgia LLC and Vasili Patarkalishvili in the amount of $0.3 million. We believe, however, that NatEx Georgia LLC is insolvent, and further believe that we most likely will not be able to recover any of the judgment against Mr. Patarkalishvili.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

On February 6, 2007 the Company’s common stock commenced trading on the NASDAQ Global Market under the symbol “INBP”. The Company’s common stock ceased trading on the American Stock Exchange under the symbol INB on February 5, 2005.

Set forth below are the high and low closing prices of the Common Stock as reported on the American Stock Exchange and NASDAQ Global Market, accordingly:

Holders

As of June 30, 2007, there were approximately 1,200 holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid a dividend with respect to its common stock during the fiscal years ended June 30, 2007, 2006 or June 30, 2005 nor does the Company anticipate paying dividends in the foreseeable future.

The Company has paid dividends of $0.4 million, $0.5million and $0.5 million with respect to its Series B Redeemable Convertible Preferred Stock during the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

The following table provides information as of June 30, 2007 about the Company's equity compensation plans :

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the five years in period ended June 30, 2007. The selected financial data was derived from the consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations” and “Liquidity and Capital Resources” and the consolidated financial statements and notes thereto.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements.

During the fiscal year ended June 30, 2006, the Company changed its reporting segments to Nutraceuticals, Pharmaceuticals and Biotechnologies from Nutraceutical, Pharmaceutical and Technical Services. The Company currently manages its business in these segments. The prior year reported data as been reclassified to conform to the current year presentation.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; technical services through its contract research organization, and the biotechnology business, which uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company’s customers are located primarily throughout the United States.

For the fiscal year ended June 30, 2007, our net sales increased $2.3 million or 4.0% to $60.1 million from $57.8 million for the fiscal year ended June 30, 2006. The fourth quarter net sales for the current fiscal year as compared to the fourth quarter of the prior fiscal year decreased approximately $7.4 million or 42.7%. The decreased sales was primarily due to the Nutraceutical segment’s net sales which decreased approximately $8.4, offset by net sales growth in the Pharmaceutical segment of $0.8 million and in the Biotechnology segment of $0.2 million for the fourth quarter ended June 30, 2007 as compared to the fourth quarter ended June 30, 2006. In May 2007, we updated our net sales forecast downward for the fiscal year ended 2007, as major chain retailers announced decreases in consumer spending due to the widespread severe weather conditions and a spike in gasoline prices. This resulted in a decrease in the rate of requested shipments from our major Nutraceutical customers in the remainder of the fourth quarter for the fiscal year ended 2007. Additionally, we expanded our branded Nutraceutical product lines being offered in our club store distribution channel from an average of three products to four, while our new products were selling through to the consumers, they were not selling through at the same levels of our other three products and our net sales for our existing products were offset by sales returns and allowances of these new products. In addition to lower net sales in the quarter, we also recorded approximately $1.0 million of inventory valuation adjustments on certain new products in our Naturally branded product lines. We remain optimistic about the long-term performance of our Nutraceutical segment and we expect to continue to support our product lines with the necessary promotional advertising to enhance sales in the fiscal year 2008 and beyond.

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•	sales returns and allowances;

trade marketing and merchandising;

•	allowance for doubtful accounts;

•	inventory valuation;

•	valuation and recoverability of long-lived and intangible assets and goodwill, including the values assigned to acquired intangible assets;

•	income taxes and valuation allowances on deferred income taxes; and

•	accruals for, and the probability of, the outcome of current litigation.

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

The Company’s return policy is to only accept returns for defective products. If defective products are returned, it is the Company’s agreement with its customers that the Company cure the defect and reship the product. The policy is that when the product is shipped we make an estimate of any potential returns or allowances.

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of June 30, 2007, the allowance for doubtful accounts was $0.1 million. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $0.1 million of income or expense.

Trade Marketing and Merchandising. In order to support the Company’s propriety Nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. As the Company’s total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 16 percent of 2007 net sales, the likelihood exists of materially different reported results if factors such as the level and success of the promotional programs or other conditions differ from expectations.

Inventory Valuation

Inventories are stated at the lower of cost or market (“LCM”), which reflects management’s estimates of net realizable value. The inventory amounts are composed primarily of inventory items in both the Nutraceutical and Pharmaceutical segments of business. As a result of our Nutraceutical inventory being manufactured primarily on a purchase order basis, the quantity of both raw materials and finished goods inventory provides for minimal risk for potential overstock or obsolescence. Our Pharmaceutical inventory is valued at market values, which is lower than our cost basis.

Mail order inventory is expiration date sensitive. The Company reviews this inventory and considers sales levels (by SKU), term to expiration date, potential for retesting to extend expiration date and evaluates potential for obsolescence or overstock.

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. If our estimates used to value inventory were off by one percent of the total inventory balance, the impact would be an additional $0.2 million of income or expense.

Long Lived Assets

Purchased intangibles consisting of patents and unpatented technological expertise, intellectual property, license fees and trade names purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives.

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Goodwill and Other Intangible Assets

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized against earnings, but instead tested for impairment at least annually based on a fair-value approach as described in SFAS 142.

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

Deferred Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”). SFAS 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns. In the fiscal year ended June 30, 2007, the Company recognized an income tax benefit, net of approximately $0.5 million. The income tax benefit was primarily the result of the increase in the Company’s federal deferred tax assets of $1.5 million off-set by the increase in the valuation reserve of $0.5 million on the deferred tax assets and the current fiscal year federal, state and local provisions of $0.5 million. In the fourth quarter ended June 30, 2006, the Company, based on then current factors relating to its business environment, had reasonable belief that it would have future federal taxable income which would allow the Company to realize its deferred tax assets in the future and consequently, it released the portion of its valuation allowance relating to those assets. The Company continues to reasonable believe that it will have future federal taxable income to realize its deferred tax assets.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

General

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 101. The Company recognizes product sales revenue, the prices of which are fixed and determinable, when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, charge-backs and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these items are presented in the consolidated financial statements as reductions to sales. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, charge-backs and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company’s products, as well as gross margins of acquired entities.

Operating results in all periods presented reflect the impact of acquisitions. The timing of those acquisitions and the changing mix of businesses as acquired companies are integrated into the Company may affect the comparability of results from one period to another.

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us as of the beginning of our fiscal year ending June 30, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Currently, we do not expect FIN 48 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issue SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We do not expect SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for the Company with respect to new arrangements entered into beginning July 1, 2008. We do not expect EITF Issue No. 07-3 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Results of Operations (in thousands, expect share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

Year ended June 30, 2007 Compared to the Year ended June 30, 2006

Sales, net. Net Sales for the fiscal year ended June 30, 2007 and 2006 were $60.1 million and $57.8 million, respectively, an increase of $2.3 million or 4.0%. The increase is comprised of the following:

For the fiscal year ended June 30, 2007, approximately 74% of total net sales were derived from three customers as compared 86% of total net sales for the fiscal year ended June 30, 2006. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our propriety branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market.

Our net sales decreased in our Nutraceutical segment by $1.8 million or 3.2% from $55.6 million in the fiscal year ended June 30, 2006 to $53.8 million in the fiscal year ended June 30, 2007. Our net sales increased in our non-branded Nutraceutical products by approximately $2.7 million or 13.8% to $22.3 million in the fiscal year ended June 30, 2007 from $19.6 million in the fiscal year ended June 30, 2006. This increase is primarily the result of increased sales in our contract manufacturing business and is offset by a decrease of $4.5 million in the net sales of our branded proprietary Nutraceutical products. Net sales of our branded Nutraceutical products decreased from $36.1 million in the fiscal year ended June 30, 2006 to $31.5 million in the fiscal year ended June 30, 2007, a decrease of approximately $4.6 million or 12.8%. During the fourth quarter of the fiscal year ended June 30, 2007, our major customers of the branded Nutraceutical products reported lowers consumer spending due to severe weather conditions and a spike in gasoline prices. This resulted in a decrease in our of requested shipments from our major Nutraceutical customers in the fourth quarter for the fiscal year ended 2007. In addition to the decreased requested shipments, we increased in our advertising through participation in strategic product placement programs, offering manufacturing coupons at point of sale and with adding additional products sold under our branded proprietary Nutraceutical product line. We spent $5.4 million on this type of advertising in the fiscal year ended June 30, 2007 as compared to approximately $3.3 million for the comparable 2006 period. These trade promotional and marketing costs were recorded as a reduction to net sales. The increase was primarily spent on promoting several new products, as well as our existing products, to increase our brand awareness. We also expanded our presence in the retail chains from representing approximately 4% of sales to representing approximately 10%, increasing the number of our non-club customers from about 20 in our fiscal year ended June 30, 2006 to about 40 in our fiscal year ended June 30, 2007.

The increase in net sales in our Pharmaceutical business segment from $2.2 million in the fiscal year ended June 30, 2006 to $5.4 million in the fiscal year ended June 30, 2007, an increase of $3.2 million or 144.8%. This increase is primarily due to increased sales of approximately $0.4 million of our Approved Pharmaceutical Ingredients (API) in the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006. Additionally, our Contract Research Organization (CRO) business had increased sales of approximately $2.4 million in the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006. These increased sales are a result of the Segment implementing its sales and marketing strategy that it adopted in the fiscal year ended June 30, 2006.

For the fiscal year ended June 30, 2007, our Pharmaceutical business segment produced an operating loss of approximately $3.5 million, an improvement from the fiscal year ended June 30, 2006 operating loss of $4.7 million. The decrease of the operating loss of $1.2 million is primarily increased gross profits of $1.0 million in our CRO business.

Our Biotechnologies segment did not significantly contribute to our gross profits in the fiscal years June 30, 2007 and 2006.

Cost of sales. Cost of sales increased to $42.7 million for the fiscal year ended June 30, 2007, as compared to $36.0 million for the fiscal year ended June 30, 2006. Cost of sales increased as a percentage of sales to 71.0% for the fiscal year ended June 30, 2007 as compared to 62.2% for the fiscal year ended June 30, 2006. Of the increase of 8.8% in cost of sales, approximately 2.5% was due to the inventory valuation adjustments on certain products in our Naturally branded product lines, approximately 3.1% is attributed to the Pharmaceutical business segment increase in their product’s net sales and approximately 3.2% is due to a change in the Nutraceutical business segment’s product mix from fiscal year 2006 to 2007.

Selling and Administrative Expenses. Selling and administrative expenses were $19.3 million for the fiscal year ended June 30, 2007, an increase of $2.6 million or 15.8% as compared with $16.7 million for the fiscal year ended June 30, 2006. As a percentage of sales, net, selling and administrative expenses were 32.2% for the fiscal year ended June 30, 2007 and 28.9% for the prior comparable period. A tabular presentation of the changes in selling and administrative expenses is as follows:

Advertising expense represented approximately 6.8% of net sales in the fiscal year ended June 30, 2007 or $4.1 million, compared to 5.9% of net sales for the fiscal year ended June 30, 2006 or $3.4 million, an increase of $0.7 million or 20.6%. As part of our marketing plan to increase advertising to support our proprietary branded Nutraceutical products and the expansion of our customer base for such products in the 2007 period. We spent $2.0 million in media advertisements such as radio, in store commercials, magazines and newspaper ads in the fiscal year ended June 30, 2007 compared to $1.4 million in the comparable prior period, an increase of $0.6 million, and increased other trade advertising expenses by $0.1 million.

We also incurred additional marketing expense of approximately $0.5 million in the fiscal year ended June 30, 2007 on the design and printing of new marketing materials used in the general marketing of our products as compared to the fiscal year ended June 30, 2006.

Salaries and employee benefits increased by approximately $0.8 million or 22.9%. The increase is mainly attributed to salaries aggregating approximately $0.5 million, which is primarilydue to the addition of one officer added to the payroll. The remaining increase is due to increased health care benefits provided to our employees of approximately $0.2 million, and increase employer 401(k) match contributions of approximately $0.1 million due to tenured employees achieving maximum vesting contributions.

Insurance costs decreased to approximately $0.6 million in the fiscal year ended June 30, 2007 from approximately $0.9 million in the fiscal year ended June 30, 2006, or approximately $0.3 million. The insurance cost reductions is due to reduced product liability insurance premiums.

Commission expense increased in both absolute dollars and as a percentage of net sales. For the fiscal year ended June 30, 2007, commissions represented 1.6% of net sales compared to 1.4% for the fiscal year ended June 30, 2006, the increase as a percentage of net sales of 0.2% is primarily due to a change in the mix of commissionable sales to club and non-club customers.

Depreciation and amortization increased to $0.8 million in the fiscal year ended June 30, 2007 from approximately $0.6 million in the fiscal year ended June 30, 2006, or approximately $0.2 million. The primary increase is attributable to the addition of approximately $3.0 million of additions to intangible assets during the fiscal year, specifically related to the amendment of the Fraunhofer USA technology agreement, and to the acquisition of The Organic Beverage Company (TOBC). The increase in depreciation is due to the addition of approximately $1.1 million of capital expenditures in the current year.

Our research and development costs increased by approximately $0.3 million from the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2007 primarily as a result of reaching several milestones in our flu vaccine studies, which triggered additional research and development payments of approximately $0.3 million in the fiscal year ended June 30, 2007.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, the Company recognized $0.4 million in compensation expense for employee stock options in each the fiscal years ended June 30, 2007 and 2006.

Other income (expense). Other income (expense) was a net expense of $0.6 million for the fiscal year ended June 30, 2007 as compared to a net expense of $0.2 million for the comparable period a year ago. The increase of approximately $0.4 million was attributable to an increase in interest expense of $0.5 million due to the ongoing increase in the LIBOR rate, off-set by a net increase in consulting fee income and investment income of $0.1 million resulting from a decrease in the time spent on consulting for an unrelated third party and an increase in invested cash balances.

Income tax (benefit). In the fiscal year ended June 30, 2007, the Company recognized an income tax benefit of $0.5 million compared to approximately $3.4 million of income tax benefit in the fiscal year ended June 30, 2006. In the fiscal year ended June 30, 2007, the income tax benefit was primarily the result of the increase in the Company’s federal deferred tax assets of $1.5 million, primarily due to increased carryforward net operating losses, off-set by the increase in the valuation reserve of $0.5 million on the state net operating deferred tax assets and the current fiscal year federal, state and local provisions of $0.5 million. In the fourth quarter ended June 30, 2006, the Company, based on then current factors relating to its business environment, had reasonable belief that it would have future federal taxable income which would allow the Company to realize its deferred tax assets in the future and consequently, it released the portion of its valuation allowance relating to those assets. The Company continues to reasonable believe that it will have future federal taxable income to realize its deferred tax assets.

Year ended June 30, 2006 Compared to the Year ended June 30, 2005

Sales, net. Net Sales for the fiscal year ended June 30, 2006 and 2005 were $57.8 million and $32.7 million, respectively, an increase of $25.1 or 76.6%. The increase is comprised of the following:

Our increase in net sales is primarily attributable to the increase in sales in our branded proprietary Nutraceutical products. Net sales of such products increased from $14.3 million in the fiscal year ended June 30, 2005 to $36.2 million in the fiscal year ended June 30, 2006, an increase of approximately $21.9 million or 153.1%. We were able to achieve this increase in sales by increasing our advertising through participation in strategic product placement programs, offering manufacturing coupons at point of sale and with adding additional products sold under our branded proprietary Nutraceutical product line. We spent $3.3 million on this type of advertising in the fiscal year ended June 30, 2006 as compared to approximately $1.1 million for the comparable 2005 period. These trade promotional and marketing costs were recorded as a reduction to net sales. Net sales in our other Nutraceutical business lines increased to $19.3 million in the fiscal year ended June 30, 2006 from $17.3 million in the fiscal year ended June 30, 2005, an increase of approximately $2.0 million or 11.6%. This increase is primarily the result of increased sales in our contract manufacturing business.

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

Our gross profit of $21.8 million for the fiscal year ended June 30, 2006 was $19.8 million higher than gross profit for the fiscal year ended June 30, 2005 of $2.0 million. Our Nutraceutical segment’s gross profit increased from 25.1% in the fiscal year ended June 30, 2005 to 40.8% in our fiscal year ended June 30, 2006 as our product mix shifted. Our branded propriety Nutraceutical products, which tend to contribute a higher gross profit than our contract manufacturing business, represented 44.3% of our sales in the fiscal year ended June 30, 2005, increased to 62.6% of our sales in the fiscal year ended June 30, 2006.

For the fiscal year ended June 30, 2006, our Pharmaceutical business segment produced an operating loss of approximately $4.7 million, a significant improvement from the fiscal year ended June 30, 2005 operating loss of $10.2 million. The operating loss in our fiscal year ended June 30, 2005 included an impairment charge of $2.5 million taken on the fixed assets of our Paxis subsidiary with no comparable charge in the fiscal year ended June 30, 2006. The remaining decrease of $2.6 million is comprised of cost reductions in the Paxis subsidiary of $1.4 million and increased gross profits of $1.2 million in our Hauser subsidiary.

Our Biotechnologies segment did not significantly contribute to our gross profits in the fiscal years June 30, 2006 and 2005.

For the fiscal years ended June 30, 2006, approximately 86% of revenues were derived from three customers as compared to two customers representing 76% of revenues for the fiscal year ended June 30, 2005. The loss of any of these customers would have an adverse affect on the Company’s operations.

Cost of sales. Cost of sales increased to $36.0 million for the fiscal year ended June 30, 2006, as compared to $30.7 million for the fiscal year ended June 30, 2005. Cost of sales decreased as a percentage of sales to 62% for the fiscal year ended June 30, 2006 as compared to 94% for the fiscal year ended June 30, 2005. The decrease of 32% in cost of sales was due to the increase in sales of the Company’s branded proprietary Nutraceutical products, which cost less than our other product lines in our Nutraceutical business segment. For the fiscal year ended June 30, 2006, 9% of the cost of sales or $3.2 million was attributable to sales of approximately $2.4 million in our Pharmaceutical business segment; excluding this segment, our cost of sales would have been 59%. For the fiscal year ended June 30, 2005, cost of sales would have been 75%, excluding $7.1 million of cost of sales attributable to the Pharmaceutical business segment on sales of approximately $1.2 million or approximately 4% of total sales for that period.

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

Advertising expense represented approximately 5.9% of net sales in the fiscal year ended June 30, 2006 or $3.4 million, compared to 2.6% of net sales for the fiscal year ended June 30, 2005 or $0.8 million, an increase of $2.6 million or 304.4%. Advertising expense increased as a result of additional products in our branded proprietary Nutraceutical business and the expansion of our customer base for such products in the 2006 period. We also introduced new medias of advertisement in the fiscal year ended June 30, 2006, such as radio, with no comparable expenditure in the fiscal year ended June 30, 2005.

Salaries increased by approximately $0.2 million or 8.8%, primarily as the result of increased salaries aggregating approximately $0.3 million with the addition of two corporate officers added to the payroll; and salary increases, incentive bonus payments and hiring of additional staff of approximately $0.1 million for the fiscal year ended June 30, 2006 in our Nutraceutical segment, with no comparable expenses in the fiscal year ended June 30, 2005. These increases were offset in part by a net decrease in salaries in the Pharmaceutical segment of $0.1 million resulting from an increase of $0.2 million from our Hauser subsidiary being included in our results of operations for the full fiscal year in 2006 versus only nine and one-half months in the fiscal year ended June 30, 2005, offset by savings of $0.3 million from the reduction in work force from our Paxis subsidiary occurring in the fiscal year ended June 30, 2006. Employee benefits increased by approximately $0.1 million or 12% and represented approximately 22% of total salaries in both fiscal years ended June 30, 2006 and 2005.

Consulting fees and other professional fees decreased by an aggregate amount of approximately $0.4 million or 19.3%. The decrease is primarily attributable to our decreased use of outside business consultants of approximately $0.2 million in the fiscal year ended June 30, 2006; secondarily, as a result of the termination of an agreement made on July 8, 2004 in the fiscal year ended June 30, 2005 with a consultant, whose services were not replaced in the comparable 2006 period, which resulted with the issuance of 27,000 shares of common stock with a corresponding consulting fee expense of $0.2 million; and thirdly, a decrease of $0.1 million in management fees in our Pharmaceutical segment.

Indirect expenses increased by approximately $0.5 million mostly as the result of our Hauser subsidiary having a full year of results in the 2006 period and nine and a half months in the comparable 2005 period. Indirect expenses include costs that are not billable to clients, including non-billable time, laboratory expenses and other related costs.

Insurance costs increased to approximately $0.9 in the fiscal year ended June 30, 2006 from approximately $0.2 million in the fiscal year ended June 30, 2005, or approximately $0.7 million. The significant portion of our insurance costs is product liability insurance, which increased in the fiscal year ended June 30, 2006 by approximately $0.4 million, a direct result from increased sales. The remaining increases are the result of a change in allocation between manufacturing costs and general and administrative costs of approximately $0.3 million and general premium increases of approximately $0.1 million.

Office expenses increased by approximately $0.5 million or 148.0% in the fiscal year ended June 30, 2006 as compared to the comparable 2005 period. The primary increase in office expense is the result of an increase of approximately $0.5 million in printing and marketing expenses for our branded propriety Nutraceutical business. Office rent was approximately $0.6 million in the fiscal year ended June 30, 2006 compared to approximately $0.5 million in the fiscal year ended June 30, 2005, an increase of approximately $0.1 million or 12.3% primarily as a result of the addition of Hauser for the full fiscal year ended June 30, 2006 compared to nine and a half months for the fiscal year ended June 30, 2005, offset in part by an decrease in energy costs in the Company’s headquarters in Hillside, New Jersey due to certain energy rebates received from the utility companies for installing energy efficient heating and lighting fixtures. Our utility costs in our Hillside facility are included in our monthly rent charges from our landlord.

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

Auto, travel and entertainment expenses decreased by approximately $0.2 million in the fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005 primarily as a result of decreased travel from our corporate headquarters in New Jersey to our Paxis and Hauser facilities in Colorado.

Our research and development costs increased from the fiscal year ended June 30, 2005 compared to the fiscal year ended June 30, 2006 primarily as a result of reaching several milestones in our flu vaccine studies and our ongoing Anthrax study, which triggered additional research and development payments in the fiscal year ended June 30, 2006, offset by the downsizing of our Paxis subsidiary which incurred less in research and development cost in fiscal year ended June 30, 2006 compared to the fiscal year ended June 30, 2005.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, the Company recognized $0.4 million in compensation expense for employee stock options in the fiscal year ended June 30, 2006 with no comparable cost for the fiscal year ended June 30, 2005.

Bad debt expense decreased by $0.5 million to approximately $0.1 million in the fiscal year ended June 30, 2006 from approximately $0.6 million in the fiscal year ended June 30, 2005 or 82.6%. In the fiscal year ended June 30, 2005, the Nutraceutical segment had an isolated customer with an accounts receivable balance of approximately $0.6 million, whereby it was determined that the customer was unable to pay for the products it purchased from us. Absent this unusual occurrence, the Company has not incurred any substantial bad debt expense.

In the fiscal year ended June 30, 2005, the Company incurred an impairment charge of $1.1 million relating to its Paxis subsidiary. The impairment charges consisted of write-offs relating to its carrying amount of the Paxis intellectual property, license fee and goodwill with no related charge in the fiscal year ended June 30, 2006.

Other income (expense). Other income (expense) was a net expense of $0.2 million for the fiscal year ended June 30, 2006 as compared to net income of $2.5 million for the comparable period a year ago. Absent a cash payment settlement on a lawsuit received in the amount of $2.5 million in connection with a multi-district class action brought on behalf of the Company and other direct purchasers of vitamin products, in which the plaintiffs alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct in violation of various federal and state laws, other income (expense) would have decreased by approximately $0.2 million. The decrease of approximately $0.2 million was mainly attributable to an increase in interest expense due to the ongoing increase in the LIBOR rate.

Income tax (benefit). In the fiscal year ended June 30, 2006, the Company recognized an income tax benefit of $3.4 million. The significant increase in the income tax benefit was the result of a change in the Company’s valuation allowance on its deferred tax assets of approximately $5.0 million. In the fourth quarter ended June 30, 2006, the Company, based on current factors relating to its business environment, including among other factors, the Company securing a supply agreement and increasing its marketing activities in its contract services business in its Pharmaceutical segment and the continued expansion and proven success in its branded propriety Nutraceutical product line, the Company had reasonable belief that it would realize its deferred tax assets in the near future and consequently, it released the portion of its valuation allowance relating to those assets.

Seasonality

The Company’s results of operations in its Pharmaceuticals and Biotechnologies segments are not significantly affected by seasonal factors. The Nutraceutical business segment tends to be seasonal. The Company has found that in its first fiscal quarter ending in September, orders for its branded proprietary Nutraceutical products slow (absent the addition of new customers with a significant first time order), as buyers in their markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in the Company’s second fiscal quarter, ending in December, orders for its products increase as the demand for the Company’s branded Nutraceutical products seems to increase in late December to early January as consumers become health conscious as they enter the new year.

The Company believes that there are other non-seasonal factors that also may also influence the variability of quarterly results including, but not limited to, general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. In addition, our recent growth has caused additional variability in our quarterly results. Accordingly, a comparison of the Company’s results of operations from consecutive periods is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future periods.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities:

At June 30, 2007, our working capital was $11.0 million, a decrease of $4.1 million over working capital of $15.1 million at June 30, 2006. Cash and cash equivalents were $2.2 million at June 30, 2007, a decrease of $3.5 million from June 30, 2006. In the fiscal year ended June 30, 2007, we used $5.5 million of cash from our operating activities compared to providing $4.7 million of cash in operations in the fiscal year ended June 30, 2006, a decrease of $10.2 million. After excluding the effects of non-cash expenses of $0.1 million for the fiscal year ended 2007 compared to non-cash expenses of $5.9 million for the fiscal year ended June 30, 2006, a decrease of $5.8 million, which is mainly attributable to having net loss in fiscal year 2007, as compared to a net income in fiscal year 2006. Non-cash items include deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options. Additional cash used for the fiscal year ended June 30, 2007 was the result of increases in inventory of $6.5 million, $0.3 million in security deposits, prepaids and other assets, and a decrease of $0.5 million in accounts payable, these uses of cash were partially offset by a decrease of $1.5 million in accounts receivable and an increase of $0.2 million for income taxes payable and accrued expenses and other liabilities. We believe that anticipated sales for next year, current cash balances and our existing credit facilities, as amended will provide a significant portion of our cash needs and that we need to seek additional capital to support our Biotechnoligies segment in order for us to meet our cash needs for all of our business segment’ operations and contractual commitments in fiscal 2008. Absent additional sourcing, we may need to decrease our spending in our Business Segments that our net users of cash.

The increase in cash used from investing activities of approximately $0.5 million is primarily due to increased purchases of $0.7 million of property and equipment from the fiscal year ended June 30, 2007 as compared to 2006.

The increase in cash provided from financing activities of approximately $3.8 million from fiscal year ended June 30, 2006 to 2007, is a result of a net increase in borrowings under our revolving credit facility of $4.0 million and term notes of $5.3 million, the increase from the exercise of stock options of $0.6 million, proceeds from exercising warrants of $0.5 million and a decrease in dividends paid of $0.1 million, offset by cash used to redeem the Preferred Stock Series B of $6.7 million.

The Company’s total annual commitments at June 30, 2007 for long term non-cancelable leases of approximately $1.2 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The following table sets forth the Company’s future commitments as of June 30, 2007:

Subsequent to the fiscal year ended June 30, 2007, the Company requested and received a waiver of the covenants from the Bank for the non-compliance of the financial covenants required in the Credit Facility and Term Credit Facility agreements (the "Credit Facilities") (See Note 7. Revolving Credit Facility and Restricted Cash. and Note 8. Term Credit Facility.). On September 27, 2007, we entered into an amendment with the Bank amending the Credit Facilities agreement, to extend the maturity from October 31, 2007 to December 31, 2007 under its revolving credit facility and to amend the quarterly interest rate under the revolving credit facility to equal LIBOR plus a spread that varies depending on the Company's covenant ratio of non-GAAP financial information. For the period from June 30, 2007 until compliance with the September 30, 2007 amended debt covenants, the interest rate will be LIBOR plus 3.0%. The amended facility requires us to meet specific financial ratios as of the end of calendar quarters, including the of net debt to tangible net worth, and the ratio of debt to EBITDA, with all terms as defined in the amended facility agreement. The ratio calculations are based on the Company's consolidated financial statements. In addition, Amalgamated Bank required a personal guaranty of E. Gerald Kay, the Company's Chief Executive Officer, Chairman of the Board and significant shareholder, for $4.5 million, which could be reduced to $3.0 million if the borrowings are permanently reduced to $6.0 million and once the Company is compliance with its covenants. Also, E. Gerald Kay, is required to pledge $1.5 million of liquid assets, as defined in the amended agreement, in the aggregate as collateral by October 26, 2007. Furthermore, Carl DeSantis, a significant shareholder and Director of the Company, was required to pledge $1.5 million as a personal guaranty, which shall be released upon the pledge of E. Gerald Kay's pledged assets.

We believe our sources of cash, including our credit facilities, as amended, will be sufficient to fund its operations and meet our cash requirements to satisfy our working capital needs, capital expenditure needs, outstanding commitments, and other liquidity requirements associated with our existing operations over the next twelve months. Absent additional sourcing, we may need to decrease our spending in our Business Segments that our net users of cash.

Capital Expenditures

The Company's capital expenditures during the fiscal year ended 2007, 2006 and 2005 were $1.1 million, $0.4 million and $1.7 million, respectively. The capital expenditures during these periods are primarily attributable to the purchase of machinery and equipment by the Manhattan Drug and Hauser subsidiaries.

The Company has budgeted approximately $1.0 million for capital expenditures for fiscal 2008. The total amount is expected to be funded from cash provided from its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Accounting Pronouncement

Refer to Note 2 in our consolidated financial statements in Item 8, which can be found at page 43, herein.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company is party to financial instruments that are subject to market risks arising from changes in interest rates and foreign currency exchange rates, primarily with respect to the Canadian Dollar in its customer receivables. The Company’s use of derivative instruments is very limited and it does not enter into derivative instruments for trading purposes. We performed a sensitivity analysis to determine the impact of fluctuations on interest rates relating to our outstanding variable debt. If interest rates varied by plus or minus one percent our income would be higher or lower in the amount of $0.1 million per annum.

Item 8. Financial Statements

For a list of financial statements filed as part of this report, see the index to financial statements at page 44.

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

There have been no changes in our internal controls over financial reporting during the year ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2007.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2007.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2007.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at Page F-1 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Report is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (4)
3.2	By-Laws of Registrant (5)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (4).
10.1	Lease Agreement, dated August 3, 1994, between the Company and Hillside 22 Realty Associates, L.L.C. (7)
10.2	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (8)
10.3	Manufacturing Agreement between Chem International, Inc. and Herbalife International of America, Inc. dated April 9, 1998 (9)
10.4	Integrated Health Technologies, Inc. 2001 Stock Option Plan (10)
10.5	Subscription Agreement dated June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (4).

10.6	Investor Rights Agreement dated as of June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (4).
10.7	Warrant Agreement by and between Integrated BioPharma, Inc. and Carl DeSantis dated June 30, 2003 (4)
10.8	Promissory Note dated August 6, 2003 by and between Integrated BioPharma, Inc. and Bank of America (4)
10.9	Loan Agreement, dated September 1, 2006, between Integrated BioPharma, Inc. and Amalgamated Bank (12)
10.10	Asset Purchase Agreement, dated February 28, 2007, between Integrated BioPharma, Inc., Bioscience Technologies, Inc., BevSpec, Inc. (13)
10.11	Loan Agreement, dated April 3, 2007, between Integrated BioPharma, Inc. and Amalgamated Bank (14)
10.12	Amendment One To Revolving (Grid) Promissory Note And Loan Agreement dated April 3, 2007, between Integrated BioPharma, Inc. and Amalgamated Bank (14)
10.13	Amendment Two To Revolving (Grid) Promissory Note And Loan Agreement dated September 27, 2007, between Integrated BioPharma, Inc. and Amalgamated Bank (15))
14	Code of Ethics (11)
21	Subsidiaries of the Registrant (13)
31.1

Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15).

31.2

Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15).

32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15).
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15).

__________________________

(1)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2003.
(2)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2003.
(3)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2003.
(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003.
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5240-NY.
(6)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2004.
(7)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-5240-NY.
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed with the SEC on September 29, 1997.
(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, filed with the SEC on September 24, 1998.
(10)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on May 1, 2002.
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 28, 2004, as amended on November 10, 2004.
(12)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2006.
(13)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on March 9, 2007..
(14)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2007.
(15)	Filed herewith.

Item 8: Financial Statements

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005

INDEX

     Report of Independent Registered Public Accounting Firm     45

     Consolidated Statements of Operations for the fiscal years

     ended June 30, 2007, 2006 and 2005     46

     Consolidated Balance Sheets as of June 30, 2007 and 2006      47

     Consolidated Statements of Stockholders’ Equity for the fiscal years

     ended June 30, 2007, 2006 and 2005     48

     Consolidated Statements of Cash Flows for the fiscal years ended

     ended June 30, 2007, 2006 and 2005     49

     Notes to Consolidated Financial Statements      50-80

. . . . . . . .

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Integrated Biopharma, Inc. and its Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Biopharma, Inc. and its Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended June 30, 2007, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

s/ Amper, Politziner, & Mattia P.C.

September 28, 2007

Edison, New Jersey

	2007	2006	2005
Sales, net	$ 60,160	$ 57,820	$ 32,736
Cost of sales, including impairment charge of $2,543 in 2005	42,739	35,979	30,744
Gross profit	17,421	21,841	1,992
Selling and administrative expenses:			
Selling and administrative expenses	19,382	16,738	11,982
Impairment charge	-	-	1,122
Total selling and administative expenses	19,382	16,738	13,104
Operating (loss) income	(1,961)	5,103	(11,112)
Other (expense) income:			
Gain on settlement of lawsuit	-	-	2,475
Other income	96	66	136
Interest expense	(824)	(354)	(164)
Interest and investment income	89	66	58
Total other (expense) income	(639)	(222)	2,505
(Loss) income before income tax benefit, net and minority interest	(2,600)	4,881	(8,607)
Income tax benefit, net	(518)	(3,357)	(27)
(Loss) income before minority interest	(2,082)	8,238	(8,580)
Minority interest	38	194	-
Net (loss) income	(2,044)	8,432	(8,580)
Deemed dividend from beneficial conversion feature of Series B Preferred stock dividend	(1,809)	(2,400)	(2,332)
Series B Preferred stock dividend	(1,554)	(482)	(490)
Net (loss) income applicable to common shareholders	$ (5,407)	$ 5,550	$ (11,402)
Net (loss) income per common share:			
Basic	$ (0.40)	$ 0.43	$ (0.90)
Diluted	$ (0.40)	$ 0.34	$ (0.90)
Weighted average common shares outstanding	13,594,276	12,832,737	12,610,975
Dilutive potential shares:			
Warrants and options	-	3,398,628	-
Convertible preferred stock	-	-	-
Weighted average common share outstanding - assuming dilution	13,594,276	16,231,365	12,610,975

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2007	2006
Assets		
Current Assets:		
Cash and cash equivalents	$ 2,156	$ 5,747
Accounts receivable, net	4,242	5,717
Inventories, net	16,282	10,973
Deferred income taxes	2,692	2,976
Other current assets	1,483	1,532
Total current assets	26,855	26,945
Property and equipment, net	4,377	4,173
Intangible assets, net	6,263	4,016
Restricted cash, related to term note payable - bank	2,000	-
Deferred income taxes	4,122	2,182
Security deposits and other assets	592	289
Total Assets	$ 44,209	$ 37,605
Liabilities and Stockholders' Equity:		
Current Liabilities:		
Revolving credit facility	$ 6,000	$ -
Note payable - bank	-	4,497
Current portion of term note payable	2,000	-
Accounts payable	3,594	4,124
Accrued expenses and other current liabilities	3,574	2,505
State income taxes payable	694	574
Loan payable - Trade Investment Services, LLC, related party	-	172
Total Current Liabilities	15,862	11,872
Term note payable - bank	8,000	-
Other long term payables	350	-
	24,212	11,872
Series B 7% Redeemable Convertible Preferred Stock	-	4,942
Minority Interest	-	156
Commitments and Contingencies		
Stockholders' Equity:		
Common Stock, par value $0.002 per share; shares authorized 25,000,000; and shares issued 2007 and 2006 were 13,988,647 and 13,200,961; and shares outstanding 2007 and 2006 were 13,953,747 and 13,166,061	28	26
Additional paid-in-capital	35,348	30,581
Accumulated deficit	(15,280)	(9,873)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	19,997	20,635
Total Liabilities and Stockholders' Equity	$ 44,209	$ 37,605

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity
Balance, July 1, 2004	12,510,690	$ 25	$ 27,962	$ (4,021)	25,800	$ (29)	$ 23,937
Exercise of stock options for cash	148,000	-	178	-	-	-	178
Issuance of common stock for consulting fees	27,000	-	186	-	-	-	186
Stock repurchase plan	-	-	-	-	9,100	(70)	(70)
Dividends paid on Series B preferred stock	-	-	-	(490)	-	-	(490)
Deemed dividend from beneficial conversion feature of Series B preferred stock	-	-	-	(2,332)	-	-	(2,332)
Net Loss	-	-	-	(8,580)	-	-	(8,580)
Balance, June 30, 2005	12,685,690	25	28,326	(15,423)	34,900	(99)	12,829
Exercise of stock options for cash	400,271	1	343	-	-	-	344
Series B preferred stock converted to common	25,000	-	250	-	-	-	250
Restricted stock award	90,000	-	351	-	-	-	351
Dividends paid on Series B preferred stock	-	-	-	(482)	-	-	(482)
Compensation expense for employee stock options	-	-	413	-	-	-	413
Income tax benefit from exercise of stock options	-	-	898	-	-	-	898
Deemed dividend from beneficial conversion feature of Series B preferred stock	-	-	-	(2,400)	-	-	(2,400)
Net Income	-	-	-	8,432	-	-	8,432
Balance, June 30, 2006	13,200,961	26	30,581	(9,873)	34,900	(99)	20,635
Exercise of stock options for cash	477,466	1	903	-	-	-	904
Exercise of warrants for cash	100,000	-	540	-	-	-	540
Restricted stock issued in connection with asset acquisition	185,000	1	1,092	-	-	-	1,093
Restricted stock awards	25,220	-	235	-	-	-	235
Compensation expense for employee stock options and restricted stock units	-	-	438	-	-	-	438
Income tax benefit from exercise of stock options	-	-	381	-	-	-	381
Dividends paid on Series B preferred stock	-	-	-	(376)	-	-	(376)
Deemed dividend from issuance of warrants	-	-	1,178	(1,178)	-	-	-
Deemed dividend from beneficial conversion feature of Series B preferred stock	-	-	-	(1,809)	-	-	(1,809)
Net Loss	-	-	-	(2,044)	-	-	(2,044)
Balance, June 30, 2007	13,988,647	$ 28	$ 35,348	$ (15,280)	34,900	$ (99)	$ 19,997

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2007	2006	2005
Cash flows from operating activities:			
Net (loss) income	$ (2,044)	$ 8,432	$ (8,580)
Adjustments to reconcile net (loss) income to net cash			
(used in) provided by operating activities:			
Impairment charges	-	-	3,122
Impairment - Goodwill	-	-	543
Investment in Joint Venture	-	-	121
Depreciation and amortization	1,425	1,167	1,585
Deferred income taxes	(1,275)	(4,083)	(48)
Loss on investment in Micro Nutrition, Inc.	172	-	-
Allowance for inventory	1,174	-	10
Allowance for doubtful accounts	(26)	68	10
Issuance of common stock for consulting services	305	88	186
Compensation expense for employee stock options	438	413	-
Minority interest	(38)	(194)	-
Changes in operating assets and liabilities (excludes impact of acquistions):			
Accounts receivable	1,520	(1,315)	(2,055)
Inventories	(6,491)	(986)	(2,848)
Prepaid expenses and other current assets	(5)	(554)	490
Security deposits and other assets	(297)	38	51
Accounts payable	(529)	137	2,050
Income taxes payable	120	574	(76)
Accrued expenses and other current liabilities	49	893	901
Net cash (used in) provided by operating activities	(5,502)	4,678	(4,538)
Cash flows from investing activities:			
Purchase of property and equipment	(1,111)	(351)	(1,655)
Purchase of intangible assets	(591)	(867)	(500)
Investment in joint venture	-	-	(25)
Cash acquired in asset acquisition	2	-	-
Loss on disposal of investment of Micro Nutrition, Inc.	(38)	-	-
Net cash used in investing activities	(1,738)	(1,218)	(2,180)
Cash flows from financing activities:			
Proceeds from the exercise of stock options	904	344	178
Proceeds from the exercise of warrants	540	-	-
Repayments of loan payable - TIS	(172)	-	-
Repayments of notes payable	(4,497)	(3)	(20)
Purchase of treasury stock	-	-	(70)
Proceeds from revolving credit facility	34,500	-	-
Repayments under revolving credit facility	(28,500)	-	-
Borrowings under term note with bank	10,000	-	-
Funding of restricted cash under revolving credit facility	(2,000)	-	-
Redemption of Preferred Stock Series B	(6,750)		
Dividends paid	(376)	(482)	(490)
Net cash provided by (used in) financing activities	3,649	(141)	(402)
Net (decrease) increase in cash and cash equivalents	(3,591)	3,319	(7,120)
Cash and cash equivalents at beginning of period	5,747	2,428	9,548
Cash and cash equivalents at end of period	$ 2,156	$ 5,747	$ 2,428
Supplemental disclosures of cash flow information:			
Cash paid during the periods for:			
Interest	$ 666	$ 326	$ 174
Income taxes	$ 316	$ 192	$ 87
Supplemental disclosures of Non-cash transactions:			
Deemed dividend from beneficial conversion feature of Series B Preferred stock	$ (1,809)	$ (2,400)	$ (2,332)
Deemed dividend from issuance of warrants	$ (1,178)	$ -	$ -
Restricted stock issued in connection with asset acquisition	$ 1,093	$ -	$ -
Conversion of Series B Preferred stock to Common Stock	$ -	$ 250	$ -
Intangible assets	$ 1,050	$ -	$ -
Issuance of restricted stock award	$ 235	$ 351	$ -

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Note 1. Business

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “INB”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, Pharmaceutical technical services through its contract research organization; and the biotechnology business which uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company’s customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company is registered on the American Stock Exchange and its common stock trades using the symbol “INB”. The Company continues to do business as (DBA) Chem International, Inc. with its customers and certain vendors.

The Nutraceutical segment includes InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. AgroLabs, Inc., which manufactures, products carrying the “Naturally” label and natural and organic product ingredients. The Vitamin Factory and Scientific Sports Nutrition, which sells private label Manhattan Drug products through mail order catalogs and the internet and through wholesalers and distributors targeting consumers who are professional, amateur and recreational athletes, respectively. The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. During fiscal year 2007, The Organic Beverage Company, formerly Bioscience Technologies, Inc, completed the acquisition of the Syzmo ™ product from BevSpec, Inc. (“BevSpec”), which is a USDA organic energy drink.

The Pharmaceutical segment includes InB:Paxis Pharmaceuticals, Inc. (“Paxis”) and InB:Hauser Pharmaceutical Services, Inc. (“Hauser”). Paxis manufactures and distributes Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer. Hauser is a contract research organization (“CRO”) which provides research, development manufacturing at testing services to the specialty chemical, pharmaceutical and natural products industries.

The Biotechnologies segment includes InB:Biotechnologies, Inc. (“InB:Biotech”), which is focused on the discovery, development and commercialization of proprietary products from plants. The Company is developing its patented plant-based expression technologies for the production of vaccines, antibodies and other therapeutic proteins. InB:Biotech is also using plants as sources of novel, high quality nutritional supplements. InB:Biotech’s patented process for the hydroponic growth of edible plants causes them to accumulate high levels of important nutritional minerals.

In fiscal year ended June 30, 2005, the Company acquired a 51% interest in Micro Nutrition Inc. for a cash payment of $362. During the fiscal year June 30, 2007, the Company disposed its entire interest of Micro Nutrition, Inc.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

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

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•	sales returns and allowances;

•	trade marketing and merchandising;

•	allowance for doubtful accounts;

•	inventory valuation;

•	valuation and recoverability of long-lived and intangible assets and goodwill, including the values assigned to acquired intangible assets;

•	income taxes and valuation allowance on deferred income taxes, and;

•	accruals for, and the probability of, the outcome of current litigation.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition. For product sales, the Company recognizes revenue when the product’s title and risk of loss transfers to the customer. The Company believes this revenue recognizing practice is appropriate because the Company’s sales policies meet the four criteria of SAB 101 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment. The Company recognizes income in its Hauser subsidiary upon monthly customer invoicing. The invoice amount is based upon on time and materials spent in the month.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $92, $60 and $130 in the fiscal years ended June 30, 2007, 2006 and 2005 respectively. These amounts are included in “Other income.”

Shipping and Handling Costs. Shipping and handling costs are included in cost of sales.

Trade Marketing and Merchandising. In order to support the Company’s propriety Nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. The Company’s total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 16.2%, 11.6% and 5.6% of fiscal year 2007, 2006 and 2005 sales, respectively.

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $4,103, $3,401 and $841 for the fiscal years ended June 30, 2007, 2006 and 2005.

Research and Development Costs. Research and Development costs are expensed as incurred. The Company incurred approximately $699, $424 and $389 in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Stock-Based Compensation. As of June 30, 2007 and 2006, the Company has two stock-based compensation plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), "Share-Based Payment," (“SFAS 123(R)”) which is a revision of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of July 1, 2005 and accordingly, the Company adopted SFAS 123(R) in the quarter ended September 30, 2005. The compensation cost of the adoption of this agreement was an additional $438 and $413, of compensation for the fiscal years ended June 30, 2007 and 2006. Additionally, the Company has chosen to account for the adoption under the modified prospective method, which requires compensation expense to be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123(R). As of June 30, 2007 and 2006, the unvested portion of previously granted awards that were outstanding as of the date of adoption of SFAS 123(R) have been expensed. For the fiscal year ended June 30, 2005, no stock-based employee compensation is reflected in net income, as all the options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company previously had elected to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Prior to the adoption of SFAS 123(R) the Company had accounted for stock-based compensation in accordance with FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation is as follows (prior to the adoption of SFAS 123(R):

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

For the periods prior to and subsequent to the adoption of SFAS 123(R) the Company used the Black-Scholes option pricing model to determine the stock options fair value. The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal years ending June 30,:

	2007	2006	2005

Risk-free interest rate	4.4%	4.0%	4.0%
Expected volatility	86%	98%	110%
Dividend yield	--	--	--
Expected life	7 to 10 years	10 years	10 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair-value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

Earnings Per Share. In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per common share are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to antidilution limitations.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

For the fiscal years ended June 30, 2007 and 2005, options and warrants to purchase 3,290,852 and 4,356,569 shares of common stock with exercise prices below the market price, respectively, were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period and options and warrants to purchase 1,857,833 and 1,636,859 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as their exercise prices were greater than the market price of the common shares as of June 30, 2007 and 2005, respectively.

Convertible Series B Preferred Stock common stock equivalents in the amount of 6,750,000 shares in the fiscal year ended June 30, 2006, were not included in the computation of diluted earnings per share as their conversion price was greater than the market price of the common shares and/or they were anti-dilutive as a result of net losses for the periods presented.

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

Accounts Receivable. In the normal course of business, the Company extends credit to customers. Accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 13(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-off and collections. The allowance for doubtful accounts as of June 30, 2007 and 2006 was $99 and $125, respectively. Accounts receivable are charged off against the allowance after management determines the potential for recovery is remote.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Allowances for obsolete and overstock inventories are estimated based on “expiration dating” of inventory and projection of sales.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

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

Machinery and equipment are depreciated using accelerated methods while leasehold improvements are amortized on a straight-line basis. Depreciation expense, including capital leases, was $900, $842, and $1,268 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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

In the fourth quarter of its fiscal year ended June 30, 2005, the Company recorded a non-cash pre-tax charge for the impairment of long-lived assets of $3,122. This loss resulted from the difference between the carrying amount of assets in the Company’s Paxis Pharmaceuticals, Inc. subsidiary and the fair value of the assets. The assets were made up of intellectual property, license fees, machinery and equipment and leasehold improvements. The value of the fixed assets was determined by appraisal. The intellectual property and license fees were deemed to have no value and were written off. Charges of $2,543 are included in cost of sales and charges of $1,122 are included in selling and administrative expenses.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Investment in Joint Venture. Paxis has entered into a joint venture, as of July 16, 2003, with Chatham Biotec, Ltd. (“Chatham”), a Canadian company which harvests and dries biomass, to form a Canadian-based joint venture to produce extract and intermediate precursor Paclitaxel from Canadian Taxus biomass. Chatham supplies the Canadian bio-mass and the joint venture processes it, using Paxis’ extraction expertise in a facility currently controlled by the joint venture. The joint venture supplies Paxis’ requirements for extract at cost, from which Paxis produces its Paclitaxel and related products. The Company wrote off its investment in the fiscal year ended June 30, 2005. The results of operations for this joint venture were not significant for the fiscal years ended June 30, 2007, 2006 and 2005. The Company can give no assurance that the joint venture can be operated successfully.

Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived intangible assets are not amortized against earnings, but are reviewed at least annually for impairment. The Company performs its annual test as of April 1, of each year. The results of its annual test in fiscal year ended June 30, 2005 resulted in the Company recording a goodwill impairment loss of $543 relating to its acquisition of InB:Paxis Pharmaceuticals, Inc.

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

Other Intangible assets consist of intellectual property, trademarks, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 2 years to 20 years based on contractual or estimated lives.

Reclassifications. Certain reclassifications have been made to the prior year data to conform with the current year presentation.

Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us as of the beginning of our fiscal year ending June 30, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect FIN 48 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

In September 2006, the FASB issue SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company does not expect SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for the Company with respect to new arrangements entered into beginning July 1, 2008. Currently, the Company does not expect EITF Issue No. 07-3 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 3. Acquisition

On March 5, 2007, we entered into an Asset Purchase Agreement (the "Agreement") with our wholly-owned subsidiary Bioscience Technologies, Inc. ("BTI"), BevSpec, Inc., a Texas corporation ("BevSpec"), the shareholders of BevSpec (the "Shareholders") and certain other parties (together with the Shareholders, the "Seller Parties") pursuant to which BTI acquired substantially all of the assets and business of BevSpec (the "Transferred Assets") and assumed certain payment obligations of BevSpec (the "Payment Obligations"). We paid approximately $308 to specified parties to satisfy the Payment Obligations. In addition, we issued 185,000 shares of our common stock (the "Share Consideration") to the Seller Parties. The Agreement was effective as of February 28, 2007. The Share Consideration is subject to a twelve-month lock-up and shall be held in escrow for such time to satisfy any indemnification obligations of the Seller Parties. The Seller Parties indemnification obligations for any breach of the Seller Parties representations and warranties in the Agreement are limited to the aggregate value of the Share Consideration held in escrow. The Seller Parties representations and warranties shall survive for a period of one year following the date of the Agreement.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

The purchased assets include trademarks, copyrights, trade secrets, artwork, graphics, marketing materials, formulas for the acquired product lines, labels, customer lists, websites, goodwill, inventories and certain books and records. Pursuant to the terms of the Agreement the purchase price for the Transferred Assets was valued at approximately $1,445 and was paid with the issuance of 185,000 shares of the Company’s common stock valued at $1,103, based on the volume weighted average share price for five days prior to and subsequent from the date of the acquisition, and the assumption of approximately $342 in assumed liabilities and associated costs of the acquisition. Approximately $552 of the purchase price was allocated to intellectual property, $414 was allocated to trade names, $300 was allocated to deferred tax assets, and $179 was allocated to license agreements. The acquired intangible assets will be amortized ranging from a period of two to fifteen years.

The sales for the acquired product lines for the twelve months ended June 30, 2007 and 2006, were approximately $160 and $170, respectively, and were distributed primarily through grocery store outlets.

Note 4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. In the fiscal year ended June 30, 2005, the Company concluded that the goodwill recognized on the Paxis Pharmaceutical, Inc. acquisition was impaired and consequently wrote off $543 in the fiscal year ended June 30, 2005.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

The carrying amount of acquired other intangible assets is as follows:

During the fiscal years ended June 30, 2007 and 2006, the Company made payments of $450 and $600 under an intellectual property acquisition agreement, as amended, with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004, which has a maximum purchase price of $3,750. As of June 30, 2007, $700 and $350 of the purchase price will be paid in the fiscal years ending June 30, 2008 and 2009, respectively. These are included in accrued expenses and other long-term payables at June 30, 2007. Amortization expense recorded on other intangible assets for the fiscal years ended June 30, 2007, 2006 and 2005 was $525, $325, and $317, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years and is included in selling and administrative expenses.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Year Ending	Amortization
June 30,	Expense

2008	$ 601
2009	554
2010	495
2011	495
2012	495
Thereafter	3,623
Total	$ 6,263

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Note 5. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

Note 6. Property and Equipment

Property and equipment consists of the following:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Note 7. Revolving Credit Facility and Restricted Cash

On September 1, 2006, the Company entered into a loan agreement with Amalgamated Bank, (the “Bank”) a financial institution. The loan agreement provides for a one-year secured revolving credit facility of up to $15,000. Concurrently, the Company paid off its $4,500 note to the Bank of America, its obligation to Trade Investments Services, LLC and other miscellaneous obligations, including the costs associated with securing the facility with $5,000 of borrowings under the facility (See Note 7. Note and Loan Payable). As of June 30, 2007, the Company borrowed net additional funds aggregating $6,000 under this facility and as of June 30, 2007 had $6,000 outstanding under this facility. The credit facility requires that all principal be repaid in full on the first anniversary of the closing date, which may be extended for up to one year at the lender’s option. The facility is secured by a first priority lien on our accounts receivable, equipment, inventory and certain deposit accounts. In April 2007, the Company entered into a separate $10,000 million five-year term note with the Bank and extended the maturity date under this facility to October 31, 2007. (See Note 8. Term Credit Facility).

The interest rate under the credit facility is equal to, at the Company’s option, either (1), the lender’s publicly announced base rate, or (2) 1.5% plus the applicable LIBOR rate. Interest is payable monthly, quarterly or semi-annually, at the Company’s election, in arrears not later than the end of each such period. As of June 30, 2007, the weighted average interest rate was 7.64% and the Company had accrued and unpaid interest of approximately $190. The facility also has a commitment fee equal to 0.50% per annum calculated on the unused amount of the facility. As of June 30, 2007, the Company had approximately $22 in accrued and unpaid commitment fees.

The credit facility contains covenants restricting our ability to, among other things: (1) incur or guarantee additional debt; (2) make any investments (other than in the ordinary course of business); (3) engage in any asset sales or dispose of any assets (other than in the ordinary course of business); (4) engage in transactions with affiliates; (5) incur liens; and (6) declare or pay dividends on its common stock. The credit facility also requires us not to exceed a maximum total leverage ratio, to maintain a minimum consolidated earnings before income taxes and depreciation and amortization (“EBITDA”), to maintain a minimum fixed charge coverage ratio and to maintain a minimum deposit balance with the lender (unless certain revenue and EBITDA thresholds are met). On September 1, 2006, the Company deposited $2,000 with the lender to satisfy this covenant.

The credit facility also provides for customary events of default, including non-payment defaults and covenant defaults. The Company was in compliance with its loan covenants from inception (September 1, 2006) through March 31, 2007; however as of June 30, 2007 the Company was not in compliance with certain financial covenants required by the loan agreement. Subsequent to June 30, 2007, the Company requested and received waivers for the defaulted financial covenants from the Bank. (See Note 19 Subsequent Events.)

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Note 8. Term Credit Facility.

On April 3, 2007, we entered into a loan agreement with Amalgamated Bank. The loan agreement provides for a five-year secured term credit facility in the amount of $10,000. Borrowings under the facility were used to refinance $5,000 under our existing $15,000 revolving credit facility with Amalgamated Bank and the balance for working capital purposes. The initial interest rate on borrowings under the term facility is equal to 3.00% plus the applicable LIBOR rate. Interest is payable monthly, quarterly or semi-annually, at the Company’s election, in arrears not later than the end of each such period. As of June 30, 2007 the weighted-average interest rate 6.90% and the Company had accrued and unpaid interest of approximately $64. The credit facility requires that all principal be repaid in $1,000 semi-annual payments beginning October 4, 2007. The facility is secured by a first priority lien on our accounts receivable, equipment, inventory and deposit accounts. The obligations under the term credit facility are also guaranteed by each of our current and future subsidiaries.

The term credit facility contains the same covenants under our $15,000 revolving credit facility which restrict our ability to, among other things: (1) incur or guarantee additional debt; (2) make any investments (other than in the ordinary course); (3) engage in any asset sales or dispose of any assets (other than in the ordinary course); (4) engage in transactions with affiliates; (5) incur liens; and (6) declare or pay dividends. The credit facility also requires us not to exceed a maximum total leverage ratio, to maintain a minimum consolidated EBITDA, to maintain a minimum fixed charge coverage ratio and to maintain minimum deposit balances with the lender (unless certain revenue and EBITDA thresholds are met). The credit facility also provides for customary events of default, including non-payment defaults and covenant defaults. The Company was in compliance with its loan covenants from inception (September 1, 2006) through March 31, 2007; however as of June 30, 2007 the Company was not in compliance with certain financial covenants required by the loan agreement. Subsequent to June 30, 2007, the Company requested and received waivers for the defaulted financial covenants from the Bank. (See Note 19 Subsequent Events.)

Additionally, we agreed with Amalgamated Bank to amend the term note and loan agreement associated with the $15,000 revolving credit facility to, among other things, extend the maturity date of the facility to October 31, 2007.

Note 9. Note and Loan Payable

Note payable is a promissory note provided by Bank of America dated December 31, 2004 (the “Note”) in the amount of $4,500 with interest at a variable rate based on 1.25% over the current LIBOR rate. The Note was renewed through January 4, 2007 under the existing terms and conditions of the Note. The Note was guaranteed by Mr. Carl DeSantis, a shareholder and director of the Company. June 30, 2006 the interest rate was 6.60%. %. As of June 30, 2007, the note was paid in full.

Loan payable-Trade Investment Services is a demand loan provided by Trade Investment Services, LLC (“TIS”), a former shareholder of Paxis, dated July 1, 2002 with interest at 9.00%. The Company has $46 of accrued and unpaid interest as of June 30, 2006. As of June 30, 2007, the loan was paid in full.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

In September 2006, the Company paid off the Note and Loan Payable with proceeds from a $15,000 revolving credit facility it secured with a bank. (See Note 7. Revolving Credit Facility and Restricted Cash).

Note 10. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

As of June 30, 2007 and 2006, certain tax benefits for option exercises aggregating $67 and $47, respectively, are deferred and will be credited to additional paid-in-capital when existing net operating losses are used. In the fiscal years ended June 30, 2007 and 2006, $381 and $898, of income tax benefit relating to stock option exercises were credited to additional paid-in-capital. Net operating losses of approximately $13,620 will expire beginning in 2024 for federal purposes. State net operating losses of approximately $34,801 will expire beginning in 2008 through 2027 depending on the state in which the net operating losses were generated. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company.

The valuation allowance as of June 30, 2007 and 2006 results from the uncertainties of the future utilization of deferred tax assets relating to a portion of our net operating loss carryforwards for state income tax purposes. As od June 30, 2007, the Company, based on current factors relating to its business environment, has reasonable belief that it will have future federal taxable income which will allow the Company to realize its other deferred tax assets in the future. In the fourth quarter ended June 30, 2006, the Company, based on current factors relating to its business environment, had reasonable belief that it will have future federal taxable income which will allow the Company to realize its deferred tax assets in the future, and consequently, it released the portion of its valuation allowance relating to those tax assets. losses resulting from the uncertainties of future utilization based on the Company’s financial performance at the time.

The components of the provision for income taxes consists of the following:

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Note 11. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $265, $142, and $118, respectively.

Note 12. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposit accounts at each institution are insured by the Federal Deposit Insurance Corporation for deposits up to $100. As of June 30, 2007, the Company’s uninsured cash balances were approximately $3,281.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances as of June 30, 2007 and 2006 was $99 and $125, respectively. The Company’s bad debt expense for the years ended June 30, 2006 and 2005 were $101 and $581. The Company did not incur bad debt expense for the fiscal year ended June 30, 2007.

(c) Major Customers. For the fiscal years ended June 30, 2007 and 2006 approximately 28.0%, 25.1% and 21.2% and approximately 45.5%, 23.7% and 16.9% of revenues were derived from three customers. For the fiscal year ended June 30, 2005 approximately 39% and 37% of revenues were derived from two customers, which are among the three in fiscal years ended June 30, 2007 and 2006, respectively. The loss of any of these customers would have an adverse affect on the Company’s operations. Accounts receivable from these customers represented approximately 14% and 72% of total accounts receivable as of June 30, 2007 and 2006.

(d) Business Risks. The Company insures it business and assets against insurable risks, to the extent that it deems appropriate, based upon an analysis of the relative risks and costs. The Company believes that the risk of loss from non-insurable events would not have a material adverse effect on the Company’s operations as a whole.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

The raw materials used by the Company are primarily commodities and agricultural-based products. Raw materials used by the Company in the manufacture of its Nutraceutical products are purchased from independent suppliers. Raw materials are available from numerous sources and the Company believes that it will continue to obtain adequate supplies.

Approximately 65% the Company’s employees, located in its New Jersey facility, are covered by a union contract. The contract was renewed in August 2006 and will expire in August 2010.

Note 13. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company’s chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the fiscal years ended June 30, 2007, 2006 and 2005 on these leases were $747, $630 and $800 respectively, and are included in both cost of sales and selling and administrative expenses.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $1,642 for the year ended June 30, 2007 and approximately $1,600 for the years ended June 30, 2006 and 2005. Rent expense is stated net of sublease income of approximately $37, $6, and $3 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. This is included in both cost of sales and selling and administrative expenses.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

The minimum rental commitment for long-term non-cancelable leases is as follows:

(b) Intellectual Property and Research Agreements. In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“Fraunhofer”), the Company entered into a technology transfer agreement, whereby the Company agreed to pay up to a maximum of $3,000 for certain technology developed by Fraunhofer over a five-year period. In addition to the technology transfer agreement, the Company entered into a research agreement, which requires several milestone payments related to achieving certain flu vaccine studies and our ongoing Anthrax studies. During the fiscal year ended June 30, 2006, the Company amended their agreement with Fraunhofer USA, Inc. to expand the scope of the technology transfer agreement and increased the amount of the purchase commitment to a maximum of $3,750. During fiscal year 2007, the Company amended their existing amended technology transfer and research agreement with Fraunhofer, to commercialize the developed process, production techniques and methodologies of the proprietary technology and intellectual property for external applications external. This amendment requires Fraunhofer to continue to conduct research to enhance, improve and expand the existing intellectual property, and for this research the Company has committed to make non-refundable payments of $2,000 per year for five years, aggregating to $10,000, beginning November 2009. In addition, the Company will make royalty payments to CMB based on receipts derived by the Company from sales of products utilizing the proprietary technology for a period of fifteen years. In turn, CMB shall pay the Company royalty payments for all receipts, if any, realized by CMB sales, licensing or commercialization of the intellectual property acquired by them for the same fifteen year period. Furthermore, CMB has agreed to expand at a minimum, an addition $2.0 million per year in the same timeframe as the Company for research and development on the intellectual property.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

As of June 30, 2007 and 2006, the Company has made payments of approximately $2,450 and $1,850, respectively, for the purchase commitment of $3,750, of which $1,050 is accrued, $700 is to be paid in fiscal year 2008, with the remaining to be paid in the fiscal year 2009.

(c) Legal Proceedings. NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint seeks damages of more than $5,000. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs filed a notice of appeal of that decision. On April 17, 2007, the Supreme Court, Appellate Division, First Department dismissed Plaintiffs' appeal for failure to perfect. Certain of the Defendants, including the Company, have filed counter-claims against Plaintiffs for breach of a July 2003 agreement with NatEx and to collect on a $1,300 note. By order dated June 7, 2007, the Court granted summary judgment in favor Paxis on Plaintiff's remaining claims, and granted summary judgment in favor of Defendants on their counterclaims against Plaintiffs. The Court ordered judgment to be entered in favor of the Company and against NatEx Georgia LLC in the amount of $1,300, plus interest. At a hearing on August 15, 2007, the Court granted Defendants' application to recover attorneys' fees from NatEx Georgia LLC and Vasili Patarkalishvili in the amount of $304. We believe, however, that NatEx Georgia LLC is insolvent, and further believe that we most likely will not be able to recover any of the judgment against Mr. Patarkalishvili.

(e) Paxis Purchase Agreement. In connection with the Company’s acquisition of Paxis from Trade Investment Services, LLC, which funded Paxis’ and Natex’s development, TIS has the right to receive twenty-five (25%) of the after-tax profits of Paxis until TIS has received an additional $49.5 million. At this time, the Company is unable to estimate the amount or timing of any potential contingent payments.

E. Gerald Kay, the Chief Executive Officer and a majority shareholder of INB; Robert Kay, the brother of E. Gerald Kay, a director and shareholder of INB; and Carl DeSantis, a director and shareholder of INB, each own one-third (1/3) of the equity of TIS.

(f) Consulting Agreement. In May 2007, the Company engaged Merriman Curhan Ford & Co., a financial advisor, to assist the Company with their review of a possible divestiture. In connection with the agreement, the Company issued 30,000 options to purchase the Company’s stock. The agreement was subsequently terminated in September 2007. (See Note 15(b). Equity Transactions).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Note 14. Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chairman of the Board. This agreement is on a month-to-month basis for $1 per month. The total consulting expense recorded per this verbal agreement for the fiscal years ended June 30, 2007, 2006 and 2005 was $13 in each year. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $120, 130 and $180 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

See Note 11(a) - Leases for related party lease transactions. See Note 6 – Loan Payable Trade Investment Services, LLC, a related party demand note.

Note 15. Equity Transactions

(a) Stock Option Plan and Warrants. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided to purchase up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. During fiscal year 2004, the Board of Directors and stockholders approved an additional 2,000,000 common stock shares available for grant, for a total of 9,000,000 shares of common stock available for grant and during the fiscal year ended June 30, 2006, the Board of Directors and stockholders approved an increase in the number of shares of common stock reserved for issuance under the Company’s Stock Option Plan to 11,000,000. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that options granted to a 10% stockholder (as defined) are limited to five-year terms.

During the fiscal year ended June 30, 2007, the Company granted 102,800 incentive stock options and 18,700 non-statutory stock options for a period of ten years, vesting over three years, at an exercise price equal to the market price ranging from $6.21 to $6.80 and 14,500 incentive stock options for a term of five years at $7.48 representing 110% of the market price on the date of grant and 1,500 non-statutory stock options for a period of ten years at $7.48 representing 110% of the market price on the date of grant. The options granted vest over a three-year period from the vesting anniversary date.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Additionally, in the fiscal year ended June 30, 2007, the Company granted Restricted Stock Unit Awards (“RSU”) representing 341,647 shares of the Company’s common stock. The RSUs vest equally over a three-year period on their vesting anniversary date and are subject to forfeiture and were valued at $6.80 each. As of June 30, 2007, 2,380 net shares were cancelled due to forfeitures as a result of terminations of employment with the Company.

During the fiscal year ended June 30, 2006, the Company granted 75,561 incentive stock options and 124,439 non-statutory stock options for a period of ten years at an exercise price equal to the market price on the date of grant ranging from $2.05 to $8.20. These options vest twelve months from the date of issuance, except for 12,000 options, which vest over three years from the date of issuance.

During the fiscal year ended June 30, 2005, the Company granted 149,081 incentive stock options and 777,419 non-statutory stock options for a period of ten years at an exercise price equal to the market price on the date of grant ranging from $5.23 and $6.36 and 14,430 incentive stock options for a term of five years at $6.93 representing 110% of the market price on the date of grant and 110,570 non-statutory stock options for a period of ten years at $6.93 representing 110% of the market price on the date of grant. These options vested twelve months from the date of issuance.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2007 under the Company’s stock option plans:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

As of June 30, 2007 and 2006, the Company has 461,000 and 636,000 warrants outstanding, respectively, to purchase shares of common stock at prices ranging from $12.00 to $14.00 and $5.40 to $14.00, respectively. All outstanding warrants are currently exercisable.

(b) Restricted Stock Awards. Effective January 3, 2006, the Company granted 90,000 restricted shares (the “Restricted Shares”) of the common stock at the then market price of $3.90 in connection with a consulting agreement whereby the consultant is to provide investor and public relations services for a two-year period. The Restricted Shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, upon the approval of the American Stock Exchange of an additional listing application. The agreement is terminable by the Company after the first year of the term in the event the consultant does not meet certain performance milestones. In the event of such termination, the consultant is required to surrender half of its compensation, in the form of either shares of common stock or cash. In accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the measurement date for determining fair value of the Restricted Stock was determined based on the market value of the Company’s common stock as of the effective date of the agreement. As such, on the effective date, the Company recognized prepaid consulting expenses of $351 with a corresponding increase in equity. In May 2007, the Company terminated the consulting agreement with consultant and issued 63,000 shares of its Common Stock to the consultant and adjusted its equity by approximately $105 representing the 27,000 shares that were not earned under the consulting agreement. In the fiscal years ended June 30, 2007 and 2006, the Company recognized consulting fee expense of approximately $158 and $88, respectively, in connection with this agreement.

On August 3, 2006, the Company entered into a separate one-year financial services agreement with a financial advisor whereby it is to issue an initial 12,500 shares of its common stock and will issue additional shares worth $15, on a monthly basis, calculated on the third day of each month by dividing $15 by the prior ten (10) day volume-weighted average closing share price of the common stock of the Company. As of June 30, 2007, the Company issued 22,220 shares of its common stock under this agreement. This agreement was terminated in January 2007.

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

On May 17, 2007, the Company entered into a separate one-year financial advisor agreement (the “Engagement”), whereby it is to issue 30,000 shares of restricted stock of the Company to the financial advisor. As such, on the effective date, the Company recognized prepaid consulting expenses of $173 with a corresponding increase in equity. In the fiscal year ended June 30, 2007, the Company recognized consulting fee expense of approximately $22 in connection with this Engagement.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

(c) Treasury Stock Purchases. On June 25, 2004, Integrated BioPharma, Inc. adopted a stock repurchase plan giving management authority to purchase up to $3,000 worth of the Company’s stock in open market transactions or privately negotiated transactions at the Company’s discretion. The Company purchased an aggregate of 9,100 shares of its common stock for a purchase price of $70 during July 2004. The Company has no current plans to purchase shares under this plan.

(d) Series B Redeemable Convertible Preferred Stock and Private Placement. On April 20, 2004, the Company raised $7,500 in gross proceeds from the sale of 750 shares of the Company’s Series B Redeemable Convertible Preferred Stock, par value $.002 per share (‘the “Series B Preferred Shares’), at a purchase price of $10 per share.

Dividends of the Series B Preferred Shares are 7% per annum, payable by the Company in cash or, in certain instances, in shares of the Company's Common Stock, par value $.002 per share (the "Common Stock"). Accordingly, the Company paid approximately $376, $482 and $490 in dividends in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The Series B Preferred Shares were convertible at the option of each Investor into shares of Common Stock at a conversion price of $10.00 per share, subject to anti-dilution and other customary adjustments. Upon conversion, the Investors would receive an aggregate of 750,000 shares of Common Stock. The Company also has the option to force such conversion in the event that it meets certain performance milestones. The Investors could have also forced redemption upon the occurrence of certain events of default.

The Company also issued to the Investors warrants (the “Warrants”) to purchase an aggregate of 375,000 shares of Common Stock, exercisable over a five-year period. The exercise price is $14.00 per share, subject to anti-dilution and other customary adjustments. Assuming no such adjustments, the exercise of all Warrants could result in additional gross proceeds to the Company of $5,250. The Warrants are callable by the Company in the event that it meets certain performance milestones.

Finally, the Company issued Additional Investment Rights to the Investors, entitling them over the next 18 months to purchase an aggregate of 375 additional Series B Preferred Shares (convertible into 375,000 shares of Common Stock) and Warrants to purchase an additional 187,500 shares of Common Stock. The Series B Preferred Shares and Warrants issuable upon exercise of the Additional Investment Rights have the same terms as the securities issued at closing. Assuming no anti-dilution or other adjustments, the exercise of all Additional Investment Rights followed by the exercise of all Warrants issuable upon exercise of the Additional Investment Rights could have resulted in additional gross proceeds to the Company of $6,375. In October 2005, the Additional Investment Rights granted to the holders of the Series B Preferred Shares expired unexercised.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

The Company recorded the relative fair value of all of the warrants and Additional Investment Rights in connection with this transaction of $2,904 against the amount of the redeemable convertible preferred stock as of April 20, 2004, which was calculated using the Black-Scholes valuation method, as well as $4,596 of a beneficial conversion feature in accordance with EITF 00-27 and such amounts were accreted over the three year period until the mandatory redemption date of the Preferred Stock, the third anniversary of closing. The Company recorded accretion of $1,809, $2,400 and $2,332 in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

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

As of July 1, 2006 the Series B Preferred Shares outstanding were 675, which were convertible into 675,000 shares of Common Stock of the Company in accordance with the conversion procedures of the Series B Preferred Shares.

On October 16, 2006, the Company redeemed 650 shares of its Series B Redeemable Convertible Preferred Stock (“Preferred Stock”) at a redemption price of $6,750. In addition to the cash consideration, equal to the face amount of the Preferred Stock and the related dividend, the Company also agreed to issue to the holder 100,000 additional Warrants to purchase common stock of the Company at a purchase price of $12 per share exercisable until October 2011 and agreed to adjust the Warrants issued in 2004 in connection with the initial purchase of the Preferred Stock to conform to the new Warrants. The amended Warrants issued in 2004, along with the additional Warrants issued in October 2006, resulted in additional non-cash dividends on the Preferred Stock of approximately $1,178.

The early redemption of the Preferred Stock extinguished all rights and preferences pertinent to the 650 shares of Preferred Stock, including actual dividends, deemed dividends (which are required to be deducted in the calculation of net income attributable to common shareholders and resulted in an increase in the net loss of $1,809, a decrease in net income of $2,400, and a increase in the net loss of $2,332 for the fiscal years ended June 30, 2007, 2006, and 2005, respectively), liquidation preferences and the right to convert the Preferred Stock into 650,000 shares of the Company's common stock at $10 per share. Subsequent to this redemption, only 25 shares of Preferred Stock held by another party remain outstanding. These remaining shares were redeemed for $250 in the fiscal year ended June 30, 2007 at their maturity date.

Note 16. Gain on Settlement of Lawsuit.

In January 2005, the Company received a $2,475 cash payment in connection with a multidistrict class action brought on behalf of direct purchases of vitamin products, in which the plaintiffs alleged violations of Section 1 of the Sherman Antitrust Act and other wrongful anti-competitive conduct violations of various federal and state laws.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Note 17. Quarterly Results.

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 2007 and 2006:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Note 18. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Nutraceuticals, Pharmaceuticals and Biotechnologies. The international sales, concentrated primarily in Europe, for the fiscal years ended June 30, 2007, 2006 and 2005 were $11,556, $9,937, and $5,808, respectively.

Financial information relating to the fiscal years ended June 30, 2007, 2006 and 2005 operations by business segment are as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 AND 2006 AND FOR THE
FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands, except share and per share amounts)

Note 19. Subsequent Events

Subsequent to the fiscal year ended June 30, 2007, the Company requested and received a waiver of the covenants from the Bank for the non-compliance of the financial covenants required in the Credit Facility and Term Credit Facility agreements (the "Credit Facilities") (See Note 7. Revolving Credit Facility and Restricted Cash. and Note 8. Term Credit Facility.). On September 27, 2007, we entered into an amendment with the Bank amending the Credit Facilities agreement, to extend the maturity from October 31, 2007 to December 31, 2007 under its revolving credit facility and to amend the quarterly interest rate under the revolving credit facility to equal LIBOR plus a spread that varies depending on the Company's covenant ratio of non-GAAP financial information. For the period from June 30, 2007 until compliance with the September 30, 2007 amended debt covenants, the interest rate will be LIBOR plus 3.0%. The amended facility requires us to meet specific financial ratios as of the end of calendar quarters, including the of net debt to tangible net worth, and the ratio of debt to EBITDA, with all terms as defined in the amended facility agreement. The ratio calculations are based on the Company's consolidated financial statements. In addition, Amalgamated Bank required a personal guaranty of E. Gerald Kay, the Company's Chief Executive Officer, Chairman of the Board and significant shareholder, for $4,500, which could be reduced to $3,000 if the borrowings are permanently reduced to $6,000 and once the Company is compliance with its covenants. Also, E. Gerald Kay, is required to pledge $1,500 of liquid assets, as defined in the amended agreement, in the aggregate as collateral by October 26, 2007. Furthermore, Carl DeSantis, a significant shareholder and Director of the Company, was required to pledge $1,500 as a personal guaranty, which shall be released upon the pledge of E. Gerald Kay's pledged assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 28, 2007

By: /s/ E. Gerald Kay

Name: E. Gerald Kay

Title: Chief Executive Officer

Date: September 28, 2007

By: /s/ Dina L. Masi

Name: Dina L. Masi

Title: Senior Vice President & Chief Financial Officer