Form 10-Q
period 2007-09-30
INTEGRATED BIOPHARMA INC
filed 2007-11-16
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-28876

INTEGRATED BIOPHARMA, INC.

(Exact name of small business registrant in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, NJ	07205
(Address of principal executive offices)	(Zip Code)

(888) 319-6962

(Registrant’s telephone number, including Area Code)

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

Yes	X	No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November12, 2007
Common Stock, $0.002 par value	13,953,747 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three Months Ended September 30, 2007

INDEX

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2007 and in registration statements and other securities filings by the Company.Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended September 30,	
	2007	2006
Sales, net	$ 12,626	$ 12,911
Cost of sales	9,021	8,531
Gross profit	3,605	4,380
Selling and administrative expenses	5,064	4,012
Operating (loss) income	(1,459)	368
Other expense, net	(287)	(27)
(Loss) income before income taxes	(1,746)	341
Federal and state income (benefit) tax, net	(426)	210
(Loss) income before minority interest	(1,320)	131
Minority interest	-	37
Net (loss) income	(1,320)	168
Deemed dividend from beneficial conversion feature of Series B Preferred stock dividend	-	(563)
Series B Preferred stock dividend	-	(119)
Net (loss) applicable to common shareholders	$ (1,320)	$ (514)
Net (loss) per common share:		
Basic	$ (0.09)	$ (0.04)
Diluted	$ (0.09)	$ (0.04)
Weighted average common shares outstanding	13,988,647	13,288,078
Dilutive potential shares:		
Warrants and options	-	-
Convertible preferred stock	-	-
Weighted average common shares outstanding - assuming dilution	13,988,647	13,288,078

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share amounts)

	(Unaudited) September 30, 2007	June 30, 2007
Assets		
Current Assets:		
Cash and cash equivalents	$ 1,524	$ 2,156
Accounts receivable, net	6,828	4,242
Inventories, net	16,427	16,282
Deferred income taxes	2,690	2,692
Other current assets	1,463	1,483
Total current assets	28,932	26,855
Property and equipment, net	4,275	4,377
Intangible assets, net	6,114	6,263
Restricted cash, related to term note payable	2,000	2,000
Deferred income taxes	4,651	4,122
Security deposits and other assets	592	592
Total Assets	$ 46,564	$ 44,209
Liabilities and Stockholders' Equity:		
Current Liabilities:		
Revolving credit facility	$ 7,500	$ 6,000
Current portion of term note payable	2,000	2,000
Accounts payable	5,551	3,594
Accrued expenses and other current liabilities	3,676	3,574
State income taxes payable	756	694
Total current liabilities	19,483	15,862
Term note payable - bank	8,000	8,000
Other long term payables	250	350
	27,733	24,212
Commitments and Contingencies		
Stockholders' Equity:		
Common Stock, $0.002 par value; 25,000,000 shares authorized; 13,988,647 shares issued at September 30, 2007 and June 30, 2007; 13,953,747 shares outstanding at September 30, 2007 and June 30, 2007	28	28
Additonal paid-in-capital	35,502	35,348
Accumulated deficit	(16,600)	(15,280)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,831	19,997
Total Liabilities and Stockholders' Equity	$ 46,564	$ 44,209

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2007		Three months ended September 30, 2006	
Cash flows from operating activities:				
Net (loss) income	$	(1,320)	$	168
Adjustments to reconcile net (loss) income to net cash used for operating activities:				
Depreciation and amortization		415		309
Deferred income taxes		(527)		69
Allowance for inventory reserves		-		12
Allowance for doubtful accounts		(1)		1
Consulting fee expense from restricted common stock issued		159		75
Compensation expense for employee stock options		154		88
Minority interest		-		(38)
Changes in assets and liabilities:				
(Increase) decrease in:				
Accounts receivable		(2,586)		34
Inventories		(145)		(3,943)
Prepaid expenses and other current assets		489		(179)
Security deposits and other assets		2		(34)
(Decrease) increase in:				
Accounts payable		1,957		1,789
Income taxes payable		62		77
Accrued expenses and other current liabilities		(626)		(169)
Net cash used in operating activities		(1,967)		(1,741)
Cash flows from investing activities:				
Purchase of intangible assets		(29)		(43)
Purchase of property and equipment		(136)		(107)
Net cash used in investing activities		(165)		(150)
Cash flows from financing activities:				
Proceeds from the exercise of stock options		-		133
Repayment of note payable - bank		-		(4,497)
Repayment of loan payable - TIS		-		(172)
Proceeds from revolving credit facility		5,500		5,000
Repayments under revolving credit facility		(4,000)		-
Funding of restricted cash under revolving credit facility		-		(2,000)
Dividends paid		-		(119)
Net cash provided by (used in) financing activities		1,500		(1,655)
Net decrease in cash and cash equivalents		(632)		(3,546)
Cash and cash equivalents at beginning of period		2,156		5,747
Cash and cash equivalents at end of period	$	1,524	$	2,201
Supplemental disclosures of cash flow information:				
Cash paid during the periods for:				
Interest	$	289	$	60
Income taxes	$	5	$	102
Supplemental disclosures of non-cash transactions:				
Deemed dividend from beneficial conversion feature of Series B Preferred stock	$	-	$	(563)
Restricted stock awards	$	-	$	108

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of PresentationThe accompanying consolidated financial statements for the interim periods are unaudited and include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (“10-K”), as filed with the SEC. The June 30, 2007 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending June 30, 2008 or for any other period.Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “INB”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, Pharmaceutical technical services through its contract research organization; and the biotechnology business which uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company’s customers are located primarily in the United States. The Nutraceutical segment includes InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. AgroLabs, Inc., which distributes and markets products carrying the “Naturally” label and natural and organic product ingredients. The Vitamin Factory, which sells private label Manhattan Drug products through mail order catalogs and the Internet. The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. In fiscal year 2007, The Organic Beverage Company, formerly Bioscience Technologies, Inc, completed the acquisition of the Syzmo™ product from BevSpec, Inc. (“BevSpec”), which is a USDA organic energy drink.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

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

Revenue Recognition. For product sales, the Company recognizes revenue when the product’s title and risk of loss transfers to the customer. The Company believes this revenue recognizing practice is appropriate because the Company’s sales policies meet the four criteria of SAB 104 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment. The Company recognizes income in its Hauser subsidiary upon monthly customer invoicing. The invoice amount is based upon on time and materials spent in the month.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

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

Earnings Per Share. In accordance with FASB Statement No. 128, “Earnings Per Share,” basic earnings per common share are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to anti-dilution limitations.

During the three months ended September 30, 2007 and 2006, options and warrants to purchase 3,208,852 and 4,877,144 shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses available to common shareholders during the periods.

During the period ended September 30, 2006, Convertible Series B Preferred Stock in the amount of 675,000 common share equivalents were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses available to common shareholders.

During the three months ended September 30, 2007 and 2006, options and warrants to purchase 2,385,833 shares and 1,480,500 shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

Recent Accounting Pronouncements. In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of July 1, 2007. The adoption of FIN 48, did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the three months ended September 30, 2007.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company does not expect SFAS 159 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF Issue 07-3) that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue 07-3 is effective for the Company with respect to new arrangements entered into beginning July 1, 2008. Currently the Company does not expect EITF Issue 07-3 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 2. Acquisition

In March 2007, we entered into an Asset Purchase Agreement (the "Agreement") with our wholly-owned subsidiary The Organic Beverage Company (“TOBC”) (formerly, Bioscience Technologies, Inc.), BevSpec, Inc., a Texas corporation ("BevSpec"), the shareholders of BevSpec (the "Shareholders") and certain other parties (together with the Shareholders, the "Seller Parties") pursuant to which TOBC acquired substantially all of the assets and business of BevSpec (the "Transferred Assets") and assumed certain payment obligations of BevSpec (the "Payment Obligations"). We paid approximately $308 to specified parties to satisfy the Payment Obligations. In addition, we issued 185,000 shares of our common stock (the "Share Consideration") to the Seller Parties. The Agreement was effective as of February 28, 2007. The Share Consideration is subject to a twelve-month lock-up and shall be held in escrow for such time to satisfy any indemnification obligations of the Seller Parties. The Seller Parties indemnification obligations for any breach of the Seller Parties representations and warranties in the Agreement are limited to the aggregate value of the Share Consideration held in escrow. The Seller Parties representations and warranties shall survive for a period of one year following the date of the Agreement.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

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

Note 3. Other Intangible Assets

Other intangible assets with indefinite lives are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit.

Other intangible assets consist of intellectual property, trademarks, license fees, and unpatented technology. The carrying amount of other intangible assets as of September 30, 2007 and June 30, 2007 is as follows:

Amortization expense recorded on the intangible assets for the three months ended September 30, 2007 and 2006 was $179 and $94, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years and is included in selling and administrative expenses.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

As of September 30, 2007, the Company owes a remaining balance of $1,050 under its intellectual property acquisition agreement, as amended, with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004, which has a maximum purchase price of $3,500. The remaining purchase price will be paid in the fiscal years ending June 30, 2008 and 2009, $700 and $350, respectively. These amounts are included in accrued expenses and other long-term payables at September 30, 2007, respectively.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of September 30, 2007 and June 30, 2007:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Property and Equipment

Property and equipment consists of the following as of September 30, 2007 and June 30, 2007:

Note 6. Revolving and Term Credit Facilities and Restricted Cash

As of September 30, 2007 and June 30, 2007, the Company had net borrowings aggregating $7,500 and $6,000 under its $15,000 revolving credit facility (“Revolving Credit Facility”) with Amalgamated Bank (the “Bank”). As of September 30, 2007 and June 30, 2007, the Company also had $10,000 outstanding under its five-year term note (“Term Note”), entered into in April 2007, (collectively “Credit Facilities”) with the Bank. On September 27, 2007, the Company and the Bank amended the Revolving Credit Facility, to extend the maturity from October 31, 2007 to December 31, 2007, to amend the quarterly interest rates under the Credit Facilities to equal LIBOR plus a spread that varies depending on the Company’s covenant ratio of non-GAAP financial information and to cap the amount available under the Revolving Credit Facility to $7,500. For the period from June 30, 2007 until compliance with the September 30, 2007 amended debt covenants, the interest rate will be LIBOR plus 3.0%. The amended Credit Facilities requires the Company to meet specific financial ratios as of the end of calendar quarters, including meeting agreed upon EBITDA, with all terms as defined in the amended facility agreement. The ratio calculations are based on the Company’s consolidated financial statements.

E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board and significant shareholder, has a personal guaranty for $4,500, which could be reduced to $3,000 if the borrowings are permanently reduced to $6,000 and the Company remains in compliance with its covenants for a three consecutive quarterly testing periods. Also, E. Gerald Kay, was required to pledge $1,500 of liquid assets by October 26, 2007, as defined in the amended agreement, in the aggregate, of which $750 of the required $1,500 has been pledged as of November 15, 2007 (See Note 12. Subsequent Events). Furthermore, Carl DeSantis, a significant shareholder and Director of the Company, has a personal guaranty in the amount $1,500, which shall be released upon the completion of the pledge of E. Gerald Kay’s $1,500 pledged assets. The Credit Facilities are also secured by a first priority lien on the Company’s accounts receivable, equipment, inventory and certain deposit accounts.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The interest rate under the Revolving Credit Facility is equal to, at the Company’s option, either (1), the lender’s publicly announced base rate, or (2) currently, 3.0% plus the applicable LIBOR rate. Interest is payable monthly, quarterly or semi-annually, at the Company’s election, in arrears not later than the end of each such period. As of September 30, 2007 and June 30, 2007, the weighted average interest rate was 7.03% and 6.90%, and the Company had accrued and unpaid interest of approximately $92 and $64, respectively. The Revolving Credit Facility also has a commitment fee equal to 0.50% per annum calculated on the unused amount of the facility. As of September 30, 2007 and June 30, 2007, the Company had approximately $33 and $22 in accrued and unpaid commitment fees, respectively.

As of September 30, 2007 and June 30, 2007 the weighted-average interest rate under the Term Note was 7.70% and 7.64% and the Company had accrued and unpaid interest of approximately $196 and $190, respectively. The Term Note requires that all principal be repaid in $1,000 semi-annual payments beginning October 4, 2007.

The Credit Facilities also contain covenants restricting our ability to, among other things: (1) incur or guarantee additional debt; (2) make any investments (other than in the ordinary course of business); (3) engage in any asset sales or dispose of any assets (other than in the ordinary course of business); (4) engage in transactions with affiliates; (5) incur liens; and (6) declare or pay dividends on its common stock and to maintain a minimum deposit balance with the lender (unless certain revenue and EBITDA thresholds are met). As of September 30, 2006, the Company has on deposit $2,000 with the lender to satisfy this covenant.

The Credit Facilities also provides for customary events of default, including non-payment defaults and covenant defaults. As of November 14, 2007, the Company was in violation of its requirement for E. Gerald Kay to pledge $1,500 under the amended credit facilities agreement. The Bank, on November 15, 2007, modified the amended credit facilities agreement extending E. Gerald Kay's remaining pledge of $750 of the required $1,500 pledge from October 26, 2007 to November 30, 2007 (See Note 12. Subsequent Events). The Company was in compliance with its other loan covenants at September 30, 2007.

Note 7. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $100. At September 30, 2007, the Company’s uninsured cash balances, including restricted cash, were approximately $3,197.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances $99 at both September 30, 2007 and June 30, 2007, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

(c) Major Customers. For the three months ended September 30, 2007 and 2006, approximately 32% or $3,980, 24% or $3,063 and 11% or $1,325 of revenues and approximately 42% or $5,406, 20% or $2,526 and 15% or $1,925 of revenues, respectively, were derived from the same three customers. The loss of any of these customers would have an adverse affect on the Company’s operations. Accounts receivable from these three customers comprised approximately 57% of total accounts receivable at September 30, 2007.

(d) Other Business Risks. The Company insures it business and assets against insurable risks, to the extent that it deems appropriate, based upon an analysis of the relative risks and costs. The Company believes that the risk of loss from non-insurable events would not have a material adverse effect on the Company’s operations as a whole.

The raw materials used by the Company are primarily commodities and agricultural-based products. Raw materials used by the Company in the manufacture of its Nutraceutical products are purchased from independent suppliers. Raw materials are available from numerous sources and the Company believes that it will continue to obtain adequate supplies.

Of the employees located in the Company’s New Jersey facility, approximately 58% the employees are covered by a union contract, which expires August 31, 2010.

Note 8. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company’s chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three months ended September 30, 2007 and 2006 on this lease was $188 and $187 respectively, and is included in both manufacturing and selling and administrative expenses.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $420 for the three months ended September 30, 2007 and approximately $411 for the three months ended September 30, 2006. Rent expense is stated net of sublease income of approximately $17 and $7 for the three months ended September 30, 2007 and 2006, respectively and is included in both cost of sales and selling and administrative expenses.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The minimum rental commitment for long-term non-cancelable leases is as follows:

(b) Intellectual Property Agreement. In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (or "CMB"), the Company entered into a technology transfer agreement, whereby the Company agreed to pay up to a maximum of $3,000 for certain technology developed by CMB over a five-year period. In addition to the technology transfer agreement, the Company entered into a research agreement, which requires several milestone payments related to achieving certain flu vaccine studies and our ongoing Anthrax studies. During the fiscal year ended June 30, 2006, the Company amended their agreement with CMB. to expand the scope of the technology transfer agreement and increased the amount of the purchase commitment to a maximum of $3,500. During fiscal year 2007, the Company amended their existing amended technology transfer and research agreement with CMB, to commercialize the developed process, production techniques and methodologies of the proprietary technology and intellectual property for external applications external. This amendment requires CMB to continue to conduct research to enhance, improve and expand the existing intellectual property, and for this research the Company has committed to make non-refundable payments of $2,000 per year for five years, aggregating to $10,000, beginning November 2009. In addition, the Company will make royalty payments to CMB based on receipts derived by the Company from sales of products utilizing the proprietary technology for a period of fifteen years. In turn, CMB shall pay the Company royalty payments for all receipts, if any, realized by CMB sales, licensing or commercialization of the intellectual property acquired by them for the same fifteen year period. Furthermore, CMB has agreed to expend at a minimum, an additional $2.0 million per year in the same timeframe as the Company for research and development on the intellectual property. A director of the Company is also a managing director of CMB.

As of September 30, 2007 and June 30, 2007, the Company has made payments of approximately $2,450, for the purchase commitment of $3,500, of which $1,050 is accrued, $700 is to be paid in fiscal year 2008, with the remaining to be paid in the fiscal year 2009.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

(c) Legal Proceedings. NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' July 2003 agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint sought damages of more than $5,000. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs filed a notice of appeal of that decision. On April 17, 2007, the Supreme Court, Appellate Division, First Department dismissed Plaintiffs' appeal for failure to perfect. Certain of the Defendants, including the Company, filed counter-claims against Plaintiffs for breach of the July 2003 agreement with NatEx and to collect on a $1,300 note. By order dated June 7, 2007, the Court granted summary judgment in favor Paxis on Plaintiffs' remaining claim, and granted summary judgment in favor of Defendants on their counterclaims against Plaintiffs. The Court subsequently entered judgment in favor of Paxis, dismissing Plaintiffs' complaint and in favor of the Company and against NatEx Georgia LLC in the amount of $1,300, plus interest, due on the Promissory Note. At a hearing on August 15, 2007, the Court granted Defendants' application to recover attorneys' fees from NatEx Georgia LLC and Vasili Patarkalishvili in the amount of $304. We believe, however, that NatEx Georgia LLC is insolvent, and further believe that we most likely will not be able to recover any of the judgment against Mr. Patarkalishvili.

(d) Paxis Purchase Agreement. In connection with the Company’s acquisition of Paxis from Trade Investment Services, LLC, which funded Paxis’ and Natex’s development, TIS has the right to receive twenty-five (25%) of the after-tax profits of Paxis until TIS has received an additional $49.5 million. At this time, the Company is unable to estimate the amount or timing of any potential contingent payments.

E. Gerald Kay, the Chief Executive Officer and a majority shareholder of INB; Robert Kay, the brother of E. Gerald Kay, a director and shareholder of INB; and Carl DeSantis, a director and shareholder of INB, each own one-third (1/3) of the equity of TIS.

(e) Consulting Agreement. In May 2007, the Company engaged Merriman Curhan Ford & Co., a financial advisor, to assist the Company with their review of a possible divestiture. In connection with the agreement, the Company issued 30,000 options to purchase the Company’s stock. The agreement was terminated in September 2007. (See Note 10. Equity Transactions).

Note 9. Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chairman of the Board. This agreement is on a month-to-month basis for $1 per month. The total consulting expense recorded per this verbal agreement for the three months ended September 30, 2007 and 2006 was $3, respectively. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $30 for each of the three months ended September 30, 2007 and 2006, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

See Note 8(a) - Leases for related party lease transactions.

Note 10. Equity Transactions

(a) Stock Option Plan and Warrants. There were 10,000 stock options and no warrants issued in the quarter ended September 30, 2007 and no stock options or warrants issued in the quarter ended September 30, 2006.

(b) Restricted Stock Award. There were no restricted stock award units issued in the quarter ended September 30, 2007. On August 3, 2006, the Company entered into a separate one-year financial services agreement with a financial advisor whereby it issued an initial 12,500 shares of its common stock and issued additional shares worth $15, on a monthly basis, calculated on the third day of each month by dividing $15 by the prior ten (10) day volume-weighted average closing share price of the common stock of the Company. As of September 30, 2007, the Company issued 22,220 shares of its common stock under this agreement. This agreement was terminated in January 2007.

In May 2007, the Company entered into a separate one-year financial advisor agreement (the “Engagement”), whereby it issued 30,000 shares of restricted stock of the Company to the financial advisor. As such, on the effective date, the Company recognized prepaid consulting expenses of $173 with a corresponding increase in equity. In September 2007, the Company terminated the Engagement with the financial advisor and charged off the remaining prepaid balance of approximately $151 to consulting fee expense during the three months ended September 30, 2007.

The shares of common stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated there under. These shares of common stock may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

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

The Company has divided its operations into three reportable segments as follows: Nutraceuticals, Pharmaceuticals and Biotechnologies. The international sales, concentrated primarily in Europe, for the three months ended September 30, 2007 and 2006 were $1,943 and $3,859 respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Financial information relating to the three months ended September 30, 2007 and 2006 operations by business segment is as follows:

Note 12. Subsequent Events

As of November 14, 2007, the Company was in violation of its requirement for E. Gerald Kay to pledge $1,500 under the amended credit facilities agreement. The Bank, on November 15, 2007, modified the Amended Credit Facilities extending the due date of E. Gerald Kay's remaining pledge of $750 of the required $1,500 pledge from October 26, 2007 to November 30, 2007 (See Note 6. Revolving and Term Credit Facilities and Restricted Cash).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report on Form 10-K.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; and Pharmaceutical technical services through its contract research organization. The Company’s customers are located primarily throughout the United States.

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

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. There have been no material changes in the calculation of these estimates since the audited financial statements at June 30, 2007.

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

We performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of September 30, 2007, the allowance for doubtful accounts was $0.1 million. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $0.1 million of income or expense.

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

The Company preformed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. If our estimates used to value inventory were in error by plus or minus one percent of the total inventory balance, the impact would be an additional $0.2 million of income or expense.

Long Lived Assets

Purchased intangibles consisting of patents and unpatented technological expertise, intellectual property, license fees and trade names purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives.

The Company records impairment losses on other intangible assets when events and circumstances indicated that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with Statement of Financial Accounting Standards (“SFAS”) No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Goodwill and Other Intangible Assets - The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized against earnings, but instead tested for impairment at least annually based on a fair-value approach as described in SFAS 142.

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

General – The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these items are presented in the condensed consolidated financial statements as reductions to sales. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, chargebacks and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company’s products, as well as gross margins of acquired entities.

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

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

For the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006

Sales, net. Sales, net, for the first quarter ended September 30, 2007 and 2006 were $12.6 million and $12.9 million, respectively, a decrease of $0.3 million or 2.2%. The decrease is comprised of the following:

For the three months ended September 30, 2007, approximately 67% of total net sales were derived from three customers as compared 77% of total net sales for the three months ended September 30, 2006. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our propriety branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market.

Sales, net for the three months ended September 30, 2007 and 2006 were $12.6 million and $12.9 million, respectively, a decrease of approximately $0.3 million or 2.2%. This decrease is primarily the result of a decrease in the Company’s Nutraceuticals Segment of approximately 5.4%, offset by increases in our other two business segments. For the quarter ended September 30, 2007, our branded proprietary Nutraceutical product line increased approximately $1.5 million primarily due to the timing of promotional programs at our club stores and an approximate 3% increase in sales at the retail sales outlets as compared to the quarter ended September 30, 2006. This was off-set by a decrease in the Company’s contract manufacturing products of approximately $2.2 million primarily due to lower international reorders from our customers. The remaining increase of $0.1 million in the Nutraceutical product line was mainly attributable to the Syzmo™ product.

Pharmaceuticals sales for the three months ended September 30, 2007 were $1.8 million compared to $1.6 million, an increase of $0.2 million or 12.6% from the comparable period. This increase is primarily due to increased sales of approximately $0.5 million of the Company’s Approved Pharmaceutical Ingredients (API) in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. Additionally, our Contract Research Organization (CRO) business had decreased sales of approximately $0.3 million in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.

Our Biotechnologies Segment did not significantly contribute to our net sales and gross profits in the quarters ended September 30, 2007 and 2006.

Cost of sales. Cost of sales increased to $9.0 million for the three months ended September 30, 2007 as compared to $8.5 million for the three months ended September 30, 2006. Cost of sales increased as a percentage of sales to 72% for the three months ended September 30, 2007 as compared to 66% for the three months ended September 30, 2006.

The cost of sales for our Nutraceutical segment remained flat at $7.4 million for each of the three months ended September 30, 2007 and 2006, respectively. As a percentage of net sales, the cost of sales increase 3.0%, from 66.2% for the three months ended September 30, 2006 to 69.2% for the three months ended September 30, 2007. This increase is primarily a result of the decline in sales volumes for our contract manufacturing products as a majority of our manufacturing costs are fixed, which will increase the cost of sales as a percentage of sales as there are fewer sales to spread the fixed costs over.

The Pharmaceutical segments cost of sales was $1.6 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively. As a percentage of net sales, the cost of sales increased 21.5%, from 66.3% to 87.8% for the three months ended September 30, 2006 and 2007, respectively. This increase is due to lower sales in our CRO business, which resulted in an increased cost of sales as the majority of the costs are fixed and associated to salaries and employee benefits and excess manufacturing capacity in our API business. If our net sales continue to grow in our API business, we will be able to absorb more of our manufacturing costs, thereby decreasing our cost of goods sold on the future sales.

Selling and Administrative Expenses. Selling and administrative expenses were $5.1 million for the three months ended September 30, 2007, an increase of $1.1 million or 26.2% as compared with $4.0 million for the three months ended September 30, 2006. As a percentage of sales, net, selling and administrative expenses were 40.1% for the three months ended September 30, 2007 and 31.0% for the prior comparable period.

Selling and administrative expenses for our Nutraceuticals segment were $3.6 million for the three months ended September 30, 2007, an increase of $0.8 million or 28.8% as compared with $2.8 million for the three months ended September 30, 2006. As a percentage of sales, net, selling and administrative expenses were 33.6% for the three months ended September 30, 2007 and 24.6% for the prior comparable period.

During the three months ended September 30, 2007, our selling and administrative expenses in our Nutraceutical Segment related to entities we acquired or divested during fiscal year 2007 added additional costs of approximately $0.7 million. The Organic Beverage Company (TOBC) increased the Nutraceuticals segment’s total selling and administrative expenses for the three months ended September 30, 2007 by $0.8 million, which was partially offset by a decrease in Micro Nutrition, Inc.’s selling and administrative expenses of $0.1 million included in the results for the three months ended September 30, 2006.

Excluding the selling and administrative expenses related to legal entities acquired or divested during the fiscal year ended June 30, 2007, our selling and administrative expenses in our Nutraceuticals Segment increased $0.1 million from the prior comparable period. This increase is a result of approximately $0.1 million of higher consulting and other professional fees, due to the termination of our financial advisor we hired in May 2007 to evaluate possible divestures and approximately another $0.1 million for increased advertising and marketing expenses related to our proprietary Nutraceutial product lines. This was offset by a net reduction in salaries and employee benefits of $0.1 million primarily associated to a bonus earned in the three months ended September 30, 2006.

The Pharmaceutical selling and administrative expenses remained flat at approximately $1.0 million for each of the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

The Biotechnologies selling and administrative expenses were $0.5 and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. The increase in the current fiscal period is primarily due to higher consulting and other professional fees associated with negotiations of the purchase of additional technology.

Other expense, net. Other expense, net increased approximately $0.3 million for the three months ended September 30, 2007 primarily attributable to, an increase in interest expense due to the increased average total of outstanding obligations for the period ending September 30, 2007 as compared to September 30, 2006. In addition, interest income decreased for the quarter ended September 30, 2007 as compared to 2006 due to a lower cash and cash equivalents balance.

Federal and state income tax, net. Federal and state income tax increased from a tax expense of $0.2 million for the three months ended September 30, 2006 to a tax benefit of $0.4 million for the three months ended September 30, 2007. Our effective tax rate decreased from 61.7% to (24.4)%. The dollar amount decrease and the decrease in our effective tax rates are primarily a result of our operating loss of $1.7 million for the quarter ended September 30, 2007 as compared to operating income of $0.3 million for the quarter ended September 30, 2006. Additionally, in the three months ended September 30, 2007, we had a net deferred federal tax benefit of approximately $0.5 million as compared to an expense of approximately $0.1 million in the three months ended September 30, 2006 as a result of an increase in the net operating loss carry-forward.

Net loss. The Company’s net loss for the three months ended September 30, 2007 was $1.3 million as compared to net income of $0.2 million for the three months ended September 30, 2006. This decrease of approximately $1.5 million is primarily the result of a decrease in gross profit in our Nutraceuticals and Pharmaceutical segment of approximately $0.5 million and $0.3 million, respectively, an increase in selling and administrative expenses of $1.1 million primarily attributable to the Nutraceuticals segment, and an increase in other expense of approximately $0.3 million primarily attributable to increased interest expenses, off-set in part by a federal and state income tax benefit of approximately $0.4 million, mainly attributable to the increase in our deferred tax assets.

Seasonality. The Company’s results of operations in its Pharmaceuticals and Biotechnologies segments are not significantly affected by seasonal factors. The Nutraceutical business segment tends to be seasonal. The Company has found that in its first fiscal quarter ending in September, orders for its branded proprietary Nutraceutical products slow (absent the addition of new customers with a significant first time order), as buyers in their markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in the Company’s second fiscal quarter, ending in December, orders for its products increase as the demand for the Company’s branded Nutraceutical products seems to increase in late December to early January as consumers become health conscious as they enter the new year.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

At September 30, 2007, the Company’s working capital was $9.5 million, a decrease of $1.5 million over working capital at June 30, 2007 of $11.0 million. Cash and cash equivalents were $1.5 million at September 30, 2007, a decrease of $0.6 million from June 30, 2007.

Net cash used in operating activities of $2.0 million for the three months ended September 30, 2007 resulted primarily from a net loss of $1.3 million. After excluding the effects of non-cash expenses, including deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was $1.1 million. Additional cash used of approximately $0.8 million was the result of an increase in accounts receivable of $2.6 million, inventory of $0.1 million and a decrease of accrued expenses and other liabilities of $0.6 million, these reductions to cash were partially offset by, an increase in accounts payable and income taxes payable of $2.0 million and a decrease in prepaid expenses and other assets of approximately $0.5 million.

Net cash used in operating activities of $1.7 million for the three months ended September 30, 2006 resulted from net income of $0.2 million. After excluding the effects of non-cash expenses, including deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash provided before the effect of the changes in working capital components was $0.7 million. Cash used for working capital components of approximately $2.4 million was the result of an increase in inventory of $3.9 million, prepaid expenses and other current and non current assets of approximately $0.2 million and a decrease of accrued expenses and other liabilities of $0.2 million, these reductions to cash were partially offset by, an increase in accounts payable and income taxes payable of $1.9 million.

The Company used $0.2 million of cash in investing activities for both the three months ended September 30, 2007 and 2006, respectively, primarily to purchase property and equipment.

Cash provided by financing activities of $1.5 million as compared to cash used in financing activities of $1.7 million for the three months ending September 30, 2007 and 2006, respectively. Cash provided during the three months ended September 30, 2007 was the result of a net increase in borrowings of the revolving credit facilities. The use of cash in financing activities for the three months ended September 30, 2006 was mainly attributable to a required deposit of $2.0 million, in an interest bearing certificate of deposit, with our lender in connection with our revolving credit facilities.

We believe anticipated sales for the fiscal year, current cash balances and our existing credit facilities will provide a significant portion of our cash needs and that we need to seek additional capital to support our Biotechnologies segment in order for us to meet our cash needs for all of our business segment operations and contractual commitments in fiscal 2008. Absent additional sourcing, we may need to decrease our spending in our Business Segments that are net users of cash. We believe that we will be successful in obtaining these additional sources of financing; however there can be no assurances that we will.

The Company’s total annual commitments at September 30, 2007 for long term non-cancelable leases of approximately $0.9 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2007 and 2006 were $0.2 million for each period, respectively. The Company has budgeted approximately $1.0 million for capital expenditures for fiscal 2008. The total amount is expected to be funded from cash provided from its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of July 1, 2007. We adopted Interpretation No. 48 effective July 1, 2007, and the impact to our consolidated financial position, results of operations and cash flows was not material.

In September 2006, the FASB issue SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We do not expect SFAS No. 159 to have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for the Company with respect to new arrangements entered into beginning July 1, 2008. Currently we do not expect EITF Issue No. 07-3 to have a material impact on our consolidated financial position, results of operations and cash flows.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' July 2003 agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint sought damages of more than $5.0 million. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs filed a notice of appeal of that decision. On April 17, 2007, the Supreme Court, Appellate Division, First Department dismissed Plaintiffs' appeal for failure to perfect. Certain of the Defendants, including the Company, filed counter-claims against Plaintiffs for breach of the July 2003 agreement with NatEx and to collect on a $1.3 million note. By order dated June 7, 2007, the Court granted summary judgment in favor Paxis on Plaintiffs' remaining claim, and granted summary judgment in favor of Defendants on their counterclaims against Plaintiffs. The Court subsequently entered judgment in favor of Paxis, dismissing Plaintiffs' complaint and in favor of the Company and against NatEx Georgia LLC in the amount of $1.3 million, plus interest, due on the Promissory Note. At a hearing on August 15, 2007, the Court granted Defendants' application to recover attorneys' fees from NatEx Georgia LLC and Vasili Patarkalishvili in the amount of $304,000. We believe, however, that NatEx Georgia LLC is insolvent, and further believe that we most likely will not be able to recover any of the judgment against Mr. Patarkalishvili.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2007, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

Date: November 15, 2007

By: /s/ E. Gerald Kay

Name: E. Gerald Kay

Title: Chief Executive Officer

Date: November 15, 2007

By: /s/ Dina L. Masi

Name: Dina L. Masi

Title: Chief Financial Officer & Senior Vice President