Form 10-Q
period 2007-12-31
INTEGRATED BIOPHARMA INC
filed 2008-02-19
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	X	Smaller reporting company

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at February 11, 2008
Common Stock, $0.002 par value	14,491,126 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three and Six Months Ended December 31, 2007
INDEX

		Page
	Part I. Financial Information
Item 1.	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2007 and 2006 (unaudited)	2
	Condensed Consolidated Balance Sheets as of December 31, 2007 (unaudited) and June 30, 2007	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended December 31, 2007 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2007 and 2006 (unaudited)	5
	Notes to Condensed Consolidated Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	51

	Part II. Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 5.	Other Information	56

Item 6.	Exhibits	56
	Other
Signatures		57

Disclosure Regarding Forward-Looking StatementsCertain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2007 and in registration statements and other securities filings by the Company.Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited) December 31, 2007	June 30, 2007
Assets		
Current Assets:		
Cash and cash equivalents	$ 3,880	$ 2,156
Accounts receivable, net	3,515	4,242
Inventories, net	13,056	16,282
Deferred income taxes	4,088	2,692
Restricted cash, related to term note payable	2,000	-
Other current assets	1,411	1,483
Total current assets	27,950	26,855
Property and equipment, net	4,132	4,377
Intangible assets, net	6,106	6,263
Restricted cash, related to term note payable	-	2,000
Deferred income taxes	3,613	4,122
Security deposits and other assets	286	592
Total Assets	$ 42,087	$ 44,209
Liabilities and Stockholders' Equity:		
Current Liabilities:		
Revolving credit facility	$ 7,500	$ 6,000
Current portion of term note payable	9,000	2,000
Accounts payable	5,766	3,594
Accrued expenses and other current liabilities	3,048	3,574
State income taxes payable	605	694
Total current liabilities	25,919	15,862
Term note payable - bank	-	8,000
Other long term payables	-	350
	25,919	24,212
Commitments and Contingencies		
Stockholders' Equity:		
Common Stock, $0.002 par value; 25,000,000 shares authorized; 14,354,359 and 13,988,647 shares issued at December 31, 2007 and June 30, 2007, respectively; 14,319,549 and 13,953,747 shares outstanding at December 31, 2007 and June 30, 2007, respectively	29	28
Additional paid-in-capital	36,484	35,348
Accumulated deficit	(20,246)	(15,280)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	16,168	19,997
Total Liabilities and Stockholders' Equity	$ 42,087	$ 44,209

See accompanying notes to condensed consolidated financial statements.

	Six months ended December 31, 2007	Six months ended December 31, 2006
Cash flows from operating activities:		
Net (loss) income	$ (4,966)	$ 1,266
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:		
Depreciation and amortization	812	629
Deferred income taxes	(887)	526
Loss on investments	254	171
Allowance for inventory reserves	2,404	25
Allowance for doubtful accounts	12	(13)
Consulting fee expense from restricted common stock issued	159	186
Compensation expense for employee stock options	1,038	149
Minority interest	-	(38)
Changes in assets and liabilities:		
(Increase) decrease in:		
Accounts receivable	714	635
Inventories	823	(3,307)
Other current assets	294	(65)
Security deposits and other assets	53	(42)
(Decrease) increase in:		
Accounts payable	2,172	(228)
Income taxes payable	(109)	302
Accrued expenses and other current liabilities	(1,138)	(322)
Net cash provided by (used in) operating activities	1,635	(126)
Cash flows from investing activities:		
Purchase of intangible assets	(69)	(364)
Purchase of property and equipment, net disposals	(241)	(322)
Net cash used in investing activities	(310)	(686)
Cash flows from financing activities:		
Proceeds from the exercise of stock options	99	733
Repayment of note payable - bank	-	(4,497)
Repayment of loan payable - TIS	-	(172)
Proceeds from revolving credit facility	5,500	13,500
Repayments under revolving credit facility	(4,000)	-
Repayments under term loan	(1,000)	-
Funding of restricted cash under revolving credit facility	-	(2,000)
Redemption of Preferred Stock Series B	-	(6,500)
Dividends paid	-	(371)
Net cash provided by financing activities	599	693
Net increase (decrease) in cash and cash equivalents	1,924	(119)
Cash and cash equivalents at beginning of period	2,156	5,747
Cash and cash equivalents at end of period	$ 4,080	$ 5,628
Supplemental disclosures of cash flow information:		
Cash paid during the periods for:		
Interest	$ 552	$ 79
Income taxes	$ 210	$ 141
Supplemental disclosures of non-cash transactions:		
Deemed dividend from beneficial conversion feature of Series B Preferred stock	$ -	$ (1,783)
Deemed preferred dividends from issuance of warrants	$ -	$ (1,178)
Restricted stock awards	$ -	$ 153

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of PresentationThe accompanying consolidated financial statements for the interim periods are unaudited and include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (“10-K”), as filed with the SEC. The June 30, 2007 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results for the full fiscal year ending June 30, 2008 or for any other period.Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “INB”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, Pharmaceutical technical services through its contract research organization; and the biotechnology business which uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company’s customers are located primarily in the United States. The Nutraceutical segment includes InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. AgroLabs, Inc., which distributes and markets products carrying the “Naturally” label and natural and organic product ingredients. The Vitamin Factory, which markets and sells private label Manhattan Drug products through mail order catalogs and the Internet. The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. In fiscal year 2007, The Organic Beverage Company, formerly Bioscience Technologies, Inc, completed the acquisition of the Syzmo™ product from BevSpec, Inc. (“BevSpec”), which is a USDA organic energy drink.

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

The Biotechnologies segment includes InB:Biotechnologies, Inc. (“InB:Biotech”), which is focused on the discovery, development and commercialization of proprietary products from plants. The Company is developing its patented plant-based expression technologies for the production of vaccines, antibodies and other therapeutic proteins. InB:Biotech is also using plants as sources of novel, high quality nutritional supplements. InB:Biotech’s patented process for the hydroponic growth of edible plants causes them to accumulate high levels of important nutritional minerals. In November 2007, the Company entered into a seperation agreement with InB:Biotech whereby it intends to spin off to the Company's shareholders.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

•	sales returns and allowances;

•	trade marketing and merchandising;

•	allowance for doubtful accounts;

•	inventory valuation;

•	valuation and recoverability of long-lived and intangible assets, including goodwill, including the values assigned to acquired intangible assets;

•	income taxes and valuation allowance on deferred income taxes, and;

•	accruals for, and the probability of, the outcome of current litigation.

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

Revenue Recognition. For product sales, the Company recognizes revenue when the product’s title and risk of loss transfers to the customer. The Company believes this revenue recognizing practice is appropriate because the Company’s sales policies meet the four criteria of SAB 104 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment. The Company recognizes income in its Hauser subsidiary upon monthly customer invoicing. The invoice amount is based upon time and materials spent in the month.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Shipping and Handling Costs. Shipping and handling costs are included in cost of sales.

Trade Marketing and Merchandising. In order to support the Company’s proprietary Nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period.

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

During the six months ended December 31, 2007 and 2006, options and warrants to purchase 2,443,852 and 4,398,818 shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods.

During the three and six months ended December 31, 2006, Convertible Series B Preferred Stock in the amount of 250,000 common share equivalents were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

During the three months ended December 31, 2007 and 2006, options and warrants to purchase 2,540,567 shares and 1,493,500 shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Recent Accounting Pronouncements. In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of July 1, 2007. The adoption of FIN 48, did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows for the three and six months ended December 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Other intangible assets consist of intellectual property, trademarks, license fees, and unpatented technology. The carrying amount of other intangible assets as of December 31, 2007 and June 30, 2007 is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Amortization expense recorded on the intangible assets for the three and six months ended December 31, 2007 and 2006 was $148 and $94, and $326 and $188, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

As of December 31, 2007, the Company owes a remaining balance of $1,150 under its intellectual property acquisition agreement, as amended, with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004, which has a maximum purchase price of $3,600. The remaining purchase price will be paid in the fiscal years ending June 30, 2008 and 2009, $800 and $350, respectively. These amounts are included in accrued expenses at December 31, 2007.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of December 31, 2007 and June 30, 2007:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Property and Equipment

Property and equipment consists of the following as of December 31, 2007 and June 30, 2007:

Note 6. Revolving and Term Credit Facilities and Restricted Cash

As of December 31, 2007 and June 30, 2007, the Company had net borrowings aggregating $7,500 and $6,000 under its $15,000 revolving credit facility (“Revolving Credit Facility”) with Amalgamated Bank (the “Bank”). As of December 31, 2007 and June 30, 2007, the Company also had $9,000 and $10,000, respectively, outstanding under its five-year term note (“Term Note”), entered into in April 2007, (collectively “Credit Facilities”) with the Bank. On September 27, 2007, the Company and the Bank amended the Revolving Credit Facility, to extend the maturity from October 31, 2007 to December 31, 2007, to amend the quarterly interest rates under the Credit Facilities to equal LIBOR plus a spread that varies depending on the Company’s covenant ratio of non-GAAP financial information and to cap the amount available under the Revolving Credit Facility to $7,500. For the period from June 30, 2007 until compliance with the December 31, 2007 amended debt covenants, the interest rate will be LIBOR plus 3.0%.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board and a significant shareholder, has a personal guaranty for $4,500, which could be reduced to $3,000 if the borrowings are permanently reduced to $6,000 and the Company remains in compliance with its covenants for a three consecutive quarterly testing periods. Also, E. Gerald Kay, pledged $1,500 of liquid assets, as defined in the amended agreement. Furthermore, Carl DeSantis, a significant shareholder and Director of the Company, has a personal guaranty in the amount $1,500. The Credit Facilities are also secured by a first priority lien on the Company’s accounts receivable, equipment, inventory and certain deposit accounts.

The interest rate under the Revolving Credit Facility is equal to, at the Company’s option, either (1), the lender’s publicly announced base rate, or (2) currently, 3.0% plus the applicable LIBOR rate. Interest is payable monthly, quarterly or semi-annually, at the Company’s election, in arrears not later than the end of each such period. As of December 31, 2007 and June 30, 2007, the weighted average interest rate was 7.14% and 6.90%, and the Company had accrued and unpaid interest of approximately $183 and $64, respectively. The Revolving Credit Facility also has a commitment fee equal to 0.50% per annum calculated on the unused amount of the facility. As of December 31, 2007 and June 30, 2007, the Company had approximately $43 and $22 in accrued and unpaid commitment fees, respectively.

As of December 31, 2007 and June 30, 2007 the weighted-average interest rate under the Term Note was 7.74% and 7.64% and the Company had accrued and unpaid interest of approximately $225 and $190, respectively. The Term Note requires that all principal be repaid in $1,000 semi-annual payments beginning October 4, 2007. In December 2007, the Company and the Bank agreed to pay principal in equal monthly installments of $167 and interest on a monthly basis.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The Credit Facilities also contain covenants restricting our ability to, among other things: (1) incur or guarantee additional debt; (2) make any investments (other than in the ordinary course of business); (3) engage in any asset sales or dispose of any assets (other than in the ordinary course of business); (4) engage in transactions with affiliates; (5) incur liens; and (6) declare or pay dividends on its common stock and to maintain a minimum deposit balance with the lender (unless certain revenue and EBITDA thresholds are met). As of December 31, 2007 and 2006, the Company has $2,000 on deposit with the lender to satisfy this covenant.

The Credit Facilities also provides for customary events of default, including non-payment defaults and covenant defaults. As of December 31, 2007, the Company was in technical default with its other loan covenants consequently, in December 2007, the Company and the Bank entered into a letter of understanding which included, among other things, that the Company repay the Term Note in monthly installments of $167, including accrued and unpaid interest and extending the due date of the revolving credit facility from December 31, 2007 to January 31, 2008 at which time the Bank would permit the Company to use $2,000 of the existing Restricted Cash collateral at the Bank and the balance of $5,500 to come from additional capital in the form of Convertible Preferred Stock as the form of repayment, as described in Note 13. Subsequent Events.

In February 2008, the Company and the Bank agreed that it would repay in its entirety the outstanding principal and interest under its Credit Facilities of approximately $16,600 with proceeds that the Company will receive upon the completion of the Company’s contemplated Securities Purchase Agreements described in Note 13. Subsequent Events. The Bank will also release the $2,000 of Restricted Cash the Bank is currently holding as collateral. As of December 31, 2007, the Term Note has been classified as a current liability.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 7. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $100. At December 31, 2007, the Company’s uninsured cash balances, including restricted cash, were approximately $4,407.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances was $111 and $99 at December 31, 2007 and June 30, 2007, respectively.

(c) Major Customers. For the six months ended December 31, 2007 approximately 26% or $6,742 and 30% or $7,907 of revenues were derived from two customers. For the six months ended December 31, 2006 approximately 32% or $10,959, 27% or $9,003 and 17% or $5,829 of revenues, respectively, were derived from three customers, which are among the two customers for the six months ended December 31, 2007. For the three months ended December 31, 2007 and 2006, approximately 31% or $4,205, 27% or $3,667 and 19% or $2,549 of revenues and approximately 36% or $7,483, 27% or $5,661 and 17% or $3,557 of revenues, respectively, were derived from the same three customers. The loss of any of these customers would have an adverse affect on the Company’s operations. Accounts receivable from these three customers comprised approximately 77.7% of total accounts receivable at December 31, 2007.

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

Note 8. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company’s chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payments of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. For the three and six months ended December 31, 2007 and 2006, rent expense on this lease was $162 and $170, and $358 and $357, respectively, and is included in both manufacturing and selling and administrative expenses.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring through May 31, 2015, for to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $449 and $424 for the three months ended December 31, 2007 and 2006, respectively, and approximately $885 and $835 for the six months ended December 31, 2007 and 2006, respectively. Rent expense is stated net of sublease income of approximately $19 and $7 and $40 and $14, for the three and six months ended December 31, 2007 and 2006, respectively and is included in both cost of sales and selling and administrative expenses.

The minimum rental commitment for long-term non-cancelable leases is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

(b) Intellectual Property Agreement. In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (or “CMB”), the Company entered into a technology transfer agreement, whereby the Company agreed to pay up to a maximum of $3,000 for certain technology developed by CMB over a five-year period. In addition to the technology transfer agreement, the Company entered into a research agreement, which requires several milestone payments related to achieving certain flu vaccine studies and our ongoing Anthrax studies. In December 2007, the Company further amended the agreement to the maximum purchase price of $3,600. During fiscal year 2007, the Company amended their existing amended technology transfer and research agreement with CMB, to commercialize the developed process, production techniques and methodologies of the proprietary technology and intellectual property for external applications external. This amendment requires CMB to continue to conduct research to enhance, improve and expand the existing intellectual property, and for this research the Company has committed to make non-refundable payments of $2,000 per year for five years, aggregating to $10,000, beginning November 2009. In addition, the Company will make royalty payments to CMB based on receipts derived by the Company from sales of products utilizing the proprietary technology for a period of fifteen years. In turn, CMB shall pay the Company royalty payments for all receipts, if any, realized by CMB sales, licensing or commercialization of the intellectual property acquired by them for the same fifteen year period. Furthermore, CMB has agreed to expend at a minimum, an additional $2.0 million per year in the same timeframe as the Company for research and development on the intellectual property. During the fiscal year ended June 30, 2006, the Company amended their agreement with CMB to expand the scope of the technology transfer agreement and increased the amount of the purchase commitment. A director of the Company is also a managing director of CMB.

As of December 31, 2007 and June 30, 2007, the Company has made payments of approximately $2,450, for the purchase commitment of $3,600, of which $1,150 is accrued, $800 is to be paid in fiscal year 2008, with the remaining to be paid in the fiscal year 2009.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

(c) Legal Proceedings. NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' July 2003 agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint sought damages of more than $5,000. By order dated January 6, 2006, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs filed a notice of appeal of that decision. On April 17, 2007, the Supreme Court, Appellate Division, First Department dismissed Plaintiffs' appeal for failure to perfect. Certain of the Defendants, including the Company, filed counter-claims against Plaintiffs for breach of the July 2003 agreement with NatEx and to collect on a $1,300 note. By order dated June 7, 2007, the Court granted summary judgment in favor Paxis on Plaintiffs' remaining claim, and granted summary judgment in favor of Defendants on their counterclaims against Plaintiffs. The Court subsequently entered judgment in favor of Paxis, dismissing Plaintiffs' complaint and in favor of the Company and against NatEx Georgia LLC in the amount of $1,300, plus interest, due on the Promissory Note. At a hearing on August 15, 2007, the Court granted Defendants' application to recover attorneys' fees from NatEx Georgia LLC and Vasili Patarkalishvili in the amount of $304. At this time the Company is unable to estimate the amount, if any, or timing of possible recovery of the judgments against Natex or Mr. Patarkalishvili.

(d) Paxis Purchase Agreement. In connection with the Company’s acquisition of Paxis from Trade Investment Services, LLC (“TIS”), which funded Paxis’ and Natex’s development, TIS has the right to receive twenty-five (25%) of the after-tax profits of Paxis until TIS has received an additional $49.5 million. At this time, the Company is unable to estimate the amount or timing of any potential contingent payments.

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

(e) Consulting Agreement. In May 2007, the Company engaged Merriman Curhan Ford & Co., a financial advisor, to assist the Company with their review of a possible divestiture. In connection with the agreement, the Company issued 30,000 restricted shares of the Company’s common stock. The agreement was terminated in September 2007. (See Note 10. Equity Transactions).

Note 9. Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chairman of the Board. This agreement is on a month-to-month basis for $1 per month. The total consulting expense recorded per this verbal agreement was $3 and $6 for both the three and six month periods ended December 2007 and 2006, respectively. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $30 and $60 for both the three and six month periods ended December 31, 2007 and 2006, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

In September 2007, the Company entered into a Consultancy Agreement (the “Agreement”) with three individuals (the “Consultants”), two of whom are also employees of CDS International Holding, Inc., an entity controlled by a significant shareholder and director of the Company. The Agreement is for one year, subject to termination by the Company for any reason with three months notice and will automatically renew at the end of each one-year term unless cancelled in writing by either party with one months written notice. The Company is to pay the Consultants $15 per month (the Agreement was modified in December 2007 to increase the monthly payment to $25 per month effective January 2008) and grant an aggregate of 500,000 in stock options and/or restricted stock awards under the Company’s Stock Option Plan (the “Stock Compensation”) and participate in any Company bonus program adopted by the Company’s Board of Directors. The Stock Compensation is an annual award and each award will vest one-third on the grant date and one-third on each of the first and second anniversaries on each September 1 after the grant date. In the three and six months ended December 31, 2007, the Company paid $15 and $45, respectively in cash payments and recognized non cash compensation expense of $567 in the three and six months ended December 31, 2007.

See Note 8(a) - Leases for related party lease transactions.

Note 10. Equity Transactions

(a) Stock Option Plan and Warrants. There were 690,800 stock options and no warrants issued in the six months ended December 31, 2007 and no stock options or warrants issued in the six months ended December 31, 2006.

(b) Restricted Stock Award. There were 735,000 restricted stock award units issued in the six months ended December 31, 2007.

In May 2007, the Company entered into a separate one-year financial advisor agreement (the “Engagement”), whereby it issued 30,000 shares of restricted stock of the Company to the financial advisor. As such, on the effective date, the Company recognized prepaid consulting expenses of $173 with a corresponding increase in equity. In September 2007, the Company terminated the Engagement with the financial advisor and charged off the remaining prepaid balance of approximately $151 to consulting fee expense during the six months ended December 31, 2007.

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

Note 11. Income Taxes

As of December 31, 2007 the Company's effective tax benefit rate changed from 20% to 14%. This change in the effective rate is primarily a result of an additional valuation allowance of $1,383 million closing the fiscal year 2008 as a result of the impending spin-off of the Biotechnologies segment, for which the Company's carry-forward losses will not be able to be utilized.

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

The Company has divided its operations into three reportable segments as follows: Nutraceuticals, Pharmaceuticals and Biotechnologies. The international sales, concentrated primarily in Europe, for the three and six months ended December 31, 2007 and 2006 were $2,410 and $4,611, and $4,217 and $8,470, respectively.

Financial information relating to the three and six months ended December 31, 2007 and 2006 operations by business segment is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 13. Subsequent Events

On February 19, 2008, the Company entered into two Securities Purchase Agreements relating to a private placement of securities to two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which when consummated will result in gross proceeds of $17,500 to the Company.  The Company expects to consummate the private placement in the near future following satisfaction of customary closing conditions.  The private placement involves the sale of (i) 6,000 shares of newly designated Series C Convertible Preferred Stock (the “Series C Preferred”) with a stated value of $1 per share, (ii) $4,500 in principal amount of 9.5% Convertible Promissory Notes (the “Convertible Notes”), and (iii) $7,000 in principal amount of 8.0% Promissory Notes (the “Notes” and, together with the Series C Preferred and the Convertible Notes, the “Securities”). The Notes and the Convertible Notes will be secured by a pledge of substantially all of the Company's assets. The Company expects to use approximately $16,400 of the proceeds of the private placement to retire in full its credit facilities with Amalgamated Bank and expects to use the remaining balance of $1,100 plus a release of the $2,000 of restricted cash in the aggregate, of approximately $3,100 for general working capital purposes.

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

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, pending divestitures, future economic conditions, revenue, pricing, gross margin and costs, the tax rate, and pending legal proceedings. We are focusing on efforts to improve operational efficiency and reduce spending that may result in several actions that could have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.

For the remaining six months of fiscal year 2008, we expect consolidated net sales to be between $25.0 million and $29.0 million, compared to $26.4 million in the remaining six months of fiscal year 2007. Historically, our net sales of our proprietary Nutraceutical product line have been lower in the second half of the fiscal year than in the first half of the fiscal year; however we are optimistic that our sales over the remaining six months of this fiscal year will be at least equal to our first six months results, as we have hired sales and consulting professionals to assist us in expanding our market, customer base, promotion of our products and strategically developing and launching new natural fruit juice products. In addition, we remain optimistic with our Syzmo™ product line as sales indicators and feedback from our ongoing sales and marketing efforts suggest a high demand for an organic energy drink unique from other energy drinks currently being offered.

/

Our financial results are substantially dependent on net sales of our Nutraceutical product lines. Net sales is partly a function of the mix of branded proprietary Nutraceutical products, contract manufactured products, our Syzmo™ product and other Nutraceutical and Pharmaceutical products sold and services rendered, all of which are difficult to forecast. The varied sales price among our products and promotional support in the form of consumer coupons or other sales price allowances, along with the mix of products sold affects the average selling price that we will realize and has a large impact on our revenue and gross margins. Net sales is affected by the timing of new product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to consumer tastes and needs; and the availability of sufficient raw materials and production lead-time from suppliers to meet demand. Factors that could cause demand to be different from our expectations include customer acceptance of our products and our competitors products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings and introductions, facilities, personnel, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

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

We performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of December 31, 2007, the allowance for doubtful accounts was $0.1 million. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $0.1 million of income or expense.

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

The Company preformed a sensitivity analysis to determine the impact of fluctuations in our estimates for inventory allowances. If our estimates used to value inventory were in error by plus or minus one percent of the total inventory balance, the impact would be an additional $0.1 million of income or expense.

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

General – The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104. The Company recognizes product sales revenue when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, chargebacks and other sales allowances are reasonably determinable, and when collectibility is reasonably assured. Accruals for these items are presented in the condensed consolidated financial statements as reductions to sales. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, chargebacks and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among the Company’s products, as well as gross margins of acquired entities.

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

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

For the six month period ended December 31, 2007 compared to the six month period ended December 31, 2006

Sales, net. Sales, net, for the six months ended December 31, 2007 and 2006 were $26.3 million and $33.7 million, respectively, a decrease of $7.4 million or 22.0%. The decrease is comprised of the following:

For the six months ended December 31, 2007, approximately 64% of total net sales were derived from three customers as compared 76% of total net sales for the six months ended December 31, 2006. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market.

Sales, net for the Nutraceutical segment for the six months ended December 31, 2007 and 2006 were $23.3 million and $30.3 million, respectively, a decrease of approximately $7.0 million or 23.2%. This decrease is, in part, the result of a decrease in sales from our branded proprietary Nutraceutical product line of approximately $3.1 million in part due to fewer promotional programs at our club stores as compared to the six months ended December 31, 2006. In addition the Company’s contract manufacturing products sales decreased approximately $4.0 million, primarily due to lower international reorders from our customers. The Syzmo™ product generated net sales of approximately $0.1 million, and the remaining Nutraceutical product lines were mainly flat, as compared to the prior period.

Pharmaceuticals sales for the six months ended December 31, 2007 were $2.5 million compared to $3.0 million, a decrease of $0.5 million or 17.3% from the comparable period. This decrease is primarily due to decreased sales of approximately $1.0 million of the Company’s Contract Research Organization (CRO) business in the six months ended December 31, 2007 compared to the six months ended December 31, 2006. This was off-set by increased net sales in our Approved Pharmaceutical Ingredients (API) business of approximately $0.5 million in the six months ended December 31, 2007 compared to the six months ended December 31, 2006.

Our Biotechnologies Segment did not significantly contribute to our net sales and gross profits in the six months ended December 31, 2007 and 2006.

Cost of sales. Cost of sales decreased by $2.0 million to $20.6 million for the six months ended December 31, 2007 as compared to $22.6 million for the six months ended December 31, 2006. Cost of sales increased as a percentage of sales to 78.4% for the six months ended December 31, 2007 as compared to 67.0% for the six months ended December 31, 2006. This increase in costs of sales as a percentage of net sales was mainly a result of a $2.4 million, or approximately 9% of net sales, of write-offs for certain inventory items in our Nutraceutical segment’s business lines. Of the write-off of $2.4 million, $1.6 million is related to changes in the Company’s packaging and design, discontinuation of certain product lines and valuation adjustments on certain new products in our Naturally branded product lines. The remaining $0.8 million write-off is a result of abandoning a focused marketing campaign to increase sales of our private labeled nutritional supplement products through e-commerce and mail publication, to expand business with new and existing customers by offering new products and formulas in our contract manufacturing product line of business. Costs of sales also increased as a percentage of net sales as a result of lower sales volumes for our businesses with fixed manufacturing costs in both the Nutraceutical and Pharmaceutical segments.

The cost of sales for our Nutraceutical segment decreased from $20.2 million to $17.4 million or $2.8 million the six months ended December 31, 2006 and 2007, respectively. As a percentage of net sales, the cost of sales increased 8.0%, from 66.4% for the six months ended December 31, 2006 to 74.4% for the six months ended December 31, 2007. This increase is primarily a result of approximately a $2.4 million of write-offs for certain inventory items. Of the write-off of $2.4 million, $1.6 million is related to changes in the Company’s packaging and design, discontinuation of certain product lines and valuation adjustments on certain new products in our Naturally branded product lines. The remaining $0.8 million write-off is a result of abandoning a focused marketing campaign to increase sales of our private labeled nutritional supplement products through e-commerce and mail publication, to expand business with new and existing customers by offering new products and formulas in our contract manufacturing product line of business. The remaining increase in the cost of sales as a percentage of net sales is due to the decline in net sales volumes for our contract manufacturing products of approximately $4.0 million. A majority of our manufacturing costs for our contract manufacturing business is fixed, which will increase the cost of sales as a percentage of sales as there are fewer sales to spread the fixed costs over.

The Pharmaceutical segment cost of sales was $2.2 million and $2.3 million for the six months ended December 31, 2007 and 2006, respectively. As a percentage of net sales, the cost of sales increased 12.1%, from 76.0% to 88.1% for the six months ended December 31, 2006 and 2007, respectively. This increase is due to lower sales in our CRO business, which resulted in an increased cost of sales as the majority of the costs are fixed and associated to salaries and employee benefits and excess manufacturing capacity in our API business. If our net sales continue to grow in our API business, we will be able to absorb more of our manufacturing costs, thereby decreasing our cost of goods sold on future sales.

Selling and Administrative Expenses. Selling and administrative expenses were $10.8 million for the six months ended December 31, 2007, an increase of $2.1 million or 24.1% as compared with $8.7 million for the six months ended December 31, 2006. As a percentage of sales, net, selling and administrative expenses were 41.2% for the six months ended December 31, 2007 and 25.9% for the prior comparable period.

Selling and administrative expenses for our Nutraceuticals segment were $7.8 million for the six months ended December 31, 2007, an increase of $1.9 million or 31.2% as compared with $6.0 million for the six months ended December 31, 2006. As a percentage of Nutraceutical sales, net, selling and administrative expenses were 33.5% for the six months ended December 31, 2007 and 19.6% for the prior comparable period.

During the six months ended December 31, 2007, selling and administrative expenses in our Nutraceutical Segment related to business lines we acquired or divested during fiscal year 2007 added additional costs of approximately $1.7 million. The Organic Beverage Company (TOBC) increased the Nutraceuticals segment’s total selling and administrative expenses for the six months ended December 31, 2007 by $1.6 million, which was partially offset by a decrease in Micro Nutrition, Inc.’s selling and administrative expenses of $0.1 million included in the results for the six months ended December 31, 2006.

Excluding the selling and administrative expenses related to business lines acquired or divested during the fiscal year ended June 30, 2007, our selling and administrative expenses in our Nutraceuticals Segment increased $0.3 million from the prior comparable period. This increase is a result of approximately $0.8 million of increased stock compensation expense, off-set by $0.1 million reduction in salaries and employee benefits, $0.1 million reduction in royalty and commission expense as a result of decreased sales, and $0.3 million due to reduced insurance, tradeshows and travel related costs and other office related expenses.

The Pharmaceutical selling and administrative expenses remained flat at approximately $2.0 million for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006.

The Biotechnologies selling and administrative expenses increased by approximately $0.2 million to $1.0 million for the six months ended December 31, 2007 as compared to $0.8 million for the six months ended December 31, 2006. The increase in the current fiscal period is primarily due to the write-off of an investment of $0.3 million and increased salary and employee benefits of $0.1 million, off-set by lower research and development costs of $0.2 million.

Other expense, net. Other expense, net increased approximately $0.4 million for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. This is primarily attributable to, an increase in interest expense due to the increased average total of outstanding obligations for the period ending December 31, 2007 as compared to December 31, 2006. In addition, interest income decreased for the six months ended December 31, 2007 as compared to 2006 due to lower average cash and cash equivalents balances.

Federal and state income tax, net. Federal and state income tax changed from a tax expense of $1.0 million for the six months ended December 31, 2006 to a tax benefit of $0.8 million for the six months ended December 31, 2007. Our effective tax rate decreased from 44.0% to (13.6)%. The dollar amount change and the decrease in our effective tax rates are primarily a result of our operating loss of $5.7 million for the six months ended December 31, 2007 as compared to operating income of $2.2 million for the six ended December 31, 2006. Additionally, in the six months ended December 31, 2007, our net operating loss carry-forward increased $1.8 million, this was off-set by an increase in our valuation allowance of $1.4 million as a result of the impending spin-off of the Biotechnologies segment, for which the carry-forward losses will not be able to be utilized prior to the spin-off. The remaining net increase of $0.4 million is primarily a result of the changes in the inventory valuation allowances.

Net (loss) income. The Company’s net loss for the six months ended December 31, 2007 was $5.0 million as compared to net income of $1.3 million for the six months ended December 31, 2006. This decrease of approximately $6.3 million is primarily the result of a decrease in gross profit in our Nutraceuticals and Pharmaceutical segment of approximately $5.1 million and $0.4 million, respectively, an increase in selling and administrative expenses of $2.1 million primarily attributable to the Nutraceuticals segment, and an increase in other expense of approximately $0.4 million primarily attributable to increased interest expenses, off-set in part by a federal and state income tax benefit of approximately $0.8 million, mainly attributable to the increase in our deferred tax assets, as a result of our operating losses for the six months ended December 31, 2007.

For the three month period ended December 31, 2007 compared to the three month period ended December 31, 2006

Sales, net. Sales, net, for the quarter ended December 31, 2007 and 2006 were $13.7 million and $20.8 million, respectively, a decrease of $7.1 million or 34.3%. The decrease is comprised of the following:

For the three months ended December 31, 2007, approximately 76% of total net sales were derived from three customers as compared 81% of total net sales for the three months ended December 31, 2006. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our propriety branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market.

Sales, net for the Nutraceutical segment for the three months ended December 31, 2007 and 2006 were $12.7 million and $19.1 million, respectively, a decrease of approximately $6.4 million or 33.6%. For the quarter ended December 31, 2007, our branded proprietary Nutraceutical product line decreased approximately $4.7 million primarily due to fewer promotional programs at our club stores as compared to the quarter ended December 31, 2006. In addition the Company’s contract manufacturing products sales decreased approximately $1.8 million, primarily due to lower reorders from a major international customer. The Syzmo™ product generated net sales of approximately $0.1 million, and the remaining Nutraceutical product lines were mainly flat, as compared to the prior period.

Pharmaceuticals sales for the three months ended December 31, 2007 were $0.7 million compared to $1.4 million, a decrease of $0.7 million or 49.4% from the comparable period. This decrease is primarily due to decreased sales in our Contract Research Organization (CRO) business in the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006.

Our Biotechnologies Segment did not significantly contribute to our net sales and gross profits in the quarters ended December 31, 2007 and 2006.

Cost of sales. Cost of sales decreased to $11.6 million for the three months ended December 31, 2007 as compared to $14.1 million for the three months ended December 31, 2006. Cost of sales increased as a percentage of sales to 84.8% for the three months ended December 31, 2007 as compared to 67.7% for the three months ended December 31, 2006. This increase is primarily a result of approximately a $2.4 million of write-offs for certain inventory items. Of the write-off of $2.4 million, $1.6 million is related to changes in the Company’s packaging and design, discontinuation of certain product lines and valuation adjustments on certain new products in our Naturally branded product lines. The remaining $0.8 million write-off is a result of abandoning a focused marketing campaign to increase sales of our private labeled nutritional supplement products through e-commerce and mail publication, to expand business with new and existing customers by offering new products and formulas in our contract manufacturing product line of business.

The cost of sales for our Nutraceutical segment decreased $1.9 million from $12.7 million for the three months ended December 31, 2006 to $10.8 million for the three months ended December 31, 2007. As a percentage of net sales, the cost of sales increased 18.8%, from 66.5% for the three months ended December 31, 2006 to 85.3% for the three months ended December 31, 2007. This increase is primarily a result of approximately a $2.4 million of write-offs for certain inventory items. Of the write-off of $2.4 million, $1.6 million is related to changes in the Company’s packaging and design, discontinuation of certain product lines and valuation adjustments on certain new products in our Naturally branded product lines. The remaining $0.8 million write-off is a result of abandoning a focused marketing campaign to increase sales of our private labeled nutritional supplement products through e-commerce and mail publication, to expand business with new and existing customers by offering new products and formulas in our contract manufacturing product line of business. The remaining increase in our cost of sales as a percentage of net sales, is a result of the decline in net sales volumes for our branded Nutraceutical product line of approximately $4.7 million and a decline in net sales volumes in our contract manufacturing products of approximately $1.8 million. A majority of our manufacturing costs for our contract manufacturing business is fixed, which will increase the cost of sales as a percentage of sales as there are fewer sales to spread the fixed costs over.

The Pharmaceutical segments cost of sales was $0.7 million and $1.3 million for the three months ended December 31, 2007 and 2006, respectively. As a percentage of net sales, the cost of sales increased 2.7%, from 86.3% to 89.0% for the three months ended December 31, 2006 and 2007, respectively. This increase is due to lower sales in our CRO business, which resulted in an increased cost of sales as the majority of the costs are fixed and associated to salaries and employee benefits and excess manufacturing capacity in our API business. If our net sales continue to grow in our API business, we will be able to absorb more of our manufacturing costs, thereby decreasing our cost of goods sold on the future sales.

Selling and Administrative Expenses. Selling and administrative expenses were $5.8 million for the three months ended December 31, 2007, an increase of $1.1 million or 22.3% as compared with $4.7 million for the three months ended December 31, 2006. As a percentage of sales, net, selling and administrative expenses were 42.1% for the three months ended December 31, 2007 and 22.6% for the prior comparable period.

Selling and administrative expenses for our Nutraceuticals segment were $4.3 million for the three months ended December 31, 2007, an increase of $1.1 million or 33.3% as compared with $3.2 million for the three months ended December 31, 2006. As a percentage of the Nutraceutical segment’s sales, net, selling and administrative expenses were 33.5% for the three months ended December 31, 2007 and 16.7% for the prior comparable period.

During the three months ended December 31, 2007, our selling and administrative expenses in our Nutraceutical Segment related to business lines we acquired or divested during fiscal year 2007 added additional costs of approximately $0.9 million. The Organic Beverage Company (TOBC) increased the Nutraceuticals segment’s total selling and administrative expenses for the three months ended December 31, 2007 by $0.9 million, which was not included in the results for the three months ended December 31, 2006.

Excluding the selling and administrative expenses related to business lines acquired or divested during the fiscal year ended June 30, 2007, our selling and administrative expenses in our Nutraceuticals Segment increased $0.2 million from the prior comparable period. This increase is a result of approximately $0.7 million of increased stock compensation expense, off-set by $0.3 million reduction in advertising and marketing expenses, $0.1 million reduction in professional and legal fees and $0.1 million due to reduced insurance, tradeshows and travel related costs and other office related expenses.

The Pharmaceutical selling and administrative expenses remained flat at approximately $1.0 million for each of the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.

The Biotechnologies selling and administrative expenses were flat at approximately $0.5 million for the three months ended December 31, 2007 and 2006, respectively.

Other expense, net. Other expense, net increased approximately $0.1 million for the three months ended December 31, 2007 primarily attributable to, an increase in interest expense due to the increased average total of outstanding obligations for the period ending December 31, 2007 as compared to December 31, 2006. In addition, interest income decreased for the quarter ended December 31, 2007 as compared to 2006 due to lower average cash and cash equivalents balance.

Federal and state income tax, net. Federal and state income tax expense decreased from $0.8 million for the three months ended December 31, 2006 to a Federal and state income tax benefit of $0.4 million for the three months ended December 31, 2007. Our effective tax rate decreased from 40.1% to (8.9)%. The dollar amount decrease and the decrease in our effective tax rates are primarily a result of our operating loss of $4.0 million for the quarter ended December 31, 2007 as compared to operating income of $1.9 million for the quarter ended December 31, 2006. Additionally, in the three months ended December 31, 2007, our net operating loss carry-forward increased $0.8 million, this was off-set by an increase in our valuation allowance of $1.1 million as a result of the impending spin-off of the Biotechnologies segment, for which the carry-forward losses will not be able to be utilized prior to the spin-off. The remaining net decrease of $0.1 million is a result of the changes in the other deferred asset components.

Net (loss) income. The Company’s net loss for the three months ended December 31, 2007 was $3.6 million as compared to net income of $1.1 million for the three months ended December 31, 2006. This decrease of approximately $4.7 million is primarily the result of a decrease in gross profit in our Nutraceuticals and Pharmaceutical segment of approximately $4.6 million and $0.1 million, respectively, an increase in selling and administrative expenses of $1.1 million primarily attributable to the Nutraceuticals segment, and an increase in other expense of approximately $0.1 million primarily attributable to increased interest expenses, off-set in part by a federal and state income tax benefit of approximately $0.4 million, mainly attributable to the increase in our deferred tax assets.

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

At December 31, 2007, the Company’s working capital was approximately $1.8 million, a decrease of $9.2 million over working capital at June 30, 2007 of $11.0 million. The decrease in our working capital was a result of the reclassifying of the Term Note from long-term to current liabilities, due to defaults in our covenants as of December 31, 2007. Cash and cash equivalents were $3.9 million at December 31, 2007, an increase of $1.7 million from June 30, 2007.

Net cash provided by operating activities of $1.6 million for the six months ended December 31, 2007 included net loss of $5.0 million. After excluding the effects of non-cash expenses, including deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash provided before the effect of the changes in working capital components was $3.8 million. Additional cash provided of approximately $2.8 million was the result of a decrease in accounts receivable of $0.7 million, inventory of $0.8 million, other current assets, security deposits and other assets of $0.3 million and a increase of accounts payable of $2.2 million, these increases to cash were partially offset by, an increase in accrued expenses and other current liabilities and income taxes payable of $1.4 million.

Net cash used in operating activities of $0.1 million for the six months ended December 31, 2006 resulted from net income of $1.3 million. After excluding the effects of non-cash expenses, including deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash provided before the effect of the changes in working capital components was $1.6 million. Cash used for working capital components of approximately $3.0 million was the result of an increase in inventory of $3.3 million, prepaid expenses and other current and non current assets of approximately $0.1 million and a decrease of accounts payable of approximately $0.2 million and a decrease of accrued expenses and other liabilities of $0.3 million, these reductions to cash were partially offset by, a decrease in accounts receivable of $0.6 million and an increase in income taxes payable of $0.3 million.

The Company used $0.3 million and $0.7 million of cash in investing activities for the six months ended December 31, 2007 and 2006, respectively. The use of cash was to purchase property and equipment and intangible assets.

Cash provided by financing activities was $0.6 million and $0.7 million for the six months ended December 31, 2007 and 2006, respectively. Cash provided during the six months ended December 31, 2007 was the result of a net increase in borrowings under the revolving credit facility of approximately $0.5 million and proceeds from stock options exercises of approximately $0.1 million. The net cash provided by financing activities of $0.7 million was the result of borrowing $13.5 million under its revolving credit facility offset, in part by the paydown of notes payable ($4.7 million), early redemption of 650 shares of our Series B Preferred stock ($6.5 million) and a required deposit of $2.0 million, in an interest bearing certificate of deposit, with our lender in connection with our $15.0 million revolving credit facility.

On February 19, 2008, we entered into two Securities Purchase Agreements relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which when consummated will result in gross proceeds of $17.5 million to us. We expect to consummate the private placement in the near future following satisfaction of customary closing conditions. The private placement involves the sale of (i) 6,000 shares of newly designated Series C Convertible Preferred Stock (the “Series C Preferred”) with a stated value of $1,000 per share, (ii) $4.5 million in principal amount of 9.5% Convertible Promissory Notes (the “Convertible Notes”), and (iii) $7.0 million in principal amount of 8.0% Promissory Notes (the “Notes” and, together with the Series C Preferred and the Convertible Notes, the “Securities”). The Notes and the Convertible Notes will be secured by a pledge of substantially all of our assets. We expect to use approximately $16.4 million of the proceeds of the private placement to retire in full our credit facilities with Amalgamated Bank and expect to use the remaining balance of $1.1 million plus our release of the $2.0 million of Restricted Cash in the aggregate, of approximately $3.1 million for general working capital purposes.

The consummation of the above-described Securities private placement together with our expected consolidated net sales estimated to be between $25.0 million and $29.0 million, for the remaining six months of fiscal year 2008, current cash balances should provide a significant portion of our cash needs over the ensuing twelve-month period. Additionaly, we need to conclude our capital raise efforts for our Biotechnologies Segment and complete the pending spin-off of that business segment in order for us to meet our cash needs for all of our business segment’ operations and contractual commitments in fiscal 2008 and into fiscal 2009. Absent this additional sourcing, we may need to decrease our spending in our Business Segments that are net users of cash. We believe that we will be successful in obtaining these additional sources of financing; however there can be no assurances that we will.

Our total annual commitments at December 31, 2007 for long term non-cancelable leases of approximately $5.3 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended December 31, 2007 and 2006 were $0.3 million and $0.4 million for each period, respectively. The Company has budgeted approximately $1.0 million for capital expenditures for fiscal 2008. The total amount is expected to be funded from cash provided from its operations.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007. The risks described there could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 19, 2008, the Company entered into Securities Purchase Agreements relating to a private placement of securities to two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which when consummated will result in gross proceeds of $17,500,000 to the Company.  The Company expects to consummate the private placement in the near future following satisfaction of customary closing conditions.  The private placement involves the sale of (i) 6,000 shares of newly designated Series C Convertible Preferred Stock (the “Series C Preferred”) with a stated value of $1,000 per share, (ii) $4,500,000 in principal amount of 9.5% Convertible Promissory Notes (the “Convertible Notes”), and (iii) $7,000,000 in principal amount of 8.0% Promissory Notes (the “Notes” and, together with the Series C Preferred and the Convertible Notes, the “Securities”). The Notes and the Convertible Notes will be secured by a pledge of substantially all of the Company's assets. The Company expects to use approximately $14,400,000 of the proceeds of the private placement to retire in full its credit facilities with Amalgamated Bank and expects to use the remaining balance of approximately $2,600,000 for general working capital purposes.

The Certificate of Designation of the Series C Preferred, to be filed promptly following consummation of the private placement, states, among other things, that the shares of the Preferred Stock are convertible any time at the option of the holder into shares of our common stock based on a conversion price set forth in the Certificate of Designation, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event, and upon certain below-market issuances of our common stock.  The Series C Preferred may be redeemed under certain circumstances stated in the Certificate of Designations.

We have agreed, pursuant to the terms of Registration Rights Agreements with the investors, to (i) file a shelf registration statement, with respect to the resale of the shares of our common stock underlying the Securities, with the SEC within 30 days after the closing of the private placement; (ii) have the shelf registration statement declared effective by the SEC no later than 90 days after the closing date, and (iii) keep the shelf registration statement effective until all remittable securities may be sold under Rule 144(k) under the Securities Act of 1933. If we are unable to comply with any of the above covenants, we will be required to pay liquidated damages to the investor based on a formula set forth in the Registration Rights Agreement.

The Securities, and the shares of our common stock underlying the Securities, have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and was issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated hereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

The foregoing description of the Securities Purchase Agreements, the Registration Rights Agreements, the Certificate of Designation, the Notes and the Promissory Notes, is qualified in its entirety by reference to the full text of such instruments and agreements, a copy of each of which is attached hereto as exhibits, and each of which is incorporated herein in its entirety by reference.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two matters were submitted for a vote at the Company’s Annual Meeting of Stockholders held on November 30, 2007 by holders of record of the Company’s common stock, par value of $0.002 per share at the close of business on November 1, 2007 (the “Record Date”), which was determined to be 13,953,747 shares of common stock. The holders of 9,293,824 shares of common stock, a majority, were present in person or represented by proxy at the meeting. The two matters and the results of the voting at the Annual Meeting are as follows:

1.

To elect three Class I directors for a three year term to serve until 2010 Annual Meeting of Stockholders. The number of votes cast at the meeting for the election of the three (3) directors for a three year term to the 2010 Annual Meeting of Stockholders were as follows:

2.

To ratify the appointment of Amper Politziner & Mattia, P.C. as the Company’s independent auditors. The number of votes cast at the meeting for the proposal to ratify Amper Politziner & Mattia, P.C. as the Company’s independent auditors were as follows:

Item 5. OTHER INFORMATION

See Item 4. above.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit

Number

10.1	Securities Purchase Agreement
10.2	Securities Purchase Agreement
31.1	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 19, 2008	By:	/s/ E. Gerald Kay
E. Gerald Kay,
Chief Executive Officer

Date: February 19, 2008	By:	/s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President