Form 10-Q
period 2008-03-31
INTEGRATED BIOPHARMA INC
filed 2008-05-21
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-28876

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant, as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated	Accelerated	Non-accelerated	Smaller reporting
filer	filer	filer	company	X

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2008
Common Stock, $0.002 par value	14,691,126 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three and Nine Months Ended March 31, 2008
INDEX

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited) March 31, 2008	June 30, 2007
Assets		
Current Assets:		
Cash and cash equivalents	$ 1,583	$ 2,156
Accounts receivable, net	3,902	4,242
Inventories, net	12,058	16,282
Deferred income taxes	2,460	2,692
Other current assets	1,100	1,483
Total current assets	21,103	26,855
Property and equipment, net	3,942	4,377
Intangible assets, net	6,051	6,263
Restricted cash, related to term note payable	-	2,000
Deferred income taxes	3,495	4,122
Security deposits and other assets	301	592
Total Assets	$ 34,892	$ 44,209
Liabilities and Stockholders' Equity:		
Current Liabilities:		
Notes Payable, net of discount	$ 6,557	$ -
Revolving credit facility	-	6,000
Current portion of term note payable	-	2,000
Accounts payable	4,300	3,594
Accrued expenses and other current liabilities	3,422	3,574
State income taxes payable	585	694
Total current liabilities	14,864	15,862
Convertible note payable - CD Financial LLC, net of discount	3,715	-
Term note payable - bank	-	8,000
Other long term payables	-	350
	18,579	24,212
Series C Redeemable Convertible Preferred Stock, net of beneficial conversion feature, $1,000 par value; 10,000 shares authorized; 6,000 shares issued and outstanding at March 31, 2008, liquidation preference of $6,000 at March 31, 2008	4,808	-
Commitments and Contingencies		
Stockholders' Equity:		
Common Stock, $0.002 par value; 25,000,000 shares authorized; 14,726,026 and 13,988,647 shares issued at March 31, 2008 and June 30, 2007, respectively; 14,691,126 and 13,953,747 shares outstanding at March 31, 2008 and June 30, 2007, respectively	29	28
Additional paid-in-capital	39,159	35,348
Accumulated deficit	(27,584)	(15,280)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	11,505	19,997
Total Liabilities and Stockholders' Equity	$ 34,892	$ 44,209

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended March 31, 2008	Nine months ended March 31, 2007
Cash flows used in operating activities:		
Net (loss) income	$ (12,215)	$ 1,389
Adjustments to reconcile net (loss) income to net cash		
(used for) operating activities:		
Depreciation and amortization	1,216	939
Accretion of financing instruments	154	-
Deferred income taxes	859	659
Loss on investments	254	171
Allowance for inventory reserves	1,449	38
Allowance for doubtful accounts	25	(22)
Consulting fee expense from restricted common stock issued	159	245
Compensation expense for employee stock options	1,587	260
Gain on extinguishment of debt	(327)	-
Minority interest	-	(37)
Changes in assets and liabilities:		
Decrease (increase) in working capital assets and liabilities (Note 1)	2,973	(7,574)
Net cash used in operating activities	(3,866)	(3,932)
Cash flows used in investing activities:		
Purchase of property and equipment, net disposals	(305)	(656)
Purchase of intangible assets	(165)	(523)
Cash acquired in asset acquisition	-	2
Loss on disposal of investment in Micro Nutrition, Inc.	-	(38)
Net cash used in investing activities	(470)	(1,215)
Cash flows from financing activities:		
Proceeds from the exercise of stock options	99	752
Proceeds from issuance of redemable convertible preferred stock	5,788	-
Proceeds from issuance of convertible note payable	4,500	-
Proceeds from issuance of notes payable	6,511	-
Proceeds from issuance of common stock	538	-
Repayment of note payable - bank	-	(4,497)
Repayment of loan payable - TIS	-	(172)
Proceeds from revolving credit facility	1,500	18,000
Repayments under revolving credit facility	(7,350)	(4,500)
Repayments under term loan	(9,823)	-
Funding of restricted cash under revolving credit facility	-	(2,000)
Proceeds from restricted cash under revolving credit facility	2,000	-
Redemption of Preferred Stock Series B	-	(6,500)
Dividends paid	-	(375)
Net cash provided by financing activities	3,763	708
Net decrease in cash and cash equivalents	(573)	(4,439)
Cash and cash equivalents at beginning of period	2,156	5,747
Cash and cash equivalents at end of period	$ 1,583	$ 1,308

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements for the interim periods are unaudited and include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned with an offset to minority interest. All significant intercompany transactions and balances have been eliminated. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (“10-K”), as filed with the SEC. The June 30, 2007 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending June 30, 2008 or for any other period.

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

The Biotechnologies segment includes InB:Biotechnologies, Inc. (“InB:Biotech”), which is focused on the discovery, development and commercialization of proprietary products from plants. The Company is developing its patented plant-based expression technologies for the production of vaccines, antibodies and other therapeutic proteins. InB:Biotech is also using plants as sources of novel, high quality nutritional supplements. InB:Biotech’s patented process for the hydroponic growth of edible plants causes them to accumulate high levels of important nutritional minerals. In November 2007, the Company entered into a separation agreement with InB:Biotech, whereby it intends to spin it off to the Company’s shareholders.

On November 9, 2007, the Board of Directors of the Company, approved a plan to distribute its equity interests in Biotech to its stockholders. This process is commonly referred to as a spin-off. Stockholders of the Company will receive one share of Biotech's common stock for each share of common stock owned of the Company as of the record date. In May 2008, the Company filed Schedule 14C, Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 (Amendment No. 1) with the Securities and Exchange Commission which describes the intended distribution of 100% of the issued and outstanding shares of Biotech's common stock held by the Company to its holders of common stock. Immediately following the distribution, Biotech will complete a private offering of shares of its common stock to a limited number of investors for gross proceeds of approximately $5.0 million and will also issue additional shares of its common stock to the Company in lieu of a portion of the amount owed in intercompany debt. As a result of these subsequent transactions, it is expected that the current stockholders of the Company will own 84.6% of the issued and outstanding shares of Biotech's common stock, the investors in the private offering will own an aggregate of 10% of such shares, and the Company will own 5.4% of such shares.

Following the spin-off, Biotech will be a public company with stock traded on the OTC Bulletin Board. Owners of common stock or the Company on the record date (to be determined), the effective date of the spin-off, will own shares in both the Company and Biotech. Biotech will apply to have its common stock listed on the OTC Bulletin Board under a to be determined symbol.

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

Supplemental Statement of Cash Flows

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

During the three and nine months ended March 31, 2008, total vested shares of options and warrants of 5,095,669 to purchase shares of common stock, respectively were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods. During the nine months ended March 31, 2007 options and warrants of 4,379,518 to purchase shares of common stock, were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods.

During the three and nine months ended March 31, 2008, Convertible Series C Preferred Stock and Convertible Note Payable in the amount of 2,254,675 and 1,641,758, respectively, common share equivalents were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

During the three and nine months ended March 31, 2007, Convertible Series B Preferred Stock in the amount of 250,000 common share equivalents were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

During the three months ended March 31, 2007, options and warrants to purchase 1,629,500 shares of common stock, were outstanding but were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares.

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which will become effective for the Company January 1, 2009, with retroactive adoption of the Statements presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent's equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent's ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We do not anticipate the implementation of SFAS No. 160 will significantly change the presentation of our consolidated income statement or consolidated balance sheet.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation was effective as of July 1, 2007. The adoption of FIN 48, did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

Note 2. Acquisition

In March 2007, we entered into an Asset Purchase Agreement (the "Agreement") with our wholly-owned subsidiary The Organic Beverage Company (“TOBC”) (formerly, Bioscience Technologies, Inc.), BevSpec, Inc., a Texas corporation ("BevSpec"), the shareholders of BevSpec (the "Shareholders") and certain other parties (together with the Shareholders, the "Seller Parties") pursuant to which TOBC acquired substantially all of the assets and business of BevSpec (the "Transferred Assets") and assumed certain payment obligations of BevSpec (the "Payment Obligations"). We paid approximately $308 to specified parties to satisfy the Payment Obligations. In addition, we issued 185,000 shares of our common stock (the "Share Consideration") to the Seller Parties. The Agreement was effective as of February 28, 2007. The Share Consideration is subject to a twelve-month lock-up and shall be held in escrow for such time to satisfy any indemnification obligations of the Seller Parties. During the quarter ended March 31, 2008, the twelve-month lock-up passed and the shares were released in full to the Seller Parties.

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

Other intangible assets consist of intellectual property, trademarks, license fees, and unpatented technology. The carrying amount of other intangible assets as of March 31, 2008 and June 30, 2007 is as follows:

Amortization expense recorded on the intangible assets for the three and nine months ended March 31, 2008 and 2007 was $151 and $97, and $477 and $285, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

As of March 31, 2008, the Company owes a remaining balance of $1,150 under its intellectual property acquisition agreement, as amended, with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004, which has a maximum purchase price of $3,600. The remaining purchase price will be paid in the fiscal years ending June 30, 2008 and 2009, in the amounts of $800 and $350, respectively. These amounts are included in accrued expenses and other liabilities at March 31, 2008.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of March 31, 2008 and June 30, 2007:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Property and Equipment

Property and equipment consists of the following as of March 31, 2008 and June 30, 2007:

Note 6. Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock

On February 19, 2008, the Company entered into two Securities Purchase Agreements (the "SPA") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds of $17,337 to the Company. The private placement involves the sale of (i) 6,000 shares of newly designated redeemable Series C Convertible Preferred Stock (the “Series C Preferred”) with a stated value of $1,000 per share, (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable ”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also has recorded $197 of deferred financing costs associated with the two SPA's $130 of the deferred financing costs were netted against the gross proceeds received. These costs were allocated to the each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction for which the costs were allocated to respectively. As of March 31, 2008, the Company has $115, which is to be amortized to interest expense over one to three years. The Notes Payable and the Convertible Note Payable will be secured by a pledge of substantially all of our assets. Concurrently with the SPA’s, the Company terminated its outstanding credit facilities with Amalgamated Bank in the amount of $16,333 with the repayment of $16,006. Consequently on the extinguishment of the credit facilities, the Company recognized a gain in the amount of $327 in the quarter and nine months ended March 31, 2008.

(a) CD Financial, LLC, a related party provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, and $4,500 in principal amount of 9.5% Convertible Note Payable. The Company allocated the proceeds and the discount based the relative fair value of the Convertible Note Payable and the Series C Preferred Stock in connection with this transaction. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock. The Company recorded a beneficial conversion feature, in accordance with EITF 00-27, on the Convertible Note Payable of $715 to be accreted over the three-year period until maturity or the redemption of the convertible note payable. The Company also recorded a beneficial conversion feature on the Series C Preferred Stock of $608 to be accreted over the five-year maturity period or the redemption of the Series C Preferred Stock. As of March 31, 2008, the unpaid discount on the Series C Preferred Stock and Convertible Note Payable in the amount of $163 is included in accrued expenses. The beneficial conversion features will be accreted using the effective interest rate method. The Convertible Notes bear interest at an annual rate of 9.5% and mature on or before February 21, 2011. They may be converted, at any time and at the holder’s option, into shares of our common stock based on a conversion price as set out in the Convertible Notes. The conversion price is a formula that bases the conversion price on the greater of (i) 90% of the average Volume Weighted Average Price (the "VWAP") market price of our common stock for 20 trading days immediately preceding the conversion date and (ii) $2.00, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event and upon certain issuances below the conversion price. We have the option to prepay the Convertible Notes.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Each holder has the right to require the Company to redeem all or any portion of the Shares held by such Holder (a "Mandatory Redemption") in cash upon the occurrence of certain events. The amount payable upon a Mandatory Redemption shall be equal to the greater of (i) the aggregate liquidation preference for the Series C Preferred Shares being redeemed as of the Mandatory Redemption Date and (ii) the aggregate liquidation preference for such Series C Preferred Shares divided by the Conversion Price, as defined, multiplied by the Market Price, as defined, in effect on the Mandatory Redemption Date. Also, in accordance with the Convertible Note, the Company will issue and deliver to CD Financial LLC, for no additional consideration, 50,000 shares of Common Stock, on a quarterly basis in arrears, commencing with the three-month anniversary of the issuance date, until the Note has been repaid in full, after which the Company's obligations to issue shares of Common Stock will no longer be applicable.

(b) Imperium. provided proceeds of $9,837, which includes a discount of $163 in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, $7,000 in principal amount of 8.0% Notes Payable and 200,000 shares of the Company’s common stock. The Company allocated the proceeds and the discount based the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock in connection with this transaction. The Company is amortizing to interest expense the discount applied to the Notes Payable over the term of the note and charged to Additional Paid in Capital the discounts applied to the Series C Preferred Stock and the Common Stock. The Company recorded a beneficial conversion feature, in accordance with EITF 00-27, on the Series C Preferred Stock of $608, respectively. The beneficial conversion feature is to be accreted over the five-year maturity period or the redemption of the Series C Preferred Stock. The beneficial conversion features will be accreted using the effective interest rate method.

Also, in accordance with the Note, the Company will issue and deliver to Imperium, for no additional consideration, 200,000 shares of Common Stock upon the occurrence of either of the following events (i) on the nine month anniversary of the Closing Date, the Note has not been prepaid in full and Imperium has determined, in its reasonable judgment, and notified the Company in writing, that the Company has not taken significant actions towards consummating a financing, the proceeds of which would be used to prepay the Note in full, or (ii) the Note has not been prepaid in full prior to the one year anniversary of the issuance date.

The Company has accreted $24 for the three and nine months ended March 31, 2008 for the beneficial conversion feature of the Convertible Note Payable. In the aggregate, the Company has accreted $24 for the three and nine months ending March 31, 2008 for the beneficial conversion feature of the Series C Preferred Stock.

Interest for the Notes Payable and Convertible Note Payable is payable monthly. As of March 31, 2008, the Company has accrued interest of $83, for the Notes Payable and Convertible Note Payable.

Note 7. Revolving and Term Credit Facilities and Restricted Cash

On February 21, 2008, as discussed in Note 6., the Company used the majority of the proceeds to repay Amalgamated Bank (the “Bank”) to extinguish the outstanding balance of $7,500 and $8,833 for the Revolving Credit Facility and the Term Credit Facility, respectively. The Company was relived from its obligations and the restricted cash balance was released upon repayment of $16,006 for the outstanding balance, which resulted in a gain from the extinguishment of the Credit Facilities of $327. In addition the Company paid the outstanding interest and commitment fees of $106 plus professional fees of $64.

As of June 30, 2007, the Company had net borrowings aggregating $6,000 under its $15,000 revolving credit facility (“Revolving Credit Facility”) with Amalgamated Bank (the “Bank”). As of and June 30, 2007, the Company also had $10,000, outstanding under its five-year term note (“Term Note”), entered into in April 2008, (collectively “Credit Facilities”) with the Bank. On September 27, 2008, the Company and the Bank amended the Revolving Credit Facility, to extend the maturity from October 31, 2008 to March 31, 2008, to amend the quarterly interest rates under the Credit Facilities to equal LIBOR plus a spread that varies depending on the Company’s covenant ratio of non-GAAP financial information and to cap the amount available under the Revolving Credit Facility to $7,500. For the period from June 30, 2007 until compliance with the December 31, 2007 amended debt covenants, the interest rate was LIBOR plus 3.0%.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 8. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $100. At March 31, 2008, the Company’s uninsured cash balances, including restricted cash, were approximately $1,694.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances was $124 and $99 at March 31, 2008 and June 30, 2007, respectively.

(c) Major Customers. For the nine months ended March 31, 2008 approximately 28% or $10,361, 28% or $10,629 and 13% or $4,968 of revenues were derived from three customers. For the nine months ended March 31, 2007 approximately 28% or $14,057, 27% or $13,628 and 21% or $10,294 of revenues, respectively, were derived from the same three customers. For the three months ended March 31, 2008 and 2007, approximately 33% or $3,658, 22% or $2,428 and 16% or $1,812 of revenues and approximately 19% or $3,098, 28% or $54,539 and 28% or $4,601of revenues, respectively, were derived from the same three customers. The loss of any of these customers would have an adverse affect on the Company’s operations. Accounts receivable from these three customers comprised approximately 62.7% of total accounts receivable at March 31, 2008.

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

Note 9. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company’s chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payments of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. For the three and nine months ended March 31, 2008 and 2007, rent expense on this lease was $197 and $178, and $578 and $505, respectively, and is included in both manufacturing and selling and administrative expenses.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring through May 31, 2015, for to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $450 and $408 for the three months ended March 31, 2008 and 2007, respectively, and approximately $1,310 and $1,242 for the nine months ended March 31, 2008 and 2007, respectively. Rent expense is stated net of sublease income of approximately $12 and $7 and $37 and $21, for the three and nine months ended March 31, 2008 and 2007, respectively and is included in both cost of sales and selling and administrative expenses.

The minimum rental commitment for long-term non-cancelable leases is as follows:

(b) Intellectual Property and Research Agreements. In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”), the Company entered into a Technology Transfer Agreement on December 18, 2003 (the “IPAgreement”), whereby the Company agreed to pay up to a maximum of $3,000 for certain technology developed by FhCMB over a five-year period. In addition to the IP Agreement, the Company entered into research agreements, which require the payment of several milestone payments related to achieving certain flu vaccine studies and our ongoing Anthrax studies (the “R&D Agreements”).

In March, 2006, the Company amended their IP Agreement with FhCMB to expand the scope of the IP Agreement and increased the amount of the purchase commitment to a maximum of $3,500. In June 2007, the Company amended their existing amended IP Agreement and R&D Agreements with FhCMB, to commercialize the developed process, production techniques and methodologies of the proprietary technology and intellectual property for external applications. The June 2007 amendment requires FhCMB to continue to conduct research to enhance, improve and expand the existing intellectual property, and for this research the Company has committed to make non-refundable payments of $2,000 per year for five years, aggregating to $10,000, beginning in November 2009. In addition, the Company will make royalty payments to FhCMB based on receipts derived by the Company from sales of products utilizing the proprietary technology for a period of fifteen years instead of the original the ten-year period. In turn, FhCMB shall pay the Company royalty payments for all receipts, if any, realized by FhCMB sales, licensing or commercialization of the intellectual property acquired by them for the same fifteen-year period. Furthermore, FhCMB has agreed to expend at a minimum, an additional $2,000 per year in the same timeframe as the Company for research and development on the intellectual property. A managing director of FhCMB is also a director on the Company's Board of Directors

In December 2007, the Company and FhCMB further amended the IP Agreement increasing the purchase price by $100 to amend the field to include influenza diagnostics for a maximum purchase price of $3,600.

As of March 31, 2008 and June 30, 2007, the Company has made payments of approximately $2,450 for the purchase commitment of $3,600, of which $1,150 is accrued, $750 is to be paid in fiscal year 2008, with the remaining $400 to be paid in the fiscal year 2009.

Under the Company’s R&D Agreements, if FhCMB achieves each of the targeted Milestones as defined in the agreements, the Company would incur research and development costs of $1,750 in addition to the $10,000 under the amended IP Agreement.

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

(e) Consulting Agreement. In May 2007, the Company engaged Merriman Curhan Ford & Co., a financial advisor, to assist the Company with their review of a possible divestiture. In connection with the agreement, the Company issued 30,000 restricted shares of the Company’s common stock. The agreement was terminated in September 2007. (See Note 11. Equity Transactions).

Note 10. Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chairman of the Board. This agreement is on a month-to-month basis for $1 per month. The total consulting expense recorded per this verbal agreement was $3 and $9 for both the three and nine month periods ended March 2008 and 2007, respectively. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $30 and $90 for both the three and nine month periods ended March 31, 2008 and 2007, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

In September 2007, the Company entered into a Consultancy Agreement (the “Agreement”) with three individuals (the “Consultants”), two of whom are also employees of CDS International Holding, Inc. (“CDS”), an entity controlled by a significant shareholder and director of the Company. The Agreement is for one year, subject to termination by the Company for any reason with three months notice and will automatically renew at the end of each one-year term unless cancelled in writing by either party with one months written notice. In March 2008, the Consultants were hired as employees of the Company and CDS remained as a consultant for $3 per month. The Company was paying the Consultants $25 per month and grant an aggregate of 500,000 in stock options and/or restricted stock awards under the Company’s Stock Option Plan (the “Stock Compensation”) and participate in any Company bonus program adopted by the Company’s Board of Directors. The Stock Compensation is an annual award and each award will vest one-third on the grant date and one-third on each of the first and second anniversaries on each September 1 after the grant date. In the three and nine months ended March 31, 2008, the Company paid $50 and $95, respectively in cash payments and recognized non cash compensation expense of $166 and $733 in the three and nine months ended March 31, 2008.

See Note 9(a) - Leases for related party lease transactions.

Note 11. Equity Transactions

(a) Stock Option Plan and Warrants. There were 690,800 stock options and no warrants issued in the nine months ended March 31, 2008 and no stock options or warrants issued in the nine months ended March 31, 2007. During the three and nine months ended March 31, 2008, the company has incurred stock compensation expense for the current year stock options issued of $123 and $311, respectively, and $75 and 218, respectively for stock options issued in the prior year.

(b) Restricted Stock Award. There were 735,000 and 331,170 restricted stock award units issued in the nine months ended March 31, 2008 and 2007, respectively. During fiscal year 2008, there were 237,379 restricted stock award units that vested. During the three and nine months ended March 31, 2008, the company has incurred stock compensation expense for the current year restricted stock awards issued of $252 and $770, respectively, and $99 and 288, respectively for restricted stock award units issued in the prior year.

In May 2007, the Company entered into a separate one-year financial advisor agreement (the “Engagement”), whereby it issued 30,000 shares of restricted stock of the Company to the financial advisor. As such, on the effective date, the Company recognized prepaid consulting expenses of $173 with a corresponding increase in equity. In September 2007, the Company terminated the Engagement with the financial advisor and charged off the remaining prepaid balance of approximately $159 to consulting fee expense during the nine months ended March 31, 2008.

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

(c) Series C Redeemable Convertible Preferred Stock. On February 21, 2008, the Company raised $5,788 in net proceeds from the sale of 6,000 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $1,000 per share (‘the “Series C Preferred Shares’), at a purchase price of $1,000 per share, in connection with the extinguishment of the Revolving Credit Facility and the Term Credit Facility. (See Note 7. Revolving and Term Credit Facilities and Restricted Cash.)

Dividends of the Series C Preferred Shares are 10% per annum, payable on an annual basis, by the Company in shares of the Company's Common Stock, par value $.002 per share (the "Common Stock"). Accordingly, the Company has accrued approximately $65 in the quarter ended March 31, 2008.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The Series C Preferred Shares are convertible at any time at the option of the holder into shares of our common stock based on a conversion price, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event, and upon certain below-market issuances of our common stock. Upon the election to convert, each holder of shares of Series C Preferred Shares will receive such number of fully-paid and nonassessable shares of our common stock as determined by dividing the aggregate liquidation preference of the shares of Series C Preferred Shares to be converted by the conversion price then in effect on the conversion date. Prior to and including August 21, 2008, the conversion price of each share of Series C Preferred Shares is a formula that bases the conversion price on the lesser of (i) the greater of (x) 90% of the average market price of our common stock for 10 trading days immediately preceding the conversion date and (y) $2.00 and (ii) $2.94. After August 21, 2008, the conversion price of each share of Series C Preferred Shares is a formula that bases the conversion price on the greater of (i) 90% of the average market price of our common stock for 10 trading days immediately preceding the conversion date and (ii) $2.00. The liquidation preference is equal to $1,000 per share of Series C Preferred Stock held by the holder plus any accrued but unpaid dividends on such shares. The Series C Preferred may be redeemed under certain circumstances stated in the Certificate of Designations.

Each holder has the right to require the Company to redeem all or any portion of the Shares held by such Holder (a "Mandatory Redemption") in cash upon the occurrence of certain events. The amount payable upon a Mandatory Redemption shall be equal to the greater of (i) the aggregate liquidation preference for the Series C Preferred Shares being redeemed as of the Mandatory Redemption Date and (ii) the aggregate liquidation preference for such Series C Preferred Shares divided by the Conversion Price, as defined, multiplied by the Market Price, as defined, in effect on the Mandatory Redemption Date.

The Company shall pay in cash the Mandatory Redemption Price to the holder exercising its right to redemption on or prior to the fifth (5th) Business Day following the date on which such holder delivers written notice to the Company demanding the redemption of such holder's Series C Preferred Shares specifying the number of Series C Preferred Shares to be redeemed. If the Company fails to pay the Mandatory Redemption Price to a holder on or before the Mandatory Redemption Date, such Holder is entitled to interest until the Mandatory Redemption Price has been paid in full, at an annual rate equal to the Default Interest Rate.

If any Series C preferred shares remain outstanding on the maturity date (February 1, 2013), the Company will either (i) convert such preferred shares at a conversion rate determined by dividing 115% of the conversion amount being converted by the applicable conversion price as of the maturity date for such preferred shares or (ii) redeem such preferred shares for an amount in cash per preferred share equal to the conversion amount. The Company is required to give sixty (60) days written notice to each holder of Series C shares, which shall state its election. The Company can redeem at maturity all or a portion of the Series C shares.

The Company recorded the beneficial conversion feature of $1,216 in accordance with EITF 00-27 and such amounts are being accreted over the five year period until the mandatory redemption date of the Series C Preferred Stock, the fifth anniversary of closing. The Company recorded accretion of $24, for the quarter ended March 31, 2008

In May 2008, the Company registered the Common Stock underlying the Series C Preferred Shares, for resale under the Securities Act of 1933 and applicable state securities laws.

Note 12. Income Taxes

During the quarter ended March 31, 2008 the Company recorded a valuation allowance against its fiscal year 2008 losses, as uncertainties of the future utilization of the deferred tax assets relating to the increased net operating losses will be able to be utilized. This change in the effective tax rate is primarily a result of a valuation allowance against current year losses of $2,627 and a valuation allowance of $859 as a result of the impending spin-off of the Biotechnologies Segment, for which the Company's carry-forward losses will not be able to be utilized.

Note 13. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Nutraceuticals, Pharmaceuticals and Biotechnologies. The international sales, concentrated primarily in Europe, for the three and nine months ended March 31, 2008 and 2007 were $2,159 and $2,224, and $6,376 and $10,694, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Financial information relating to the three and nine months ended March 31, 2008 and 2007 operations by business segment is as follows:

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

For the remaining three months of fiscal year 2008, we expect consolidated net sales to be between $13.0 million and $15.0 million, compared to $10.0 million in the remaining three months of fiscal year 2007. Historically, our net sales of our proprietary Nutraceutical product line have been lower in the second half of the fiscal year than in the first half of the fiscal year; however we are optimistic that our sales over the remaining three months of this fiscal year will exceed our third quarter results, as our sales and consulting professionals are assisting us in expanding our market, customer base, promotion of our products and strategically developing and launching new natural fruit juice products. In addition, we remain optimistic with our Syzmo™ product line as sales indicators and feedback from our ongoing sales and marketing efforts suggest a high demand for an organic energy drink unique from other energy drinks currently being offered.

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

On November 9, 2007, the Board of Directors of the Company, approved a plan to distribute its equity interests in Biotech to its stockholders. This process is commonly referred to as a spin-off. Stockholders of the Company will receive one share of Biotech's common stock for each share of common stock owned of the Company as of the record date. In May 2008, the Company filed Schedule 14C, Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 (Amendment No. 1) with the Securities and Exchange Commission which describes the intended distribution of 100% of the issued and outstanding shares of Biotech's common stock held by the Company to its holders of common stock. Immediately following the distribution, Biotech will complete a private offering of shares of its common stock to a limited number of investors for gross proceeds of approximately $5.0 million and will also issue additional shares of its common stock to the Company in lieu of a portion of the amount owed in intercompany debt. As a result of these subsequent transactions, it is expected that the current stockholders of the Company will own 84.6% of the issued and outstanding shares of Biotech's common stock, the investors in the private offering will own an aggregate of 10% of such shares, and the Company will own 5.4% of such shares.

Following the spin-off, Biotech will be a public company with stock traded on the OTC Bulletin Board. Owners of common stock or the Company on the record date (to be determined), the effective date of the spin-off, will own shares in both the Company and Biotech. Biotech will apply to have its common stock listed on the OTC Bulletin Board under a to be determined symbol.

Critical Accounting Policies and Estimates

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•	sales returns and allowances;

•	trade marketing and merchandising;

•	allowance for doubtful accounts;

•	inventory valuation;

•	valuation and recoverability of long-lived and intangible assets and goodwill, including the values assigned to acquired intangible assets;

•	income taxes and valuation allowance on deferred income taxes, and;

•	accruals for, and the probability of, the outcome of current litigation.

•	deferred tax valuation allowance.

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

We performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of March 31, 2008, the allowance for doubtful accounts was $0.1 million. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $0.1 million of income or expense.

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

Results of Operations

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

For the three months ended March 31,		For the nine months ended March 31,	
	2008	2007	2008	2007
Sales, net	100.0%	100.0%	100.0%	100.0%
Costs and expenses:				
Cost of sales	92.0%	70.1%	82.4%	68.1%
Selling and administrative	55.6%	26.6%	45.5%	26.1%
	147.6%	96.7%	127.9%	94.2%
(Loss) income from operations	(47.6%)	3.3%	(27.9%)	5.8%
Other (expense) income:				
Interest expense	(4.7%)	(1.3%)	(3.2%)	(1.0%)
Other income	0.4%	-	0.3%	0.1%
Interest and investment income	0.1%	0.1%	0.1%	0.2%
	(4.2%)	(1.2%)	(2.8%)	(0.7%)
(Loss) income before income taxes (benefit)	(51.8%)	2.1%	(30.7%)	5.1%
Federal and state income taxes (benefit), net	4.0%	1.4%	(0.9%)	2.4%
(Loss) income before minority interest	(55.8%)	0.7%	(29.8%)	2.7%
Minority interest	-	-	-	0.1%
Net (loss) income	(55.8%)	0.7%	(29.8%)	2.8%
Deemed dividend from beneficial conversion feature of Series B Preferred Stock	(0.6%)	(0.1%)	(0.2%)	(3.6%)
Series B Preferred Stock dividend	(0.2%)	(0.0%)	(0.1%)	(3.1%)
Net (loss) income allocable to common shareholders	(56.6%)	0.6%	(30.1%)	(3.9%)

For the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007

Sales, net. Sales, net, for the nine months ended March 31, 2008 and 2007 were $37.5 million and $50.2 million, respectively, a decrease of $8.1 million or 25.2%. The decrease is comprised of the following:

For the nine months ended March 31, 2008, approximately 70% of total net sales were derived from three customers as compared 76% of total net sales for the nine months ended March 31, 2007. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market.

Sales, net for the Nutraceutical segment for the nine months ended March 31, 2008 and 2007 were $33.1 million and $45.3 million, respectively, a decrease of approximately $12.1 million or 26.8%. This decrease is, in part, the result of a decrease in sales from our branded proprietary Nutraceutical product line of approximately $8.9 million in part due to fewer promotional programs at our club stores and no new products introduced into the market during the current fiscal year as compared to the nine months ended March 31, 2007. Since the Company has not penetrated the market with new products, the Company has had to give discounts and pricing concessions to our customers in order to maintain shelf space and required customer sales volume. Included against net sales are price concessions of approximately $1.2 million; of which approximately $0.8 million was incurred in the third quarter of the fiscal year 2008. In addition the Company’s contract manufacturing products sales decreased approximately $4.1 million, primarily due to lower international reorders from our customers. The Syzmo™ product generated net sales of approximately $0.6 million, and the remaining Nutraceutical product lines had net sales growth of approximately $0.3 million compared to the prior period. We are planning on launching 6 to 8 new products in test markets during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.

Pharmaceuticals sales for the nine months ended March 31, 2008 were $3.5 million compared to $4.3 million, a decrease of $0.7 million or 17.5% from the comparable period. This decrease is primarily due to decreased sales of approximately $1.2 million of the Company’s Contract Research Organization (CRO) business in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. This was off-set by increased net sales in our Approved Pharmaceutical Ingredients (API) business of approximately $0.5 million in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007.

Our Biotechnologies Segment sales for the nine months ended March 31, 2008 were $0.9 million compared to $0.7 million, an increase of $0.2 million or 34.6% from the comparable period. This increase is primarily due to increased sales under a supply contact agreement of approximately $0.2 million.

Cost of sales. Cost of sales decreased by $3.2 million to $31.0 million for the nine months ended March 31, 2008 as compared to $34.2 million for the nine months ended March 31, 2007. Cost of sales increased as a percentage of sales to 82.5% for the nine months ended March 31, 2008 as compared to 68.1% for the nine months ended March 31, 2007. This increase in costs of sales as a percentage of net sales was mainly a result of a $3.8 million, or approximately 10% of net sales, of write-offs for certain inventory items, mainly in our Nutraceutical segment’s business lines. Of the write-off of $3.8 million, $2.8 million is related to changes in the Company’s packaging and design, discontinuation of certain product lines and valuation adjustments on certain new products in our Naturally branded product lines. An additional $0.8 million write-off is a result of abandoning a focused marketing campaign to increase sales of our private labeled nutritional supplement products through e-commerce and mail publication and to expand business with new and existing customers by offering new products and formulas in our contract manufacturing product line of business. The remaining $0.2 million is due to an isolated production run which the product did not meet our standards. Costs of sales also increased as a percentage of net sales as a result of lower sales volumes for our businesses with fixed manufacturing costs in both the Nutraceutical and Pharmaceutical segments. Lastly, the profit mix in our Naturally branded product lines has resulted in decrease in our margins as mark-downs, buy-one get-one promotions had resulted in approximately a $1.2 million reduction to our net sales.

The cost of sales for our Nutraceutical segment decreased from $30.4 million to $27.3 million or $3.1 million the nine months ended March 31, 2007 and 2008, respectively. As a percentage of net sales, the cost of sales increased 15.3%, from 67.3% for the nine months ended March 31, 2007 to 82.6% for the nine months ended March 31, 2008. This increase is primarily a result of approximately a $3.8 million of write-offs for certain inventory items. Of the write-off of $3.8 million, $2.8 million is related to changes in the Company’s packaging and design, discontinuation of certain product lines and valuation adjustments on certain new products in our Naturally branded product lines. An additional $0.8 million write-off is a result of abandoning a focused marketing campaign to increase sales of our private labeled nutritional supplement products through e-commerce and mail publication and to expand business with new and existing customers by offering new products and formulas in our contract manufacturing product line of business. The remaining $0.2 million is due to an isolated production run which the product did not meet our standards. The increase in the cost of sales as a percentage of net sales is due to the decline in net sales volumes for our contract manufacturing products of approximately $4.1 million. A majority of our manufacturing costs for our contract manufacturing business is fixed, which will increase the cost of sales as a percentage of sales as there are fewer sales to spread the fixed costs over. Lastly, the profit mix in our Naturally branded product lines has resulted in decrease in our margins as mark-downs, buy-one get-one promotions had resulted in approximately a $1.2 million reduction to our net sales.

The Pharmaceutical segment cost of sales was $3.2 million and $3.4 million for the nine months ended March 31, 2008 and 2007, respectively. As a percentage of net sales, the cost of sales increased 10.7%, from 79.2% to 89.9% for the nine months ended March 31, 2007 and 2008, respectively. This increase is due to lower sales in our CRO business, which resulted in an increased cost of sales as the majority of the costs are fixed and associated to salaries and employee benefits and excess manufacturing capacity in our API business. If our net sales continue to grow in our API business, we will be able to absorb more of our manufacturing costs, thereby decreasing our cost of goods sold on future sales.

Selling and Administrative Expenses. Selling and administrative expenses were $17.1 million for the nine months ended March 31, 2008, an increase of $4.0 million or 30.2% as compared with $13.1 million for the nine months ended March 31, 2007. As a percentage of sales, net, selling and administrative expenses were 45.5% for the nine months ended March 31, 2008 and 26.1% for the prior comparable period.

Selling and administrative expenses for our Nutraceuticals segment were $12.2 million for the nine months ended March 31, 2008, an increase of $3.2 million or 35.9% as compared with $9.0 million for the nine months ended March 31, 2007. As a percentage of Nutraceutical sales, net, selling and administrative expenses were 36.9% for the nine months ended March 31, 2008 and 19.9% for the prior comparable period.

During the nine months ended March 31, 2008, selling and administrative expenses in our Nutraceutical Segment related to business lines we acquired or divested during fiscal year 2008 added additional costs of approximately $2.6 million. The Organic Beverage Company (TOBC) increased the Nutraceuticals segment’s total selling and administrative expenses for the nine months ended March 31, 2008 by $2.3 million, which was partially offset by a decrease in Micro Nutrition, Inc.’s selling and administrative expenses of $0.1 million included in the results for the nine months ended March 31, 2007.

Excluding the selling and administrative expenses related to business lines acquired or divested during the fiscal year ended June 30, 2007, our selling and administrative expenses in our Nutraceuticals Segment increased $0.8 million from the prior comparable period. This increase is a result of approximately $1.2 million of increased stock compensation expense and $0.3 million of increased salaries and employee benefit expenses, off-set by $0.3 million of marketing and indirect advertising, $0.2 million reduction in royalty and commission expense as a result of decreased sales, and $0.2 million due to reduced insurance, tradeshows and travel related costs and other office related expenses.

The Pharmaceutical selling and administrative expenses increased by approximately $0.1 million to $3.1 million for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. This increase is a result of approximately $0.2 million of increased salaries and employee benefit expenses mainly due to increased head-count, off-set by $0.1 million of professional expenses.

The Biotechnologies selling and administrative expenses increased by approximately $0.6 million to $1.7 million for the nine months ended March 31, 2008 as compared to $1.1 million for the nine months ended March 31, 2007. The increase in the current fiscal period is primarily due to the write-off of an investment of $0.3 million, an increased salary and employee benefits of $0.1 million, an increase in professional fees of $0.1 million and $0.1 million due to increased lab and convention expenses.

Other expense, net. Other expense, net increased approximately $0.4 million for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. This is primarily attributable to, an increase in interest expense due to the increased average total of outstanding obligations for the period ending March 31, 2008 as compared to March 31, 2007, offset by a gain of $327on the extinguishment of the credit facilities in the quarter and nine months ended March 31, 2008. In addition, interest income decreased for the nine months ended March 31, 2008 as compared to 2007 due to lower average cash and cash equivalents balances.

Federal and state income tax, net. Federal and state income tax, net. Federal and state income tax changed from a tax expense of $1.2 million for the nine months ended March 31, 2007 to a tax expense of just under $1.0 million for the nine months ended March 31, 2008. Our effective tax rate decreased from 46.9% to 8.7%. The decrease in our effective tax rates is primarily the result of providing a 100% valuation allowance on any deferred tax assets generated in the nine months ended March 31, 2008, including the net operating loss generated, plus an additional $0.8 million for the entire federal net operating loss asset related to Biotech's net operating loss carryforwards as of June 30, 2007 as a result of the impending spin-off of Biotech, for which their carry-forward federal losses will not be able to be utilized prior to the spin-off.

State net operating losses available to Biotech were reserved for in previous reporting periods.

Net' (loss) income applicable to common shareholder. The Company's net loss for the nine months ended March 31, 2008 was $11.6 million as compared to net income of $2.5 million for the nine months ended March 31, 2007. This decrease of approximately $14.1 million is primarily the result of a decrease in gross profit in our Nutraceuticals and Pharmaceutical segment of approximately $9.1 million and $0.2 million, respectively, an increase in selling and administrative expenses of $4.0 million primarily attributable to the Nutraceuticals segment, and an increase in other expense of approximately $0.4 million primarily attributable to increased interest expenses. The federal and state income tax expense of approximately $1.0 million, mainly attributable to the valuation allowance recorded on the prior year Biotechnologies Segment losses due to the impending spin-off.

For the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007

Sales, net. Sales, net, for the quarter ended March 31, 2008 and 2007 were $11.2 million and $16.4 million, respectively, a decrease of $5.2 million or 31.8%. The decrease is comprised of the following:

For the three months ended March 31, 2008, approximately 70.4% of total net sales were derived from three customers as compared 74.6% of total net sales for the three months ended March 31, 2007. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our propriety branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market.

Sales, net for the Nutraceutical segment for the three months ended March 31, 2008 and 2007 were $9.8 million and $14.9 million, respectively, a decrease of approximately $5.1 million or 34.3%. For the quarter ended March 31, 2008, our branded proprietary Nutraceutical product line decreased approximately $5.7 million in part due to fewer promotional programs at our club stores and no new products introduced into the market during the current fiscal year as compared to the nine months ended March 31, 2007. Since the Company has not penetrated the market with new products, the Company has had to give discounts and pricing concessions to our customers in order to maintain shelf space and required customer sales volume. Included against net sales are price concessions of approximately $0.8 million in the third quarter of the fiscal year 2008. In addition the Company’s contract manufacturing products sales decreased approximately $0.1 million, primarily due to lower reorders from a major international customer. The Syzmo™ product generated net sales of approximately $0.4 million, and the remaining Nutraceutical product lines had net sales growth of approximately $0.3 million compared to the prior period.

Pharmaceuticals sales for the three months ended March 31, 2008 were $1.0 million compared to $1.2 million, a decrease of $0.2 million or 17.9% from the comparable period. This decrease is primarily due to decreased sales in our Contract Research Organization (CRO) business in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

Our Biotechnologies Segment sales for the three months ended March 31, 2008 were $0.4 million compared to $0.3 million, an increase of $0.1 million or 34.0% from the comparable period.

Cost of sales. Cost of sales decreased to $10.3 million for the three months ended March 31, 2008 as compared to $11.5 million for the three months ended March 31, 2007. Cost of sales increased as a percentage of sales to 92.1% for the three months ended March 31, 2008 as compared to 70.1% for the three months ended March 31, 2007. This increase is primarily a result of approximately a $1.3 million of write-offs for certain inventory items. Of the write-off of $1.1 million, $1.1 million is related to changes in the Company’s packaging and design, discontinuation of certain product lines and valuation adjustments on certain new products in our Naturally branded product lines. The remaining $0.2 million is due to an isolated production run which the product did not meet our standards. Lastly, the profit mix in our Naturally branded product lines has resulted in decrease in our margins as mark-downs, buy-one get-one promotions had resulted in approximately a $0.8 million reduction to our net sales.

The cost of sales for our Nutraceutical segment decreased $1.1 million from $10.3 million for the three months ended March 31, 2007 to $9.2 million for the three months ended March 31, 2008. As a percentage of net sales, the cost of sales increased 24.6%, from 69.2% for the three months ended March 31, 2007 to 93.8% for the three months ended March 31, 2008. This increase is primarily a result of approximately a $1.3 million of write-offs for certain inventory items. Of the write-off of $1.3 million or 13.3% of cost of sales, $1.1 million is related to changes in the Company’s packaging and design, discontinuation of certain product lines and valuation adjustments on certain new products in our Naturally branded product lines. The remaining $0.2 million is due to an isolated production run which the product did not meet our standards. The remaining increase in our cost of sales as a percentage of net sales, is a result of the decline in net sales volumes for our branded Nutraceutical product line of approximately $5.7 million, which is due to no new products and increased promotions which have changed our profit mix in our Naturally branded product lines and has resulted in decrease in our margins as mark-downs, buy-one get-one promotions had resulted in approximately a $0.8 million reduction to our net sales. Lastly a decline in net sales volumes in our contract manufacturing products of approximately $0.1 million. A majority of our manufacturing costs for our contract manufacturing business is fixed, which will increase the cost of sales as a percentage of sales as there are fewer sales to spread the fixed costs over.

The Pharmaceutical segments cost of sales was $0.9 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. As a percentage of the Pharmaceutical segment’s net sales, the cost of sales increased 6.9%, from 87.3% to 94.2% for the three months ended March 31, 2007 and 2008, respectively. This increase is due to lower sales in our CRO business, which resulted in an increased cost of sales as the majority of the costs are fixed and associated to salaries and employee benefits and excess manufacturing capacity in our API business. If our net sales continue to grow in our API business, we will be able to absorb more of our manufacturing costs, thereby decreasing our cost of goods sold on the future sales.

Selling and Administrative Expenses. Selling and administrative expenses were $6.2 million for the three months ended March 31, 2008, an increase of $1.8 million or 42.3% as compared with $4.4 million for the three months ended March 31, 2007. As a percentage of sales, net, selling and administrative expenses were 42.1% for the three months ended March 31, 2008 and 22.6% for the prior comparable period.

Selling and administrative expenses for our Nutraceuticals segment were $4.4 million for the three months ended March 31, 2008, an increase of $1.4 million or 45.2% as compared with $3.0 million for the three months ended March 31, 2007. As a percentage of the Nutraceutical segment’s sales, net, selling and administrative expenses were 45.1% for the three months ended March 31, 2008 and 20.4% for the prior comparable period.

During the three months ended March 31, 2008, our selling and administrative expenses in our Nutraceutical Segment related to business lines we acquired or divested during fiscal year 2008 added additional costs of approximately $0.8 million. The Organic Beverage Company (TOBC) increased the Nutraceuticals segment’s total selling and administrative expenses for the three months ended March 31, 2008 by $0.8 million, which did not have a significant impact in the results for the three months ended March 31, 2007.

Excluding the selling and administrative expenses related to business lines acquired or divested during the fiscal year ended June 30, 2007, our selling and administrative expenses in our Nutraceuticals Segment increased $0.5 million from the prior comparable period. This increase is a result of approximately $0.4 million of increased stock compensation expense and $0.3 million of increased salaries and employee benefit expenses, off-set by $0.1 million of marketing and indirect advertising and $0.1 million due to reduced royalty and commission expense as a result of decreased sales, insurance, tradeshows and travel related costs and other office related expenses.

The Pharmaceutical selling and administrative expenses increased $0.1 million, from $1.0 million for the three months ended March 31, 2007 to $1.1 million for the three months ended March 31, 2008. This increase is mainly a result of increased salaries and employee benefit related expenses.

The Biotechnologies selling and administrative expenses increased by $0.4 million to $0.7 million for the three months ended March 31, 2008, from $0.3 million for the three months ended March 31, 2007. This increase is primarily due to research and development expenses of $0.3 million and an aggregate increase of $0.1 million in salary and employee benefits, professional fees, lab expenses and convention expenses.

Other expense, net. Other expense, net decreased approximately $0.1 million for the three months ended March 31, 2008 primarily attributable to, an increase in interest expense due to the increased average total of outstanding obligations for the period ending March 31, 2008 as compared to March 31, 2007, offset by a gain of $327on the extinguishment of the credit facilities in the quarter ended March 31, 2008. In addition, interest income decreased for the quarter ended March 31, 2008 as compared to 2007 due to lower average cash and cash equivalents balance.

Federal and state income tax, net. Federal and state income tax, net. Federal and state income tax expense increased from $0.2 million for the three months ended March 31, 2007 to $1.8 million for the three months ended March 31, 2008. Our effective tax rate decreased from 65.2% to 32.1%. The dollar amount increase and the decrease in our effective tax rates are primarily a result of our state income tax expenses of $0.5 million in the three months ended March 31, 2007 for which there were no offsetting deferred tax assets available to reduce our state income tax expense in our separate state tax filers with taxable income, whereas, for federal income tax purposes our operating companies with taxable losses offset taxable income from our two tax paying operating companies for state purposes. In the three months ended March 31, 2008, we recorded additional valuation reserves on our deferred tax assets of $1.7 million based on our estimate of future utilization of our deferred tax assets.

Net (loss) income applicable to common shareholders. The Company's net loss for the three months ended March 31, 2008 was $7.3 million as compared to net income of $0.1 million for the three months ended March 31, 2007. This decrease of approximately $3.9 million is primarily the result of a decrease in gross profit in our Nutraceuticals and Pharmaceutical segment of approximately $4.0 million and $0.2 million, respectively, an increase in selling and administrative expenses of $1.9 million primarily attributable to the Nutraceuticals segment, and an decrease in other expense of approximately $0.1 million primarily attributable to increased interest expenses, off-set in part by, offset by a gain on the extinguishment of the credit facilities in the quarter ended March 31, 2008. The federal and state income tax expense of approximately $1.6 million, mainly attributable to the increase in our valuation allowance recorded on the prior year Biotechnologies Segment losses due to the impending spin-off, and the valuation allowance of the current year losses.

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

At March 31, 2008, the Company's working capital was approximately $6.2 million, a decrease of $4.8 million from working capital at June 30, 2007 of $11.0 million. The decrease in our working capital is a result of our current fiscal year losses, higher current notes payable balances, lower inventory and accounts receivable balances. Cash and cash equivalents were $1.6 million at March 31, 2008, a decrease of $0.6 million from $2.2 million at June 30, 2007.

Net cash used by operating activities of $3.9 million for the nine months ended March 31, 2008 included net loss of $8.7 million. After excluding the effects of non-cash expenses, including deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was $6.8 million. Additional cash provided of approximately $2.9 million was the result of a decrease in inventory of $2.7 million, accounts receivable of $0.3 million, other current assets, security deposits and other assets of $0.4 million and a increase of accounts payable of $0.7 million, these increases to cash were partially offset by, a decrease in accrued expenses and other current liabilities and income taxes payable of $1.2 million.

Net cash used in operating activities of $3.9 million for the nine months ended March 31, 2007 resulted from net income of $1.4 million. After excluding the effects of non-cash expenses, including deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash provided before the effect of the changes in working capital components was $3.6 million. Cash used for working capital components of approximately $7.5 million was the result of an increase in inventory of $5.7 million, accounts receivable of $1.4 million, prepaid expenses and other current and non current assets of approximately $0.2 million and a decrease of accounts payable of approximately $0.6 million, these reductions to cash were partially offset by, an increase in accrued expenses and other current liabilities and income taxes payable of $0.4 million.

The Company used $0.5 million and $1.2 million of cash in investing activities for the nine months ended March 31, 2008 and 2007, respectively. The use of cash was to purchase property and equipment of $0.3 million and $0.7 million and to purchase intangible assets of $0.2 million and $0.5 million for the nine months ended March 31, 2008 and 2007, respectively.

Cash provided by financing activities was $3.8 million for the nine months ended March 31, 2008. Cash provided during the nine months ended March 31, 2008 was the result of proceeds of $20.9 million. The components of the proceeds are from the issuance of Series C Preferred Stock of $5.8 million, convertible note payable of $4.5 million, notes payable of $7.0 million, the release of restricted cash under the revolving credit facility of $2.0 million, an increase to the revolving credit facility of $1.5 million and exercising of stock options of $0.1 million. The proceeds were offset, in part by repayments of the revolving credit facility and the term loan of $7.4 million and $9.8 million, respectively.

Cash provided by financing activities was $0.7 million for the nine months ended March 31, 2007. Cash provided during the nine months ended March 31, 2007 was the result of proceeds of $18.8 million. The components of the proceeds are from the revolving credit facility $18.0 million and exercising of stock options of $0.8 million. The proceeds were offset, in part by the early redemption of 650 shares of our Series B Preferred Stock of $6.5 million, dividends paid of $0.4 million and repayments of the revolving credit facility of $4.5 million, note payable – bank of $.45 million and loan payable – TIS of $0.2 million; respectively, and funding of restricted cash under the revolving credit facility of $2.0 million and $9.8 million.

Management believes consolidated net sales for the remaining three months of fiscal year 2008 will be between $12.0 million and $14.0 million, we believe this will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs. Our return to profitability in our fourth quarter of fiscal 2008 and for the fiscal year 2009, should provide a significant portion of our cash needs over the ensuing twelve-month period to meet our capital expenditure needs, outstanding commitments and other liquidity requirements. Our ability to fund these requirements will depend our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy we are evaluating each line of business to identify were we may need to decrease our spending in our Business Segments that are net users of cash or we may pursue strategic acquisitions, investments or divestitures what will complement our core company strategy. Additionally, we also need to conclude our capital raise efforts for our Biotechnologies Segment and complete the pending spin-off of that business segment in order for us to meet our cash needs for all of our business segment’ operations and contractual commitments in fiscal 2008 and into fiscal 2009.

Our total annual commitments at March 31, 2008 for long term non-cancelable leases of approximately $5.5 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended March 31, 2008 and 2007 were $0.3 million and $0.7 million for each period, respectively. The Company has budgeted approximately $1.0 million for capital expenditures for fiscal 2008. The total amount is expected to be funded from cash provided from its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which will become effective for the Company January 1, 2009, with retroactive adoption of the Statement's presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent's equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent's ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We do not anticipate the implementation of SFAS No. 160 will significantly change the presentation of our consolidated income statement or consolidated balance sheet.

In June 2007, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of July 1, 2008. We adopted Interpretation No. 48 effective July 1, 2008, and the impact to our consolidated financial position, results of operations and cash flows was not material.

In September 2007, the FASB issue SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2008 and interim periods within those fiscal years. We do not expect SFAS 157 to have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We do not expect SFAS No. 159 to have a material impact on our consolidated financial position, results of operations and cash flows.

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

Not applicable.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

NatEx Georgia LLC and Vasili Patarkalishvili v. Robert B. Kay, E. Gerald Kay, Trade Investment Services, LLC, Paxis Pharmaceuticals, Inc., Dean P. Stull and Integrated BioPharma, Inc., pending in the Supreme Court for the State of New York, New York County. Plaintiffs NatEx Georgia LLC and Vasili Patarkalishvili commenced this action on July 19, 2004, alleging claims for breach of contact, fraud and breach of the implied duty of good faith and fair dealing arising out of an alleged failure by Paxis to provide information necessary for NatEx to perform under the parties' July 2003 agreements by which NatEx had agreed to supply Paclitaxel extract. The complaint sought damages of more than $5.0 million. By order dated January 6, 2007, the Court granted in part Defendants' motion to dismiss. The Court dismissed all of the claims against all defendants, except for the breach of contract claim against Paxis. Plaintiffs filed a notice of appeal of that decision. On April 17, 2008, the Supreme Court, Appellate Division, First Department dismissed Plaintiffs' appeal for failure to perfect. Certain of the Defendants, including the Company, filed counter-claims against Plaintiffs for breach of the July 2003 agreement with NatEx and to collect on a $1.3 million note. By order dated June 7, 2007, the Court granted summary judgment in favor Paxis on Plaintiffs' remaining claim, and granted summary judgment in favor of Defendants on their counterclaims against Plaintiffs. The Court subsequently entered judgment in favor of Paxis, dismissing Plaintiffs' complaint and in favor of the Company and against NatEx Georgia LLC in the amount of $1.3 million, plus interest, due on the Promissory Note. At a hearing on August 15, 2008, the Court granted Defendants' application to recover attorneys' fees from NatEx Georgia LLC and Vasili Patarkalishvili in the amount of $304,000. We believe, however, that NatEx Georgia LLC is insolvent, and further believe that we most likely will not be able to recover any of the judgment against Mr. Patarkalishvili.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 11, 2008, the holders of a majority, as of such date, of the Company's outstanding shares of common stock ratified and approved by written consent the private placement of the Company's securities described in the Company's Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 22, 2008.  In such written consent, the holders also approved an amendment to the Company's Certificate of Incorporation to increase the aggregate number of authorized shares of its common stock from 25 million to 50 million.  As reported in the Company's Current Report on Form 8-K filed with the SEC on May 12, 2008, such amendment to its Certificate of Incorporation became effective on May 9, 2008, following the Company's compliance with the requirements imposed by Section 14(c) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 5. OTHER INFORMATION

See Item 4. above.

Item 6. EXHIBITS

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

INTEGRATED BIOPHARMA, INC.

Date: May 20, 2008	By:	/s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: May 20, 2008	By:	/s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer & Senior Vice President