Form 10-K
period 2008-06-30
INTEGRATED BIOPHARMA INC
filed 2008-10-14
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-K

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008	Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.002 par value per share	NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes | |	No | X |

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

-----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer | |
Accelerated Filer | |
Non-accelerated Filer | | Smaller reporting company | X |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | |	No | X |

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on October 6, 2008 was $18,646,498.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 6, 2008
Common Stock, $.002 par value	20,049,998 Shares

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

INDEX

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (“INBP”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by INB; changes in industry capacity; pressure on prices from competition or from purchasers of INB's products; regulatory changes in the Pharmaceutical manufacturing industry and Nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to INB; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in this Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified, by among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. INBP cautions investors that any forward-looking statements made by INBP are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to INBP include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other securities filings by INBP and its subsidiaries.

Although INBP believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. INBP’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and INBP does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I

Item 1. Description of Business

General

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “INBP”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer, Pharmaceutical technical services through its contract research organization; and the biotechnology business that uses its patented plant-based technology to produce vaccines and therapeutic antibodies. The Company’s customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company’s common stock trades on the NASDAQ Global Market under the symbol “INBP.” The Company continues to do business as Chem International, Inc. with its customers and certain vendors.

The Company has three primary business segments, Nutraceuticals, Pharmaceuticals and Biotechnologies as described below. In November 2007, we entered into a Separation and Distribution Agreement (the “Distribution”) with iBioPharma, Inc. the sole subsidiary in the Biotechnologies segment (“iBio”), whereby, iBio agreed to distribute, pro rata, to the holders of our common stock, all of the shares of iBio’s common stock we owned. The completion of the Distribution was subject to various customary closing conditions, including the declaration by the U.S. Securities and Exchange Commission of the effectiveness of the registration under the Securities Exchange Act of 1934 of iBio’s common stock. The Distribution was completed on August 18, 2008 and each shareholder of INBP’s common stock received one share of iBio’s common stock for each share the shareholder owned as of August 12, 2008, the Record Date. The Distribution should qualify as a tax-free reorganization under Section 355 of the Internal Revenue Code of 1986, as amended. The Agreement prohibits iBio from issuing any additional shares of its common stock in excess of the shares issued with respect to the Distribution for the two years immediately following the effective date of the Distribution.

On August 19, 2008, we entered into a Conversion Agreement with iBio, where approximately $5.2 million of the intercompany debt with iBio was contributed to additional paid in capital and $2.7 million of the intercompany debt purchased approximately 1.3 million shares of iBio, representing 6% of the then outstanding shares of iBio.

Additionally, on August 19, 2008, iBio closed on its $5.0 million capital raise in connection with its private placement of approximately ten percent (10%) of iBio. Such funds were released to iBio from an escrow account and it issued approximately 2.3 million shares of iBio’s par value $0.001 common stock, at an estimated purchase price of approximately $2.13 per share. This private placement reduced our ownership in iBio to 5.4%.

The financial statements contained herein, except for Item 8 Note 20. Subsequent Events. give no effect to the spin-off and related transactions.

Nutraceuticals

The Company’s subsidiary, InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers. The Company also manufactures, through Manhattan Drug, such products for sale under its own private label, “The Vitamin Factory”, primarily through mail order utilizing catalogs and the Internet through wholly-owned subsidiaries, The Vitamin Factory, Inc. and Scientific Sports Nutrition. The Vitamin Factory’s Internet site also offers for sale the Company’s branded proprietary Nutraceutical product line. The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

AgroLabs, Inc. manufactures and distributes for sales through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Naturally Aloe, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, 1st Choice Multi-Vitamin, and other products which are being introduced into the market, these are referred to as our branded proprietary Nutraceutical business.

The Organic Beverage Company, formerly Bioscience Technologies, Inc, manufactures and distributes Syzmo™, a USDA organic energy drink which is the first organic energy drink to obtain a glycemic index rating (“GI Rating”) from Glycemic Index Limited. The Company completed the acquisition of various assets related to the Syzmo ™ product lines from BevSpec, Inc. (“BevSpec”) on February 25, 2007. The assets included trademarks, copyrights, artwork, formula for the products, customer lists, inventories, accounts receivable and certain books and records. We also acquired formulas for USDA organic soda beverages, which will also contain a GI Rating. Subsequent to June 30, 2008, we curtailed our operations of this subsidiary and combined the sales efforts for this product line with AgroLabs.

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

In September 2008, we announced our engagement with an investment advisor to explore selling this segment.

Biotechnologies

On February 21, 2003, the Company completed a merger with NuCycle Acquisition Corp. (together with its wholly-owned subsidiary NuCycle Therapy, Inc., “NuCycle”). In the fiscal year ended June 30, 2005, NuCycle changed its name to InB:Biotechnologies, Inc. (“InB:Biotech”, now know as “iBio”). iBio is focused on using and promoting the use of our proprietary plant-based technology platform by which targeted proteins can be produced in plants for the development and manufacture of novel vaccines and therapeutics for use in humans and for certain veterinary applications. Historically, we have also used plants as sources of high-quality nutritional supplements. The Company has a patented process for hydroponic growth of edible plants that causes them to accumulate high levels of important nutritional minerals such as chromium, selenium, iron and zinc.

In collaboration with Fraunhofer USA Center for Molecular Biotechnology (“CMB”), we were developing the capability to rapidly produce effective, plant-made influenza vaccines. Programs are on-going to create novel subunit vaccines directed against both human and avian strains. Our near-term objective is to complete preclinical evaluation and transition selected vaccine candidates into Phase I clinical trials. Upon completion, we are required to make milestone payments related to achieving certain flu vaccine studies and our ongoing Anthrax study. After completion of Phase I, we agreed to conduct research to enhance, improve and expand the existing intellectual property, and CMB will develop processes, production techniques and methodologies of the existing proprietary technology and intellectual property for commercializing external applications. For this research we have committed to make non-refundable payments of $2.0 million per year for five years, aggregating to $10.0 million, beginning November 2009. We will make royalty payments to CMB based on receipts derived by the Company from sales of products utilizing the proprietary technology for a period of fifteen years.

In turn, CMB shall pay us royalty payments for all receipts, if any, realized by CMB sales, licensing or commercialization of the intellectual property acquired by them for the same fifteen year period. Furthermore, CMB has agreed to expand at a minimum, an addition $2.0 million per year in the same timeframe as us for research and development on the intellectual property.

Currently, we have executed other research agreements with CMB with an aggregate remaining financial commitment, including milestone payments, of $12.8 million as of June 30, 2008. This segment was spun-off as of August 18, 2008 and we no longer have ownership rights in iBio’s intangible assets or any related financial commitments to CMB.

Significant Revenues from Major Customers

A significant portion of our net sales are concentrated among three customers, Herbalife International of America, Inc., Costco Wholesale, Inc. and Sam’s Club. For the years ended June 30, 2008 and 2007, these customers represented approximately 53% and 74% of total net sales, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Our principal suppliers in the Nutraceutical Segment are Creative Flavor Concepts, Inc., Triarco Industries, Inc., and DSM Nutritional Products, Inc. In connection with our Pharmaceutical Segment, botanical materials derived from the Canadian yew tree, or Taxus canadensis, are used to produce Paclitaxel. Canadian yew trees are in limited supply.

Development and Supply Agreement

On March 13, 1998, the Company signed a development and supply agreement with Herbalife International of America, Inc. (“Herbalife”) whereby the Company develops, manufactures and supplies certain nutritional products to Herbalife, which agreement was renewed through December 31, 2009. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife. The Company and Herbalife are currently negotiating an amendment to this agreement which should result in increased volumes and an extension to the existing term.

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

The Company believes that there are other non-seasonal factors that also may influence the variability of quarterly results including, but not limited to, general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of the Company’s results of operations from consecutive periods is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future periods.

Variability of Quarterly Results and Impact of Advertising

In connection with our program to expand the Nutraceutical business, advertising and promotional expenses, including those classified as a reduction in sales, were $8.1 or 16.2% of net sales, in the fiscal year ended June 30, 2008 and were $9.7 million or 16.2% of net sales, in the fiscal year ended June 30, 2007. As the Company continues this program it may continue to incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before resulting increases, if any, in revenues occur, the program may increase variability of our quarterly results. Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

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

We intend to compete by stressing the quality of our manufacturing product, providing prompt service, competitive pricing of products in our marketing segment and by focusing on niche products in the international retail markets. We have also increased our advertising spending dollars to continue to promote our proprietary branded Nutraceutical product line and have expanded our advertising medias from time to time, to include radio and print. In our Pharmaceutical segment we have hired staff with the responsibility to increase our sales and marketing efforts in the contract services and manufacturing sectors and increased our exposure to the Pharmaceutical community by attending targeted trade shows and training the staff to submit proposals and follow-up with their business contacts.

Research and Development Activities

We currently conduct research and development activities at our manufacturing facility, our wholly-owned contract research organization and through arrangements with third party research facilities. Our research and development activities are primarily involved in the research, development and commercialization of Nutraceuticals, and naturally derived substances with nutritional, pharmacological or biotech properties. In the fiscal years ended June 30, 2008 and 2007, the Company expended $0.6 million and $0.7 million, respectively, on research and development activities. As a result of the spin-off of iBio in August 2008, we expect our research and development activities to not be a significant expenditure for the fiscal year 2009 as a majority of our research and development costs were associated with the Biotechnologies segment.

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.

Employees

As of October 6, 2008, we had approximately 171 full time employees of whom 61 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement, which expires August 31, 2010. Approximately 57 employees are administrative and professional personnel, 14 are laboratory personnel and 100 employees are production and shipping personnel. (Nine employees work in our Biotechnologies segment, which was spun-off in August 2008). We consider our relations with our employees to be good.

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

A significant portion of our revenues are concentrated among three customers, Herbalife International of America, Inc., Costco Wholesale, Inc. and Sam’s Club. For the years ended June 30, 2008 and 2007, these customers represented approximately 53% and 74% of total revenue, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

We face substantial uncertainty in our ability to protect our patents and proprietary technology.

Our ability to commercialize our products will depend, in part, on our or our licensors’ ability to obtain patents, to enforce those patents and preserve trade secrets, and to operate without infringing on the proprietary rights of others. The patent positions of biopharmaceutical companies like us are highly uncertain and involve complex legal and factual questions. To date, we have 22 U.S. applications pending and 34 applications pending in Europe, Canada, Australia, China, India, Brazil, Japan, Hong Kong and New Zealand for the intellectual property developed by FhCMB. There can be no assurance that:

•	patent applications owned by or licensed to us will result in issued patents;

•	patent protection will be secured for any particular technology;

•	any patents that have been or may be issued to us will be valid or enforceable;

•	any patents will provide meaningful protection to us;

•	others will not be able to design around the patents; or

•	our patents will provide a competitive advantage or have commercial application.

•

The failure to obtain and maintain adequate patent protection would have a material adverse effect on us and may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing of any product.

The risk of our ability to protect our patents and proprietary technology is mainly attributable to our Biotechnologies segment. As a result of the spin-off subsequent to our fiscal year end, this factor will be less of a risk to our Nutraceutial and Pharmaceutical segments.

We cannot assure you that our patents will not be challenged by others.

There can be no assurance that patents owned by or licensed to us will not be challenged by others. We currently hold one issued U.S. patent for methods of inducing gene silencing in plants and one U.S. patent application for which we have received a notice of allowance, describing systems for expression of vaccine antigens in plants. We could incur substantial costs in proceedings, including interference proceedings before the United States Patent and Trademark Office and comparable proceedings before similar agencies in other countries in connection with any claims that may arise in the future. These proceedings could result in adverse decisions about the patentability of our or our licensors’ inventions and products, as well as about the enforceability, validity or scope of protection afforded by the patents. Any adverse decisions about the patentability of our product candidates could cause us to either lose rights to develop and commercialize our product candidates or to license such rights at substantial cost to us. In addition, even if we were successful in such proceedings, the cost and delay of such proceedings would most likely have a material adverse effect on our business.

The risk of protecting our patents is mainly attributable to our Biotechnologies segment. As a result of the spin-off subsequent to our fiscal year end, this factor will be less of a risk factor to our Nutraceutial and Pharmaceutical segments.

We face competition from many different sources, including pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions, and such competition may adversely affect our ability to generate revenue from our products.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. For example, large pharmaceutical companies are in the influenza vaccine business. If we are successful in obtaining regulatory approval for our influenza vaccine candidate, these large companies would be our competitors.

Smaller or early stage companies may also prove to be significant competitors, particularly through business arrangements with large and established companies that may reduce the potential demand for access to our platform. For example, Novavax is conducting human clinical trials of vaccines for influenza and other infectious diseases using cell culture processes for manufacturing, and Medicago has announced preclinical experiments to produce influenza vaccines in green plants.

Finally, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If we fail to commercialize any of our product candidates, we may be unable to generate sufficient revenues to attain profitability or continue our business operations and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decline.

The risk of protecting our patents is mainly attributable to our Biotechnologies segment. As a result of the spin-off subsequent to our fiscal year end, this factor will be less of a risk factor to our Nutraceutical and Pharmaceutical segments.

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have entered into several agreements and arrangements described in our previous SEC public filings and to be fully described in our proxy statement for our 2008 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C., the merger with NuCycle Acquisition Corp., and the acquisition of the Paxis business from Trade Investment Services, LLC, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our Executive Officers and Directors beneficially own approximately 66% of our outstanding shares. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Our principal suppliers in our Nutraceutical Segment are Creative Flavor Concepts, Inc., Triarco Industries, Inc., and DSM Nutritional Products, Inc.

We incur significant accounting and other control costs that impact our financial condition.

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Some of our competitors are privately owned so their accounting and control costs can be a competitive disadvantage for us. Should our sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, our costs associated with regulatory compliance will rise as a percentage of sales.

Other issues and uncertainties may include:

•	New accounting pronouncements or changes in accounting policies; and

•	Legislation or other governmental action that detrimentally impacts our expenses or reduces sales by adversely affecting our customers.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On January 10, 1997, the Company entered into a lease agreement for approximately 75,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey. The facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company’s Chairman of the Board, and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease expires May 2015 and provides for a base annual rental of $0.3 million plus increases in real estate taxes and building expenses. At its option, the Company has the right to renew the lease for an additional five-year period.

The Company owns a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for Manhattan Drug’s tablet manufacturing operations.

On May 16, 2007, AgroLabs, Inc. entered into a five-year lease agreement for approximately 39,000 square feet of warehouse space in Coppell, Texas. We moved to this facility in the quarter ended June 30, 2007. The facility is used for the storage and distribution of inventory for its liquid Nutraceutical products, with approximately 4,500 square feet used for office space. This lease expires in May 2012 and provides for a base annual rental of $0.2 million plus increases in real estate taxes and building expenses. This replaced the lease that expired for the warehouse space in Grapevine, Texas during May 2007.

In connection with the acquisition of BevSpec, Inc., The Organic Beverage Company, assumed the five-year lease agreement entered into by BevSpec, Inc., in February 2005, for approximately 12,000 square feet of warehouse space in Austin, Texas. The facility is used for the storage and distribution of inventory for Syzmo™ products. The lease expires in February 2010 and provides for a base annual rental of $0.1 million plus increases in real estate taxes and building expenses. The Company consolidated warehouse space and abandoned this facility in September 2008.

Paxis presently leases a manufacturing facility in Boulder, Colorado. The facility is comprised of 22,483 square feet located at 5555 Airport Blvd., Suite 200, Boulder, Colorado 80301. The lease expires in March 2012 and provides for a base annual rental of $0.3 million plus increases in real estate taxes and building expenses.

InB:Hauser Pharmaceutical Services, Inc. leases two office facilities aggregating approximately 22,800 square feet used for both scientific laboratories and general office space. The office facilities are located at 6880 North Broadway Units A-L, Denver, Colorado 80221 and 6820 North Broadway Units R-S, Denver Colorado 80221. Both office facilities are leased through December 31, 2012 and provides for a base annual rental of $0.3 million plus increases in real estate taxes and building expenses.

In October 2005, the Company sub-leased 466 square feet of office space in Dover, Delaware, which expired on September 30, 2006. The lease has converted to a month-to-month lease and the space is used for the Company’s InB:Biotechnologies, Inc. offices. iBio will continue with the month-to-month lease after the spin-off which occurred in August 2008.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

On February 6, 2007 the Company’s common stock commenced trading on the NASDAQ Global Market under the symbol “INBP”. The Company’s common stock ceased trading on the American Stock Exchange under the symbol INB on February 5, 2007.

Set forth below are the high and low closing prices of the Common Stock as reported on the American Stock Exchange and NASDAQ Global Market, accordingly:

Holders

As of June 30, 2008, there were approximately 1,000 holders of record of the Company’s common stock.

Dividends

The Company has not declared or paid a dividend with respect to its common stock during the fiscal years ended June 30, 2008 and 2007 nor do we anticipate paying dividends in the foreseeable future.

The Company has paid dividends of $0.1 million with respect to its Series C Convertible Preferred Stock during fiscal year 2008. The Company has paid dividends of $0.4 million with respect to its Series B Redeemable Convertible Preferred Stock during the fiscal year ended June 30, 2007. No dividends were paid with respect to its Series B Redeemable Convertible Preferred Stock during the fiscal year 2008. All of our Series C Convertible Preferred Stock outstanding as of June 30, 2008 was converted to common stock in the first quarter of fiscal year 2009.

Equity Compensation Plans

The following table provides information as of June 30, 2008 about the Company's equity compensation plans :

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer; technical services through its contract research organization, and the biotechnology business, which uses its patented plant-based technology to produce vaccines and therapeutic antibodies. In August 2008, the Biotechnologies segment was spun-off. The Company’s customers are located primarily throughout the United States.

For the fiscal year ended June 30, 2008, our net sales decreased $10.2 million or 17.0% to $49.9 million from $60.2 million for the fiscal year ended June 30, 2007. The fourth quarter net sales for the current fiscal year as compared to the fourth quarter of the prior fiscal year increased approximately $2.4 million or 24.4%. The increased sales was primarily due to the Nutraceutical segment’s net sales which increased approximately $2.4 million plus an additional increase in net sales in the Pharmaceutical segment of $0.1 million, offset by a decline in net sales in the Biotechnology segment of $0.1 million for the fourth quarter ended June 30, 2008 as compared to the fourth quarter ended June 30, 2007. Although our Nutraceutical segment had a decline in net sales of $9.7 million for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007, we did see an increase in sales in the fourth quarter of fiscal year 2008 as compared to the fourth quarter of fiscal year 2007, and we remain optimistic about the long-term performance of our Nutraceutical segment as in late fiscal year 2008 we launched seven new products in various test markets, we have a dedicated sales and marketing team and made operational changes throughout the fiscal year to better position ourselves for changes in product and consumer demands.

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of June 30, 2008, the allowance for doubtful accounts was $0.1 million. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $0.1 million of income or expense.

Trade Marketing and Merchandising. In order to support the Company’s propriety Nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. As the Company’s total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 16% of 2008 net sales, the likelihood exists of materially different reported results if factors such as the level and success of the promotional programs or other conditions differ from expectations.

Inventory Valuation

Inventories are stated at the lower of cost or market (“LCM”), which reflects management’s estimates of net realizable value. Cost is determined using the first-in, first-out method. The inventory amounts are composed primarily of inventory items in both the Nutraceutical and Pharmaceutical segments of business. As a result of our Nutraceutical inventory being manufactured primarily on a purchase order basis, the quantity of both raw materials and finished goods inventory provides for minimal risk for potential overstock or obsolescence. Our Pharmaceutical inventory is valued at market values, which is lower than our cost basis.

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

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. No impairment losses were identified or recorded in the fiscal years ended June 30, 2008 and 2007.

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

Intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. The results of its annual test in the fiscal year ended June 30, 2008 resulted in the Company recording an impairment loss of $813, relating to its acquisition of The Organic Beverage Company (TOBC). There were no impairment issues as a result of the Company’s testing in the fiscal year ended June 30, 2007.

Deferred Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”). SFAS 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns. In the fiscal year ended June 30, 2008, the Company recognized an income tax expense, of approximately $0.9 million. The income tax expense was primarily the result of the valuation allowance recorded against a portion of the Company’s deferred tax assets.  The Company, based on current factors relating to our business environment, has reasonable belief that we will have future federal taxable income which would allow us to realize our net deferred tax assets in the future.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB SFAS No. 133. SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect SFAS No. 161 to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB SFAS No. 115,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. We do not expect SFAS No. 159 to have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issue SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB SFAS No. 157 to FASB SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. SFAS 157-2, Effective Date of SFAS No. 157.” Collectively, the Staff Positions defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. We are currently evaluating the impact of the pending adoption of SFAS No. 157 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In April 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP SFAS No. 142-3 on our consolidated financial statements.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities: (EITF No. 07-3). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF No. 07-3 will not have a material impact on our consolidated financial statements.

Results of Operations (in thousands, expect share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

Year ended June 30, 2008 Compared to the Year ended June 30, 2007

Sales, net. Net Sales for the fiscal year ended June 30, 2008 and 2007 were $49.9 million and $60.1 million, respectively, a decrease of $10.2 million or 17.0%. The decrease is comprised of the following:

For the fiscal year ended June 30, 2008, approximately 53% of total net sales were derived from three customers as compared 74% of total net sales for the fiscal year ended June 30, 2007. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our propriety branded Nutraceutical products primarily to “club” stores to the retail sales segment grocery sales segment and expanding our sales in the international market.

Our net sales decreased in our Nutraceutical segment by $9.7 million or 18.0% from $53.8 million in the fiscal year ended June 30, 2007 to $44.1 million in the fiscal year ended June 30, 2008. This decrease is, in part, the result of a decrease in sales from our branded proprietary Nutraceutical product line of approximately $7.7 million in part due to fewer promotional programs at our club stores and no new products introduced into the market during the current fiscal year as compared to the fiscal year ended June 30, 2007. Since the Company has not penetrated the market with new products, the Company has had to give discounts and pricing concessions to our customers in order to maintain shelf space and required customer sales volume. Despite this, we decreased our advertising through participation in strategic product placement programs, offering manufacturing coupons at point of sale. We spent $3.8 million on this type of advertising in the fiscal year ended June 30, 2008 as compared to approximately $5.4 million for the comparable 2007 period. These trade promotional and marketing costs were recorded as a reduction to net sales. In addition, there are price concessions included against net sales for the fiscal year ended June 30, 2008 of approximately $1.3 million. The Company’s contract manufacturing products sales decreased approximately $3.1 million for the fiscal year ended June 30, 2008 from the fiscal year ended June 30, 2007, primarily due to lower international reorders from our international customers. The Syzmo™ product generated net sales of approximately $0.8 million, and the remaining Nutraceutical product lines had net sales growth of approximately $0.3 million compared to the prior period. We launched seven new products in test markets late in the fourth quarter of fiscal year 2008.

The decrease in net sales in our Pharmaceutical business segment from $5.4 million in the fiscal year ended June 30, 2007 to $4.8 million in the fiscal year ended June 30, 2008, a decrease of $0.6 million or 11.0%. This decrease is primarily due to decreased sales of approximately $1.4 million of the Company’s Contract Research Organization (CRO) business in the fiscal year June 30, 2008 compared to the fiscal year ended June 30, 2007. This was off-set by increased net sales in our Approved Pharmaceutical Ingredients (API) business of approximately $0.8 million in the fiscal year June 30, 2008 compared to the fiscal year ended June 30, 2007.

Our Biotechnologies Segment sales for the fiscal year June 30, 2008 were $1.0 million compared to $0.9 million, an increase of $0.1 million or 10.2% from the comparable period. This increase is primarily due to increased sales under a supply contact agreement with Mannatech of approximately $0.1 million.

Cost of sales. Cost of sales decreased to $41.4 million for the fiscal year ended June 30, 2008, as compared to $42.7 million for the fiscal year ended June 30, 2007. Cost of sales increased as a percentage of net sales to 83.0% for the fiscal year ended June 30, 2008 as compared to 71.0% for the fiscal year ended June 30, 2007. The increase of 12.0% in cost of sales as a percentage of net sales, approximately $3.5 million, or 7.0% of net sales, includes write-offs for certain inventory items, mainly in our Nutraceutical segment’s business lines. Of the write-off of $3.5 million, $2.3 million is related to changes in the Company’s packaging and design, discontinuation of certain product lines and valuation adjustments on certain new products in our Naturally branded product lines. An additional $0.8 million write-off is a result of abandoning a focused marketing campaign to increase sales of our private labeled nutritional supplement products through e-commerce and mail publication and to expand business with new and existing customers by offering new products and formulas in our contract manufacturing product line of business. An additional $0.2 million is due to an isolated production run which the product did not meet our standards. The remaining $0.2 million is related to our Pharmaceutical segment, where we do not believe we will complete the processing or fully recover our input costs. Costs of sales also increased as a percentage of net sales as a result of lower sales volumes of approximately $2.3 million despite a reduction of our cost of sales of $0.2 million for our businesses with fixed manufacturing costs in both the Nutraceutical and Pharmaceutical segments. Lastly, the profit mix in our Naturally branded product lines has resulted in decrease in our margins as mark-downs, buy-one get-one promotions had resulted in approximately a $1.3 million reduction to our net sales.

Selling and Administrative Expenses. Selling and administrative expenses were $24.3 million for the fiscal year ended June 30, 2008, an increase of $4.9 million or 25.3% as compared with $19.4 million for the fiscal year ended June 30, 2007. As a percentage of sales, net, selling and administrative expenses were 48.6% for the fiscal year ended June 30, 2008 and 32.2% for the prior comparable period.

]

Selling and administrative expenses for our Nutraceuticals segment were $17.7 million for the fiscal year ended June 30, 2008, an increase of $4.5 million or 34.3% as compared with $13.2 million for the fiscal year ended June 30, 2007. As a percentage of Nutraceutical sales, net, selling and administrative expenses were 40.2% for the fiscal year ended June 30, 2008 and 24.5% for the prior comparable period.

During the fiscal year ended June 30, 2008, selling and administrative expenses in our Nutraceutical Segment related to business lines we acquired or divested during fiscal year 2007 added additional costs of approximately $3.4 million. The Organic Beverage Company (TOBC) increased the Nutraceuticals segment’s total selling and administrative expenses for the fiscal year ended June 30, 2008 by $3.5 million, which was partially offset by a decrease in Micro Nutrition, Inc.’s selling and administrative expenses of $0.1 million included in the results for the fiscal year ended June 30, 2007. Of TOBC’s $3.5 million increase of selling and administrative expenses incurred in the fiscal year ended June 30, 2008, approximately$1.0 million related to advertising and marketing expenses, $0.8 million related to an impairment charge of TOBC’s intangible assets, approximately $0.6 million related to employee salaries and related benefits, with the remaining $1.1 million attributable to having twelve months of operational expenses versus the four months in the prior fiscal year.

Excluding the selling and administrative expenses related to business lines acquired or divested during the fiscal year ended June 30, 2007, our selling and administrative expenses in our Nutraceuticals Segment increased $1.1 million from the prior comparable period. This increase is mainly a result of approximately $1.6 million of increased stock compensation expense as a result of a grant approved by our Board of Directors and equity incentives associated with hiring management personnel throughout the fiscal year. Also, there was an increase of $0.3 million in salaries and employee benefit expenses and $0.2 million increase in professional and consulting fees, which was mainly a result of costs incurred to spin-off the Biotechnologies Segment, off-set by $0.7 million of marketing and indirect advertising, and $0.3 million due to reduced insurance, tradeshows and travel related costs and other office related expenses. We are seeking ways to maintain and reduce our selling and administrative expenses during the 2009 fiscal year.

The Pharmaceutical selling and administrative expenses increased by approximately $0.1 million to $4.2 million for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. This increase is a result of approximately $0.2 million of increased salaries and employee benefit expenses mainly due to increased head-count, off-set by $0.1 million of professional expenses.

The Biotechnologies selling and administrative expenses increased by approximately $0.3 million to $2.4 million for the fiscal year ended June 30, 2008 as compared to $2.1 million for the fiscal year ended June 30, 2007. The increase in the current fiscal period is primarily due to the write-off of an investment of $0.3 million.

Other income (expense). Other income (expense) was a net expense of $1.5 million for the fiscal year ended June 30, 2008 as compared to a net expense of $0.6 million for the comparable period a year ago. The increase of approximately $0.9 million was attributable to an increase in interest expense of $1.1 million due to the ongoing increase in the LIBOR rate plus an average increase in the outstanding interest bearing obligations we held during the fiscal year ended June 30, 2008 as compared to fiscal year ended June 30, 2007, off-set by a $0.3 million gain on the extinguishment of a debt obligation, and a net increase in consulting fee income, rental income and investment income of $0.1 million.

Income tax (benefit). In the fiscal year ended June 30, 2008, the Company recognized an income tax expense, of approximately $0.9 million compared to an income tax benefit of $0.5 million for the fiscal year ended June 30,

2007. The income tax expense for the fiscal year ended June 30, 2008 was primarily the result of the valuation allowance recorded against a portion of the Company’s deferred tax assets.   In the fiscal year ended June 30, 2007, the income tax benefit was primarily the result of the increase in the Company’s federal deferred tax assets of $1.5 million, primarily due to increased carryforward net operating losses, off-set by the increase in the valuation reserve of $0.5 million on the state net operating deferred tax assets and the current fiscal year federal, state and local provisions of $0.5 million.  The Company, based on current factors relating to our business environment, has reasonable belief that we will have future federal taxable income which would allow us to realize our net deferred tax assets in the future.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities:

At June 30, 2008, we have working capital of $7.3 million, a decrease of $3.7 million over working capital of $11.0 million at June 30, 2007. Cash and cash equivalents were $0.9 million at June 30, 2008, a decrease of $1.3 million from June 30, 2007. In the fiscal year ended June 30, 2008, we used $4.3 million of cash from our operating activities compared to a use of cash of $5.5 million from operations in the fiscal year ended June 30, 2007, a decrease of $1.2 million.

Net cash used by operating activities of $4.3 million for the fiscal year ended June 30, 2008 included net loss of $18.2 million. After excluding the effects of non-cash expenses, including deferred taxes, impairment charges, depreciation and amortization and stock-based compensation, the adjusted cash used before the effect of the changes in working capital components was
$6.7 million. Additional cash provided of approximately $7.2 million was the result of a decrease in inventory of $5.0 million, accounts receivable of $0.4 million and other current assets, security deposits and other assets of $0.8 million and a increase of accounts payable of $3.0 million, these increases to cash were partially offset by, a decrease in accrued expenses and other current liabilities and income taxes payable of $2.1 million.

Net cash used in operating activities of $3.9 million for the fiscal year ended June 30, 2007 resulted from net loss of $2.0 million. After excluding the effects of non-cash expenses, including deferred taxes, impairment charges, depreciation and amortization and stock-based compensation, the adjusted cash provided before the effect of the changes in working capital components was $0.1 million. Cash used for working capital components of approximately $5.6 million was the result of an increase in inventory of $6.4 million, other current assets, security deposits and other assets of approximately $0.3 million and a decrease of accounts payable of approximately $0.5 million, these reductions to cash were partially offset by, a decrease in accounts receivable of $1.5 million and an increase in accrued expenses and other current liabilities and income taxes payable of $0.1 million.

The Company used $0.7 million and $1.7 million of cash in investing activities for the fiscal year ended June 30, 2008 and 2007, respectively. The use of cash was to purchase property and equipment of $0.5 million and $1.1 million and to purchase intangible assets of $0.2 million and $0.6 million for the fiscal year ended June 30, 2008 and 2007, respectively.

Cash provided by financing activities was $3.8 million for the fiscal year ended June 30, 2008. Cash provided during the fiscal year ended June 30, 2008 was the result of proceeds of $20.9 million. The components of the proceeds are from the issuance of Series C Preferred Stock of $5.8 million, convertible note payable of $4.5 million, notes payable of $6.4 million, the release of restricted cash under the revolving credit facility of $2.0 million, an increase to the revolving credit facility of $1.5 million and exercising of stock options of $0.1 million. The proceeds were offset, in part by repayments of the revolving credit facility and the term loan of $7.4 million and $9.8 million, respectively.

Cash provided by financing activities was $3.6 million for the fiscal year ended June 30, 2007. Cash provided during the fiscal year ended June 30, 2007 was the result of proceeds of $45.9 million. The components of the proceeds are from the revolving credit facility $34.5 million, borrowings of term note of $10.0 million, exercising of stock options of $0.9 million and exercising of warrants of $0.5. The proceeds were offset, in part by the early redemption of 650 shares of our Series B Preferred Stock of $6.8 million, dividends paid of $0.4 million and repayments of the revolving credit facility of $28.5 million and funding of restricted cash under the revolving credit facility of $2.0 million, note payable – bank of $.45 million and loan payable – TIS of $0.2 million; respectively.

Our expected return to profitability in fiscal year 2009, which cannot be assured would provide a significant portion of our cash needs over the ensuing twelve-month period to meet our capital expenditure needs, outstanding commitments and other liquidity requirements. Our ability to fund these requirements will depend our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy we are evaluating each line of business to identify were we may need to decrease our spending in our Business Segments that are net users of cash or we may pursue strategic acquisitions, investments or divestitures what will complement our core company strategy. Furthermore, in September 2008, the Company announced our engagement of an investment advisor to explore selling our Pharmaceutical Segment. Additionally, with the completion of our capital raising efforts for our Biotechnologies Segment and the spin-off of this segment in August 2008, and the extension of our $7.0 million  Notes Payable, with Imperium from February 21, 2009 to November 15, 2009, we are in a better position to meet our cash needs for all of our business segments’ operations and contractual commitments through fiscal year 2009 and into the first quarter of fiscal year 2010.

The Company’s total annual commitments at June 30, 2008 for long term non-cancelable leases of approximately $5.0 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

The following table sets forth the Company’s future commitments as of June 30, 2008:

Capital Expenditures

The Company's capital expenditures during the fiscal year ended 2008 and 2007 were $0.5 million and $1.1 million, respectively. The capital expenditures during these fiscal years are primarily attributable to the purchase of machinery and equipment by the Manhattan Drug, Paxis and Hauser subsidiaries.

The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2009. The total amount is expected to be funded from cash provided from its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Accounting Pronouncement

Refer to Note 2 in our consolidated financial statements in Item 8, which can be found at page 38, herein.

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

Item 8. Financial Statements

For a list of financial statements filed as part of this report, see the index to financial statements at page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Integrated BioPharma in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Integrated BioPharma in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Integrated BioPharma has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Integrated BioPharma has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Integrated BioPharma’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Integrated BioPharma’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

The information set forth in this Item 9A shall not be considered filed under the Exchange Act. This annual report does not include an attestation report of Amper, Politziner & Mattia, LLP, Integrated BioPharma’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Amper, Politziner & Mattia, LLC pursuant to temporary rules of the SEC that permit Integrated BioPharma to provide only management’s report in this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2008.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2008.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2008.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at Page 30 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Report is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (16)
3.2	By-Laws of Registrant (16)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (4).
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (17)
10.1	Lease Agreement, dated August 3, 1994, between the Company and Hillside 22 Realty Associates, L.L.C. (7)
10.2	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (8)
10.3	Manufacturing Agreement between Chem International, Inc. and Herbalife International of America, Inc. dated April 9, 1998 (9)
10.4	Integrated Health Technologies, Inc. 2001 Stock Option Plan (10)
10.5	Subscription Agreement dated June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (4).
10.6	Investor Rights Agreement dated as of June 25, 2003 by and between Integrated BioPharma, Inc. and Carl DeSantis re: Series A Convertible Preferred Stock Offering (4).
10.7	Warrant Agreement by and between Integrated BioPharma, Inc. and Carl DeSantis dated June 30, 2003 (4)
10.8	Promissory Note dated August 6, 2003 by and between Integrated BioPharma, Inc. and Bank of America (4)
10.9	Loan Agreement, dated September 1, 2006, between Integrated BioPharma, Inc. and Amalgamated Bank (12)
10.10	Asset Purchase Agreement, dated February 28, 2007, between Integrated BioPharma, Inc., Bioscience Technologies, Inc., BevSpec, Inc. (13)
10.11	Loan Agreement, dated April 3, 2007, between Integrated BioPharma, Inc. and Amalgamated Bank (14)
10.12	Amendment One To Revolving (Grid) Promissory Note And Loan Agreement dated April 3, 2007, between Integrated BioPharma, Inc. and Amalgamated Bank (14)
10.13	Amendment Two To Revolving (Grid) Promissory Note And Loan Agreement dated September 27, 2007, between Integrated BioPharma, Inc. and Amalgamated Bank (15)
10.14	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (15)
10.15	Securities Purchase Agreement dated February 21, 2008, by and between Integrated BioPharma, Inc. and Imperium Master Fund, Ltd. 8% Senior Secured Note (17)
10.16	Securities Purchase Agreement dated February 21, 2008, by and between Integrated BioPharma, Inc. and CD Financial, LLC 9.5% Convertible Senior Secured Note (17)
14	Code of Ethics (11)
21	Subsidiaries of the Registrant (19)
31.1

Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19).

31.2

Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (19).

32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19).
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19).

__________________________

(1)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2003.
(2)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2003.
(3)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 24, 2003.
(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003.
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, Registration No. 333-5240-NY.
(6)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2004.
(7)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-5240-NY.
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed with the SEC on September 29, 1997.
(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, filed with the SEC on September 24, 1998.
(10)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on May 1, 2002.
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 28, 2004, as amended on November 10, 2004.
(12)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2006.
(13)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on March 9, 2007.
(14)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2007.
(15)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on November 14, 2007.
(16)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2008.
(17)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2008.
(18)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on May 9, 2008.
(19)	Filed herewith.

Item 8: Financial Statements

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

INDEX

Report of Independent Registered Public Accounting Firm…………………................................................…………..	31

Consolidated Statements of Operations for the fiscal years
ended June 30, 2008 and 2007………………………………………...............................................……………...……	32

Consolidated Balance Sheets as of June 30, 2008 and 2007 …………...............................................………………….	33

Consolidated Statements of Stockholders’ Equity for the fiscal years
ended June 30, 2008 and 2007…………………………………………...............................................………………...	34

Consolidated Statements of Cash Flows for the fiscal years ended
ended June 30, 2008 and 2007……………………………………...............................................……………………...	35

Notes to Consolidated Financial Statements…………………………................................................………………..	36- 61

. . . . . . . .

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Integrated Biopharma, Inc.

We have audited the accompanying balance sheets of Integrated Biopharma, Inc. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Biopharma, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 19 to the consolidated financial statements, the Company spun off its biotechnologies segment to its shareholders during August 2008.

s/ Amper, Politziner, & Mattia LLP

October 14, 2008

Edison, NJ

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

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

The Nutraceutical segment includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; AgroLabs, Inc., which manufactures, products carrying the “Naturally” label and natural and organic product ingredients; The Vitamin Factory and Scientific Sports Nutrition, which sells private label Manhattan Drug products through mail order catalogs and the Internet and through wholesalers and distributors targeting consumers who are professional, amateur and recreational athletes, respectively. The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. During fiscal year 2007, The Organic Beverage Company (TOBC), formerly Bioscience Technologies, Inc., completed the acquisition of the Syzmo™ product from BevSpec, Inc. (“BevSpec”), which is a USDA organic energy drink. Subsequent to year end the Company has curtailed operations of the TOBCsubsidiary and combined the sales efforts for this product line with the AgroLabs products.

The Pharmaceutical segment includes InB:Paxis Pharmaceuticals, Inc. (“Paxis”) and InB:Hauser Pharmaceutical Services, Inc. (“Hauser”). Paxis manufactures and distributes Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer. Hauser is a contract research organization (“CRO”) which provides research, development manufacturing at testing services to the specialty chemical, pharmaceutical and natural products industries. In September 2008, the Company announced the engagement with an investment advisor to explore selling the Pharmaceutial segment.

The Biotechnologies segment includes InB:Biotechnologies, Inc. (“InB:Biotech”), which is focused on the discovery, development and commercialization of proprietary products from plants. The Company is developing its patented plant-based expression technologies for the production of vaccines, antibodies and other therapeutic proteins. InB:Biotech is also using plants as sources of novel, high quality nutritional supplements. InB:Biotech’s patented process for the hydroponic growth of edible plants causes them to accumulate high levels of important nutritional minerals. In November 2007, the Company entered into a Separation and Distribution Agreement (the “Distribution”) with the Biotechnologies segment (“iBio”), whereby, iBio agreed to distribute, pro rata, to the holders of iBio common stock, all of the shares of iBio’s common stock we owned. The completion of the Distribution was subject to various customary closing conditions, including the declaration by the U.S. Securities and Exchange Commission of the effectiveness of the registration under the Securities Exchange Act of 1934 of iBio’s common stock. The Distribution was completed on August 18, 2008 and each shareholder of our Integrated BioPharma, Inc. received one share of iBio’s common stock for each share the shareholder owned as of August 12, 2008, the Record Date (See Note 19. Subsequent Events).

In fiscal year ended June 30, 2005, the Company acquired a 51% interest in Micro Nutrition Inc. for a cash payment of $362. During the fiscal year June 30, 2007, the Company disposed its entire interest of Micro Nutrition, Inc.

Note 2. Summary of Significant Accounting Policies

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

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

Revenue Recognition. For product sales, the Company recognizes revenue when the product’s title and risk of loss transfers to the customer. The Company believes this revenue recognizing practice is appropriate because the Company’s sales policies meet the four criteria of SAB 104 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment. The Company recognizes income in its Hauser subsidiary upon monthly customer invoicing. The invoice amount is based on time and materials spent in the month.

The Company realized fee income from managing warehouse and office operations for an unrelated company of $107 and $92 in the fiscal years ended June 30, 2008 and 2007, respectively. These amounts are included in “Other income,” in the accompanying Consolidated Statements of Operations.

Shipping and Handling Costs. Shipping and handling costs were approximately $2,830 and $2,852 for the fiscal years ended June 30, 2008 and 2007, respectively and included in cost of sales in the accompanying Consolidated Statements of Operations.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. The Company’s total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 16.2% of net sales for both the fiscal years ended June 30, 2008 and 2007, respectively.

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $3,582 and $4,103 for the fiscal years ended June 30, 2008 and 2007, respectively. These costs are included in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Research and Development Costs. Research and development costs are expensed as incurred. The Company incurred approximately $550 and $699 in the fiscal years ended June 30, 2008 and 2007, respectively. These costs are included in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Stock-Based Compensation. As of June 30, 2008 and 2007, the Company has two stock-based compensation plans. We periodically grant stock options to employees and directors in accordance with the provisions of our stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. Effective July 1, 2005, the Company adopted Statement of Financial Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) which requires that compensation cost relating to share-based payment transactions be recognized as an expense in the consolidated financial statements and that measurement of that cost be based on the estimated fair value of the equity or liability instrument issued.

The intrinsic value of options outstanding and exercisable at June 30, 2008 and 2007 was $1,624 and $2,373, respectively. There were 300,000 options exercised during the year ended June 30, 2008.

The remaining unrecognized stock-based compensation expense at June 30, 2008 was $1,218 and will be amortized over a weighted average life of 5.2 years.

The fair value for these options was estimated at the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal years ending June 30:

	2008	2007

Risk-free interest rate	3.3%	4.4%
Expected volatility	57%	86%
Dividend yield	--	--
Expected life	7 to 10 years	7 to 10 years
Forfeiture rate	0% to 20%	0% to 5%

The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The expected term of the options is estimated based on the Company’s historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuations.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

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

For the fiscal years ended June 30, 2008 and 2007, options and warrants to purchase 5,108,002 and 3,290,852 shares of common stock with exercise prices below the market price, respectively, were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period and options and warrants to purchase 2,103,150 and 1,857,833 shares of common stock were outstanding but were not included in the computation of diluted earnings per share as their exercise prices were greater than the market price of the common shares as of June 30, 2008 and 2007, respectively.

For the fiscal years ended June 30, 2008, Convertible Series C Preferred Stock and Convertible Note Payable in the amount of 2,462,778 and 1,779,755, respectively, common share equivalents were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 13(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-off and collections. The allowance for doubtful accounts as of June 30, 2008 and 2007 was $134 and $99, respectively. Accounts receivable are charged off against the allowance after management determines the potential for recovery is remote.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Allowances for obsolete and overstock inventories are estimated based on “expiration dating” of inventory and projection of sales.

Property and Equipment. Property and equipment are recorded at cost and are depreciated over the following estimated useful lives:

Building                                                                 15 Years

Leasehold Improvements                                        Shorter of estimated useful life or term of lease

Machinery and Equipment                                      7 Years

Machinery and Equipment Under Capital Leases     7 Years

Transportation Equipment                                       5 Years

Building, machinery and equipment and transportation equipment are depreciated using straight-line methods while leasehold improvements are amortized on a straight-line basis over various periods not to exceed its useful life or the lease terms whichever is shorter.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, except goodwill and indefinite-lived intangible assets, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended June 30, 2008 and 2007.

Goodwill and Other Intangible Assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and indefinite-lived intangible assets are not amortized against earnings, but are reviewed at least annually for impairment. The Company performs its annual test as of April 1, of each year. The results of its annual test in the fiscal year ended June 30, 2008 resulted in the Company recording an impairment loss of $813, relating to its acquisition of The Organic Beverage Company (TOBC). There were no impairment issues as a result of the Company’s testing in the fiscal year ended June 30, 2007.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Recent Accounting Pronouncements. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB SFAS No. 133. SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect SFAS No. 161 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB SFAS No. 115,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on an instrument-by-instrument basis. Subsequent measurements for the financial assets and liabilities an entity elects to record at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issue SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB SFAS No. 157 to FASB SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position No. SFAS 157-2, Effective Date of SFAS No. 157.” Collectively, the Staff Positions defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS No. 157. We are currently evaluating the impact of the pending adoption of SFAS No. 157 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In April 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

“Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of the pending adoption of FSP SFAS No. 142-3 on our consolidated financial statements.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities: (EITF No. 07-3). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF No. 07-3 will not have a material impact on our consolidated financial statements.

Note 3. Supplemental Cash Flow Information

Note 4. Acquisition

On March 5, 2007, we entered into an Asset Purchase Agreement (the "Agreement") with our wholly-owned subsidiary Bioscience Technologies, Inc. ("BTI"), BevSpec, Inc., a Texas corporation ("BevSpec"), the shareholders of BevSpec (the "Shareholders") and certain other parties (together with the Shareholders, the "Seller Parties") pursuant to which

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

BTI acquired substantially all of the assets and business of BevSpec (the "Transferred Assets") and assumed certain payment obligations of BevSpec (the "Payment Obligations"). We paid approximately $308 to specified parties to satisfy the Payment Obligations. In addition, we issued 185,000 shares of our common stock (the "Share Consideration") to the Seller Parties. The Agreement was effective as of February 28, 2007. The Share Consideration was subject to a twelve-month lock-up and was held in escrow for such time to satisfy any indemnification obligations of the Seller Parties. The Company released the indemnification obligations and the Share Consideration was released from escrow during the fiscal year ended June 30, 2008.

The purchased assets include trademarks, copyrights, trade secrets, artwork, graphics, marketing materials, formulas for the acquired product lines, labels, customer lists, websites, goodwill, inventories and certain books and records. Pursuant to the terms of the Agreement the purchase price for the Transferred Assets was valued at approximately $1,445 and was paid with the issuance of 185,000 shares of the Company’s common stock valued at $1,103, based on the volume weighted average share price for five days prior to and subsequent from the date of the acquisition, and the assumption of approximately $342 in assumed liabilities and associated costs of the acquisition. Approximately $552 of the purchase price was allocated to intellectual property, $414 was allocated to trade names, $300 was allocated to deferred tax assets, and $179 was allocated to license agreements. The acquired intangible assets will be amortized ranging from a period of two to fifteen years. In the fourth quarter of fiscal year 2008, the Company’s annual impairment test of intangible assets resulted in an impairment of the intellectual property and trade names purchased in this acquisition. As a result as of June 30, 2008, the Company has written-off the remaining net book value assigned to the intellectual property and trade names, which resulted in a charge of $813 in the included in selling and administrative expenses.

The sales for the acquired product lines for the twelve months ended June 30, 2007 were approximately $160, and were distributed primarily through grocery store outlets.

Note 5. Other Intangible Assets

Other intangible assets are tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The carrying amount of acquired other intangible assets is as follows:

During the fiscal years ended June 30, 2008 and 2007, the Company made payments of $100 and $600, respectively, under an intellectual property acquisition agreement, as amended, with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. entered into in January 2004, which has a maximum purchase price of $3,750. As of June 30,

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

2008, $1,050 of the purchase price will be paid in the fiscal year ending June 30, 2009. These are included in accrued expenses and other current liabilities at June 30, 2008. Amortization expense recorded on other intangible assets for the fiscal years ended June 30, 2008 and 2007 was $629 and $525, respectively. During the fiscal year ended June 30, 2008, the Company recorded an impairment charge of $813, of which $447 relates to intellectual property, $335 relates to trade names and $31 to patents. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years and is included in selling and administrative expenses. Of the Company’s intangible assets at June 30, 2008, approximately $2,856 and $511 of intellectual property and patents, respectively, relate to the Biotechnologies segment which as discussed in Note 20. Subsequent Events., was spun-off after June 30, 2008. Included in the Company’s amortization expense is $245 and $322 related to the Biotechnologies segment other intangible assets for the fiscal years ended June 30, 2008 and, respectively.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 6. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

Note 7. Property and Equipment

Property and equipment consists of the following:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Depreciation expense and amortization, was $995 and $900 for the fiscal years ended June 30, 2008 and 2007, respectively.

Note 8. Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock

On February 19, 2008, the Company entered into two Securities Purchase Agreements (the "SPA") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds of $17,337 to the Company. The private placement involves the sale of (i) 6,000 shares of newly designated redeemable Series C Convertible Preferred Stock (the “Series C Preferred”) with a stated value of $1,000 per share (See Note 17(d) Series C Redeemable Convertible Preferred Stock), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable ”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also has recorded $218 of deferred financing costs associated with the two SPA's $130 of the deferred financing costs were netted against the gross proceeds received. These costs were allocated to the each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction for which the costs were allocated to respectively. As of June 30, 2008, the Company has $113 remaining of which is to be amortized to interest expense over one to three years. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of our assets. Concurrently with the SPA’s, the Company terminated its outstanding credit facilities with Amalgamated Bank in the amount of $16,333 with the repayment of $16,006. Consequently on the extinguishment of the credit facilities, the Company recognized a gain in the amount of $327 in the third quarter and fiscal year ended June 30, 2008. Such amount is included in other income in the accompanying Consolidated Statements of Operations.

(a) CD Financial, LLC, a related party, provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, and $4,500 in principal amount of 9.5% Convertible Note Payable. The Company allocated the proceeds and the discount based the relative fair value of the Convertible Note Payable and the Series C Preferred Stock in connection with this transaction. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock. The Company recorded a beneficial conversion feature, in accordance with EITF 00-27, on the Convertible Note Payable of $715 to be accreted over the three-year period until maturity or the redemption of the convertible note payable. The Company also recorded a beneficial conversion feature on the Series C Preferred Stock of $608 to be accreted over the five-year maturity period or the redemption of the Series C Preferred Stock. As of June 30, 2008, the unpaid discount on the Series C Preferred Stock and Convertible Note Payable in the amount of $163 is

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

included in accrued expenses in the accompanying Consolidated Balance Sheet. The beneficial conversion features will be accreted using the effective interest rate method. The Convertible Notes bear interest at an annual rate of 9.5% and mature on or before February 21, 2011. They may be converted, at any time and at the holder’s option, into shares of our common stock based on a conversion price as set out in the Convertible Notes. The conversion price is a formula that bases the conversion price on the greater of (i) 90% of the average Volume Weighted Average Price (the "VWAP") market price of our common stock for 20 trading days immediately preceding the conversion date and (ii) $2.00, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event and upon certain issuances below the conversion price. We have the option to prepay the Convertible Notes. For the fiscal year ended June 30, 2008, included in Interest Expense in the accompanying Consolidates Statement of Operations, is $12 and $79 related to the accretion of the discount and accretion of the beneficial conversion feature on the Convertible Notes, respectively.

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

(b) Imperium, provided proceeds of $9,837, which includes a discount of $163 in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, $7,000 in principal amount of 8.0% Notes Payable and 200,000 shares of the Company’s common stock. The Notes Payable matures on February 21, 2009.  On October 14, 2008 subsequent to year-end the Company and Imperium amended the SPA to extend the maturity from February 21, 2009 to November 15, 2009 (See Note 19. Subsequent Events).  The Company allocated the proceeds and the discount based the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock in connection with this transaction. The Company is amortizing to interest expense the discount applied to the Notes Payable over the term of the note and charged to Additional Paid in Capital the discounts applied to the Series C Preferred Stock and the Common Stock. The Company recorded a beneficial conversion feature, in accordance with EITF 00-27, on the Series C Preferred Stock of $608, respectively. The beneficial conversion feature is to be accreted over the five-year maturity period or the redemption of the Series C Preferred Stock. The beneficial conversion features will be accreted using the effective interest rate method. For the fiscal year ended June 30, 2008, included in Interest Expense in the accompanying Consolidates Statement of Operations, is $173 related to the accretion of the discount on the Notes Payable, respectively.

Also, in accordance with the Note, the Company will issue and deliver to Imperium, for no additional consideration, 200,000 shares of Common Stock upon the occurrence of either of the following events (i) on the nine month anniversary of the Closing Date, the Note has not been prepaid in full and Imperium has determined, in its reasonable judgment, and notified the Company in writing, that the Company has not taken significant actions towards consummating a financing, the proceeds of which would be used to prepay the Note in full, or (ii) the Note has not been prepaid in full prior to the one year anniversary of the issuance date. As of June 30, 2008, the Company has included in accrued expenses $174 in the accompanying Consolidated Balance Sheet, the pro-rata portion of the additional interest, as it is probably one or both of the triggering events could occur.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

The Company has accreted $79 for the fiscal year ended June 30, 2008 for the beneficial conversion feature of the Series C Preferred Stock. Such amount is included in Deemed Dividend from beneficial conversion feature of Preferred Stock dividend in the accompanying Consolidated Statement of Operations.

As of June 30, 2008, the weighted average interest rate was 8.59% and the Company had accrued and unpaid interest of approximately $82, for the Notes Payable and Convertible Note Payable.

Note 9. Revolving Credit Facility and Restricted Cash

On February 21, 2008, as discussed in Note 8, the Company used the majority of the proceeds of $17,337 to repay Amalgamated Bank (the “Bank”) to extinguish the outstanding balance of $7,500 and $8,833 for the Revolving Credit Facility and the Term Credit Facility, respectively. The Company was relived from its obligations and the restricted cash balance was released upon repayment of $16,006 for the outstanding balance, which resulted in a gain from the extinguishment of the Credit Facilities of $327. In addition the Company paid the outstanding interest and commitment fees of $106 plus professional fees of $64.

As of June 30, 2007, the Company had net borrowings aggregating $6,000 under its $15,000 revolving credit facility (“Revolving Credit Facility”) with the Bank. As of and June 30, 2007, the Company also had $10,000, outstanding under its five-year term note (“Term Note”), entered into in April 2007, (collectively “Credit Facilities”) with the Bank. On September 27, 2007, the Company and the Bank amended the Revolving Credit Facility, to extend the maturity from October 31, 2007 to March 31, 2008, to amend the quarterly interest rates under the Credit Facilities to equal LIBOR plus a spread that varies depending on the Company’s covenant ratio of non-GAAP financial information, as defined in the agreement, and to cap the amount available under the Revolving Credit Facility to $7,500. For the period from June 30, 2007 until compliance with the December 31, 2007 amended debt covenants, the interest rate was LIBOR plus 3.0%.

On September 1, 2006, the Company entered into a loan agreement with Amalgamated Bank, (the “Bank”) a financial institution. The loan agreement provides for a one-year secured revolving credit facility of up to $15,000. Concurrently, the Company paid off its $4,500 note to Bank of America, its obligation to Trade Investments Services, LLC and other miscellaneous obligations, including the costs associated with securing the facility with $5,000 of borrowings under the facility. As of June 30, 2007, the Company borrowed net additional funds aggregating $6,000 under this facility and as of June 30, 2007 had $6,000 outstanding under this facility. The credit facility requires that all principal be repaid in full on the first anniversary of the closing date, which may be extended for up to one year at the lender’s option. The facility is secured by a first priority lien on our accounts receivable, equipment, inventory and certain deposit accounts. In April 2007, the Company entered into a separate $10,000 five-year term note with the Bank and extended the maturity date under this facility to October 31, 2007. (See Note 10. Term Credit Facility).

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Note 10. Term Credit Facility.

On April 3, 2007, we entered into a loan agreement with Amalgamated Bank. The loan agreement provided for a five-year secured term credit facility in the amount of $10,000. Borrowings under the facility were used to refinance $5,000 under our existing $15,000 revolving credit facility with Amalgamated Bank and the balance for working capital purposes. The initial interest rate on borrowings under the term facility is equal to 3.00% plus the applicable LIBOR rate. Interest was payable monthly, quarterly or semi-annually, at the Company’s election, in arrears not later than the end of each period. As of June 30, 2007 the weighted-average interest rate was 6.90% and the Company had accrued and unpaid interest of approximately $190. The credit facility required that all principal be repaid in $1,000 semi-annual payments beginning October 4, 2007. The facility is secured by a first priority lien on our accounts receivable, equipment, inventory and deposit accounts. The obligations under the term credit facility are also guaranteed by each of our current and future subsidiaries.

The Company relieved this obligation, on February 19, 2008 with the gross proceeds of $17,337from the two SPA’s as discussed in Note 8. Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock.

Note 11. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2008 and 2007 are presented below:

Note 12. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Net operating losses (“NOL”) of approximately $29,410 will expire beginning in 2024 for federal purposes. State NOL’s of approximately $48,979 will expire beginning in 2009 through 2028 depending on the state in which the NOL’s were generated. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company. In addition as a result of the spin-off of the Biotechnologies segment, the Company will lose the ability to utilize the federal and state NOL’s of $4,329 and $5,810, respectively.

The valuation allowance as of June 30, 2008 and 2007 results from the uncertainties of the future utilization of deferred tax assets relating to a portion of our net operating loss carryforwards for federal and state income tax purposes. As of June 30, 2008, the Company, based on current factors relating to its business environment, has reasonable belief that the Company will have future federal taxable income which will allow the Company to realize its other deferred tax assets in the future.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would be realized. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of June 30, 2008 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

The components of the provision for income taxes consists of the following:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN No. 48), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance with FASB Statement No. 109 Accounting for Income Taxes . This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2008.

Additionally, FIN No. 48 provides guidance on the recognition of interest and penalties related to income taxes. As of June 30, 2008, the Company has included in state income taxes payable $80 for interest or penalties related to income taxes that have been accrued or recognized for the years ended June 30, 2008 and 2007.

The federal and state tax returns for the years ending June 30, 2005, 2006 and 2007 are currently open and the tax returns for the year ended June 30, 2008 will be filed by March 15, 2009.

Note 13. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total related expense for the fiscal years ended June 30, 2008 and 2007 was $272 and $265, respectively.

Note 14. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposit accounts at each institution are insured by the Federal Deposit Insurance Corporation for deposits up to $100. As of June 30, 2008, the Company’s uninsured cash balances were approximately $314.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances as of June 30, 2008 and 2007 was $134 and $99, respectively. The Company’s bad debt expense for the years ended June 30, 2008 was $50, and the Company did not incur bad debt expense for the fiscal year ended June 30, 2007.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

(c) Major Customers. For the fiscal years ended June 30, 2008 and 2007 approximately 53.1% and approximately 74.4%, respectively, of revenues were derived from three customers. Accounts receivable from these customers represented approximately 70% of total accounts receivable as of June 30, 2008. The loss of any of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 54% the Company’s employees, located in its New Jersey facility, are covered by a union contract. The contract was renewed in August 2006 and will expire in August 2010.

Note 15. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Company’s chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the fiscal years ended June 30, 2008 and 2007 on these leases were $781 and $747, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. For the fiscal year ended June 30, 2008 the Company had an outstanding obligation of $224 included in accounts payable in the accompanying Consolidated Balance Sheet. The Company did not have an outstanding obligation with Vitamin Realty Associates, L.L.C., a limited liability company, at June 30, 2007.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $1,670 and $1,642 for the fiscal years ended June 30, 2008 and 2007, respectively. Rent expense is stated net of sublease income of approximately $46 and $37 for the fiscal years ended June 30, 2008 and 2007, respectively. This is included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations..

The minimum rental commitment for long-term non-cancelable leases is as follows:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

(b) Intellectual Property and Research Agreements. In connection with the acquisition in January 2004 of intellectual property developed by the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”), the Company entered into a Technology Transfer Agreement on December 18, 2003 (the “IP Agreement”), whereby the Company agreed to pay up to a maximum of $3,000 for certain technology developed by FhCMB over a five-year period. In addition to the IP Agreement, the Company entered into research agreements, which require the payment of several milestone payments related to achieving certain flu vaccine studies and our ongoing Anthrax studies (the “R&D Agreements”).

In March, 2006, the Company amended their IP Agreement with FhCMB to expand the scope of the IP Agreement and increased the amount of the purchase commitment to a maximum of $3,500. In June 2007, the Company amended their existing amended IP Agreement and R&D Agreements with FhCMB, to commercialize the developed process, production techniques and methodologies of the proprietary technology and intellectual property for external applications. The June 2007 amendment requires FhCMB to continue to conduct research to enhance, improve and expand the existing intellectual property, and for this research the Company has committed to make non-refundable payments of $2,000 per year for five years, aggregating to $10,000, beginning in November 2009. In addition, the Company will make royalty payments to FhCMB based on receipts derived by the Company from sales of products utilizing the proprietary technology for a period of fifteen years instead of the original the ten-year period. In turn, FhCMB shall pay the Company royalty payments for all receipts, if any, realized by FhCMB sales, licensing or commercialization of the intellectual property acquired by them for the same fifteen-year period. Furthermore, FhCMB has agreed to expend at a minimum, an additional $2,000 per year in the same timeframe as the Company for research and development on the intellectual property. A managing director of FhCMB is also a director on our Board and our Parent’s Board of Directors.

In December 2007, the Company and FhCMB further amended the IP Agreement increasing the purchase price by $100 to amend the field to include influenza diagnostics for a maximum purchase price of $3,600.

As of June 30, 2008 and 2007, the Company has made payments of approximately $2,600 and $2,500, respectively for the purchase commitment of $3,600, of which $1,050 is accrued, and included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet at both June 30, 2008 and 2007, respectively, and is to be paid in fiscal year 2009.

Under the Company’s R&D Agreements, if FhCMB achieves each of the targeted Milestones as defined in the agreements, the Company incur research and development costs of $1,200 in addition to the $10,000 under the amended IP Agreement as of June 30, 2008. As a result of the subsequent spin-off of the Biotechnologies segment, as discussed in Note 20. Subsequent Events., the Company no longer has the ownership rights to the intangible assets or any of the related financial commitments to FhCMB.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

(c) Paxis Purchase Agreement. In connection with the Company’s acquisition of Paxis from Trade Investment Services, LLC (“TIS”), which funded Paxis’ and Natex’s development, TIS has the right to receive twenty-five (25%) of the after-tax profits of Paxis until TIS has received an additional $49,500. At this time, the Company is unable to estimate the amount or timing of any potential contingent payments.

E. Gerald Kay, the Chief Executive Officer, Chairman of the Board and a majority shareholder of INB; Robert Kay, the brother of E. Gerald Kay, a director and shareholder of INB; and Carl DeSantis, a director and shareholder of INB, each own one-third (1/3) of the equity of TIS.

(d) Consulting Agreement. In May 2007, the Company engaged Merriman Curhan Ford & Co., a financial advisor, to assist the Company with their review of a possible divestiture. In connection with the agreement, the Company issued 30,000 options to purchase the Company’s stock. The agreement was subsequently terminated in September 2007. (See Note 17(b). Equity Transactions).

Note 16. Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board and majority shareholder. This agreement is on a month-to-month basis for $1 per month. The total consulting expense recorded per this verbal agreement for the fiscal years ended June 30, 2008 and 2007 was $13 in each year. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $120 for each of the fiscal years ended June 30, 2008, 2007, respectively.

See Note 15(a) - Leases for Related Party Leases.

Note 17. Equity Transactions

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

During the fiscal year ended June 30, 2008 and 2007, the Company granted 648,650 and 102,800 incentive stock options and 148,150 and 18,700 non-statutory stock options, respectively for a period of ten years, vesting over three years, at an exercise price equal to the market price ranging from $2.96 to $6.80 and 14,500 incentive stock options for a term of five years at $7.48 representing 110% of the market price on the date of grant and 1,500 non-statutory stock options for a period of ten years at $7.48 representing 110% of the market price on the date of grant. The options granted vest over a three-year period from the vesting anniversary date.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Additionally, in the fiscal year ended June 30, 2008 and 2007, the Company granted Restricted Stock Unit Awards (“RSU”) representing 735,000 and 341,647 shares of the Company’s common stock, respectively. The RSUs vest equally over a three-year period on their vesting anniversary date and are subject to forfeiture and were valued at market price ranging from $3.05 to $6.80 each. As of June 30, 2008 and 2007, net shares of 49,687 and 2,380, respectively, were cancelled due to forfeitures as a result of terminations of employment with the Company.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2008 under the Company’s stock option plans:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

As of both June 30, 2008 and 2007, the Company has 461,000 warrants outstanding, respectively, to purchase shares of common stock at prices ranging from $12.00 to $14.00 and $5.40 to $14.00, respectively. All outstanding warrants are currently exercisable.

(b) Restricted Stock Awards. Effective January 3, 2006, the Company granted 90,000 restricted shares (the “Restricted Shares”) of the common stock at the then market price of $3.90 in connection with a consulting agreement whereby the consultant is to provide investor and public relations services for a two-year period. The Restricted Shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, upon the approval of the American Stock Exchange of an additional listing application. The agreement was terminable by the Company after the first year of the term in the event the consultant did not meet certain performance milestones. In the event of such termination, the consultant was required to surrender half of its compensation, in the form of either shares of common stock or cash. In accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the measurement date for determining fair value of the Restricted Stock was determined based on the market value of the Company’s common stock as of the effective date of the agreement. As such, on the effective date, the Company recognized prepaid consulting expenses of $351 with a corresponding increase in additional paid in capital. In May 2007, the Company terminated the consulting agreement with consultant and issued 63,000 shares of its Common Stock to the consultant and adjusted its equity by approximately $105 representing the 27,000 shares that were not earned under the consulting agreement. In the fiscal years ended June 30, 2007, the Company recognized consulting fee expense of approximately $158 in connection with this agreement.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

On May 17, 2007, the Company entered into a separate one-year financial advisor agreement (the “Engagement”), whereby it is to issue 30,000 (Note 16(e)) shares of restricted stock of the Company to the financial advisor. As such, on the effective date, the Company recognized prepaid consulting expenses of $173 with a corresponding increase in additional paid in capital. In September 2007, the Company terminated the Engagement with the financial advisor and charge off the remaining prepaid consulting balance. In the fiscal years ended June 30, 2008 and 2007, respectively, the Company recognized consulting fee expense of approximately $159 and $14, respectively, in connection with this Engagement.

(d) Series C Redeemable Convertible Preferred Stock. On February 21, 2008, the Company raised $5,788 in net proceeds from the sale of 6,000 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $1,000 per share (‘the “Series C Preferred Shares’), at a purchase price of $1,000 per share, in connection with the extinguishment of the Revolving Credit Facility and the Term Credit Facility. (See Note 9. Revolving and Term Credit Facilities and Restricted Cash.)

Dividends of the Series C Preferred Shares are 10% per annum, payable on a annual basis, by the Company in shares of the Company's Common Stock, par value $0.002 per share (the "Common Stock"). Accordingly, the Company has accrued approximately $216 in the fiscal year ended June 30, 2008.

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

The Company recorded the beneficial conversion feature of $1,216 in accordance with EITF 00-27 and such amounts are being accreted over the five year period until the mandatory redemption date of the Series C Preferred Stock, the fifth anniversary of closing. The Company recorded accretion of $79 to Deemed dividend from beneficial conversion feature of Preferred stock dividend in the accompanying Consolidated Statements of Operations for the fiscal year ended June 30, 2008.

In May 2008, the Company registered the Common Stock underlying the Series C Preferred Shares, for resale under the Securities Act of 1933 and applicable state securities laws.

In August 2008, subsequent to the fiscal year end, 6,000 shares of the Series C Preferred Shares were redeemed and converted into 2,639,204 shares of the Company’s common stock. (See Note 20. Subsequent Events.)

(e) Series B Redeemable Convertible Preferred Stock and Private Placement. On April 20, 2004, the Company raised $7,500 in gross proceeds from the sale of 750 shares of the Company’s Series B Redeemable Convertible Preferred Stock, par value $.002 per share (‘the “Series B Preferred Shares’), at a purchase price of $10 per share.

Dividends of the Series B Preferred Shares are 7% per annum, payable by the Company in cash or, in certain instances, in shares of the Company's Common Stock, par value $.002 per share (the "Common Stock"). Accordingly, the Company paid approximately $376 in dividends in the fiscal year ended June 30, 2007. The Series B Preferred Shares were convertible at the option of each Investor into shares of Common Stock at a conversion price of $10.00 per share, subject to anti-dilution and other customary adjustments. Upon conversion, the Investors would receive an aggregate of 750,000 shares of Common Stock. The Company also has the option to force such conversion in the event that it meets certain performance milestones. The Investors could have also forced redemption upon the occurrence of certain events of default.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

The Company recorded the relative fair value of all of the warrants and Additional Investment Rights in connection with this transaction of $2,904 against the amount of the redeemable convertible preferred stock as of April 20, 2004, which was calculated using the Black-Scholes valuation method, as well as $4,596 of a beneficial conversion feature in accordance with EITF 00-27 and such amounts were accreted over the three year period until the mandatory redemption date of the Preferred Stock, the third anniversary of closing. The Company recorded accretion of $1,809 in the fiscal year ended June 30, 2007.

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

On October 16, 2006, the Company redeemed 650 shares of its Series B Redeemable Convertible Preferred Stock (“Preferred Stock”) at a redemption price of $6,750. In addition to the cash consideration, equal to the face amount of the Preferred Stock and the related dividend, the Company also agreed to issue to the holder 100,000 additional Warrants to purchase common stock of the Company at a purchase price of $12 per share exercisable until October 2011 and agreed to adjust the Warrants issued in 2004 in connection with the initial purchase of the Preferred Stock to conform to the new Warrants. The amended Warrants issued in 2004, along with the additional Warrants issued in October 2006, resulted in additional non-cash dividends on the Preferred Stock of approximately $1,178 during the year ended June 30, 2007.

The early redemption of the Preferred Stock extinguished all rights and preferences pertinent to the 650 shares of Preferred Stock, including actual dividends, deemed dividends (which are required to be deducted in the calculation of net income attributable to common shareholders and resulted in an increase in the net loss of $1,809 for the fiscal year ended June 30, 2007), liquidation preferences and the right to convert the Preferred Stock into 650,000 shares of the Company's common stock at $10 per share. Subsequent to this redemption, only 25 shares of Preferred Stock held by another party remain outstanding. These remaining shares were redeemed for $250 in the fiscal year ended June 30, 2007 at their maturity date.

Note 18. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standards Board Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Nutraceuticals, Pharmaceuticals and Biotechnologies. The international sales, concentrated primarily in Europe, for the fiscal years ended June 30, 2008 and 2007 $8,468 and $11,556, respectively.

Financial information relating to the fiscal years ended June 30, 2008 and 2007 operations by business segment are as follows:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

Note 19. Subsequent Events.

(i) Biotechnologies Segment spin-off, during November 2007, the Company entered into a Separation and Distribution Agreement (the “Distribution”) with its Biotechnologies Segment (iBioPharma, Inc.), whereby, the Company agreed to distribute, pro rata, to the holders of its common stock, all of the shares of iBioPharma, Inc. common stock owned by Integrated BioPharma, Inc. The completion of the Distribution was subject to various customary closing conditions, including the declaration by the U.S. Securities and Exchange Commission of the effectiveness of the registration under the Securities Exchange Act of 1934 of iBioPharma, Inc’s common stock. The Distribution was completed on August 18, 2008 and each shareholder of the Company received one share of iBioPharma, Inc. for each share the shareholder owned as of August 12, 2008, the Record Date. The Distribution should qualify as a tax-free reorganization under Section 355 of the Internal Revenue Code of 1986, as amended. The Agreement prohibits iBioPharma, Inc. from issuing any additional shares of its common stock in excess of the shares issued with respect to the Distribution for the two years immediately following the effective date of the Distribution.

On August 19, 2008, the Company entered into a Conversion Agreement, whereby the Company caused approximately $5,123 of the intercompany debt to be contributed to additional paid in capital and used $2,700 of the intercompany debt to purchase approximately 1,266,706 shares of the Company, representing 6% of the then outstanding shares of the Company.

Additionally, on August 19, 2008, iBioPharma, Inc. closed on its $5,000 capital raise in connection with its private placement of approximately ten percent (10%) of the Company, such funds were released to the Company from the escrow and issued approximately 2,345,752 shares of iBioPharma, Inc.’s par value $0.001 common stock, at an estimated purchase price of approximately $2.13 per share.

iBioPharma, Inc. also issued to the private placement investors, warrants to purchase a number of shares of common stock equal to 50% of the number of shares purchased by such private placement investor, with an exercise price equal to 150% of the purchase price of iBioPharma, Inc.’s common stock subject to adjustments therein and warrants to purchase a number of shares of common stock equal to 50% of the number of shares purchased by such private placement investor, with an exercise price equal to 200% of the purchase price of iBioPharma, Inc.’s common stock subject to adjustments therein and exercisable over the next five-year period.

(ii) Equity Events

(a)

Conversion of the Series C Preferred Shares, during July and August 2008, all 6,000 shares outstanding of the Series C Redeemable Convertible Preferred Stock, as of June 30, 2008 were converted into 2,639,204 shares of the Company’s common stock. The conversion resulted in an increase to common stock of $5 and additional

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

paid in capital of $6,264. Also in connection with the conversion, the Company incurred a dividend of $1,137 and $269 as a result of accelerating the accretion of the beneficial conversion feature and the discount, respectively.

(b)	Stock Options exercised, during August 2008, certain key executives and a significant shareholder of the Company exercised stock options for shares of common stock of 2,095,852 which provided cash proceeds to the Company of approximately $1,342.

(c)	Service Agreements, effective July 1, 2008 the Company entered into two consulting agreements which resulted in issuing 200,000 shares of the Company’s common stock associated with the three year consulting agreement and the Company’s President and CEO entered into a management agreement and transferred 100,000 shares of the Company’s common stock for the services to be provided over the three year term of the agreement. The consulting expenses will be amortized into selling and administrative expenses the Company’s Consolidated Statement of Operations over the three year term of the service agreements.

(iii) Notes Payable maturity extension.On October 14, 2008, the Company and Imperium agreed to amend the SPA to extend the maturity of the Notes from February 21, 2009 to November 15, 2009. In consideration for extending the maturity of the Notes Payable, Imperium will forgo the 200,000 shares of Common Stock as additional interest and the Company will (i) grant a 11.5% premium on the principal and certain other amounts payable under the Notes, if any, (ii) certain new covenants will be applicable to the Company effective October 14, 2008, (iii) the Company shall issue warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term, and with an exercise price of $0.80 per share.

The following table sets forth the Company’s Consolidated Balance Sheet on an actual basis as of June 30, 2008, and as adjusted to give effect to the above transactions as though they had been completed on June 30, 2008:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 AND 2007 AND

FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: October 14, 2008	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: October 14, 2008	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer