Form 10-Q
period 2008-09-30
INTEGRATED BIOPHARMA INC
filed 2008-11-14
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated	Accelerated	Non-accelerated	Smaller reporting
filer	filer	filer	company	X

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2008
Common Stock, $0.002 par value	19,931,617 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2008

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2008 and in registration statements and other securities filings by the Company.

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation, liquidity and Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“10-K”), as filed with the SEC. The June 30, 2008 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending June 30, 2009 or for any other period.

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “INB”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products; the manufacture and distribution of Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer and pharmaceutical technical services through its contract research organization. The Company’s customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company is registered on the NASDAQ Global Market and its common stock trades using the symbol “INBP”. The Company continues to do business as Chem International, Inc. with its customers and certain vendors.

The Nutraceutical segment includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; AgroLabs, Inc., which manufactures products carrying the “Naturally” label and natural and organic product ingredients; The Vitamin Factory and Scientific Sports Nutrition, which sells private label Manhattan Drug products through mail order catalogs and the Internet and through wholesalers and distributors targeting consumers who are professional, amateur and recreational athletes, respectively. The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. During fiscal year 2007, The Organic Beverage Company (TOBC), formerly Bioscience Technologies, Inc., completed the acquisition of the Syzmo™ product from BevSpec, Inc. (“BevSpec”), which is a USDA organic energy drink. Subsequent to June 30, 2008, the Company has curtailed operations of the TOBC subsidiary and combined the sales efforts for this product line with the AgroLabs products.

The Pharmaceutical segment includes InB:Paxis Pharmaceuticals, Inc. (“Paxis”) and InB:Hauser Pharmaceutical Services, Inc. (“Hauser”). Paxis manufactures and distributes Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer. Hauser is a contract research organization (“CRO”) which provides research, development manufacturing at testing services to the specialty chemical, pharmaceutical and natural products industries. In September 2008, the Company announced the engagement with an investment advisor to explore selling the Pharmaceutical segment.

The Biotechnologies segment included iBioPharma, Inc. (“iBio”), which was focused on the discovery, development and commercialization of proprietary products from plants. On August 18, 2008, the Company’s

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

distribution of the Biotechnologies segment was completed and each shareholder of Integrated BioPharma, Inc. received one share of iBio’s common stock for each share the shareholder owned as of August 12, 2008, the Record Date (See Note 2. Discontinued Operations).

Liquidity. The Company believes current sales and reductions to our expenses will be sufficient to fund operations and meet cash requirements to satisfy working capital needs. The Company’s return to profitability in fiscal year 2009, which cannot be assured, would provide a significant portion of cash needs over the ensuing twelve-month period to meet capital expenditure needs, outstanding commitments and other liquidity requirements. The Company may also sell shares of its investment in iBio to assist the Company in meeting its cash needs. The Company’s ability to fund these requirements will depend future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond the Company’s control.

Reclassifications. Certain reclassifications have been made to the prior year data to conform with the current year presentation.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and any majority-owned investment. Intercompany transactions and accounts are eliminated in consolidation.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•	sales returns and allowances;

•	trade marketing and merchandising;

•	allowance for doubtful accounts;

•	inventory valuation;

•	valuation and recoverability of long-lived and intangible assets, including the values assigned to acquired intangible assets;

•	income taxes and valuation allowance on deferred income taxes, and;

•	accruals for, and the probability of, the outcome of current litigation.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

During the three months ended September 30, 2008 and 2007, total options and warrants of 3,066,650 and 5,594,685, respectively, to purchase shares of common stock, were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods. For the period ended September 30, 2008 and 2007, options and warrants to purchase 165,000 and 3,208,852 shares of common stock with exercise prices below the market price, respectively, were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.

For the period ended September 30, 2008, common share equivalents of 1,779,755 related to the Convertible Note Payable were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

Recent Accounting Pronouncements. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Financial Statements on a recurring basis (at least annually).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

Note 2. Discontinued Operations

In August 2008, we completed the spin-off of iBio. The Company has classified iBio as discontinued operations for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported for all periods presented. As a result, we recognized an after-tax loss of $105 during the first quarter of the fiscal year ended 2009. iBio revenues from discontinued operations were $169, and $240 for the three months ended September 30, 2008 and 2007, respectively. The Company’s loss from discontinued operations, net of taxes, was $105 and $271 in 2008 and 2007, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

The net assets of iBio are classified as assets and liabilities related to discontinued operations in the Company’s condensed consolidated balance sheet at June 30, 2008. The net assets were comprised of the following:

The Distribution was completed on August 18, 2008 and each shareholder of the Company received one share of iBio for each share the shareholder owned as of August 12, 2008, the Record Date. The Distribution should qualify as a tax-free reorganization under Section 355 of the Internal Revenue Code of 1986, as amended. The Separation and Distribution Agreement prohibits iBio from issuing more than 19,845,061 of additional shares of its common stock (representing the number of shares issued in connection with the Distribution) for the two years immediately following the effective date of the Distribution.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

On August 19, 2008, the Company entered into a Conversion Agreement, whereby the Company caused approximately $5,209 of the intercompany debt to be contributed to additional paid in capital and used $2,700 of the intercompany debt to purchase approximately 1,266,706 shares of the Company, representing 6% of the then outstanding shares of the Company. The Company is carrying its investment in iBio of $2,700 on the cost basis. The fair market value of the shares of iBio held by the Company at September 30, 2008, was approximately $1,267. The Company owns 5.4% of the shares outstanding of iBio as of September 30, 2008.

Additionally, on August 19, 2008, iBio closed on its $5,000 capital raise in connection with its private placement of approximately ten percent (10%) of the Company, such funds were released to iBio from the escrow and issued approximately 2,345,752 shares of iBio’s par value $0.001 common stock, at an estimated purchase price of approximately $2.13 per share.

iBio also issued to the private placement investors, warrants to purchase a number of shares of common stock equal to 50% of the number of shares purchased by such private placement investor, with an exercise price equal to 150% of the purchase price of iBio’s common stock subject to adjustments therein and warrants to purchase a number of shares of common stock equal to 50% of the number of shares purchased by such private placement investor, with an exercise price equal to 200% of the purchase price of iBio’s common stock subject to adjustments therein and exercisable over the next five-year period.

In August 2008, the Company ceased allocating corporate overhead to iBio (formerly Biotechnologies Segment) and entered into a Transitional Services Agreement (the “TS Agreement”) with iBiopharma, Inc. The transitional services agreement permits the Company to continue to provide certain corporate services in exchange for a management charge. The scope of these services is limited to legal, strategic financial planning and SEC reporting, and tax services by certain corporate employees of the Company. In exchange for these services, iBio will pay approximately $50 for certain financial and tax services over an estimated period of six months; the TS Agreement provides for a per annum fee of $100. In the three months ended September 30, 2008, the Company billed iBio approximately $13 under the TS Agreement.

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

Other intangible assets consist of intellectual property, trademarks, license fees, and unpatented technology. The carrying amount of other intangible assets as of September 30, 2008 and June 30, 2008 is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

Amortization expense from continuing operations recorded on the intangible assets for the three months ended September 30, 2008 and 2007 was $59 and $108, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Included in the Company’s loss from discontinued operations is amortization expense of $33 and $69 related to iBio’s intangible assets for the three months ended September 30, 2008 and 2007, respectively.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of September 30, 2008 and June 30, 2008:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Property and Equipment

Property and equipment consists of the following as of:

Note 6. Notes Payable and Convertible Note Payable – CD Financial, LLC

On February 19, 2008, the Company entered into two Securities Purchase Agreements (the "SPA") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds of $17,337 to the Company. The private placement involves the sale of (i) 6,000 shares of newly designated redeemable Series C Convertible Preferred Stock (the “Series C Preferred”) with a stated value of $1,000 per share (see Note 10(d) Series C Redeemable Convertible Preferred Stock), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also recorded $218 of deferred financing costs associated with the two SPA's $130 of the deferred financing costs were netted against the gross proceeds received. These costs were allocated to the each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction for which the costs were allocated to respectively. As of June 30, 2008 and September 30, 2008, the Company had $113 and $87, respectively, remaining of which is to be amortized to interest expense over one to three years. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of our assets.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

The Company has accreted $54 and $1,137 for the three months ended September 30, 2008 for the Series C Preferred Stock Dividend and for the acceleration of the deemed dividend from the beneficial conversion feature of the Series C Preferred Stock, respectively (See Note 10(d) Series C Redeemable Convertible Preferred Stock). Such amounts are included in the accompanying Condensed Consolidated Statement of Operations.

(a) Convertible Note Payable - CD Financial, LLC, a related party, provided gross proceeds of $7,500, in exchange for 3,000 shares of Series C Preferred Stock and a Convertible Note Payable. The Convertible Note Payable has a principal amount of $4,500 with an annual interest rate of 9.5% and matures on February 21, 2011. The Company allocated the proceeds of $4,500 and the discount of $98 based the relative fair value of the Convertible Note Payable in connection with this transaction. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note. The Company recorded a beneficial conversion feature, in accordance with EITF 00-27, on the Convertible Note Payable of $715 to be accreted over the three-year period until maturity or the redemption of the convertible note payable. For the three months ended September 30, 2008, included in interest expense in the accompanying Condensed Consolidated Statement of Operations, is $8 and $56 related to the accretion of the discount and accretion of the beneficial conversion feature on the Convertible Notes, respectively. As of September 30, 2008 and June 30, 2008, the unpaid discount which was allocated as of the date of the transaction based on the gross proceeds provided by CD Financial, LLC was $163. This is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet. Also, in accordance with the Convertible Note Payable, the Company will issue and deliver to CD Financial LLC, for no additional consideration, 50,000 shares of Common Stock, on a quarterly basis in arrears, commencing with the three-month anniversary of the issuance date, until the Convertible Note has been repaid in full, after which the Company's obligations to issue shares of Common Stock will no longer be applicable. As of September 30, 2008, the Company had accrued and unpaid interest of approximately $36, for the Convertible Note Payable in the accompanying Condensed Consolidated Balance Sheet.

The beneficial conversion feature for the Convertible Note Payable will be accreted using the effective interest rate method. The Convertible Note Payable may be converted, at any time and at the holder’s option, into shares of our common stock based on a conversion price as set out in the Convertible Note Payable. The conversion price is a formula that bases the conversion price on the greater of (i) 90% of the average Volume Weighted Average Price (the "VWAP") market price of our common stock for 20 trading days immediately preceding the conversion date and (ii) $2.00, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event and upon certain issuances below the conversion price. We have the option to prepay the Convertible Note Payable at any time.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

(b) Imperium, provided proceeds of $9,837, which includes a discount of $163 in exchange for 3,000 shares of Series C Preferred Stock, Notes Payable and 200,000 shares of the Company’s common stock. The Notes Payable has a principal amount of $7,000 with an annual interest rate of 8.0% and matures on February 21, 2009. On October 14, 2008, the Company and Imperium amended the SPA to extend the maturity from February 21, 2009 to November 15, 2009 (See Note 13. Subsequent Event). The Company allocated the proceeds of $10,000 and the discount of $163 to the components of the transaction based the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock in connection with this transaction. The Company is amortizing to interest expense the discount applied to the Notes Payable of $495 over the term of the note. For the three months ended September 30, 2008, included in interest expense in the accompanying Consolidated Statement of Operations, is $124 related to the accretion of the discount on the Notes Payable. As of September 30, 2008, the Company had accrued and unpaid interest of approximately $47, for the Notes Payable in the accompanying Condensed Consolidated Balance Sheet.

Also, in accordance with the Notes Payable, the Company will issue and deliver to Imperium, for no additional consideration, 200,000 shares of Common Stock upon the occurrence of either of the following events (i) on the nine month anniversary of the Closing Date, the Notes Payable have not been prepaid in full and Imperium has determined, in its reasonable judgment, and notified the Company in writing, that the Company has not taken significant actions towards consummating a financing, the proceeds of which would be used to prepay the Notes Payable in full or (ii) the Notes Payable have not been prepaid in full prior to the one year anniversary of the issuance date. As of September 30, 2008, the Company has included in accrued expenses $208 in the accompanying Consolidated Balance Sheet, the pro-rata portion of the additional interest, as it is probable one or both of the triggering events could occur.

Note 7. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250 through December 31, 2009. At September 30, 2008, the Company’s uninsured cash balances were approximately $435.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances was $154 and $134 at September 30, 2008 and June 30, 2008, respectively.

(c) Major Customers. For the three months ended September 30, 2008 and 2007 approximately 69.2% and approximately 66.3%, respectively, of revenues were derived from three customers. Accounts receivable from these customers represented approximately 74% of total accounts receivable as of September 30, 2008. The loss of any of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

Raw materials are available from numerous sources and the Company believes that it will continue to obtain adequate supplies.

Of the employees located in the Company’s New Jersey facility, approximately 54% the employees are covered by a union contract, which expires August 31, 2010.

Note 8. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Chairman of the Company’s Board of Directors, a director and majority shareholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three months ended September 30, 2008 and 2007 on these leases were $210 and $202, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. At September 30, 2008 and June 30, 2008 the Company had an outstanding obligation of $251 and $224 included in accounts payable in the accompanying Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $454 and $420 for the three months ended September 30, 2008 and 2007, respectively. Rent expense is stated net of sublease income of approximately $9 and $17 for the three months ended September 30, 2008 and 2007, respectively. This is included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The minimum rental commitment for long-term non-cancelable leases is as follows:

(c) Paxis Purchase Agreement. In connection with the Company’s acquisition of Paxis from Trade Investment Services, LLC (“TIS”), which funded Paxis’ and Natex’s development, TIS has the right to receive twenty-five

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

(25%) of the after-tax profits of Paxis until TIS has received an additional $49.5 million. At this time, the Company is unable to estimate the amount or timing of any potential contingent payments.

E. Gerald Kay, the Chairman of the Company’s Board of Directors, a director and majority shareholder of INBP; Robert Kay, the brother of E. Gerald Kay, a director and shareholder of INB; and Carl DeSantis, a director and shareholder of INB, each own one-third (1/3) of the equity of TIS.

(d) Consulting Agreements.

In May 2007, the Company engaged Merriman Curhan Ford & Co., a financial advisor, to assist the Company with their review of a possible divestiture. In connection with the agreement, the Company issued 30,000 restricted shares of the Company’s common stock. The agreement was terminated in September 2007. (See Note 10. Equity Transactions).

Effective July 1, 2008, the Company entered into a consulting agreement, whereas the consultant is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest. In connection with the agreement, the Company issued 100,000 shares of the Company’s common stock associated with the three year consulting agreement (See Note 10. Equity Transactions).

Effective July 1, 2008, the Company entered into a consulting agreement with Jeffrey R. Leach (an employee of the Company as of the date of the agreement), the Company's current President and Chief Executive Officer. Pursuant to the consulting agreement, Mr. Leach is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest. In connection with the agreement, the Company issued 250,000 shares of the Company’s common stock associated with the three year consulting agreement (See Note 10. Equity Transactions).

Note 9. Related Party Transactions

The Company has a consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Chairman of the Company’s Board of Directors, a director and majority shareholder. This agreement is on a month-to-month basis for $1 per month. The total consulting expense recorded per this verbal agreement for the three months ended September 30, 2008 and 2007 was $3 in each period. The Company has another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. The total consulting expense under this agreement was $15 and $30 for each of the three month periods ended September 30, 2008 and 2007, respectively.

See Note 2 – Discontinued Operations for related party transactional service agreement with iBioPharma, Inc.

See Note 6(a) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 8(a) - Leases for related party lease transactions.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

See Note 8(d) – Consulting Agreements for related party consulting agreements.

Note 10. Equity Transactions

(a) Stock Option Plan and Warrants. There were no stock options or warrants issued in the three months ended September 30, 2008 and 10,000 stock options and no warrants issued in the three months ended September 30, 2007. During the three months ended September 30, 2008 and 2007, the Company has incurred stock compensation expense of $478 and $154, respectively. Included is stock compensation related to the Biotechnologies Segment, of $4 and $14, for the three months ended September 30, 2008 and 2007, respectively. During the first quarter of fiscal year 2009, certain key executives and a significant shareholder of the Company exercised stock options for shares of common stock of 2,095,852 which provided cash proceeds to the Company of approximately $1,341.

(b) Restricted Stock Award. There were no restricted stock awards issued in the three months ended September 30, 2008 and 2007, respectively.

In May 2007, the Company entered into a separate one-year financial advisor agreement (the “Engagement”), whereby it issued 30,000 shares of restricted stock of the Company to the financial advisor. As such, on the effective date, the Company recognized prepaid consulting expenses of $173 with a corresponding increase in equity. In September 2007, the Company terminated the Engagement with the financial advisor and charged off the remaining prepaid balance of approximately $159 to consulting fee expense during the three months ended September 30, 2007.

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

(c) Consulting Agreements. Effective July 1, 2008, the Company entered into two consulting agreements which resulted in issuing 350,000 shares of the Company’s common stock associated with these three year consulting agreements. As such, on the effective date, the Company recognized prepaid consulting expenses of $830 with a corresponding increase in common stock and additional paid in capital. During the three months ended September 30, 2008, the Company has amortized $69 to selling and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The consulting expenses will continue to be amortized into selling and administrative expenses over the three year term, of the service agreements.

Of the common stock issued for the consulting agreements, 100,000 shares of common stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated there under. These shares of common stock may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

(d) Series C Redeemable Convertible Preferred Stock. On February 21, 2008, the Company raised $5,788 in net proceeds from the sale of 6,000 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $1,000 per share (the “Series C Preferred Shares”), at a purchase price of $1,000 per share. Upon issuance of the Series C Preferred Shares, the Company recorded the beneficial conversion feature of $1,216 in accordance

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

with EITF 00-27 and such amounts were being accreted over the five year period until the mandatory redemption date of the Series C Preferred Shares, the fifth anniversary of closing.

During July and August 2008, all 6,269 Series C Preferred Shares (inclusive of cumulative dividends of 269 shares of Series C Preferred Stock) were converted into 2,639,204 shares of the Company’s common stock. The conversion resulted in an increase to common stock of $5 and additional paid in capital of $6,264. Also during the three months ended September 30, 2008, the Company incurred a deemed dividend from beneficial conversion feature of the Series C Preferred Shares of $1,137 as a result of accelerating the accretion of the beneficial conversion feature and the discount, respectively.

Dividends of the Series C Preferred Shares were 10% per annum, payable on an annual basis, by the Company in shares of the Company's Series C Preferred Stock. Accordingly, the Company had accrued approximately $216 at June 30, 2008, and incurred $54 during the three months ended September 30, 2008, which were paid in Series C Preferred Shares and cash for the fractional shares during the period ended September 30, 2008. The redemption of the shares of Series C Preferred Stock accelerated a payment of a dividend on the Series C Preferred Stock Shares.

Note 11. Income Taxes

The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences. The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not. This determination is based on projected taxable income and tax planning strategies. Otherwise, a valuation allowance is applied. To the extent that the Company’s deferred tax assets require valuation allowances in the future, the recording of such valuation allowances would result in an increase to its tax provision in the period in which the Company determines that such a valuation allowance is required. The Company continues to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will increase the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is not satisfied.

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

The Company, subsequent to the spin-off of its Biotechnologies segment as discussed in Note 2. Loss from Discontinued Operations, has divided its operations into two reportable segments as follows: Nutraceuticals and Pharmaceuticals. The international sales, concentrated primarily in Europe, for the three months ended September 30, 2008 and 2007 were $1,452 and $1,943, respectively.

Financial information relating to operations by business segment for the three months ended September 30, 2008 and 2007 is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands, except share and per share amounts)
(Unaudited)

Note 13. Subsequent Event.

On October 14, 2008, the Company and Imperium agreed to amend the SPA to extend the maturity of the Notes Payable from February 21, 2009 to November 15, 2009. In consideration for extending the maturity of the Notes Payable, Imperium will forgo the 200,000 shares of Common Stock as additional interest and the Company will (i) grant a 11.5% premium on the principal and certain other amounts payable under the Notes Payable, if any, (ii) certain new covenants will be applicable to the Company effective October 14, 2008, and (iii) the Company shall issue warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term and an exercise price of $0.80 per share.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Condensed consolidated financial statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Operations

Our results from operations in the following table, which have been reclassified as a result of our spin-off of our Biotechnologies segment during the first quarter of fiscal year 2009, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

Sales, net. Sales, net, for the three months ended September 30, 2008 and 2007 were $10.7 million and $12.5 million, respectively, a decrease of $1.8 million or 14.8%. The decrease is comprised of the following:

For the three months ended September 30, 2008, approximately 69% of total net sales were derived from three customers as compared to 66% of total net sales for the three months ended September 30, 2007. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

Sales, net for the Nutraceutical segment for the three months ended September 30, 2008 and 2007 were $9.5 million and $10.7 million, respectively, a decrease of approximately $1.2 million or 11.3%. This decrease is, in part, the result of a decrease in sales from our branded proprietary Nutraceutical product line of approximately $1.0 million in part due to increased promotional programs offering discounts to our customers which resulted in a lower selling price point on our products at our club stores as compared to the three months ended September 30, 2007. In addition the Company’s contract manufacturing products sales decreased approximately $0.4 million, primarily due to lower international reorders from our customers and decreased selling prices to our major customer. The remaining Nutraceutical product lines had net sales growth of approximately $0.2 million compared to the prior period. During the first quarter we launched six to eight new products in test markets, a few of the products launched are receiving positive indicators; however the success of these product launches are too early to project future impact.

Pharmaceuticals sales for the three months ended September 30, 2008 were $1.2 million compared to $1.8 million, a decrease of $0.6 million or 35.7% from the comparable period. This decrease is primarily due to decreased sales of approximately $0.8 million of our Approved Pharmaceutical Ingredients (API) business.

Cost of sales. Cost of sales decreased by $1.0 million to $8.0 million for the three months ended September 30, 2008 as compared to $9.0 million for the three months ended September 30, 2007. Cost of sales increased as a percentage of sales to 75.1% for the three months ended September 30, 2008 as compared to 72.1% for the three months ended September 30, 2007.

The Nutraceutical segment cost of sales decreased by $0.4 million to $7.0 million for the three months ended September 30, 2008 as compared to $7.4 million for the three months ended September 30, 2007. Cost of sales increased as a percentage of Nutraceutical sales to 73.5% for the three months ended September 30, 2008 as compared to 69.2% for the three months ended September 30, 2007. This increase in costs of sales as a percentage of net sales is a result of a higher raw material costs, increased freight costs and lower net sales in both our Naturally branded product lines and our contract manufacturing products. A majority of our manufacturing costs for our contract manufacturing business is fixed, which will increase the cost of sales as a percentage of sales as there are fewer sales to spread the fixed costs over.

The Pharmaceutical segment cost of sales was $1.0 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively. As a percentage of net sales, the cost of sales decreased 0.6%, from 88.3% to 87.7% for the three months ended September 30, 2007 and 2008, respectively. This decrease is due to lower sales in our API business, which resulted in a decreased cost of sales as the majority of the costs are associated to salaries and employee benefits and excess manufacturing capacity in our API business. As our net sales grow in our API business, we will be able to absorb more of our manufacturing costs, thereby decreasing our cost of goods sold on future sales.

Selling and Administrative Expenses.Selling and administrative expenses were $5.2 million for the three months ended September 30, 2008, an increase of $0.5 million or 10.2% as compared with $4.7 million for the three months ended September 30, 2007. As a percentage of sales, net, selling and administrative expenses were 48.3% for the three months ended September 30, 2008 and 37.4% for the prior comparable period.

Selling and administrative expenses for our Nutraceuticals segment were $4.2 million for the three months ended September 30, 2008, an increase of $0.5 million or 13.5% as compared with $3.7 million for the three months ended September 30, 2007. As a percentage of Nutraceutical sales, net, selling and administrative expenses were 43.7% for the three months ended September 30, 2008 and 34.1% for the prior comparable period. This increase is a result of approximately $0.4 million of increased non cash stock compensation expense, and $0.2 million of increased salaries and employee benefit expenses, off-set by $0.1 million reduction in royalty and commission expense as a result of decreased sales and reduced insurance, tradeshows and travel related costs and other office related expenses.

The Pharmaceutical selling and administrative expenses remained flat at approximately $1.0 million for each the three months ended September 30, 2008 and 2007, respectively.

Other expense, net. Other expense, net increased approximately $0.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This is primarily attributable to an increase in interest expense due to the increased average total of outstanding obligations for the period ending September 30, 2008 as compared to September 30, 2007 and higher interest rates on the outstanding obligations.

Federal and state income tax, net. Federal and state income tax benefit decreased by approximately $0.4 million as a result of the Company recording a valuation allowance against the Company’s current year deferred tax assets components and the current year net operating loss. For the three months ended September 30, 2007, the Company recorded a tax benefit of $0.4 million, which was mainly attributable to an increase in the Company’s deferred tax assets as a result of the fiscal year 2008 first quarter net operating loss.

Loss from discontinued operations. On August 18, 2008, we completed our distribution of our Biotechnologies segment. The net loss from our Biotechnologies Segment, included in our results for the period ended September 30, 2008, was $0.1 million as compared to $0.3 million for the period ended September 30, 2007. This decrease of approximately $0.2 million is primarily the result of a three months of revenues and expenses in the period ended September 30, 2007 versus revenues and expenses of approximately one and a half months during the period ended September 30, 2008.

Net loss applicable to common shareholders. The Company’s net loss applicable to common shareholders for the three months ended September 30, 2008 was $4.3 million as compared to $1.3 million for the three months ended September 30, 2007. This decrease of approximately $3.0 million is primarily the result of a decrease in gross profit in our Nutraceuticals and Pharmaceutical segment of $0.8 million, an increase in selling and administrative expenses of $0.5 million primarily attributable to the Nutraceuticals segment, and an increase in other expense of approximately $0.3 million primarily attributable to increased interest expenses. The federal and state income tax benefit in the prior year of approximately $0.4 million was attributable to increased deferred tax assets mainly related to current period net operating losses. The Series C preferred stock dividend of $0.1 million and $1.1 million related to the deemed dividend from the beneficial conversion feature of the Series C preferred stock dividend was a result of the Series C preferred stockholders converting their respective Series C shares into shares of the Company’s common stock. This results in permanent equity for the Company as the Series C preferred stock replaced $6.0 million of current and long-term obligations.

Seasonality. The Company’s results of operations in its Pharmaceuticals segment is not significantly affected by seasonal factors. The Nutraceutical business segment tends to be seasonal. The Company has found that in its first fiscal quarter ending in September, orders for its branded proprietary Nutraceutical products slow (absent the addition of new customers with a significant first time order), as buyers in their markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in the Company’s second fiscal quarter, ending in December, orders for its products increase as the demand for the Company’s branded Nutraceutical products seems to increase in late December to early January as consumers become health conscious as they enter the new year.

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

At September 30, 2008, the Company’s working capital was approximately $8.9 million, an increase of $1.6 million from working capital at June 30, 2008 of $7.3 million. The increase in our working capital is a result of decreased current liability balances, which was mainly attributable to the spin-off of iBio, incremental reductions of selling and administrative expenses for the current period as compared to the selling and administrative expenses of the two preceding quarters, and the proceeds from stock options exercised during the period to pay outstanding current obligations. Cash and cash equivalents were $1.1 million at September 30, 2008, an increase of $0.2 million from $0.9 million at June 30, 2008.

Net cash used by operating activities of $1.0 million for the three months ended September 30, 2008 included a net loss of $3.2 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was $1.3 million. Additional cash provided by continuing operations of approximately $0.9 million was the result of a decrease in inventory of $0.2 million, accounts receivable of $1.0 million, and an increase in accrued expenses and other liabilities of $1.4 million, these increases to cash were partially offset by a decrease in accounts payable and income taxes payable of $1.7 million. Cash used of approximately $0.1 million were for operating activities from our discontinued operations.

Net cash used in operating activities of $2.0 million for the three months ended September 30, 2007 resulted from a net loss of $1.3 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash provided before the effect of the changes in working capital components was $0.4 million. Cash used in continuing operations for working capital components of approximately $0.7 million was the result of an increase in inventory of $0.2 million, accounts receivable of $2.6 million and a decrease of income taxes payable of approximately $0.4 million, these reductions to cash were partially offset by a decrease in prepaid expenses and other current assets of $0.5 million and an increase in accounts payable of $1.9 million and accrued expenses and other current liabilities of $0.1 million. Cash used of approximately $0.3 million were for operating activities of our discontinued operations.

We used cash in continuing operations of $0.1 million and $0.2 million of cash in investing activities for the three months ended September 30, 2008 and 2007, respectively. The use of cash was to purchase property and equipment and intangible assets of $0.1 million and $0.2 million, for the three months ended September 30, 2008 and 2007, respectively. An insignificant amount of cash was used during each period ended September 30, 2008 and 2007, respectively for investing activities related to our discontinued operations.

Cash provided by financing activities was $1.3 million for the three months ended September 30, 2008. Cash provided during the three months ended September 30, 2008 was the result of proceeds of $1.3 million from employees exercising stock options during the period.

Cash provided by financing activities was $1.5 million for the three months ended September 30, 2007. Cash provided during the three months ended September 30, 2007 was the result of proceeds of $5.0 million from the revolving credit facility offset by repayments of the revolving credit facility of $4.5 million.

Management believes consolidated net sales for the remainder of fiscal year 2009 will be between $42.0 million and $46.0 million, and we believe this will be sufficient to fund our operations and meet our cash requirements to satisfy our working capital needs. Our return to profitability in fiscal year 2009, which cannot be assured, would provide a significant portion of our cash needs over the ensuing twelve-month period to meet our capital expenditure needs, outstanding commitments and other liquidity requirements. We may also sell shares of our investment in iBio to assist us in meeting our cash needs. Our ability to fund these requirements will depend on our future operations, performance and cash flow and is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. In addition, as part of our strategy we are evaluating each line of business to identify were we may need to decrease our spending in our Business Segments that are net users of cash or we may pursue strategic acquisitions, investments or divestitures what will complement our core company strategy. Furthermore, in September 2008, the Company announced our engagement of an investment advisor to explore selling our Pharmaceutical Segment. Additionally, with the completion of our capital raising efforts for our Biotechnologies Segment, the spin-off of this segment in August 2008, and the extension of our $7.0 million Notes Payable from February 21, 2009 to November 15, 2009, we are in a better position to meet our cash needs for all of our business segments’ operations and contractual commitments through fiscal 2009 and into the second quarter of fiscal 2010.

Our total annual commitments at September 30, 2008 for long term non-cancelable leases of approximately $4.8 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2008 and 2007 were $0.1 million for each period, respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2009. The total amount is expected to be funded from cash provided from its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement

Please refer to Note 1 in our financial statements which can be found at page 6, herein.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Integrated BioPharma, Inc. in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Integrated BioPharma, Inc. in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Integrated BioPharma, Inc. has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2008, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2008, other than as set forth below.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the U.S.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 1, 2008, the Company entered into a consulting agreement which resulted in issuing 100,000 shares of the Company’s common stock associated with the three year consulting agreement.

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

INTEGRATED BIOPHARMA, INC.

Date:     November 14, 2008     By: /s/ Jeffrey R. Leach

    Jeffrey R. Leach,

    President and Chief Executive Officer

Date:     November 14, 2008     By: /s/ Dina L. Masi

                                               Dina L. Masi,

                                                                    Chief Financial Officer & Senior Vice President