Form 10-Q
period 2008-12-31
INTEGRATED BIOPHARMA INC
filed 2009-02-20
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

| X |  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

OR

|  | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission File Number 001-31668

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 13, 2009
Common Stock, $0.002 par value	20,207,343 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Six Months Ended December 31, 2008

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2008 and in registration statements and other securities filings by the Company.

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

(in thousands, except share and per share amounts)

Note 1. Principles of Consolidation, Liquidity and Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“10-K”), as filed with the SEC. The June 30, 2008 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results for the full fiscal year ending June 30, 2009 or for any other period.

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

The Nutraceutical segment includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; AgroLabs, Inc., which manufactures products carrying the “Naturally” label and natural and organic product ingredients; The Vitamin Factory and Scientific Sports Nutrition, which sells private label Manhattan Drug products through mail order catalogs and the Internet and through wholesalers and distributors targeting consumers who are professional, amateur and recreational athletes, respectively. The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. During fiscal year 2007, The Organic Beverage Company (TOBC), formerly Bioscience Technologies, Inc., completed the acquisition from BevSpec, Inc. (“BevSpec”) of the Syzmo™ product, which is a USDA organic energy drink. During the first quarter of the fiscal year ending 2009, the Company curtailed operations of its TOBC subsidiary and combined the sales efforts for this product line with the AgroLabs products.

The Pharmaceutical segment includes InB:Paxis Pharmaceuticals, Inc. (“Paxis”) and InB:Hauser Pharmaceutical Services, Inc. (“Hauser”). Paxis manufactures and distributes Paclitaxel, which is the primary chemotherapeutic agent in the treatment of breast cancer. Hauser is a contract research organization (“CRO”) which provides research, development manufacturing at testing services to the specialty chemical, pharmaceutical and natural products industries. In September 2008, the Company announced the engagement of an investment advisor to explore selling substantially all of the Pharmaceutical segment’s net assets.

The Biotechnologies segment included iBioPharma, Inc. (“iBio”), which was focused on the discovery, development and commercialization of proprietary products from plants. On August 18, 2008, the Company’s distribution of the Biotechnologies segment was completed and each shareholder of Integrated BioPharma, Inc.

received one share of iBio’s common stock for each share the shareholder owned as of August 12, 2008, the Record Date (See Note 2. Discontinued Operations).

Liquidity. As of December 31, 2008, the Company has working capital deficit of $342 caused primarily by the Notes Payable outstanding in the amount of $7,016 with a principal amount of $7,805 due November 15, 2009 being classified as a current liability. The Company’s expected return to profitability in the latter months of fiscal year 2009, which cannot be assured (although it still expects to report a loss for fiscal year 2009), could provide a portion of cash needs over the ensuing twelve-month period to meet capital expenditure needs and daily operational needs. In addition, in February 2009 the Company obtained a Working Capital Bridge Loan from a related party, major shareholder and director, (see Note 13. Subsequent Events) and the Company may sell or otherwise dispose of substantially all of the net assets of the Pharmaceutical segment to further fund its cash needs. Even with the expected return to profitability, the Working Capital Bridge Loan and the potential to sell or otherwise dispose of Company assets, the Company’s current cash flows will not be able to repay the Notes Payable without refinancing, or obtaining additional debt or capital from other sources. There can be no assurance that the Company will be successful in these efforts, which raises substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

(in thousands, except share and per share amounts)

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

Supplemental Statement of Cash Flows

Six months ended December 31,	
	2008	2007
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	$ 720	$ 687
Inventories	376	823
Other current assets	138	448
Security deposits and other assets	9	53
(Decrease) increase in:		
Accounts payable	(980)	2,019
Income taxes payable	(85)	(927)
Accrued expenses and other current liabilities	815	(90)
Decrease (increase) in working capital assets and liabilities	$ 993	$ 3,013
Supplemental disclosures of cash flow information:		
Cash paid during the periods for:		
Interest	$ 512	$ 552
Income taxes	$ 105	$ 210
Supplemental disclosures of non-cash transactions:		
Deemed dividend from beneficial conversion feature of Preferred stock	$ 1,137	$ -
Accrued annual dividend payable on Series C Preferred stock	$ 54	$ -
Discount on amended Notes Payable (Note 6(b))	$ 805	$ -
Warrants on amended Notes Payable (Note 6(b))	$ 169	$ -
Common Stock in Consulting Agreements	$ 830	$ -
Accrued Common Stock Interest on Convertible Note Payable	$ 112	$ -

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

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

At December 31, 2008 and 2007, total options and warrants of 3,073,017 and 2,443,852, respectively, to purchase shares of common stock, were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods.

At December 31, 2008 and 2007, options and warrants to purchase 25,000 and 2,540,567 shares of common stock with exercise prices below the market price, respectively, were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.

For both the three and six month periods ended December 31, 2008, common share equivalents of 1,779,755 related to the Convertible Note Payable were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

Recent Accounting Pronouncements. In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Financial Statements on a recurring basis (at least annually).

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

Note 2. Discontinued Operations

In August 2008, we completed the spin-off of iBio. The Company has classified iBio as discontinued operations for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported for all periods presented. As a result, we recognized an after-tax loss of $105 during the first quarter of the fiscal year ended 2009. iBio revenues from discontinued operations were $240 for the three months ended December 31, 2007, and $169, and $480 for the six months ended December 31, 2008 and 2007, respectively. The Company’s loss from discontinued operations, net of taxes, was $246 for the three months ended December 31, 2007 and $105 and $518 for the six months ended December 31, 2008 and 2007, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

The net assets of iBio are classified as assets and liabilities related to discontinued operations in the Company’s condensed consolidated balance sheet at June 30, 2008. The net assets were comprised of the following:

The Distribution was completed on August 18, 2008 and each shareholder of the Company received one share of iBio for each share the shareholder owned as of August 12, 2008. The Distribution should qualify as a tax-free reorganization under Section 355 of the Internal Revenue Code of 1986, as amended. The Separation and Distribution Agreement prohibits iBio from issuing more than 19,845,061 of additional shares of its common stock (representing the number of shares issued in connection with the Distribution) for the two years immediately following the effective date of the Distribution.

On August 19, 2008, the Company entered into a Conversion Agreement, whereby the Company caused approximately $5,209 of the intercompany debt to be contributed to additional paid in capital and used $2,700 of

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

the intercompany debt to purchase approximately 1,266,706 common shares of iBio, representing 6% of the then outstanding common shares of iBio. The Company is carrying its investment in iBio of $2,700 on the cost basis. The Company owns 5.4% of the shares outstanding of iBio as of December 31, 2008.

In August 2008, the Company ceased allocating corporate overhead to iBio (formerly Biotechnologies Segment) and entered into a Transitional Services Agreement (the “TS Agreement”) with iBiopharma, Inc. The transitional services agreement permits the Company to continue to provide certain corporate services in exchange for a management charge. The scope of these services is limited to legal, strategic financial planning and SEC reporting, and tax services by certain corporate employees of the Company. In exchange for these services, iBio will pay approximately $50 for certain financial and tax services over an estimated period of six months; the TS Agreement provides for a per annum fee of $100. In the three and six months ended December 31, 2008, the Company billed iBio approximately $25 and $37, respectively under the TS Agreement.

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

Other intangible assets consist of intellectual property, trademarks, license fees, and unpatented technology. The carrying amount of other intangible assets as of December 31, 2008 and June 30, 2008 is as follows:

Amortization expense from continuing operations recorded on the intangible assets for the three and six months ended December 31, 2008 and 2007 was $60 and $119, and $92 and $200, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Included in the Company’s loss from discontinued operations is amortization expense of $56 for the three months ended December 31, 2007 and $33 and $126 related to iBio’s intangible assets for the six months ended December 31, 2008 and 2007, respectively.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of December 31, 2008 and June 30, 2008:

Note 5. Property and Equipment

Property and equipment consists of the following as of:

Note 6. Notes Payable and Convertible Note Payable – CD Financial, LLC

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

On February 19, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated redeemable Series C Convertible Preferred Stock (the “Series C Preferred”) with a stated value of $1,000 per share (see Note 10(d) Series C Redeemable Convertible Preferred Stock), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable, which was amended on October 14, 2008 (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also recorded $218 of deferred financing costs associated with the two SPA's, $130 of such deferred financing costs were netted against the gross proceeds received. These costs were allocated to the each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction for which the costs were allocated to respectively. As of June 30, 2008 and December 31, 2008, the Company had deferred financing costs remaining of $113 and $55, respectively, which is to be amortized to interest expense over one to three years. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of our assets.

The Company has accreted $54 and $1,137 for the six months ended December 31, 2008 for the Series C Preferred Stock Dividend and for the acceleration of the deemed dividend from the beneficial conversion feature of the Series C Preferred Stock, respectively (See Note 10(d) Series C Redeemable Convertible Preferred Stock). Such amounts are included in the accompanying Condensed Consolidated Statement of Operations.

(a) Convertible Note Payable - CD Financial, LLC, a related party, provided gross proceeds of $7,500, in exchange for 3,000 shares of Series C Preferred Stock and a Convertible Note Payable. The Convertible Note Payable has a principal amount of $4,500 with an annual interest rate of 9.5% and matures on February 21, 2011. The Company allocated the proceeds of $4,500 and the discount of $98 based the relative fair value of the Convertible Note Payable in connection with this transaction. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note. The Company recorded a beneficial conversion feature, in accordance with EITF 00-27, on the Convertible Note Payable of $715 to be accreted over the three-year period until maturity or the redemption of the Convertible Note Payable. For the three and six months ended December 31, 2008, included in interest expense in the accompanying Condensed Consolidated Statement of Operations, are $65 and $130 related to the accretion of the discount and accretion of the beneficial

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

conversion feature on the Convertible Notes, respectively. As of December 31, 2008 and June 30, 2008, the unpaid discount which was allocated as of the date of the transaction based on the gross proceeds provided by CD Financial, LLC was $163. This is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet. Also, in accordance with the Convertible Note Payable, the Company will issue and deliver to CD Financial LLC, for no additional consideration, 50,000 shares of Common Stock, on a quarterly basis in arrears, commencing with the three-month anniversary of the issuance date, until the Convertible Note has been repaid in full, after which the Company's obligations to issue shares of Common Stock will no longer be applicable. As of December 31, 2008, the Company had accrued and unpaid interest of approximately $36, for the Convertible Note Payable in the accompanying Condensed Consolidated Balance Sheet.

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

(b) Notes Payable, provided proceeds of $9,837, which includes a discount of $163 in exchange for 3,000 shares of Series C Preferred Stock, Notes Payable and 200,000 shares of the Company’s common stock. The Company allocated the proceeds from the $10,000 and the discount of $163 to the components of the transaction based the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock in connection with this transaction.

On October 14, 2008, the Company and the Notes Payable holders amended the SPA to extend the maturity from February 21, 2009 to November 15, 2009. In consideration for extending the maturity of the Notes Payable, the Notes Payable holders will forgo the 200,000 shares of Common Stock as additional interest and the Company will (i) grant a 11.5% premium on the principal, thus aggregating a principal balance due of $7,805 and certain other amounts payable under the Notes Payable, if any, (ii) certain new covenants will be applicable to the Company effective October 14, 2008, (iii) the Company shall issue warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term and an exercise price of $0.80 per share, and (iv) the registration of the resale of the shares of the Company’s Common Stock for which the warrants are exercisable. Since the October 14, 2008 amendment significantly modified the terms of the original Notes Payable, the Company has accounted for the amendment as an extinguishment of the original Notes Payable and issuance of new Notes Payable, per EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” As a result, the Company accelerated the amortization of the remaining discount of $178 and prepaid financing costs of $32 applied to the original Notes Payable to interest expense as a result of the extinguishment. Furthermore, the Company reversed the accrual of additional consideration of $208 related to the 200,000 shares of the Company’s common stock.

The amended Notes Payable of $7,000 bear an interest rate of 8.0% and will mature on November 15, 2009. The Company is accreting the premium of $805 over the term of the amendment, using the effective interest method, which has resulted in additional interest expense for the three and six months ended December 31, 2008 of $152. The warrants issued with the amended Notes Payable were valued at a fair value of $169 using the Black-Scholes option pricing model as of the issuance date. The Company used the following assumptions to calculate the fair value of the warrants; risk free interest rate of 3.0%, expected volatility of 75.8%, a term of 5 years and a dividend yield of zero. The discount to the amended Notes Payable for the warrants which are being accreted using the effective interest method, has resulted in additional interest expense for the three and six months ended December 31, 2008 of $33. The Company also recorded an additional $10 of deferred financing costs as a result of the issuance of the

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

amended Notes Payable. The amended Notes Payable agreement requires the Company to register for resale the shares of Common Stock for which the warrants are exercisable prior to 90 days after the closing date of October 14, 2008. The Company had not registered the warrants as of December 31, 2008. The failure to register the warrants results in a default payment of the greater of $8 or 2.0% of the market price as of the date on which the registration default occurred multiplied by the number of unregistered warrants. As of the date of the filing, the Company has not registered the securities. The Company will incur a de-minimis penalty amount in the third quarter of the fiscal year ending June 30, 2009. The Company is amortizing to interest expense the deferred financing costs using the effective interest method. The amount amortized related to the amended Notes Payable for the three and six months ended December 31, 2008 is $2.

For the three and six months ended December 31, 2008, included in interest expense in the accompanying Consolidated Statement of Operations, is $448 and $637 related to the accretion of the discount on the original and amended Notes Payable. As of December 31, 2008, the Company had accrued and unpaid interest of approximately $47, for the amended Notes Payable in the accompanying Condensed Consolidated Balance Sheet.

As of December 31, 2008 the Company is in default of the covenants of the Notes Payable. The Company is currently working with the holders to obtain a waiver for the default of the covenants; however at this time the Company has not obtained such waiver.

Note 7. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250 through December 31, 2009. As of December 31, 2008, the Company had uninsured cash balances of approximately $207 on deposit with JP Morgan Chase. The FDIC is temporarily insuring deposits up to $250,000 at financial institutions through December 31, 2009. Additionally, JP Morgan Chase is participating in the FDIC’s Transaction Account Guarantee Program, whereby all non-interest bearing checking accounts (including accounts with interest rates less than 0.50%) are fully guaranteed by the FDIC for the entire amount through December 31, 2009.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances was $190 and $134 at December 31, 2008 and June 30, 2008, respectively.

(c) Major Customers. For the three months ended December 31, 2008 and 2007 approximately 72.1% and approximately 68.4%, respectively, of revenues were derived from three customers. For the six months ended December 31, 2008 and 2007 approximately 70.1% and approximately 67.1%, respectively, of revenues were derived from three customers. Accounts receivable from these customers represented approximately 52.9% of total accounts receivable as of December 31, 2008. The loss of any of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(d) Other Business Risks. The Company insures its business and assets against insurable risks, to the extent that it deems appropriate, based upon an analysis of the relative risks and costs. The Company believes that the risk of loss from non-insurable events would not have a material adverse effect on the Company’s operations as a whole.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

Note 8. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Chairman of the Company’s Board of Directors, a director and majority shareholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three and six months ended December 31, 2008 and 2007 on these leases were $183 and $179, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. At December 31, 2008 and June 30, 2008 the Company had an outstanding obligation of $278 and $224 included in accounts payable in the accompanying Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $390 and $440 for the three months ended December 31, 2008 and 2007, respectively; and $844 and $860 for the six months ended December 31, 2008 and 2007, respectively. Rent expense is stated net of sublease income of approximately $9 for the three months ended December 31, 2008 and 2007; and $17 and $25 for the six months ended December 31, 2008 and 2007, respectively. This is included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

E. Gerald Kay, the Chairman of the Company’s Board of Directors, a director and majority shareholder of INBP; Robert Kay, the brother of E. Gerald Kay, shareholder of INB; and Carl DeSantis, a director and shareholder of INB, each own one-third (1/3) of the equity of TIS.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

(d) Consulting Agreements.

Effective July 1, 2008, the Company entered into a consulting agreement, pursuant to which the consultant is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest. In connection with the agreement, the Company issued 100,000 shares of the Company’s common stock associated with the three year consulting agreement (See Note 10. Equity Transactions).

Effective July 1, 2008, the Company entered into a consulting agreement with Jeffrey R. Leach (an employee of the Company as of the date of the agreement) its current President and Chief Executive Officer, pursuant to the consulting agreement, Mr. Leach is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest. In connection with the agreement, the Company issued 250,000 shares of the Company’s common stock associated with the three year consulting agreement (See Note 10. Equity Transactions).

Note 9. Related Party Transactions

The Company is a party to a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Chairman of the Company’s Board of Directors, a director and majority shareholder of the Company. This agreement provides for consulting services on a month-to-month basis for $1 per month. The total consulting expense recorded for the three and six months ended December 31, 2008 and 2007 was $3 in each period. The Company was party to another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a shareholder of the Company, the Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. This agreement was terminated in during the first quarter of fiscal year 2009. The total consulting expense under this agreement was $15 and $30 for each of the three month period ended December 31, 2007 and $15 and $60 for the six month period ended December 31, 2008 and 2007, respectively.

See Note 2 – Discontinued Operations for related party transactional service agreement with iBioPharma, Inc.

See Note 6(a) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 8(a) - Leases for related party lease transactions.

See Note 8(d) – Consulting Agreements for related party consulting agreements.

Note 10. Equity Transactions

(a) Stock Option Plan and Warrants. During the three and six months ended December 31, 2008, there was 1,000,000 stock options authorized by the Board of Directors and issued to Company employees, and warrants to purchase 500,000 shares of common stock at $0.80 in connection with the amended Notes Payable agreement (See Note 6(b) Notes Payable). During the three and six months ended December 31, 2007 the Company issued stock options of 690,800 and 700,800; respectively. There were no warrants issued in the three and six month periods ended December 31, 2007. During the three and six months ended December 31, 2008 and 2007, the Company has incurred stock compensation expense of $304 and $869, and $777 and $1,010; respectively. Included is stock compensation related to the Biotechnologies Segment, of $4 for the six months ended December 31,

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

2008, and $14 and $28 for the three and six months ended December 31, 2007, respectively. During the first quarter of fiscal year 2009, certain key executives and a significant shareholder of the Company exercised stock options for shares of common stock of 2,095,852 which provided cash proceeds to the Company of approximately $1,341.

(b) Restricted Stock Award. There were no restricted stock awards issued in the three and six months ended December 31, 2008, respectively. There were 735,000 restricted stock awards issued in the three and six months ended December 31, 2007, respectively.

In May 2007, the Company entered into a separate one-year financial advisor agreement (the “Engagement”), whereby it issued 30,000 shares of restricted stock of the Company to the financial advisor. As such, on the effective date, the Company recognized prepaid consulting expenses of $173 with a corresponding increase in equity. In September 2007, the Company terminated the Engagement with the financial advisor and charged off the remaining prepaid balance of approximately $159 to consulting fee expense during the three months ended September 30, 2007. Such shares of common stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated there under. These shares of common stock may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

(c) Consulting Agreements. Effective July 1, 2008, the Company entered into two consulting agreements which resulted in issuing 350,000 shares of the Company’s common stock associated with these three year consulting agreements. As such, on the effective date, the Company recognized prepaid consulting expenses of $830 with a corresponding increase in common stock and additional paid in capital. During the three and six months ended December 31, 2008, the Company has amortized $69 and $138, respectively, to selling and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The consulting expenses will continue to be amortized into selling and administrative expenses over the three year terms, of the consulting agreements.

Of the common stock issued in connection with the consulting agreements, 100,000 shares of common stock have not been registered under the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated there under. These shares of common stock may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

(d) Series C Redeemable Convertible Preferred Stock. On February 21, 2008, the Company raised $5,788 in net proceeds from the sale of 6,000 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $1,000 per share (the “Series C Preferred Shares”), at a purchase price of $1,000 per share. Upon issuance of the Series C Preferred Shares, the Company recorded the beneficial conversion feature of $1,216 in accordance with EITF 00-27 and such amounts were being accreted over the five year period until the mandatory redemption date of the Series C Preferred Shares, the fifth anniversary of closing.

During July and August 2008, all 6,269 Series C Preferred Shares (inclusive of cumulative dividends of 269 shares of Series C Preferred Stock) were converted into 2,639,204 shares of the Company’s common stock. The conversion resulted in an increase to common stock of $5 and additional paid in capital of $6,264. Also during the six months ended December 31, 2008, the Company incurred a deemed dividend from beneficial conversion feature of the Series C Preferred Shares of $1,137 as a result of accelerating the accretion of the beneficial conversion feature and the discount, respectively.

Dividends of the Series C Preferred Shares were 10% per annum, payable on an annual basis, by the Company in

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

shares of the Company's Series C Preferred Stock. Accordingly, the Company had accrued approximately $216 at June 30, 2008, and incurred $54 during the six months ended December 31, 2008, which were paid in Series C Preferred Shares and cash for the fractional shares during the period ended December 31, 2008. The redemption of the shares of Series C Preferred Stock accelerated a payment of a dividend on the Series C Preferred Stock Shares.

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

During the second quarter, the deferred tax asset as well as projected taxable income was reviewed for expected utilization using the “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance of $5,955 has been recorded in the three and six month periods ended December 31, 2008, against the Company’s deferred tax asset, as it was determined based upon past losses, the Company’s liquidity concerns and the current economic environment, that it was “more likely than not” that the Company’s deferred tax assets may not be realized. In future years, if the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded.

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

The Company, subsequent to the spin-off of its Biotechnologies segment as discussed in Note 2. Loss from Discontinued Operations, has divided its operations into two reportable segments as follows: Nutraceuticals and Pharmaceuticals. The international sales, concentrated primarily in Europe, for the three and six months ended December 31, 2008 and 2007 were $2,736 and $5,774, and $2,410 and $4,217, respectively.

Financial information relating to operations by business segment for the three and six months ended December 31, 2008 and 2007 is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share amounts)

For the three months ended December 31,					
		Sales, Net			Segment		
		U.S. Customers	International Customers	Total	Operating loss	Depreciation	Capital Expenditures
Nutraceuticals	**2008**	**$ 8,566**	**$ 2,617**	**$ 11,183**	**$ (1,034)**	**$ 103**	**$ 23**
	2007	10,590	2,259	12,849	(2,499)	115	54
Pharmaceuticals	**2008**	**924**	**119**	**1,043**	**(651)**	**142**	**-**
	2007	593	151	744	(951)	136	84
Total Company	**2008**	**9,490**	**2,736**	**12,226**	**(1,685)**	**245**	**23**
	2007	11,183	2,410	13,593	(3,450)	251	138

		For the six months ended December 31,					
		Sales, Net			Segment		
		U.S. Customers	International Customers	Total	Operating loss	Depreciation	Capital Expenditures
Nutraceuticals	**2008**	**$ 15,326**	**$ 5,374**	**$ 20,700**	**$ (2,672)**	**$ 220**	**$ 59**
	2007	19,819	3,760	23,579	(2,897)	226	97
Pharmaceuticals	**2008**	**1,783**	**400**	**2,183**	**(1,508)**	**284**	**35**
	2007	2,061	457	2,518	(1,743)	262	177
Total Company	**2008**	**17,109**	**5,774**	**22,883**	**(4,180)**	**504**	**94**
	2007	21,880	4,217	26,097	(4,640)	488	274

Note 13. Subsequent Event.

Working Capital Bridge Loan, in February 2009, CD Financial, LLC, a related party, provided the Company gross proceeds of $750 at an interest rate of 9.5% with a maturity date of the earlier of the sale of substantially all of the net assets of the Pharmaceutical segment or February 28, 2010. The proceeds were provided to the Company on various dates in February 2009.

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

We believe that we have the product offerings and introductions, facilities, personnel, and competitive resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three and six months ended December 31, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Operations

Our results from operations in the following table, which have been reclassified as a result of our spin-off of our Biotechnologies segment during the first quarter of fiscal year 2009, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the three months ended December 31,		For the six months ended December 31,	
	2008	2007	2008	2007
Sales, net	100.0%	100.0%	100.0%	100.0%
Costs and expenses:				
Cost of sales	74.9%	85.6%	75.0%	79.2%
Selling and administrative	38.9%	39.7%	43.3%	38.6%
	113.8%	125.3%	118.3%	117.8%
Loss from operations	(13.8%)	(25.3%)	(18.3%)	(17.8%)
Other (expense) income:				
Interest expense	(4.4%)	(2.5%)	(4.9%)	(2.6%)
Other income	0.2%	0.2%	0.2%	0.2%
Interest and investment income	0.3%	0.1%	0.3%	0.2%
	(3.9%)	(2.2%)	(4.4%)	(2.2%)
Loss before income taxes (benefit)	(17.7%)	(27.5%)	(22.7%)	(20.0%)
Federal and state income taxes (benefit), net	48.7%	(2.5%)	26.1%	(3.0%)
Loss from continuing operations, net of taxes	(66.4%)	(25.0%)	(48.8%)	(17.0%)
Loss on discontinued operations, net of taxes	-	(1.8%)	(0.5%)	(2.0%)
Net loss	(66.4%)	(26.8%)	(49.3%)	(19.0%)
Deemed dividend from beneficial conversion feature of Series C Preferred Stock	-	-	(0.2%)	-
Series C Preferred Stock dividend	-	-	(5.0%)	-
Net loss allocable to common shareholders	(66.4%)	(26.8%)	(54.5%)	(19.0%)

For the six months ended December 31, 2008 compared to the six months ended December 31, 2007

Sales, net. Sales, net, for the six months ended December 31, 2008 and 2007 were $22.9 million and $26.1 million, respectively, a decrease of $3.2 million or 12.3%. The decrease is comprised of the following:

For the six months ended December 31, 2008, approximately 71% of total net sales were derived from three customers as compared to 67% of total net sales for the six months ended December 31, 2007. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

Sales, net for the Nutraceutical segment for the six months ended December 31, 2008 and 2007 were $20.7 million and $23.6 million, respectively, a decrease of approximately $2.9 million or 12.2%. This decrease is, in part, the result of a decrease in sales from our branded proprietary Nutraceutical product line of approximately $1.5 million in part due to increased promotional programs offering discounts to our customers which resulted in a lower selling price point on our products at our club stores as compared to the six months ended December 31, 2007. In addition the Company’s contract manufacturing products sales decreased approximately $1.5 million, primarily due to lower volume and selling prices to our major customer. The remaining Nutraceutical product lines had net sales growth of approximately $0.1 million compared to the prior period. During the six months ended December 31, 2008 we launched six to eight new products in test markets, a few of the products launched are receiving positive indicators; however the success of these product launches are too early to project future impact.

Pharmaceutical sales for the six months ended December 31, 2008 were $2.1 million compared to $2.5 million, a decrease of $0.4 million or 13.3% from the comparable period. This decrease is primarily due to decreased sales of our Approved Pharmaceutical Ingredients (API) business.

Cost of sales. Cost of sales decreased by $3.4 million to $17.2 million for the six months ended December 31, 2008 as compared to $20.6 million for the six months ended December 31, 2007. Cost of sales decreased as a percentage of sales to 75.1% for the six months ended December 31, 2008 as compared to 79.2% for the six months ended December 31, 2007.

The Nutraceutical segment cost of sales increased by $0.5 million to $15.5 million for the six months ended December 31, 2008 as compared to $15.0 million for the six months ended December 31, 2007. Cost of sales increased as a percentage of Nutraceutical sales to 74.6% for the six months ended December 31, 2008 as compared to 63.6% for the six months ended December 31, 2007. This increase in costs of sales as a percentage of net sales is a result of a higher raw material costs, increased freight costs and lower net sales in both our Naturally branded product lines and our contract manufacturing products. A majority of our manufacturing costs for our contract manufacturing business is fixed, which will increase the cost of sales as a percentage of sales as there are fewer sales to spread the fixed costs over.

The Pharmaceutical segment cost of sales was $1.7 million and $2.2 million for the six months ended December 31, 2008 and 2007, respectively. As a percentage of net sales, the cost of sales decreased 7.8%, from 88.1% to 80.3% for the six months ended December 31, 2007 and 2008, respectively. This decrease is due to lower variable costs in both our API business and our CRO business.

Selling and Administrative Expenses.Selling and administrative expenses were $9.9 million for the six months ended December 31, 2008, a decrease of $0.2 million or 1.7% as compared with $10.1 million for the six months ended December 31, 2007. As a percentage of sales, net, selling and administrative expenses were 43.3% for the six months ended December 31, 2008 and 38.6% for the prior comparable period.

Selling and administrative expenses for our Nutraceuticals segment were $8.0 million for the six months ended December 31, 2008, a decrease of $0.1 million or 0.8% as compared with $8.1 million for the six months ended December 31, 2007. As a percentage of Nutraceutical sales, net, selling and administrative expenses were 38.5% for the six months ended December 31, 2008 and 34.1% for the prior comparable period. The decrease in selling and administrative expenses of $0.1 million is mainly due to decreases in marketing expenses, commissions, tradeshows and stock compensation expenses off-set by increased in advertising costs, such as in store demos, employee salary and benefits and professional and consulting expenses.

The Pharmaceutical selling and administrative expenses were $1.9 million for the six months ended December 31, 2008, a decrease of $0.1 million or 5.1% as compared with $2.0 million for the six months ended December 31, 2007.

Other expense, net. Other expense, net increased approximately $0.4 million for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007. This is primarily attributable to an increase in interest expense due to the increased average total of outstanding obligations for the period ending December 31, 2008 as compared to December 31, 2007 and higher interest rates on the outstanding obligations.

Federal and state income tax, net. For the six months ended December 31, 2008, we had a net tax expense of $6.0 million as compared to a net tax benefit of $0.8 million for the six months ended December 31, 2007. The tax expense increased $6.8 million as a result of fully reserving our deferred tax asset as it was determined based upon past losses, the Company’s liquidity concerns and the current economic environment, that it was “more likely than not” that the Company’s deferred tax assets would not be realized.

Loss from discontinued operations. On August 18, 2008, we completed our distribution of our Biotechnologies segment. The net loss from our Biotechnologies Segment, included in our results for the period ended December 31, 2008, was $0.1 million as compared to $0.5 million for the period ended December 31, 2007. This decrease of approximately $0.4 million is primarily the result of a six months of revenues and expenses in the period ended December 31, 2007 versus revenues and expenses of approximately one and a half months during the period ended December 31, 2008.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the six months ended December 31, 2008 was $12.5 million as compared to $5.0 million for the six months ended December 31, 2007. This increase of approximately $7.5 million is primarily the result of fully reserving our deferred tax asset of $6.0 million as it was determined based upon past losses, the Company’s liquidity concerns and the current economic environment, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. In addition to the increase in our tax expense for the current year as compared to a tax benefit of the prior year of $6.8 million our other expense increased by approximately $0.4 million mainly attributable to increased interest expenses in the current fiscal year. This was partially offset by an increase in gross profit of $0.3 million and a decrease in selling and administrative expenses of $0.2 million. The Series C preferred stock dividend of $0.1 million and $1.1 million related to the deemed dividend from the beneficial conversion feature of the Series C preferred stock dividend was a result of the Series C preferred stockholders converting their respective Series C shares into shares of our common stock. This results in permanent equity for us, as the Series C preferred stock replaced $6.0 million of current and long-term obligations.

For the three months ended December 31, 2008 compared to the three months ended December 31, 2007

Sales, net. Sales, net, for the three months ended December 31, 2008 and 2007 were $12.2 million and $13.6 million, respectively, a decrease of $1.4 million or 10.1%. The decrease is comprised of the following:

For the three months ended December 31, 2008, approximately 72% of total net sales were derived from three customers as compared to 68% of total net sales for the three months ended December 31, 2007. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

Sales, net for the Nutraceutical segment for the three months ended December 31, 2008 and 2007 were $11.2 million and $12.8 million, respectively, a decrease of approximately $1.6 million or 13.0%. This decrease is, in part, the result of a decrease in sales from our branded proprietary Nutraceutical product line of approximately $0.5 million in part due to increased promotional programs offering discounts to our customers which resulted in a lower selling price point on our products at our club stores as compared to the three months ended December 31, 2007. In addition the Company’s contract manufacturing products sales decreased approximately $1.2 million, primarily due to lower international reorders from our customers and decreased selling prices to our major customer. The remaining Nutraceutical product lines had net sales growth of approximately $0.1 million compared to the prior period. During the second quarter we started seeing some organic growth from a few of the new products we launched during the first quarter; however the success of these product launches are too early to project future impact.

Pharmaceuticals sales for the three months ended December 31, 2008 were $1.0 million compared to $0.7 million, an increase of $0.3 million or 40.2% from the comparable period. This increase is primarily due to increased sales of our contract research organization (“CRO”).

Cost of sales. Cost of sales decreased by $2.4 million to $9.2 million for the three months ended December 31, 2008 as compared to $11.6 million for the three months ended December 31, 2007. Cost of sales decreased as a percentage of sales to 74.9% for the three months ended December 31, 2008 as compared to 85.6% for the three months ended December 31, 2007.

The Nutraceutical segment cost of sales decreased by $2.5 million to $8.5 million for the three months ended December 31, 2008 as compared to $10.9 million for the three months ended December 31, 2007. Cost of sales decreased as a percentage of Nutraceutical sales to 75.2% for the three months ended December 31, 2008 as compared to 85.4% for the three months ended December 31, 2007. This decrease in costs of sales as a percentage of net sales is mainly as a result of a one-time inventory write-down in the three months ended December 31, 2007, which resulted in an increase to cost of sales of $2.4 million. Excluding this item, cost of sales as a percentage of net sales is higher due higher raw material costs, increased freight costs and lower net sales in both our Naturally branded product lines and our contract manufacturing products. A majority of our manufacturing costs for our contract manufacturing business is fixed, which will increase the cost of sales as a percentage of sales as there are fewer sales to spread the fixed costs over.

The Pharmaceutical segment cost of sales was $0.7 million for each of the three months ended December 31, 2008 and 2007, respectively. As a percentage of net sales, the cost of sales decreased 0.6%, from 89.0% to 71.6% for the three months ended December 31, 2007 and 2008, respectively. This decrease is due to lower variable costs in both our API business and our CRO business.

Selling and Administrative Expenses.Selling and administrative expenses were $4.7 million for the three months ended December 31, 2008, a decrease of $0.7 million or 12.0% as compared with $5.4 million for the three months ended December 31, 2007. As a percentage of sales, net, selling and administrative expenses were 38.9% for the three months ended December 31, 2008 and 39.7% for the prior comparable period.

Selling and administrative expenses for our Nutraceuticals segment were $3.8 million for the three months ended December 31, 2008, an increase of $0.6 million or 12.9% as compared with $4.4 million for the three months ended December 31, 2007. As a percentage of Nutraceutical sales, net, selling and administrative expenses were 34.0% for both the three months ended December 31, 2008 and 2007, respectively. This decrease of $0.6 million is mainly attributable to decreased non cash stock compensation expense of approximately $0. 5 million as a result of the forfeiture of approximately 45% of the stock options and restricted stock awards granted and certain stock options and restricted stock awards which were granted in the prior year with accelerated vesting features. Additional decreases to selling and administrative expenses are a result of a reduction in tradeshow expenses of $0.3 million, lower commissions of $0.1 million offset by increases in indirect advertising expenses of $0.1 million, salaries and employee benefits of $0.1 million and increased professional and consulting fees of $0.1 million.

The Pharmaceutical selling and administrative expenses decreased by $0.1 million from $1.0 million for the three months ended December 31, 2007 to $0.9 million for the three months ended December 31, 2008.

Other expense, net. Other expense, net increased approximately $0.2 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. This is primarily attributable to an increase in interest expense due to the increased average total of outstanding obligations for the period ending December 31, 2008 as compared to December 31, 2007 and higher interest rates on the outstanding obligations.

Federal and state income tax, net. For the three months ended December 31, 2008, we had a net tax expense of $6.0 million as compared to a net tax benefit of $0.4 million for the six months ended December 31, 2007. The tax expense increased $6.4 million as a result of fully reserving our deferred tax asset as it was determined based upon past losses, the Company’s liquidity concerns and the current economic environment, that it was “more likely than not” that the Company’s deferred tax assets would not be realized.

Loss from discontinued operations. On August 18, 2008, we completed our distribution of our Biotechnologies segment. The net loss from our Biotechnologies Segment, included in our results for the three months ended December 31, 2007, was $0.2 million. The Biotechnologies Segment was not included in the results for the three months ended December 31, 2008.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the three months ended December 31, 2008 was $8.1 million as compared to $3.6 million for the three months ended December 31, 2007. This increase of approximately $4.5 million is primarily the result of fully reserving our deferred tax asset of $6.0 million as it was determined based upon past losses, the Company’s liquidity concerns and the current economic environment, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. In addition to the increase in our tax expense for the current year as compared to a tax benefit of the prior year of $6.8 million our other expense increased by approximately $0.2 million mainly attributable to increased interest expenses in the current fiscal year. This was partially offset by an increase in gross profit of $1.1 million and a decrease in selling and administrative expenses of $0.6 million.

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

At December 31, 2008, the Company’s working capital deficit was approximately $0.3 million, a decrease of $7.6 million from working capital at June 30, 2008 of $7.3 million. The decrease in our working capital is a result of the Notes Payable coming due within the next twelve months and recording a full valuation allowance against our deferred tax assets in the second quarter of fiscal year 2009 as a result of past losses, the Company’s liquidity concerns and the current economic environment. Cash and cash equivalents were $0.4 million at December 31, 2008, a decrease of $0.5 million from $0.9 million at June 30, 2008.

Net cash used by operating activities of $1.7 million for the six months ended December 31, 2008 included a net loss of $11.3 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was $8.6 million. Additional cash provided by continuing operations of approximately $1.0 million was the result of a decrease in accounts receivable of $0.7 million, inventory of $0.4 million, other assets of $0.4 million and an increase in accrued expenses and other liabilities of $0.8 million, these increases to cash were partially offset by a decrease in accounts payable and income taxes payable of $1.0 million and an increase to other current assets of $0.3 million. Cash used of approximately $0.1 million were for operating activities from our discontinued operations.

Net cash provided by operating activities of $1.3 million for the six months ended December 31, 2007 included a net loss of $5.0 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash provided before the effect of the changes in working capital components was $3.7 million. Cash provided by continuing operations for working capital components of approximately $3.0 million was the result of an increase in inventory of $0.7 million, accounts receivable of $0.8 million, other current and non-current assets of $0.5 million and a decrease of accounts payable of approximately $2.0 million, these reductions to cash were partially offset by an increase in accrued expenses and other liabilities of $0.9 million and income taxes payable of $0.1 million. Cash used of approximately $0.4 million were for operating activities of our discontinued operations.

We used cash in continuing operations of $0.1 million and $0.3 million of cash in investing activities for the six months ended December 31, 2008 and 2007, respectively. The use of cash was to purchase property and equipment and intangible assets of $0.1 million and $0.3 million, for the six months ended December 31, 2008 and 2007, respectively. An insignificant amount of cash was used during each period ended December 31, 2008 and 2007, respectively for investing activities related to our discontinued operations.

Cash provided by financing activities was $1.3 million for the three months ended December 31, 2008. Cash provided during the six months ended December 31, 2008 was the result of proceeds of $1.3 million from employees exercising stock options during the period.

Cash provided by financing activities was $0.6 million for the six months ended December 31, 2007. Cash provided during the six months ended December 31, 2007 was the result of proceeds of $5.0 million from the revolving credit facility offset by repayments of the revolving credit facility of $4.5 million and a payment of $1.0 million on term credit facility.

Management believes consolidated net sales for the remainder of fiscal year 2009 will be between $25.0 million and $30.0 million, and we believe this will be sufficient to fund our operations. Our expected return to profitability in the latter months of fiscal year 2009, which cannot be assured (although we still expect to report a loss for fiscal year 2009), could provide a portion of cash needs over the ensuing twelve-month period to reduce our expenditures and meet capital expenditure needs and daily operational needs. In addition, we obtained a Working Capital Bridge Loan from a related party, major shareholder and director, and we may sell or otherwise dispose of substantially all of our net assets of our Pharmaceutical segment to further fund our cash needs. Even with the expected return to profitability, the Working Capital Bridge Loan and the potential sell or otherwise dispose of Company assets, our current cash flows will not be able to repay the Notes Payable without refinancing, or obtaining additional debt or capital from other sources. There can be no assurance that we will be successful in these efforts, which raises substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our total annual commitments at December 31, 2008 for long term non-cancelable leases of approximately $4.5 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2008 and 2007 were $0.1 million and $0.3 million, respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2009. The total amount is expected to be funded from cash provided from its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement

Please refer to Note 1 in our financial statements which can be found at page 6, herein.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the

Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three and six months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two matters were submitted for a vote at the Company’s Annual Meeting of Stockholders held on November 26, 2008 by holders of record of the Company’s common stock, par value of $0.002 per share at the close of business on October 31, 2008 (the “Record Date”), which was determined to be 19,931,617 shares of common stock. The holders of 14,198,792 shares of common stock, a majority, were present in person or represented by proxy at the meeting. The two matters and the results of the voting at the Annual Meeting are as follows:

1.

To elect three Class I directors for a three year term to serve until 2011 Annual Meeting of Stockholders. The number of votes cast at the meeting for the election of the three (3) directors for a three year term to the 2011 Annual Meeting of Stockholders were as follows:

2.

To ratify the appointment of Amper Politziner & Mattia, P.C. as the Company’s independent auditors. The number of votes cast at the meeting for the proposal to ratify Amper Politziner & Mattia, P.C. as the Company’s independent auditors were as follows:

Item 5. OTHER INFORMATION

On February 5, 2009 the Company entered into a $250,000 promissory note and on February 17, 2009, the Company entered into a $500,000 promissory note, both promissory notes are with CD Financial, LLC, of whom is an affiliate of Carl DeSantis, a director and major shareholder of the Company. The gross proceeds of $750,000 bear an interest rate of 9.5% with a maturity date of the earlier of the sale of substantially all of the net assets of the Pharmaceutical segment or February 28, 2010. In the event of default or change of control occurs, CD Financial, LLC has the right to accelerate the payment of all unpaid principal and accrued and unpaid Interest (including default interest (if any)) on this promissory note. For a more detailed description of the promissory notes from CD Financial, LLC, please see copies of the Promissory notes attached as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

(a)     Exhibits

Exhibit

Number

10.1	9.5% Promissory Note, dated February 5, 2009
10.2	9.5% Promissory Note , dated February 17, 2009
31.1	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date:     February 20, 2009     By: /s/ Jeffrey R. Leach

  Jeffrey R. Leach,

  President and Chief Executive Officer

Date:     February 20, 2009     By: /s/ Dina L. Masi

   Dina L. Masi,

                                                                  Chief Financial Officer & Senior Vice President