Form 10-Q
period 2009-03-31
INTEGRATED BIOPHARMA INC
filed 2009-05-20
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes X    No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer •	Accelerated filer •	Non-accelerated filer •	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes _    No X

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 19, 2009
Common Stock, $0.002 par value	20,149,343 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Nine Months Ended March 31, 2009
INDEX

Disclosure Regarding Forward-Looking Statements.  Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2008 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands, except share and per share amounts)

Note 1. Principles of Consolidation, Liquidity and Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“10-K”), as filed with the SEC on October 14, 2008. The June 30, 2008 balance sheet was derived from audited financial statements restated for discontinued operations, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending June 30, 2009 or for any other period.

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company” or “INB”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company’s common stock is currently trading on the Pink Sheets using the symbol “INBP.PK”. The Company continues to do business as Chem International, Inc. with its customers and certain vendors.

The Company, subsequent to the spin-off of its Biotechnologies segment and sale of the Pharmaceutical segment as discussed in Note 2. Loss from Discontinued Operations, has one remaining reportable segment for its operation, the Nutraceuticals segment.

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

The Pharmaceutical segment included InB:Paxis Pharmaceuticals, Inc. (“Paxis”) and InB:Hauser Pharmaceutical Services, Inc. (“Hauser”). Paxis manufactured and distributed Paclitaxel, and Hauser provided research, development manufacturing testing services to the specialty chemical, pharmaceutical and natural products industries. On March 17, 2009, the Company consummated the sale of all of the issued and outstanding shares of common stock of its wholly owned subsidiary INB: Hauser Pharmaceutical Services, Inc. ("Hauser") to Cedarburg Pharmaceuticals, Inc. The purchase price received by the Company in connection with the sale consisted of $1,160 in cash and a promissory note in favor of the Company in the principal amount of $340,

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands, except share and per share amounts)

which note matures in twelve months and bears interest at a rate of 12% per annum, payable quarterly (See Note 2b. Discontinued Operations – Pharmaceutical Segment).

The Biotechnologies segment included iBioPharma, Inc. (“iBio”), which was focused on the discovery, development and commercialization of proprietary products from plants. On August 18, 2008, the Company’s distribution of the Biotechnologies segment was completed and each shareholder of Integrated BioPharma, Inc. received one share of iBio’s common stock for each share of the Company’s common stock the shareholder owned as of August 12, 2008, the Record Date (See Note 2a. Discontinued Operations – Biotechnologies Segment).

Liquidity. As of March 31, 2009, the Company has a working capital deficit of $1,968 caused primarily by the Notes Payable outstanding in the amount of $7,232 with a principal amount of $7,805 due November 15, 2009 being classified as a current liability. Additionally, the Company has an accumulated deficit of $43,277. The Company’s expected return to profitability in the latter months of fiscal year 2009, which cannot be assured (although the Company still expects to report a loss for fiscal year 2009), would provide a portion of the cash needed for capital expenditure needs and daily operational needs of the Company over the ensuing twelve-month period. In addition, in February 2009 the Company obtained a Working Capital Bridge Loan from a related party, major shareholder and director. The principal and interest of the Working Capital Bridge Loan was paid in full prior to the period ended March 31, 2009 with the proceeds from the sale of Hauser in accordance with the provisions of the Working Capital Bridge Loan. The Company sold substantially all of the net assets of the Pharmaceutical segment for $1,160 and a promissory note in favor of the Company in the principal amount of $340, which note matures on March 17, 2010. The Company sold this promissory note to CD Financial LLC, a related party, and the holder of the Company’s Convertible Debt, for the principal balance and accrued interest of $342. Even with the expected return to profitability, the liquidation of the promissory note and the sale of Company assets, the Company’s current cash flows will not be able to repay the Notes Payable without refinancing, or obtaining additional debt or capital from other sources. There can be no assurance that the Company will be successful in these efforts, which raises substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•	sales returns and allowances;

•	trade marketing and merchandising;

•	allowance for doubtful accounts;

•	inventory valuation;

•	valuation and recoverability of long-lived and intangible assets, including the values assigned to acquired intangible assets;

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(in thousands, except share and per share amounts)

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

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

At March 31, 2009 and 2008, total options and warrants of 3,073,017 and 5,095,669, respectively, to purchase shares of common stock, were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

For both the three and nine month periods ended March 31, 2009, common share equivalents of 1,779,755 related to the Convertible Note Payable were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement),” or FSP APB 14-1, which requires separate accounting for the debt and equity components of convertible debt issuances. The requirements for separate accounting must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments, negatively affecting both net income and earnings per share for issuers of the instruments. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has not evaluated the impact of FSP No. APB 14-1 on the Company’s results of operations, financial condition or liquidity as of March 31, 2009.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. EITF 07-5” provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, "Accounting For Derivative Instruments and Hedging Activities" and/or EITF 00-19, "Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company has not evaluated the impact of EITF 07-5 on the Company’s results of operations, financial condition or liquidity as of March 31, 2009.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

Note 2. Discontinued Operations

During the Company’s 2009 fiscal year, the Company has classified the spin-off of iBio in August 2008 and the sale of Hauser in March 2009 as discontinued operations for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported for all periods presented. The net assets of iBio and Hauser are classified as assets and liabilities related to discontinued operations in the Company’s condensed consolidated balance sheet at June 30, 2008. The net assets as of June 30, 2008 were comprised of the following:

June 30, 2008		
	iBio	Hauser	Combined
Assets			
Current Assets of discontinued operations:			
Cash and cash equivalents	$ 19	$ 96	$ 115
Accounts receivable, net	105	548	653
Inventories	-	1,400	1,400
Other current assets	44	97	141
Total current assets of discontinued operations	168	2,141	2,309
Non current assets of discontinued operations:			
Property and equipment, net	14	1,676	1,690
Intangible assets, net	3,367	-	3,367
Deferred income taxes	-	390	390
Security deposits and other assets	-	116	116
Total non current assets of discontinued operations	3,381	2,182	5,563
Total assets of discontinued operations	$ 3,549	$ 4,323	$ 7,872
Liabilities			
Current liabilities of discontinued operations:			
Accounts payable	$ 506	$ 137	$ 643
Accrued expenses and other current liabilities	1,423	637	2,060
Total current liabilities of discontinued operations	1,929	774	2,703
Net assets of discontinued operations	$ 1,620	$ 3,549	$ 5,169

(a) Spin-off of iBio – In August 2008, the Company completed the spin-off of iBio. As a result, the Company recognized an after-tax loss of $105 during the first quarter of the fiscal year ended 2009. iBio revenues from discontinued operations were $414 for the three months ended March 31, 2008, and $169, and $894 for the nine months ended March 31, 2009 and 2008, respectively. The Company’s loss from discontinued operations, net of taxes, was $458 for the three months ended March 31, 2008 and $105 and $975 for the nine months ended March 31, 2009 and 2008, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

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

On August 19, 2008, the Company entered into a Conversion Agreement, whereby the Company caused approximately $5,209 of the intercompany debt to be contributed to additional paid in capital and used $2,700 of the intercompany debt to purchase approximately 1,266,706 common shares of iBio, representing 6% of the then outstanding common shares of iBio. The Company is carrying its investment in iBio of $2,700 on the cost basis. The Company owns 5.4% of the shares outstanding of iBio as of March 31, 2009.

In August 2008, the Company ceased allocating corporate overhead to iBio (formerly Biotechnologies Segment) and entered into a Transitional Services Agreement (the “TS Agreement”) with iBiopharma, Inc. The transitional services agreement permits the Company to continue to provide certain corporate services in exchange for a management charge. The scope of these services is limited to legal, strategic financial planning and SEC reporting, and tax services by certain corporate employees of the Company. In exchange for these services, iBio will pay approximately $50 for certain financial and tax services over an estimated period of nine months; the TS Agreement provides for a per annum fee of $100. In the three and nine months ended March 31, 2009, the Company billed iBio approximately $25 and $62, respectively under the TS Agreement.

(b) Sale of Hauser – In March 2009, the Company entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of its wholly owned subsidiary Hauser to Cedarburg Pharmaceuticals, Inc. (“Cedarburg”). On January 31, 2009, the Company sold substantially all the assets of Paxis to Hauser and transferred outstanding payables owed by Paxis to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company. The assets and liabilities transferred under this transaction were owned by Hauser at the time of the sale of Hauser’s common stock to Cedarburg and are no longer assets and liabilities of the Company. The Company continues to own certain assets of Paxis through its common stock ownership of Paxis. The purchase price received by the Company in connection with the sale consisted of $1,160 in cash and a promissory note in favor of the Company in the principal amount of $340. The promissory note matures in twelve months and bears interest at a rate of 12% per annum, payable quarterly. On April 7, 2009, this promissory note was sold to CD Financial, LLC, a related party and the holder of the Company’s Convertible Debt (see Note 6(a)), for the full principal amount of $340 and accrued interest of $2.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

As a result of the sale of Hauser, the Company recognized a loss of $627 during the third quarter of the fiscal year ended 2009. The Hauser revenues from discontinued operations were $578 and $1,007 for the three months ended March 31, 2009 and 2008, respectively, and $2,761, and $3,526 for the nine months ended March 31, 2009 and 2008, respectively. The Company’s net loss from discontinued operations, net of taxes and selling proceeds, was $1,103 and $945 for the three months ended March 31, 2009 and 2008, respectively, and net losses from discontinued operations of $2,876 and $2,517 for the nine months ended March 31, 2009 and 2008, respectively.

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

Other intangible assets consist of intellectual property, trademarks, license fees, and unpatented technology. The carrying amount of other intangible assets as of March 31, 2009 and June 30, 2008 is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

Amortization expense from continuing operations recorded on the intangible assets for the three and nine months ended March 31, 2009 and 2008 was $52 and $92, and $171 and $292, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Included in the Company’s loss from discontinued operations is amortization expense of $59 for the three months ended March 31, 2008 and $33 and $185 related to iBio’s intangible assets for the nine months ended March 31, 2009 and 2008, respectively.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of March 31, 2009 and June 30, 2008:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

Note 5. Property and Equipment

Property and equipment consists of the following as of:

Note 6. Notes Payable and Convertible Note Payable – CD Financial, LLC

On February 19, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated redeemable Series C Convertible Preferred Stock (the “Series C Preferred”) with a stated value of $1,000 per share (see Note 10(d) Series C Redeemable Convertible Preferred Stock), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable, which was amended on October 14, 2008 (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also recorded $218 of deferred financing costs associated with the two SPA's, $130 of such deferred financing costs were netted against the gross proceeds received. These costs were allocated to the each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction for which the costs were allocated to respectively. As of March 31, 2009 and June 30, 2008, the Company had deferred financing costs remaining of $48 and $113, respectively, which are to be amortized to interest expense over one to three years. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of our assets.

The Company has accreted $54 and $1,137 for the nine months ended March 31, 2009 for the Series C Preferred Stock Dividend and for the acceleration of the deemed dividend from the beneficial conversion feature of the Series C Preferred Stock, respectively (See Note 10(d) Series C Redeemable Convertible Preferred Stock). Such amounts are included in the accompanying Condensed Consolidated Statement of Operations.

(a) Convertible Note Payable - CD Financial, LLC, a related party, provided gross proceeds of $7,500, in exchange for 3,000 shares of Series C Preferred Stock and a Convertible Note Payable. The Convertible Note Payable has a principal amount of $4,500 with an annual interest rate of 9.5% and matures on February 21, 2011. The Company allocated the proceeds of $4,500 and the discount of $98 based the relative fair value of the Convertible Note Payable in connection with this transaction. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note. The Company recorded a beneficial conversion feature, in accordance with EITF 00-27, on the Convertible Note Payable of $715 to be accreted over the three-year period until maturity or the redemption of the Convertible Note Payable. For the three and nine months ended March 31, 2009 and 2008, included in interest expense in the accompanying Condensed Consolidated Statement of Operations, are $65 and $195, and $28 and $28, respectively, related to the accretion of the discount and accretion of the beneficial conversion feature on the Convertible Notes. As of March 31, 2009 and June 30, 2008, the unpaid discount which was allocated as of the date of the transaction based on the gross proceeds provided by CD Financial, LLC was $163. This is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet. Also, in accordance with the Convertible Note Payable, the Company will issue and deliver to CD Financial LLC, for no additional consideration, 50,000 shares of Common Stock, on a quarterly basis in arrears, commencing with the three-month anniversary of the issuance date, until the Convertible Note has been repaid in full, after which the Company's obligations to issue shares of Common Stock will no longer be applicable. As of March 31, 2009, the Company had accrued and unpaid interest of approximately $70, for the Convertible Note Payable in the accompanying Condensed Consolidated Balance Sheet.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

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

The amended Notes Payable of $7,000 bear an interest rate of 8.0% and will mature on November 15, 2009. The Company is accreting the premium of $805 over the term of the amendment, using the effective interest method, which has resulted in additional interest expense for the three and nine months ended March 31, 2009 of $179 and $331, respectively. The warrants issued with the amended Notes Payable were valued at a fair value of $169 using the Black-Scholes option pricing model as of the issuance date. The Company used the following assumptions to calculate the fair value of the warrants; risk free interest rate of 3.0%, expected volatility of 75.8%, a term of 5 years and a dividend yield of zero. The discount to the amended Notes Payable for the warrants which are being accreted using the effective interest method, has resulted in additional interest expense for the three and nine months ended March 31, 2009 of $38 and $71, respectively. The Company also recorded an additional $10 of deferred financing costs as a result of the issuance of the amended Notes Payable. The amended Notes Payable agreement requires the Company to register for resale the shares of Common Stock for which the warrants are exercisable prior to 90 days after the closing date of October 14, 2008. The Company had not registered the warrants as of March 31, 2009. The failure to register the warrants results in a default payment of the greater of $8 or 2.0% of the market price as of the date on which the registration default occurred multiplied by the number of unregistered warrants. As of the date of the filing, the Company has not registered the securities. The Company will incur a de-minimis penalty amount when it completes the registration of the warrants. The Company is amortizing to interest expense the deferred financing costs using the effective interest method. The amount amortized related to the amended Notes Payable for the three and nine months ended March 31, 2009 is $2 and $4, respectively.

For the three and nine months ended March 31, 2009 and 2008, included in interest expense in the accompanying Consolidated Statement of Operations, is $179 and $653 and $53 and $53, respectively, related to the accretion of

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

the discount on the original and amended Notes Payable. As of March 31, 2009, the Company had accrued and unpaid interest of approximately $48, for the amended Notes Payable in the accompanying Condensed Consolidated Balance Sheet.

As of March 31, 2009, the Company is in technical default of the one of the covenants of the Notes Payable relating to the Company’s tangible net worth requirements. The Company continues to work with the holders to obtain a waiver for the default of the covenants; however at this time the Company has not obtained such waiver.

Note 7. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250 through December 31, 2009. The FDIC is temporarily insuring deposits up to $250 at financial institutions through December 31, 2009. Additionally, JP Morgan Chase is participating in the FDIC’s Transaction Account Guarantee Program, whereby all non-interest bearing checking accounts (including accounts with interest rates less than 0.50%) are fully guaranteed by the FDIC for the entire amount through December 31, 2009. As of March 31, 2009, all the Company’s cash on deposit with JP Morgan Chase was insured pursuant to these two programs with the FDIC.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances was $248 and $134 at March 31, 2009 and June 30, 2008, respectively.

(c) Major Customers. For the three months ended March 31, 2009 and 2008 approximately 91.2% and approximately 78.9%, respectively, of revenues were derived from three major customers. For the nine months ended March 31, 2009 and 2008 approximately 79.6% and approximately 78.5%, respectively, of revenues were derived from three customers. Accounts receivable from these customers represented approximately 75.2% of total accounts receivable as of March 31, 2009. The loss of any of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 48% of the employees of the Company are covered by a union contract, which expires August 31, 2010.

Note 8. Commitments and Contingencies

(a) Leases

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Chairman of the Company’s Board of Directors, a director and majority shareholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three and nine months ended March 31, 2009 and 2008 on these leases were $217 and $197 and $610 and $578, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. At March 31, 2009 and June 30, 2008 the Company had an outstanding obligation of $384 and $224, respectively, included in accounts payable in the accompanying Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $289 and $277 for the three months ended March 31, 2009 and 2008, respectively; and $824 and $827 for the nine months ended March 31, 2009 and 2008, respectively. Rent expense is stated net of sublease income of approximately $8 and $12 for the three months ended March 31, 2009 and 2008; and $26 and $37 for the nine months ended March 31, 2009 and 2008, respectively. This is included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

The minimum rental commitment for long-term non-cancelable leases is as follows:

(c) Consulting Agreements.

Effective July 1, 2008, the Company entered into a consulting agreement, pursuant to which the consultant is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest, for a period of three years. In connection with the agreement, the Company issued 100,000 shares of the Company’s common stock associated with (See Note 10. Equity Transactions). In March 2009, this consulting agreement was rescinded and the shares of the Company’s common stock issued in connection with this agreement were cancelled.

Effective July 1, 2008, the Company entered into a consulting agreement with Jeffrey R. Leach an employee of the Company and its former President and Chief Executive Officer. Pursuant to this agreement, Mr. Leach is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest for a period of three years. In connection with the agreement, the Company issued 250,000 shares of the Company’s common stock (See Note 10. Equity Transactions).

Note 9. Related Party Transactions

The Company is a party to a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Chairman of the Company’s Board of Directors, a director and majority shareholder of the Company. This agreement provides for consulting services on a month-to-month basis for $1 per month. The total consulting expense recorded for the three and nine months ended March 31, 2009 and 2008 was $3 in each period. The Company was party to another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a shareholder of the Company, Chairman of its subsidiary, InB: Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis Pharmaceuticals Inc. in fiscal year ended June 30, 2004. This agreement was terminated in during the first quarter of fiscal year 2009. The total consulting expense under this agreement was $30 for the three month period ended March 31, 2008 and $15 and $90 for the nine month period ended March 31, 2009 and 2008, respectively, and is included in loss on discontinued operations.

See Note 2 – Discontinued Operations for related party transactional service agreement with iBioPharma, Inc. and Sale of Promissory Note to CD Financial, LLC.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

See Note 6(a) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 8(a) - Leases for related party lease transactions.

See Note 8(d) – Consulting Agreements for related party consulting agreements.

Note 10. Equity Transactions

(a) Stock Option Plan and Warrants. During the three months ended March 31, 2009 there were no stock options or warrants authorized by the Board of Directors. During the nine months ended March 31, 2009, there were 1,000,000 stock options authorized by the Board of Directors and issued to Company employees, as well as, warrants to purchase 500,000 shares of common stock at $0.80 in connection with the amended Notes Payable agreement (See Note 6(b) Notes Payable). During the three and nine months ended March 31, 2008 the Company issued stock options of zero and 690,800 shares of common stock; respectively. There were no warrants issued in the three and nine month periods ended March 31, 2008. During the three and nine months ended March 31, 2009 and 2008, the Company has incurred stock compensation expense of $186 and $521, and $1,051 and $1,530; respectively. Included is stock compensation related to the Biotechnologies Segment, of $4 and stock compensation related to the Pharmaceutical Segment, of $11 for the nine months ended March 31, 2009, and $18 and $56 for the three and nine months ended March 31, 2008, respectively. During the first quarter of fiscal year 2009, certain key executives and a significant shareholder of the Company exercised stock options to purchase 2,095,852 shares of common stock of the Company; which provided cash proceeds to the Company of approximately $1,341.

(b) Restricted Stock Award. There were no restricted stock awards issued in the three and nine months ended March 31, 2009, respectively. There were zero and 735,000 restricted stock awards issued in the three and nine months ended March 31, 2008, respectively.

(c) Consulting Agreements. Effective July 1, 2008, the Company entered into two consulting agreements which resulted in issuing 350,000 shares of the Company’s common stock associated with these three year consulting agreements. As such, on the effective date, the Company recognized prepaid consulting expenses of $830 with a corresponding increase in common stock and additional paid in capital. In March 2009, 100,000 shares of the Company’s common stock associated with one of the consulting agreements were cancelled. See Note 8(c). During the three and nine months ended March 31, 2009, the Company has amortized $49 and $148, respectively, to selling and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The consulting expense will continue to be amortized into selling and administrative expenses over the three year terms of the remaining consulting agreement.

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

During July and August 2008, all 6,269 Series C Preferred Shares (inclusive of cumulative dividends of 269 shares of Series C Preferred Stock) were converted into 2,639,204 shares of the Company’s common stock. The conversion resulted in an increase to common stock of $5 and additional paid in capital of $6,264. Also during the nine months ended March 31, 2009, the Company incurred a deemed dividend from beneficial conversion feature

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND JUNE 30, 2008 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008

(in thousands, except share and per share amounts)

of the Series C Preferred Shares of $1,137 as a result of accelerating the accretion of the beneficial conversion feature and the discount, respectively.

Dividends of the Series C Preferred Shares were 10% per annum, payable on an annual basis, by the Company in shares of the Company's Series C Preferred Stock. Accordingly, the Company had accrued approximately $216 at June 30, 2008, and incurred $24 during the three months ended March 31, 2008 and $54 and $24 during the nine months ended March 31, 2009 and 2008, respectively, which were paid in Series C Preferred Shares and cash for the fractional shares during the period ended March 31, 2009. The redemption of the shares of Series C Preferred Stock accelerated a payment of a dividend on the Series C Preferred Stock Shares.

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

During the third quarter, the deferred tax asset as well as projected taxable income was reviewed for expected utilization using the “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. A full valuation allowance of $5,955 has been recorded for the nine month period ended March 31, 2009, against the Company’s deferred tax asset, as it was determined based upon past losses, the Company’s liquidity concerns and the current economic environment, that it was “more likely than not” that the Company’s deferred tax assets may not be realized. In future years, if the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded.

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

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, pending divestitures, future economic conditions, revenue, pricing, gross margin and costs, the tax rate, and pending legal proceedings. We are focusing on efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Our financial results are substantially dependent on net sales of our Nutraceutical product lines. Net sales is partly a function of the mix of branded proprietary Nutraceutical products, contract manufactured products, our Syzmo™ product and other Nutraceutical products sold, all of which are difficult to forecast. The varied sales price among our products and promotional support in the form of consumer coupons or other sales price allowances, along with the mix of products sold affects the average selling price that we will realize and has a large impact on our revenue and gross margins. Net sales is affected by: the timing of new product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to consumer tastes and needs; and the availability of sufficient raw materials and production lead-time from suppliers to meet demand. Factors that could cause demand to be different from our expectations include: customer acceptance of our products and our competitors products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings and introductions, facilities, personnel, and competitive resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three and nine months ended March 31, 2009. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Operations

Our results from operations in the following table, which have been reclassified as a result of our spin-off of our Biotechnologies segment during the first quarter of fiscal year 2009 and the sale of substantially all of our assets of our Pharmaceutical segment during the third quarter of fiscal year 2009, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the three months ended March 31,		For the nine months ended March 31,	
	2009	2008	2009	2008
Sales, net	100.0%	100.0%	100.0%	100.0%
Costs and expenses:				
Cost of sales	84.1%	93.7%	77.2%	82.8%
Selling and administrative	39.5%	45.6%	39.2%	38.0%
	123.6%	139.3%	116.4%	120.8%
Loss from operations	(23.6%)	(39.3%)	(16.4%)	(20.8%)
Other (expense) income:				
Interest expense	(6.7%)	(5.2%)	(5.7%)	(3.5%)
Other income	0.5%	3.7%	0.4%	1.2%
Interest and investment income	0.1%	-	0.1%	0.1%
	(6.1%)	(1.5%)	(5.2%)	(2.2%)
Loss before income taxes (benefit)	(29.7%)	(40.8%)	(21.6%)	(23.0%)
Federal and state income taxes (benefit), net	(0.1%)	17.7%	19.2%	3.0%
Loss from continuing operations, net of taxes	(29.6%)	(58.5%)	(40.8%)	(26.0%)
Loss on discontinued operations, net and loss on Sale of Hausr	(13.3%)	(14.0%)	(10.3%)	(10.4%)
Net loss	(42.9%)	(72.5%)	(51.0%)	(36.4%)
Deemed dividend from beneficial conversion feature of Series C Preferred Stock	-	(0.7%)	(0.2%)	(0.2%)
Series C Preferred Stock dividend	-	(0.2%)	(3.9%)	(0.1%)
Net loss allocable to common shareholders	(42.9%)	(73.4%)	(55.1%)	(36.7%)

For the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008

Sales, net. Sales, net, for the nine months ended March 31, 2009 and 2008 were $29.0 million and $33.6 million, respectively, a decrease of $4.5 million or 13.5%. The decrease is comprised of the following:

For the nine months ended March 31, 2009, approximately 80% of total net sales were derived from three customers as compared to 66% of total net sales for the nine months ended March 31, 2008. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

The decrease is, in part, the result of a decrease in sales in our contract manufacturing products sales which decreased by approximately $3.7 million, primarily due to lower volume and selling prices to our major customer. Additionally, our branded proprietary Nutraceutical product line decreased by approximately $0.2 million in part due to increased promotional programs offering discounts to our customers which resulted in a lower selling price point on our products at our club stores as compared to the nine months ended March 31, 2008. The remaining Nutraceutical product lines had net sales decreases of approximately $0.6 million compared to the prior period. During the nine months ended March 31, 2009 we launched six to eight new products in test markets. A few of the products launched are receiving positive indicators; however, it is too early to project future impact.

Cost of sales. Cost of sales decreased by $5.4 million to $22.4 million for the nine months ended March 31, 2009 as compared to $27.8 million for the nine months ended March 31, 2008. Cost of sales decreased as a percentage of sales to 77.2% for the nine months ended March 31, 2009 as compared to 82.8% for the nine months ended March 31, 2008. This decrease in the costs of sales as a percentage of net sales is primarily a result of recognizing $1,500 in inventory valuation reserves in the period ended March 31, 2008 as compared to $542 in the nine months ended March 31, 2009 and due to lower net sales $3,716 in our contract manufacturing products which resulting in a slight profit margin loss. A majority of our manufacturing costs for our contract manufacturing business is fixed, which increases the cost of sales as a percentage of sales, as there are fewer sales to spread the fixed costs over. During the last three months of the period ended March 31, 2009, we reduced our work force and made other cost reductions in our contract manufacturing business to reduce some of our fixed overhead while our sales were lower than our prior period.

Selling and Administrative Expenses.Selling and administrative expenses for our remaining Nutraceutical Segment were $11.4 million for the nine months ended March 31, 2009, a decrease of $1.3 million or 10.8% as compared with $12.8 million for the nine months ended March 31, 2008. As a percentage of sales, net, selling and administrative expenses were 39.2% for the nine months ended March 31, 2009 and 38.0% for the prior comparable period.

The decrease in selling and administrative expenses of $1.1 million is mainly due to decreases in commissions, tradeshows, stock compensation expenses, salaries and employee benefits, amortization expense and consulting fees, off-set by increases in advertising costs, such as in store demos, and bad debt expense as a result of the current downtown in the economy.

Other expense, net. Other expense, net increased approximately $0.8 million for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. This is primarily due to an increase in interest expense due to the increased average total of outstanding obligations and higher interest rates on the outstanding obligations for the period ending March 31, 2009 resulting in an increase in interest expense of $0.5 million compared to March 31, 2008 and secondarily attributable to the recognition of a gain on the extinquishment of debt of $0.3 million in the 2008 period with no comparable gain in the 2009 period.

Federal and state income tax, net. For the nine months ended March 31, 2009, we had a net tax expense of $6.0 million as compared to a net tax benefit of $0.8 million for the nine months ended March 31, 2008. The tax expense increased $6.8 million as a result of fully reserving our deferred tax asset as it was determined based upon past losses, the Company’s liquidity concerns and the current economic environment, that it was “more likely than not” that the Company’s deferred tax assets would not be realized.

Loss from discontinued operations. On August 18, 2008, we completed our distribution of our Biotechnologies segment. The net loss from our Biotechnologies Segment, included in our results for the period ended March 31, 2009, was $0.1 million as compared to $0.5 million for the period ended March 31, 2008. This decrease of approximately $0.4 million is primarily the result of nine months of revenues and expenses in the period ended March 31, 2008 versus revenues and expenses of approximately one and a half months during the period ended March 31, 2009.

On March 17, 2009, the Company entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of its wholly owned subsidiary Hauser to Cedarburg Pharmaceuticals, Inc. (“Cedarburg”). On January 31, 2009, the Company sold substantial all the assets of Paxis to Hauser net of its outstanding payables to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company. The net loss from the Pharmaceuticals Segment, included in our results for the nine months ended March 31, 2009, was $2,876 million as compared to $2,517 for the nine month period ended March 31, 2008. The increase of $359 from the 2008 period to the comparable to 2009 period is primarily the recognition of a loss on the sale of $1,676 in the period ended March 31, 2009, offset by a decrease of the loss from operations of $671 from 2008 to 2009 due to the sale of the Segment in the eighth month of the 2009 period.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the nine months ended March 31, 2009 was $16.0 million as compared to $12.3 million for the nine months ended March 31, 2008. This increase of approximately $3.7 million is primarily the result of fully reserving our deferred tax asset of $6.0 million as it was determined based upon past losses, the Company’s liquidity concerns and the current economic environment, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. This resulted in a net increase in our taxes of $4.6 million. In addition to the increase in our tax expense for the current year our other expense increased by approximately $0.8 million, which is mainly attributable to increased interest expenses in the current fiscal year. This was partially offset by an increase in gross profit of $0.8 million and a decrease in selling and administrative expenses of $1.4 million. The Series C preferred stock dividend of $0.1 million and $1.1 million related to the deemed dividend from the beneficial conversion feature of the Series C preferred stock dividend was a result of the Series C preferred stockholders converting their respective Series C shares into shares of our common stock. This results in permanent equity for us, as the Series C preferred stock replaced $6.0 million of current and long-term obligations.

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Sales, net. Sales, net, for the three months ended March 31, 2009 and 2008 were $8.3 million and $10.0 million, respectively, a decrease of $1.7 million or 16.7%. The decrease is comprised of the following:

For the three months ended March 31, 2009, approximately 88% of total net sales were derived from three customers as compared to 79% of total net sales for the three months ended March 31, 2008. The loss of any of these customers would have an adverse affect on our operations. We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

The decrease in our net sales is the result, in part, of a decrease in our contract manufacturing products sales of approximately $2.2 million, primarily due to lower volume and selling prices to our major customer which is offset, in part, from an increase in sales from our branded proprietary Nutraceutical product line of approximately $1.3 million in part due to the introduction of new products, which is in turn offset in part by increased promotional programs offering discounts in the three month period ended March 31, 2009, to our customers which resulted in a lower selling price point on our products at our club stores as compared to the three months ended March 31, 2008. The remaining Nutraceutical product lines had net sales decreases of approximately $0.8 million compared to the prior period. Fifty percent of the decrease in our other Nutraceutical product lines was the result of decreased sales for of approximately $0.5 million in our organic energy drink due to our limited resources allocated to promote this product. During the second and third quarters we started seeing some organic growth from a few of the new products we launched during the first quarter, which continued into this quarter; however it is are too early to project future impact.

Cost of sales. The Nutraceutical segment cost of sales decreased by $2.4 million to $7.0 million for the three months ended March 31, 2009 as compared to $9.4 million for the three months ended March 31, 2008. Cost of sales decreased as a percentage of Nutraceutical sales to 84.1% for the three months ended March 31, 2009 as compared to 93.7% for the three months ended March 31, 2008. This decrease in costs of sales as a percentage of net sales is mainly as a result of a one-time inventory write-down in the three months ended March 31, 2008, which resulted in an increase to cost of sales of $1.4 million, offset by the lack of sales in our contract manufacturing business. A majority of our manufacturing costs for our contract manufacturing business is fixed, which increases the cost of sales as a percentage of sales when there are fewer sales to spread the fixed costs over. In the quarter ended March 31, 2009, our cost of sales in our contract manufacturing business exceeded our sales by 6.8%.

Selling and Administrative Expenses.Selling and administrative expenses for our remaining Nutraceutical Segment were $3.3 million for the three months ended March 31, 2009, a decrease of $1.3 million or 27.8% as compared with $4.6 million for the three months ended March 31, 2008. As a percentage of sales, net, selling and administrative expenses were 39.5% for the three months ended March 31, 2009 and 45.6% for the prior comparable period.

This decrease of $1.3 million is mainly attributable to decreased non-cash stock compensation expense of approximately $0.3 million as a result of the forfeiture of approximately 45% of the stock options and restricted stock awards granted and certain stock options and restricted stock awards which were granted in the prior year with accelerated vesting features. An additional decrease to our selling and administrative expenses is primarily a result of a reduction in operating expenses of $0.8 million in our organic beverage business due to combining the operations with another location.

Other expense, net. Other expense, net increased approximately $0.3 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This is primarily attributable to the recognition of a gain on the extinquishment of debt of $0.3 million in the 2008 period with no comparable gain in the 2009 period.

Federal and state income tax, net. For the three months ended March 31, 2009, we had a small amount of state tax expense as compared to a tax expense of $1.8 million for the three months ended March 31, 2008. The tax expense decreased $1.8 million as a result of fully reserving our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets could not be realized.

Loss from discontinued operations. On August 18, 2008, we completed our distribution of our Biotechnologies segment. The net loss from our Biotechnologies Segment, included in our results for the three months ended March 31, 2008, was $0.2 million. The Biotechnologies Segment was not included in the results for the three months ended March 31, 2009.

On March 17, 2009, the Company entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of its wholly owned subsidiary Hauser to Cedarburg Pharmaceuticals, Inc. (“Cedarburg”). On January 31, 2009, the Company sold substantial all the assets of Paxis to Hauser net of its outstanding payables to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company. The net loss of the Pharmaceuticals Segment, included in our results for the three months ended March 31, 2009, was $1.1 million as compared to a loss of $1.0 million for the three month period ended March 31, 2008. The gain in the three month period ended March 31, 2009 includes the net loss on the sale of Hauser of proceeds $0.6 million and a decrease in the operating losses of approximately $0.5 million.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the three months ended March 31, 2009 was $3.6 million, as compared to $7.3 million for the three months ended March 31, 2008. This decrease of approximately $3.8 million is primarily the result of a $1.8 million decrease in federal and state income taxes, a decrease in selling and administrative costs of $1.3 million and an increase in the gross profit margin of $0.7 million.

Seasonality. The Nutraceutical business segment tends to be seasonal. The Company has found that in its first fiscal quarter ending in September, orders for its branded proprietary Nutraceutical products slow (absent the addition of new customers with a significant first time order), as buyers may have purchased sufficient inventory to carry them through the summer months. Conversely, in the Company’s second fiscal quarter, ending in December, orders for its products increase as the demand for the Company’s branded Nutraceutical products seems to increase in late December to early January as consumers become health conscious as they enter the new year.

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

At March 31, 2009, the Company’s working capital deficit was approximately $2.0 million, a decrease of $9.3 million from working capital at June 30, 2008 of $7.3 million. The decrease in our working capital is primarily a result of the Notes Payable coming due within the next twelve months ($7.2 million) and recording a full valuation allowance against our deferred tax assets in the second quarter of fiscal year 2009 ($1.2 million) as a result of past losses, the Company’s liquidity concerns and the current economic environment. Cash and cash equivalents were $0.8 million at March 31, 2009 and June 30, 2008.

Net cash used by operating activities of $1.7 million for the nine months ended March 31, 2009 included a net loss of $14.8 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was $8.6 million. Additional cash provided by continuing operations of approximately $1.0 million was the result of a decrease in accounts receivable of $0.8 million, inventory of $0.3 million and an increase in accounts payable, accrued expenses and other liabilities of $0.7 million, these increases to cash were partially offset by a an increase to other current assets of $0.4 million and other assets of $0.2 million. Cash used of approximately $0.1 million were for operating activities from our discontinued operations.

Net cash used in operating activities of $3.9 million for the nine months ended March 31, 2008 included a net loss of $12.2 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was $7.7 million. Cash provided by continuing operations for working capital components of approximately $1.5 million was the result of an increase in inventory of $2.0 million and other current and non-current assets of $0.3, and an increase of accounts payable of approximately $1.0 million, offset by reductions of cash from a decrease in accounts receivable of $0.3 million and decreases in accrued expenses and other liabilities of $1.4 million and income taxes payable of $0.1 million. Cash used of approximately $1.1 million were for operating activities of our discontinued operations.

We used cash in continuing operations of less than $0.1 million and $0.2 million of cash in investing activities for the nine months ended March 31, 2009 and 2008, respectively. The use of cash was to purchase property and equipment and intangible assets of less than $0.1 million and $0.2 million, for the nine months ended March 31, 2009 and 2008, respectively. An insignificant amount of cash of $0.3 million was used during each period ended March 31, 2009 and 2008, respectively for investing activities related to our discontinued operations.

Cash provided by financing activities was $1.3 million for the three months ended March 31, 2009. Cash provided during the nine months ended March 31, 2009 was the result of proceeds of $1.3 million from employees exercising stock options during the period.

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

Management believes consolidated net sales for the fiscal year 2009 will be between $35.0 million and $40.0 million, and we believe this will be sufficient to fund our operations. Our expected return to profitability in the latter months of fiscal year 2009, which cannot be assured (although it still expects to report a loss for fiscal year 2009), would provide a portion of the cash needed over the ensuing twelve-month period to reduce our expenditures and meet capital expenditure needs and daily operational needs. Even with the expected return to profitability, our current cash flows will not be able to repay the Notes Payable without refinancing, or obtaining additional debt or capital from other sources. There can be no assurance that we will be successful in these efforts, which raises substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our total annual commitments at March 31, 2009 for long term non-cancelable leases of approximately $2.7 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2009 and 2008 were less than $0.1 million and approximately $0.1 million, respectively. The Company has budgeted approximately $0.2 million for capital expenditures for fiscal 2009. The total amount is expected to be funded from cash provided from its operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three and nine months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 16, 2008, the State of Texas filed a petition for injunctive relief and civil penalties in the 101st Judicial District, Dallas, Texas,  against Agrolabs Inc., the Company, Kurt Cahill and Gerald Kay alleging, in part, that Agrolabs sells and distributed juices and dietary supplements marketed with disease claims and nutritional claims which are in violation of state and federal food laws.  The State of Texas is seeking that a permanent injunction be issued, restraining the defendants from, among other things, disseminating false or misleading advertising on product labels as well as civil penalties and attorneys fees and costs.  The Company is assessing the merits of these claims and at the present time is unable to determine the impact if any such claims will have on the Company and its operations.

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

INTEGRATED BIOPHARMA, INC.

Date:     May 20, 2009     By: /s/ E. Gerald Kay

                                      E. Gerald Kay,

                                      President and Chief Executive Officer

Date:     May 20, 2009     By: /s/ Dina L. Masi

                                      Dina L. Masi,

                                                           Chief Financial Officer & Senior Vice President