Form 10-Q/A
period 2009-03-31
INTEGRATED BIOPHARMA INC
filed 2009-05-21
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q/A

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

This amendment corrects the placements of the Statement of Cash Flows and inserting certain figures that were unintentionally omitted from the original filing.

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

Net cash used by operating activities of $2.2 million for the nine months ended March 31, 2009 included a net loss of $14.8 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was $3.6 million. Additional cash provided by continuing operations of approximately $1.8 million was the result of a decrease in accounts receivable of $0.8 million, other current assets of $0.3 million and inventory of $0.1 million and a net increase in accounts payable, accrued expenses and other liabilities of $0.7 million, these increases to cash were partially offset by a decrease in income taxes payable of $0.1 million. Cash used of approximately $0.4 million were for operating activities from our discontinued operations.

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