Form 10-Q
period 2009-11-19
INTEGRATED BIOPHARMA INC
filed 2009-11-19
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Yes ☑	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☑

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 16, 2009
Common Stock, $0.002 par value	20,249,442 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three Months Ended September 30, 2009

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2009 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008
Cash flows provided by (used in) operating activities:		
Net loss	$ (937)	$ (3,155)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities:		
Loss from discontinued operations	-	1,145
Depreciation and amortization	110	150
Accretion of financing instruments	490	326
Change in fair value of deritative liabilities	255	-
Deferred income taxes	-	9
Allowance for doubtful accounts	(57)	19
Compensation expense for consulting services	49	69
Compensation expense for employee stock options	281	463
Changes in assets and liabilities:		
Net increase in working capital assets and liabilities (Note 1)	1,218	469
Net cash provided from (used in) operating activities - continuing operations	1,409	(505)
Net cash provided from (used in) operating activities - discontinued operations	42	(508)
Net cash provided from (used in) operating activities	1,451	(1,013)
Cash flows used in investing activities:		
Purchase of property and equipment, net disposals	(34)	(41)
Net cash used in investing activities - continuing operations	(34)	(41)
Net cash used in investing activities - discontinued operations	-	(57)
Net cash used in investing activities	(34)	(98)

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements for the interim periods are unaudited and include the accounts of the Company. The interim condensed financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“10-K”), as filed with the SEC. The June 30, 2009 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ending June 30, 2010 or for any other period.

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. As of September 22, 2009, the Company’s common stock trades on the OTC Bulletin Board under the symbol INBP.OB.  From February 27, 2009 through September 22, 2009, the Company’s common stock traded on the Pink Sheets under the symbol INBP.PK.  Immediately prior to February 27, 2009, the Company’s common stock traded on the NASDAQ Global Market under the symbol “INBP.”  The Company continues to do business with certain of its customers and vendors as Chem International, Inc.

The Company, subsequent to the spin-off of its Biotechnologies segment and the sale of the Pharmaceutical segment, as discussed in Note 3. – Discontinued Operations, has one remaining reportable segment for its operation, the Nutraceutical segment.

The Nutraceutical segment, our one remaining business operation, includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; AgroLabs, Inc. (“AgroLabs”), which oversees the manufacture of and distributes for sales through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, 1st Choice Multi-Vitamin, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market, these are referred to as our branded proprietary Nutraceutical business and/or products; and The Vitamin Factory, which sells private label Manhattan Drug products, as well as our AgroLabs products, through mail order catalogs and the Internet.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

These condensed consolidated financial statements, reflect the spin-off of iBio, Inc. (iBio”), the sale of InB: Hauser Pharmaceuticals, Inc. (“Hauser”), the discontinued operations of The Organic Beverage Company (“TOBC”), and related transactions (see Note 3. – Discontinued Operations).

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

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•	sales returns and allowances;
•	trade marketing and merchandising;
•	allowance for doubtful accounts;
•	inventory valuation;
•	valuation and recoverability of long-lived and intangible assets, including the values assigned to acquired intangible assets;
•	income taxes and valuation allowance on deferred income taxes; and,
•	accruals for, and the probability of, the outcome of current litigation.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
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

Investment in iBio, Inc. The Company accounts for its investment in iBio on the cost basis as it retained approximately 6% of its interest in iBio at the time of the spin-off of this subsidiary (see Note 3. Discontinued Operations).  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.

Revenue Recognition. For product sales, the Company recognizes revenue when the product’s title and risk of loss transfers to the customer. The Company believes this revenue recognition practice is appropriate because the Company’s sales policies meet the four criteria of Staff Accounting Bulletin 104 which are: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Supplemental Statement of Cash Flows

Three months ended September 30,	
	2009	2008
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	$ 1,241	$ 1,121
Inventories	340	146
Other current assets	(15)	(21)
Security deposits and other assets	49	-
(Decrease) increase in:		
Accounts payable	(635)	(697)
Income taxes payable	-	(80)
Accrued expenses and other current liabilities	238	-
Decrease (increase) in working capital assets and liabilities	$ 1,218	$ 469
Supplemental disclosures of cash flow information:		
Cash paid during the periods for:		
Interest - Continuing Operations	$ 180	$ 255
Interest - Discontinued Operations	$ -	$ -
Income taxes - Continuing Operations	$ 5	$ 100
Income taxes - Discontinued Operations	$ -	$ -
Supplemental disclosures of non-cash transactions:		
Deemed dividend from beneficial conversion feature of Series C Preferred Stock	$ -	$ 1,137
Accrued annual dividend payable on Series C Preferred Stock	$ -	$ 54
Common Stock Issued - Interest expense on Convertible Note Payable	$ 18	$ 77
Common Stock Issuable - Interest expense on Notes Payable	$ -	$ 34
Discount and accretion on Notes Payable	$ -	$ 124
Accretion on amended Notes Payable	$ 193	$ -
Interest expense on embedded derivative feature of Warrants	$ 43	$ -
Discount and beneficial conversion feature on Convertible Note Payable	$ 8	$ 65
Interest expense on embedded derivative feature of Convertible Note Payable	$ 221	$ -

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Earnings Per Share. Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to anti-dilution limitations using the treasury stock method.

During the three months ended September 30, 2009 and 2008, total options and warrants of 3,061,785 and 3,066,650, respectively, to purchase shares of common stock, were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods. For the three month periods ended September 30, 2009 and 2008, options and warrants to purchase 25,000 and 165,000 shares of common stock with exercise prices below the market price, respectively, were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.

For the three month periods ended September 30, 2009 and 2008, common share equivalents of 2,250,000 and 1,779,755, respectively, related to the Convertible Note Payable were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

Recent Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (FASB) issued its final "Statement of Financial Accounting Standards" (SFAS) No. 168 – "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC promulgated under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

In October 2009, an update was issued to “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the company’s consolidated financial position and results of operations when it becomes effective in 2011.

Other Accounting Standards Updates not effective until after September 30, 2009, are not expected to have a significant effect on the company’s consolidated financial position or results of operations.

Effective July 1, 2009, the Company adopted, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion”, which requires separate accounting for the debt and equity components of convertible debt issuances. The requirements for separate accounting is applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments, negatively affecting both net income and earnings per share for issuers of the instruments. The adoption did not impact the Company’s results of operations, financial condition or liquidity in the three month period ended September 30, 2009, as the Company does not have the option to settle its outstanding Convertible Note Payable for cash upon a conversion notice from the holder (See Note 7. (a) – CD Financial, LLC).

Effective July 1, 2009, the Company adopted, "Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."  The adoption of this policy, as of July 1, 2009, resulted in a decrease to the Company’s accumulated deficit of $2,237, a decrease in additional paid in capital of $883 (total increase in equity of $1,354), with a corresponding decrease in liabilities of $1,354.  The impact on our consolidated results of operations for the three months ended September 30, 2009, was an increase to interest expense of $165 and an increase to the change in derivative financial instruments of $255, resulting in an increase in the Company’s net loss of $420.  There was no impact on the Company’s liquidity as a result of adopting the accounting for derivative financial instruments indexed to and potentially settled in the Company’s own stock.

Note 2. Liquidity. The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows for the three consecutive fiscal years ended in June 30, 2009, including a net loss attributable to common stockholders of $19,367 and negative operating cash flows of $2,752 for the year ended June 30, 2009. For the three months ended September 30, 2009, the Company had net operating income of $26 and a net loss of $937.  At September 30, 2009, the Company had cash and cash equivalents of $1,987, a working capital deficit of $3,277, primarily attributable to the discounted amended Notes Payable (See Note 7. (b)) in the amount of $7,689, with a stated principal  amount of $7,805, and which are due on the earlier of the date stated in an Acceleration Notice (which  must be at least two (2) business days following the date on which the notice is delivered), if any, or November 15, 2009, and an accumulated deficit of $45,303.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

As of the date of this filing, November 19, 2009, the Company has not received an Acceleration Notice, nor has it finalized any extensions or refinancing of the discounted amended Notes Payable with the stated maturity of November 15, 2009.  The Company has historically raised capital in private placements, but continues to sustain losses and has only recently had positive cash flows from its operations.  These factors may hinder the Company’s efforts in raising new capital or refinancing its matured debt. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect the Company’s business and financial performance. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Assuming the Company is able to raise additional capital and/or refinance at least $7,800 of the discounted Notes Payable, and it is not adversely affected by the current economic conditions, the Company believes that its available capital as of September 30, 2009 will enable it to continue as a going concern through the second quarter of the fiscal year ending June 30, 2011. There can be no assurance that the Company will be able to raise additional capital or successfully refinance its discounted amended Notes Payable of at least $7,800, upon acceptable terms, nor that the current economic conditions will not negatively impact it. If the Company is unable to raise additional capital or successfully refinance its discounted amended Notes Payable of at least $7,800 upon acceptable terms, it would have a material adverse effect on the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Note 3. Discontinued Operations

In the fiscal year ended June 30, 2009, the Company classified the spin-off of iBio in August 2008, the sale of Hauser in March 2009 and the discontinued operations of TOBC in June 2009 as discontinued operations for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported for all periods presented. The remaining net assets of TOBC are classified as assets and liabilities related to discontinued operations in the Company’s condensed consolidated balance sheet as of September 30, 2009 and June 30, 2009.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

The net assets from discontinued operations were comprised of the following:

(a)
Spin-off of iBio – In August 2008, the Company completed the spin-off of iBio. As a result, the Company recognized an after-tax loss of $105 during the first quarter of the fiscal year ended June 30, 2009. iBio revenues from discontinued operations were $169 for the three months ended September 30, 2008.  The Company’s loss from the discontinued operations of iBio, net of taxes, was $105 for the three months ended September 30, 2008.

(b)
Sale of Hauser – In March 2009, the Company entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of its wholly owned subsidiary Hauser to Cedarburg Pharmaceuticals, Inc. (“Cedarburg”). Prior to the sale of Hauser, the Company sold substantially all the assets of INB: Paxis Pharmaceuticals, Inc. (“Paxis”) and transferred outstanding payables owed by Paxis (the “Net Assets of Paxis”) to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company.  The Net Assets of Paxis transferred under this transaction were owned by Hauser at the time of the sale of Hauser’s common stock to Cedarburg and are no longer assets and liabilities of the Company. The Company continues to own certain assets of Paxis through its ownership of common stock of Paxis. The purchase price received by the Company in connection with the sale of Hauser consisted of $1,160 in cash and a promissory note in favor of the Company in the principal amount of $340. The promissory note matures on March 17, 2010 and bears interest at a rate of 12% per annum, payable quarterly. On April 7, 2009, this promissory note was sold to CD Financial, LLC, a related party and the holder of the Company’s Convertible Note Payable (see Note 7(a)), for the full principal amount of $340 and accrued interest of $2.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

As a result of the sale of Hauser, the Company recognized a loss of $629 during the fiscal year ended June 30, 2009. The Hauser revenues from discontinued operations were $1,140 for the three months ended September 30, 2008. The Company’s net loss from the Hauser discontinued operations, net of taxes was $787 for the three months ended September 30, 2008.

(c)
Discontinued operations of TOBC – During the three months ended September 30, 2008, the Company curtailed its operations of TOBC and combined the sales efforts for the Syzmo™ product line with the AgroLabs products.  In June 2009, the Company determined that the Syzmo™ product line was to be discontinued as the Company does not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.

Revenues from TOBC’s discontinued operations were $156 for the three months ended September 30, 2008. The Company’s net loss from TOBC’s discontinued operations was $253 for the three months ended September 30, 2008.

The Company’s revenue and loss from discontinued operations, net of taxes, from these events was $1,465 and $1,145 for the three months ended September 30, 2008, respectively, as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Note 4. Intangible Assets, net

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

Intangible assets consist of trade names, license fees, and unpatented technology. The carrying amount of other intangible assets, net is as follows as of:

Amortization expense from continuing operations recorded on the intangible assets for each of the three months ended September 30, 2009 and 2008 was $35. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Included in the Company’s loss from discontinued operations is amortization expense of none and $58 related to discontinued operations of intangible assets for the three months ended September 30, 2009 and 2008, respectively.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

Note 6. Property and Equipment, net

Property and equipment, net consists of the following as of:

Depreciation and amortization expense was $75 and $116 for the three months ended September 30, 2009 and 2008, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Note 7. Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock

On February 21, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds, in the aggregate, of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 per share (see Note 11(d) Series C Redeemable Convertible Preferred Stock), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also has recorded $218 of deferred financing costs associated with the SPAs and $130 of such deferred financing costs were netted against the gross proceeds received. These costs were allocated to each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction to which the costs were allocated. As of September 30 and June 30, 2009, the Company had $34 and $41 of deferred financing costs remaining, respectively, of which is to be amortized to interest expense over two to eighteen months. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of the Company’s assets. Concurrently with entry into the SPAs, the Company terminated its outstanding credit facilities with Amalgamated Bank in the amount of $16,333 with the repayment of $16,006.

(a) CD Financial, LLC (“CD Financial”), a related party, provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, and $4,500 in principal amount of Convertible Note Payable. The Company allocated the proceeds and the discount based on the relative fair value of the Convertible Note Payable and the Series C Preferred Stock. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock. The Company recorded a beneficial conversion feature of $715 on the Convertible Note Payable that was being accreted over the three-year period until maturity or the redemption of the Convertible Note Payable. The Company also recorded a beneficial conversion feature on the Series C Preferred Stock of $608 which was accreted over the five-year maturity period until the redemption of the Series C Preferred Stock in August 2008. As of September 30 and June 30, 2009, the unpaid discount on the Series C Preferred Stock and Convertible Note Payable in the amount of $163 is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet. The beneficial conversion features were accreted using the effective interest rate method until July 1, 2009 when the Company adopted the "Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

As of July 1, 2009, the Company recorded an accumulated adjustment to account for the embedded derivative liability of the conversion feature of the Convertible Note Payable, resulting in a decrease to additional paid in capital of $715, a decrease in accumulated deficit of $2,097, a decrease in the carry value of the Convertible Note Payable of $1,426 and the recognition of a derivative liability of $44.  As of September 30, 2009, the related derivative liability to the Convertible Note Payable increased to $229 and is included in accrued expenses and other current liabilities in the accompanying condensed balance sheets.  The embedded derivative liability created in connection with the Convertible Note Payable was valued at a fair value using the Black-Scholes option pricing model as of the issuance date and subsequently as of July 1, 2009 and September 30, 2009. The Company used the following assumptions to calculate the fair value of the derivative liability:

The Convertible Note Payable bears interest at an annual rate of 9.5% and matures on or before February 21, 2011. It may be converted, at any time and at the holder’s option, into shares of our common stock based on a conversion price as set out in the Convertible Note Payable. The conversion price is a formula that bases the conversion price on the greater of (i) 90% of the average Volume Weighted Average Price (the "VWAP") market price of our common stock for 20 trading days immediately preceding the conversion date and (ii) $2.00, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event and upon certain issuances below the conversion price. We have the option to prepay the Convertible Note Payable.

Included in Other Expense, net in the accompanying Condensed Consolidated Statement of Operations, is $8 and $221 related to the accretion of the discount and accretion of the embedded derivative liability related to the Convertible Note Payable, respectively, for the three months ended September 30, 2009 and $8 and $56 related to the accretion of the discount and accretion of the beneficial conversion feature on the Convertible Note Payable, respectively, for the three months ended September 30, 2008.  As of September 30, 2009, the Company had interest in arrears of $182 on the Convertible Note Payable.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  In September 2009, the Company made an interest payment of $37, representing the payment of one month’s interest arrearage.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Also, in accordance with the Convertible Note Payable, the Company will issue and deliver to CD Financial, for no additional consideration, 50,000 shares of common stock, on a quarterly basis in arrears, commencing with the three-month anniversary of the issuance date, until the Convertible Note Payable has been repaid in full, after which the Company's obligations to issue shares of common stock will no longer be applicable.

(b) Imperium, provided gross proceeds of $9,837, including a discount of $163, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, $7,000 in principal amount of 8.0% Notes Payable and 200,000 shares of the Company’s common stock. The Notes Payable originally matured on February 21, 2009. The Company allocated the proceeds and the discount based on the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock. The Company amortized, to interest expense, the discount applied to the Notes Payable over the term of the notes and charged to Additional Paid in Capital the discounts applied to the Series C Preferred Stock and the common stock. The Company recorded a beneficial conversion feature on the Series C Preferred Stock of $608. The beneficial conversion feature was accreted over the five-year maturity period until the redemption of the Series C Preferred Stock in August 2008. The beneficial conversion features were accreted using the effective interest rate method. For the three months ended September 30, 2009 and 2008, included in Other Expense, net in the accompanying Condensed Consolidated Statement of Operations, is none and $124, respectively, related to the accretion of the discount on the Notes Payable.

On October 14, 2008, the Company and the Notes Payable holders amended their SPA to extend the maturity from February 21, 2009 to November 15, 2009 (See Note 2. Liquidity). In consideration for extending the maturity of the Notes Payable, the Notes Payable holders will forgo the 200,000 shares of common stock as additional interest and the Company  (i) granted a 11.5% premium on the principal, thus aggregating a principal balance due of $7,805 and certain other amounts payable under the Notes Payable, if any, (ii) certain new covenants are applicable to the Company effective October 14, 2008, (iii) the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term at an exercise price of $0.80 per share, and (iv) the registration of the resale of the shares of the Company’s Common Stock for which the warrants are exercisable. Since the October 14, 2008 amendment significantly modified the terms of the original Notes Payable, the Company accounted for the amendment as an extinguishment of the original Notes Payable and issuance of new Notes Payable in accordance with "Debtor’s Accounting for a Modification or Exchange of Debt Instruments." As a result of the extinguishment of the original Notes Payable, the Company accelerated the amortization of the then remaining discount of $178 and prepaid financing costs of $32 applied to the original Notes Payable to interest expense. Furthermore, the Company reversed the accrual of additional consideration of $208 related to the 200,000 shares of the Company’s common stock.

The amended Notes Payable in the amount of $7,000 bear an interest rate of 8.0% and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method, which resulted in additional interest expense for the three months ended September 30, 2009 of $193. As of July 1, 2009, the warrants issued were deemed to have a derivative liability resulting in an accumulated adjustment to account for the embedded derivative liability of the strike price resulting in a decrease to additional paid in capital of $169, a decrease in accumulated deficit of $140, a decrease in the carry value of the amended Notes Payable of $6 and the recognition of a derivative liability of $34.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

As of September 30, 2009, the related derivative liability to the amended Notes Payable increased to $104 and is included in accrued expenses and other current liabilities in the accompanying condensed balance sheets.  The embedded derivative liability created in connection with the Convertible Note Payable was valued at a fair value using the Black-Scholes option pricing model as of the issuance date and subsequently as of July 1, 2009 and September 30, 2009.

The Company used the following assumptions to calculate the fair value of the derivative liability:

The discount to the amended Notes Payable for the warrants which is being accreted using the effective interest method resulted in interest expense for the three months ended September 30, 2009 of $43. The Company also recorded an additional $10 of deferred financing costs as a result of the issuance of the amended Notes Payable.

The amended SPA and Notes Payable agreements require the Company to register for resale the shares of common stock for which the warrants are exercisable prior to 90 days after the closing date of October 14, 2008. The failure to register the warrants results in a default payment of the greater of $8 or 2.0% of the market price as of the date on which the registration default occurred multiplied by the number of unregistered warrants. As of the date of the filing, the Company has not registered the securities. The Company will incur a de-minimis penalty amount when it completes the registration of the warrants. The Company is amortizing to interest expense the deferred financing costs using the effective interest method. The amount amortized to interest expense relating to the amended Notes Payable for the three months ended September 30, 2009 was $2.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

The following table presents the stated value/principal of each of the securities issued in connection with the debt outstanding as of September 30, 2009:

The Company accreted $54 and $1,137, in the three months ended September 30, 2008, for the Series C Preferred Stock dividend and for the acceleration of the deemed dividend from the beneficial conversion feature of the Series C Preferred Stock, respectively (See Note 11(d) Series C Redeemable Convertible Preferred Stock).  Such amounts are included in the accompanying Condensed Consolidated Statement of Operations.

The weighted average interest rate paid was 8.59% in each of the three months ended September 30, 2009 and 2008.  As of September 30, 2009 and June 30, 2009, the Company had accrued and unpaid interest of approximately $264 and $192, respectively, for the Notes Payable and Convertible Note Payable.  (See Note 7(a) above).

As of September 30, 2009, the Company is in technical default of the financial covenants of the amended Notes Payable relating to the Company’s tangible net worth requirements and minimum net capital requirements. The Company continues to work with the note holders to obtain a formal waiver for the default of the covenants, however at this time the Company has not obtained such waiver and the note holders have not exercised their rights, with respect to the amended Notes Payable, based on the Company’s technical default.  Upon the occurrence of an event of default, the note holders have the right, to give the Company an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Note 8. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250 through December 31, 2013. The FDIC is temporarily insuring deposits up to $250 at financial institutions through December 31, 2013. Additionally, JP Morgan Chase, the Company’s main financial institution, is participating in the FDIC’s Transaction Account Guarantee Program, whereby all non-interest bearing checking accounts (including accounts with interest rates less than 0.50%) are fully guaranteed by the FDIC for the entire amount through December 31, 2009. As of September 30, 2009, all the Company’s cash on deposit with JP Morgan Chase (and other financial institutions) was insured pursuant to this FDIC program.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances was $241 and $298 at September 30, 2009 and June 30, 2009, respectively.

(c) Major Customers. For the three months ended September 30, 2009, approximately 76.2% of revenues were derived from two customers and for the three month ended September 30, 2008 approximately 78.8% of revenues were derived from three customers. Accounts receivable as of September 30, 2009 from these two customers represented approximately 40% of total accounts receivable. The loss of any of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Note 9. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Chairman of the Company’s Board of Directors, a director and majority shareholder and certain of his family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three months ended September 30, 2009 and 2008 on these leases were $228 and $210, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. At September 30, 2009 and June 30, 2009, the Company had an outstanding obligation of $522 and $443, respectively, included in accounts payable in the accompanying Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $292 and $265 for the three months ended September 30, 2009 and 2008, respectively. Rent expense is stated net of sublease income of approximately $9 for each of the three months ended September 30, 2009 and 2008.  This is included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The minimum rental commitment for long-term non-cancelable leases is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

 (b) Consulting Agreements.

Effective July 1, 2008, the Company entered into a consulting agreement with Jeffrey Leach (an employee of the Company as of the date of the agreement and its former President and Chief Executive Officer). Pursuant to the consulting agreement, Mr. Leach is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest. In connection with the consulting agreement, the Company issued 250,000 shares of the Company’s common stock to Mr. Leach.

(c) Legal Proceedings.

On June 16, 2008, the State of Texas filed an Original Petition for injunctive relief and civil penalties in the 101st Judicial District, Dallas, Texas, against AgroLabs Inc., the Company, Kurt Cahill and Gerald Kay (collectively the “Defendants”). The State alleges that the Defendants sold or distributed juices and dietary supplements marketed with inappropriate disease and nutritional claims. Agrolabs has appeared in the lawsuit and filed an answer denying all claims.  Additionally, AgroLabs has filed a counterclaim against the State for declaratory relief, in which AgroLabs seeks a declaratory judgment from the Court that the State’s causes of action are preempted under federal law because the product benefit claims at issue are fully compliant with applicable federal law.  The Company and Mr. Kay have filed motions to dismiss the lawsuit for lack of personal jurisdiction.  On November 12, 2009, the State of Texas agreed to dismiss the Company and Mr. Kay from the lawsuit.  The parties are currently engaged in discussions to resolve the remaining claims.  AgroLabs, the Company and Mr. Kay vigorously contest the allegations set forth in the Petition.  The Company is unable to make a determination as to the likelihood of an unfavorable outcome or to estimate the amount or range or possible loss or gain and the impact, if any, of such claims will have on the Company and its operations.

On April 23, 2009, Braker Five & Eight Investors, L.P., (the “Landlord”) filed an Original Petition relief and damages pursuant to a Lease Agreement for the premises located in Austin, Texas in the 126th Judicial District, Travis County, Texas, against BevSpec, Inc., Bioscience Technologies, Inc. dba The Organic Beverage Company, and Integrated BioPharma, Inc., as Guarantor (collectively, the “Defendants”).  The Landlord has sued for sums due under the Lease under breach of contract and guaranty theories.  The Company believes it has several meritorious defenses which would relieve it of all liability to the Landlord and has filed an answer in which it generally denies liability to the Landlord and asserts several affirmative defenses.  The parties are presently engaged in the discovery process; no trial date has been set.  The Company is unable, at this time, to make a determination as to the likelihood of an unfavorable outcome or to estimate the amount or range or possible loss or gain and the impact, if any, this claim will have on the Company and its operations.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

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

Note 10. Related Party Transactions

The Company has a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Chairman of the Company’s Board of Directors, a director and majority shareholder. This agreement is on a month-to-month basis for $1 per month. The total consulting expense recorded per this agreement for each of the three months ended September 30, 2009 and 2008 was $3 in each period. The Company had another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis in the fiscal year ended June 30, 2004. The total consulting expense under this agreement was $15 for the three month period ended September 30, 2008 and is included in discontinued operations in the accompanying condensed consolidated statement of operations.  The agreement was terminated in August 2008.

Carl DeSantis, a director of the Company and a member of CD Financial (see Note 9(a)) and CD Financial have guaranteed certain liabilities of the Company.  On April 7, 2009, CD Financial entered into a Guaranty Agreement with Creative Flavors, Inc. (“CFC”), a major supplier of the Company, guaranteeing up to $500 of the Company’s outstanding obligation with CFC.  The guaranty is continuing and remains in effect until terminated by written notice to CFC.  As of September 30, 2009, the Company had an outstanding obligation to CFC in the amount of $442, which amount is included in accounts payable in the Company’s Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

On July 1, 2009, the Company entered into a credit and payment agreement (the “Payment Agreement”) with a major supplier, Triarco, Inc. (“Triarco”).  Under the terms of the Payment Agreement, the Company is obligated to pay its past due balance in eight equal installments of $50 beginning August 1, 2009 and Mr. DeSantis agreed to separately guaranty (the “Personal Guaranty”) the Company’s obligations to Triarco. In exchange, Triarco agreed to extend additional credit of $400 (the “Additional Amount Outstanding”) on net thirty day terms beginning with trade payables dated June 24, 2009.  The Personal Guaranty is limited to the lesser of the aggregate amount owed to Triarco, or $800.  As of September 30, 2009, the Company owes Triarco $438, $184 under the Additional Amount Outstanding and $254 was past due, these amounts are included in accounts payable in the Company’s Condensed Consolidated Balance Sheet.

CD Financial and Mr. DeSantis did not receive any compensation from the Company in connection with these guarantees.

In August 2008, the Company ceased allocating corporate overhead to iBio and entered into a Transitional Services Agreement (the “TS Agreement”) with iBio.  The transitional services agreement permitted the Company to continue to provide certain corporate services to iBio in exchange for a management charge. The scope of these services was limited to legal, strategic financial planning, SEC reporting, and tax services by certain corporate employees of the Company. The TS Agreement provided for a per annum fee of $100.  In the three months ended September 30, 2009 and 2008, the Company billed iBio approximately $8 and $12, respectively under the TS Agreement.  The TS Agreement was terminated in August 2009.

See Note 5(a) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 9(a) - Leases for related party lease transactions.

Note 11. Equity Transactions

(a) Stock Option Plan and Warrants. There were no stock options or warrants issued in the three months ended September 30, 2009 and 2008. During the three months ended September 30, 2009 and 2008, the Company has incurred stock compensation expense of $281 and $463, respectively. Included in discontinued operations is stock compensation of $16 for the three months ended September 30, 2008. In the three month period ended September 30, 2008, certain key executives and a significant shareholder of the Company exercised stock options for shares of common stock of 2,095,852 which provided cash proceeds to the Company of approximately $1,341.

(b) Restricted Stock Award. There were no restricted stock awards issued in the three months ended September 30, 2009 and 2008, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

(c) Consulting Agreements. Effective July 1, 2008, the Company entered into two three-year consulting agreements which resulted in the issuance of 350,000 shares of the Company’s common stock.  On the effective date of these consulting agreements, the Company recognized prepaid consulting expenses of $830 with a corresponding increase in common stock and additional paid in capital. During the three months ended September 30, 2009 and 2008, the Company amortized $49 and $69, respectively, to selling and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The consulting expenses will continue to be amortized into selling and administrative expenses over the three year terms, of the consulting agreements.

Of the common stock issued in connection with the consulting agreements, 100,000 shares of common stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. These shares of common stock may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  In March 2009, these 100,000 shares were cancelled as the related consulting agreement was rescinded by both parties.

(d) Series C Preferred Stock.  On February 21, 2008, the Company raised $5,788 in net proceeds from the sale of 6,000 shares of the Company’s Series C Preferred Stock, par value $1,000 per share the Series C Preferred Stock, at a purchase price of $1,000 per share. Upon issuance of the Series C Preferred Stock, the Company recorded the beneficial conversion feature of $1,216 and such amounts were being accreted over the five year period until the mandatory redemption date of the Series C Preferred Stock, the fifth anniversary of closing.

During July and August 2008, all 6,269 Series C Preferred Stock (inclusive of cumulative dividends of 269 shares of Series C Preferred Stock) were converted into 2,639,204 shares of the Company’s common stock. The conversion resulted in an increase to common stock of $5 and additional paid in capital of $6,264. Also during the three months ended September 30, 2008, the Company incurred a deemed dividend from beneficial conversion feature of the Series C Preferred Stock of $1,137 as a result of accelerating the accretion of the beneficial conversion feature and the discount, respectively.

Dividends of the Series C Preferred Stock were 10% per annum, payable on an annual basis, by the Company in shares of the Company's Series C Preferred Stock. Accordingly, the Company had accrued approximately $216 at June 30, 2008, and incurred $54 during the three months ended September 30, 2008, which were paid in Series C Preferred Stock and cash for the fractional shares during the period ended September 30, 2008. The redemption of the shares of Series C Preferred Stock accelerated a payment of a dividend on the Series C Preferred Stock.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands, except share and per share amounts)
(Unaudited)

Note 12. Income Taxes

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

In the fiscal year ended June 30, 2009, the Company’s deferred tax asset as well as projected taxable income was reviewed for expected utilization using the “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. A full valuation allowance of $5,955 was recorded in the fiscal year ended June 30, 2009, against the Company’s deferred tax asset, as it was determined based upon past losses, the Company’s liquidity concerns and the current economic environment, that it was “more likely than not” that the Company’s deferred tax assets may not be realized. In future years, if the deferred tax assets are determined by management to be more likely than not to be realized, the recognized tax benefits relating to the reversal of the valuation allowance will be recorded.

Note 13. Subsequent Event.

As of November 19, 2009, the Company has not repaid its amended Notes Payable in the amount of $7,805, nor has it negotiated an extension or refinancing thereof.  The Company also has not received any demand of payment from the amended Notes Payable holders nor have they exercised their rights to foreclose on substantially all of the assets of the Company which were pledged as collateral for the Company's obligation under the amended Notes Payable.  The Company is in negotiations with the amended Notes Payable holders to modify the current terms of the amended Notes Payable, including, but not limited to, an extension of the due date (See Note 2. Liquidity).

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

Our financial results are substantially dependent on net sales of our Nutraceutical product lines.  Net sales is partly a function of the mix of branded proprietary Nutraceutical products, contract manufactured products and other Nutraceutical, all of which are difficult to forecast.  The varied sales pricing among our products and promotional support in the form of consumer coupons or other sales price allowances, along with the mix of products sold affects the average selling price that we will realize and has a large impact on our revenue and gross margins. Net sales is affected by the timing of new product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to consumer tastes and needs; and the availability of sufficient raw materials and production lead-time from suppliers to meet demand. Factors that could cause demand to be different from our expectations include customer acceptance of our products and our competitors products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings and introductions, facilities, personnel, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2009. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2009.

Results of Operations

Our results from operations in the following table, which for the three months ended September 30, 2008, have been reclassified as a result of discontinued operations, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

Sales, net. Sales, net, for the three months ended September 30, 2009 and 2008 were $11.0 million and $9.4 million, respectively, an increase of $1.7 million or 17.9%. The increase is comprised of the following:

For the three months ended September 30, 2009, approximately 76% of total net sales were derived from two customers as compared to 79% of total net sales from three customers for the three months ended September 30, 2008.  The loss of any of these customers would have an adverse affect on our operations.  We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

The increase in our net sales is the result, in part, of an increase in our contract manufacturing products sales of approximately $0.7 million, and from an increase in sales from our branded proprietary Nutraceutical product line of approximately $1.2 million in part due to the introduction of new products and expansion into the international markets (primarily Canada). The remaining Nutraceutical product lines had net sales decreases of approximately $0.2 million compared to the prior period.

Cost of sales.  Cost of sales increased by $0.9 million to $7.8 million for the three months ended September 30, 2009 as compared to $6.9 million for the three months ended September 30, 2008. Cost of sales decreased as a percentage of sales to 70.6% for the three months ended September 30, 2009 as compared to 73.7% for the three months ended September 30, 2008. The decrease in costs of sales as a percentage of net sales is primarily the result of increased sales in our contract manufacturing of 19.2% which covered more of the fixed manufacturing costs.  Our fixed manufacturing costs were substantially the same for the three months September 30, 2009 as compared to September 30, 2008.  We also experienced a decrease in the cost of freight of approximately $0.3 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, as a result of changing our products over from glass to plastic, decreasing the weight factor in our shipping costs.

Selling and Administrative Expenses.  Selling and administrative expenses were $3.2 million for the three months ended September 30, 2009, as compared to $3.9 million for the three months ended September 30, 2008, a decrease of $0.7 million or 17.6%. As a percentage of sales, net, selling and administrative expenses were 29.1% for the three months ended September 30, 2009 and 41.7% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.7 million is mainly due to decreases aggregating approximately $0.7 million in:

•	advertising and marketing ($0.4 million)
•	stock compensation expenses ($0.2 million), and
•	compensation and employee benefits ($0.1 million);

Our advertising and marketing costs decreased by approximately $0.4 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customers store locations.  Our management has temporally suspended demos as a form of advertising with this customer as it was determined that it was not producing a significant enough increase in the number of units being sold through to the consumer.  Our stock compensation expense decreased by $0.2 million primarily due to the significant decrease in the market value of our common stock from year to year at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements).  Lastly, our compensation and employee benefits decreased by $0.1 million from the three months ended September 30, 2009 from the three months ended September 30, 2008 due a reduction of work force, the suspension of the company match of employee’s retirement savings deferrals in the profit sharing plan and the decreased cost resulting from switching professional employment organizations (reduced administrative costs with outsourcing our human resources functions and employee benefits).

Other expense, net. Other expense, net was approximately $0.9 million for the three months ended September 30, 2009 compared to $0.5 million for the three months ended September 30, 2008, an increase of $0.4 million.  Interest expense represents approximately $0.74 million of other expense in the three months ended September 30, 2009 compared to $0.58 million in the three months ended September 30, 2008, an increase of $0.16 million.  The increase in interest expense is attributable to the adoption of the accounting for derivative liabilities in connection with embedded derivatives in our Convertible Note Payable and Warrants issued in connection with our amended Notes Payable.  The balance of the increase, or approximately $0.25 million, is also a result of the adoption of the accounting for derivative liabilities and relates to the increased fair value of the derivative liabilities from the date of adoption, July 1, 2009 to September 30, 2009, resulting in a loss (additional expense) of $0.25 million for the three months ended September 30, 2009.

Federal and state income tax, net. For the three months ended September 30, 2009 and September 30, 2008, we had a small amount of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Loss from discontinued operations. On August 18, 2008, we completed our distribution of our Biotechnologies segment. The net loss from our Biotechnologies segment, included in our results for the three months ended September 30, 2008, was $0.1 million.

On March 17, 2009, we entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of our wholly owned subsidiary Hauser to Cedarburg. On January 31, 2009, the Company sold substantially all the assets of Paxis net of its outstanding payables, to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company.  The net loss from the Pharmaceuticals segment, included in our results for the three months ended September 30, 2008, was $0.8 million.

In the June 2009, we discontinued the operations of our subsidiary TOBC, as we do not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.  The net loss from this discontinued product line was $0.3 million for the three months ended September 30, 2008.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the three months ended September 30, 2009 was $0.9 million as compared to $4.3 million for the three months ended September 30, 2008. This decrease in net loss applicable to common shareholders of approximately $3.4 million is primarily the result of decreases in: (i) operating losses from continuing operations of $1.5 million, (ii) net losses from discontinued operations of $1.1 million; and (iii) Series C Preferred Stock dividend and deemed dividend from beneficial conversion of the preferred stock of $1.2 million, which was a result of the holders of the Series C Preferred Stock converting their respective shares of Series C Preferred Stock into shares of our common stock in the three months ended September 30, 2008.  This conversion resulted in permanent equity for us, as the Series C Preferred Stock replaced $6,000 of our current and long-term obligations. These decreases were offset by an increase in other expenses, net of $0.4 million.

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

At September 30, 2009, our working capital deficit was approximately $3.3 million, an increase of approximately $0.4 million from the working capital deficit of approximately $2.9 million at June 30, 2009. Our current assets decreased by $0.2 million and our current liabilities increased by $0.2 million.

Net cash provided by operating activities of $1.5 million in the three months ended September 30, 2009, includes a net loss of $0.9 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.2 million. Cash was provided by continuing operations from our working capital assets and liabilities in the amount of approximately $1.2 million, was the result of a decrease in accounts receivable of $1.2 million and inventory of $0.4 million, offset by a net decrease in accounts payable, accrued expenses and other liabilities of $0.4 million.  Less than approximately $0.05 million of cash was provided by operating activities from our discontinued operations.

Net cash used in operating activities of $1.0 million for the three months ended September 30, 2008 included a net loss of $3.2 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was approximately $1.0 million. Cash provided by continuing operations from working capital components in the amount of approximately $0.5 million was the result of a decrease in accounts receivable of $1.1 million and inventory of $0.1 million, offset by a net decrease in accounts payable and accrued expenses and other liabilities of approximately $0.7 million.  Approximately $0.5 million of cash used was for operating activities of our discontinued operations.

Cash used in investing activities was used for the purchase of fixed assets and was less than $0.1 million in each of the periods ended September 30, 2009 and 2008.  Cash used in our discontinued operations for investing activities for the three months ended September 30, 2008 was approximately $0.06 million.

Cash provided by financing activities was approximately $1.3 million for the three months ended September 30, 2008 and was the result of proceeds from employees exercising stock options during the period.  There were no financing activities for the three months ended September 30, 2009.

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows for our past three fiscal years ended June 30, 2009, including a net loss attributable to common stockholders of $19.4 million and negative operating cash flows of $2.8 million for the fiscal year ended June 30, 2009. For the three months ended September 30, 2009, we had net operating income of approximately $26,000 and a net loss of approximately $0.9 million.  As September 30, 2009, we had cash and cash equivalents of approximately $2.0 million, a working capital deficit of approximately $3.3 million, primarily attributable to the discounted amended Notes Payable in the amount of $7.7 million, with a stated principal amount of $7.8 million, which are due on the earlier of the date stated in an Acceleration Notice (which must be at least two (2) business days following the date on which the notice is delivered), if any, or November 15, 2009, and an accumulated deficit of $47.2 million.

As of the date of this filing, November 19, 2009, we have not received an Acceleration Notice, nor have we finalized any extensions or refinancing of the discounted amended Notes Payable with the stated maturity of November 15, 2009.   We have historically raised capital in private placements; however, we continue to sustain losses and we only recently had positive cash flows from our operations; this may hinder our efforts in raising new capital or refinancing our matured debt. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern. Assuming we are able to raise additional capital and/or refinance at least $7.8 million of the discounted amended Notes Payable, and we are not adversely affected by the current economic conditions, we believe that our available capital as of September 30, 2009, plus the additional $7.8 million of additional capital and/or refinancing of our discounted amended Notes Payable, will enable us to continue as a going concern through the second quarter of our fiscal year ending June 30, 2011. There are no assurances that we will be able to raise additional capital as needed or refinance our current amended Notes Payable upon acceptable terms, nor that the current economic conditions will not negatively impact us. If the current economic conditions negatively impact us or our operations, or we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.

Our total annual commitments at September 30, 2009 for long term non-cancelable leases of approximately $553 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2009 and 2008 were less than $0.1 million for each period, respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2010. The total amount is expected to be funded from cash provided from its operations and from lease financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement

Please refer to Note 1 to our condensed financial statements which can be found at page 6, herein.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 16, 2008, the State of Texas filed an Original Petition for injunctive relief and civil penalties in the 101st Judicial District, Dallas, Texas, against AgroLabs Inc., the Company, Kurt Cahill and Gerald Kay (collectively the “Defendants”). The State alleges that the Defendants sold or distributed juices and dietary supplements marketed with inappropriate disease and nutritional claims. Agrolabs has appeared in the lawsuit and filed an answer denying all claims.  Additionally, AgroLabs has filed a counterclaim against the State for declaratory relief, in which AgroLabs seeks a declaratory judgment from the Court that the State’s causes of action are preempted under federal law because the product benefit claims at issue are fully compliant with applicable federal law.  The Company and Mr. Kay have filed motions to dismiss the lawsuit for lack of personal jurisdiction.  On November 12, 2009, the State of Texas agreed to dismiss the Company and Mr. Kay from the lawsuit.  The parties are currently engaged in discussions to resolve the remaining claims.  AgroLabs, the Company and Mr. Kay vigorously contest the allegations set forth in the Petition.  The Company is unable to make a determination as to the likelihood of an unfavorable outcome or to estimate the amount or range or possible loss or gain and the impact, if any, of such claims will have on the Company and its operations.

On April 23, 2009, Braker Five & Eight Investors, L.P., (the “Landlord”) filed an Original Petition relief and damages pursuant to a Lease Agreement for the premises located in Austin, Texas in the 126th Judicial District, Travis County, Texas, against BevSpec, Inc., Bioscience Technologies, Inc. dba The Organic Beverage Company, and Integrated BioPharma, Inc., as Guarantor (collectively, the “Defendants”).  The Landlord has sued for sums due under the Lease under breach of contract and guaranty theories.  The Company believes it has several meritorious defenses which would relieve it of all liability to the Landlord and has filed an answer in which it generally denies liability to the Landlord and asserts several affirmative defenses.  The parties are presently engaged in the discovery process; no trial date has been set.  The Company is unable, at this time, to make a determination as to the likelihood of an unfavorable outcome or to estimate the amount or range or possible loss or gain and the impact, if any, this claim will have on the Company and its operations.

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

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2009, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2009, other than as set forth below.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

INTEGRATED BIOPHARMA, INC.

Date: November 19, 2009	By: /s/ E. Gerald Kay
E. Gerald Kay
President and Chief Executive Officer

Date: November 19, 2009	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer & Senior Vice President