Form 10-Q
period 2009-12-31
INTEGRATED BIOPHARMA INC
filed 2010-02-12
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.
(Exact name of registrant, as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of	(I.R.S. Employer
incorporaton or organization	Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip Code)

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

       Yes ☒    No ☐

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

       Yes ☐    No ☒
Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2010
Common Stock, $0.002 par value	20,469,342 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Six Months Ended December 31, 2009

Disclosure Regarding Forward-Looking Statements Disclosure Regarding Forward-Looking Statements Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2009 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,	
	2009	2008	2009	2008
Sales, net	$ 8,760	$ 11,188	$ 19,795	$ 20,549
Cost of sales	6,424	8,346	14,216	15,248
Gross profit	2,336	2,842	5,579	5,301
Selling and administrative expenses	2,893	3,819	6,109	7,724
Operating loss	(557)	(977)	(530)	(2,423)
Other expense, net	(431)	(475)	(1,390)	(1,015)
Loss from continuing operations before income taxes	(988)	(1,452)	(1,920)	(3,438)
Federal and state income tax expense (benefit), net	8	5,998	19	5,974
Loss from continuing operations	(996)	(7,450)	(1,939)	(9,412)
Loss from discontinued operations, net of taxes (Note3)	-	(717)	-	(1,862)
Net loss	(996)	(8,167)	(1,939)	(11,274)
Deemed dividend from beneficial conversion feature of Series C Preferred Stock dividend	-	-	-	(1,137)
Series C Preferred stock dividend	-	-	-	(54)

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	(Unaudited) December 31, 2009	June 30, 2009
Assets		
Current Assets:		
Cash and cash equivalents	$ 1,518	$ 570
Accounts receivable, net	1,750	2,621
Inventories	8,240	8,029
Other current assets	777	601
Current assets related to discontinued operations	6	153
Total current assets	12,291	11,974
Property and equipment, net	1,859	1,865
Intangible assets, net	1,501	1,570
Investment in iBio, Inc.	823	823
Security deposits and other assets	153	251
Total Assets	$ 16,627	$ 16,483
Liabilities and Stockholders' Equity:		
Current Liabilities:		
Notes Payable, net of discount	$ 7,805	$ 7,458
Accounts payable (includes $544 and $443 due to a related party for December 31, 2009 and June 30, 2009, respectivley)	5,915	5,788
Accrued expenses and other current liabilities	1,844	1,447
Notes Payable - CD Financial LLC	300	-
Current liabilities related to discontinued operations	119	197
Total current liabilities	15,983	14,890
Convertible note payable - CD Financial LLC, net of discount	3,091	4,039
	19,074	18,929

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity
Balance, July 1, 2009	20,204,787	$ 40	$ 44,216	$ (46,603)	34,900	$ (99)	$ (2,446)
Restricted stock award	199,455	1	(1)	-	-	-	-
Cumulative adjustment for adoption for deriative securities	-	-	(883)	2,238	-	-	1,355
Issuance of Common Stock in connection with Convertible Note	100,000	-	24	-	-	-	24
Stock based compensation	-	-	559	-	-	-	559
Net loss	-	-	-	(1,939)	-	-	(1,939)
Balance, December 31, 2009, Unaudited	20,504,242	$ 41	$ 43,915	$ (46,304)	34,900	$ (99)	$ (2,447)

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Six months ended December 31, 2009	Six months ended December 31, 2008
Cash flows used in operating activities:		
Net loss	$ (1,939)	$ (11,274)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:		
Loss from discontinued operations	-	1,862
Depreciation and amortization	223	289
Accretion of financing instruments	869	604
Change in fair value of derivative instruments	(41)	-
Deferred income taxes	-	4,734
Allowance for doubtful accounts	(57)	54
Compensation expense for consulting services	98	138
Compensation expense for employee stock options	559	761
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	928	716
Inventories	(212)	547
Other current assets	(75)	158
(Decrease) increase in:		
Accounts payable	127	(243)
Income taxes payable	-	(80)
Accrued expenses and other current liabilities	157	(368)
Net cash provided by (used in) operating activities - continuing operations	637	(2,102)
Net cash provided from operating activities - discontinued operations	69	388
Net cash provided by (used in) operating activities	706	(1,714)

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

Note 1. Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements for the interim periods are unaudited and include the accounts of the Company. The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“10-K”), as filed with the SEC. The June 30, 2009 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2009, are not necessarily indicative of the results for the full fiscal year ending June 30, 2010 or for any other period.

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

The Company, subsequent to the spin-off of its Biotechnologies segment and the sale of the Pharmaceutical segment, which occurred in Fiscal 2009, see Note 3. – Discontinued Operations, has one remaining reportable segment for its operation, the Nutraceutical segment.

The Nutraceutical segment, our one remaining business operation, includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; AgroLabs, Inc. (“AgroLabs”), which distributes for sale through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, 1st Choice Multi-Vitamin, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market, these are referred to as our branded proprietary Nutraceutical business and/or products; and The Vitamin Factory, which sells private label Manhattan Drug products, as well as our AgroLabs products, through mail order catalogs and the Internet.

The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

These condensed consolidated financial statements, reflect the spin-off of iBio, Inc. ("iBio"), the sale of InB: Hauser Pharmaceuticals, Inc. (“Hauser”), the discontinued operations of The Organic Beverage Company (“TOBC”), and related transactions (see Note 3. – Discontinued Operations).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

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

Subsequent Events.  For purposes of preparing the accompanying condensed consolidated financial statements and the following notes to these condensed financial statements, the Company evaluated subsequent events through the date the condensed financial statements were issued.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

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

For both the three and six months periods ended December 31, 2009 and 2008, total options and warrants of 3,007,888 and 3,073,017, respectively, to purchase shares of common stock, were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

For both the three and six month periods ended December 31, 2009 and 2008, options to purchase shares of common stock with exercise prices below the market price, respectively, were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.

For both the three and six month periods ended December 31, 2009 and 2008, common share equivalents of 2,250,000 and 1,779,755, respectively, related to the Convertible Note Payable were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

Recent Accounting Pronouncements.

The Financial Accounting Standards Board released an update to guidance for fair value measurements and disclosures. This update requires new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of certain information in the reconciliation for fair value measurements using significant unobservable inputs. In addition, the updated guidance clarifies the requirements of existing disclosures. The update is effective for interim and annual reporting periods beginning after December 15, 2009, which is the third quarter of fiscal 2010 for the Company. The Company does not expect this update to have a material impact on its financial statements.

Note 2. Liquidity. The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows for the three consecutive fiscal years ended in June 30, 2009, including a net loss attributable to common stockholders of $19,367 and negative operating cash flows of $2,752 for the year ended June 30, 2009. For the six months ended December 31, 2009, the Company had a net operating loss of $530 and a net loss of $1,939.  At December 31, 2009, the Company had cash and cash equivalents of $1,518, a working capital deficit of $3,693, primarily attributable to the amended Notes Payable (See Note 7. (c)) in the amount of $7,805, which were due on November 15, 2009, and an accumulated deficit of $46,304.

As of February 12, 2010, the Company has not repaid its amended Notes Payable in the amount of $7,805, nor has it completed the negotiations of modified terms, including an extension or refinancing thereof.  The Company also has not received any demand of payment from the amended Notes Payable holders nor have they exercised their rights to foreclose on substantially all of the assets of the Company, which were pledged as collateral for the Company’s obligation under the amended Notes Payable.

Assuming the Company is able to raise additional capital and/or refinance its Notes Payable, and it is not adversely affected by the current economic conditions, the Company believes that its available capital as of December 31, 2009 will enable it to continue as a going concern through the third quarter of the fiscal year ending June 30, 2011. There can be no assurance that the Company will be able to raise additional capital or successfully refinance the amended Notes Payable of at least $7,805, upon acceptable terms, nor that the current economic conditions will not negatively impact it. If the Company is unable to raise additional capital or successfully refinance its amended Notes Payable of at least $7,805 upon acceptable terms, it would have a material adverse effect on the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

Note 3. Discontinued Operations

In the fiscal year ended June 30, 2009, the Company classified the spin-off of iBio in August 2008, the sale of Hauser in March 2009 and the discontinued operations of TOBC in June 2009 as discontinued operations for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported for all periods presented. The remaining net assets of TOBC are classified as assets and liabilities related to discontinued operations in the Company’s condensed consolidated balance sheet as of December 31, 2009 and June 30, 2009.

The net assets from discontinued operations were comprised of the following:

(a)
Spin-off of iBio – In August 2008, the Company completed the spin-off of iBio. As a result, the Company recognized an after-tax loss of $105 during the first quarter of the fiscal year ended June 30, 2009. iBio revenues from discontinued operations were $169 for the three and six months ended December 31, 2008.  The Company’s loss from the discontinued operations of iBio, net of taxes, was $105 for the three and six months ended December 31, 2008.

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

As a result of the sale of Hauser, the Company recognized a loss of $629 during the fiscal year ended June 30, 2009. The Hauser revenues from discontinued operations were $1,043 and $2,183 for the three and six months ended December 31, 2008, respectively. The Company’s net loss from the Hauser discontinued operations, net of taxes were $598 and $1,385 for the three and six months ended December 31, 2008, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

(c)
Discontinued operations of TOBC – During the six months ended September 30, 2008, the Company curtailed its operations of TOBC and combined the sales efforts for the Syzmo™ product line with the AgroLabs products.  In June 2009, the Company determined that the Syzmo™ product line was to be discontinued as the Company does not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.

Revenues from TOBC’s discontinued operations were $(5) and $151 for the three and six months ended December 31, 2008. The Company’s net losses from TOBC’s discontinued operations were $119 and $372 for the three and six months ended December 31, 2008.

The Company’s revenue and loss from discontinued operations, net of taxes, from these events were $1,038 and $717 for the three months ended December 31, 2008, respectively, as follows:

The Company’s revenue and loss from discontinued operations, net of taxes, from these events were $2,503 and $1,862 for the six months ended December 31, 2008, respectively, as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

Note 4. Intangible Assets, net

Intangible assets consist of trade names, license fees, and unpatented technology. The carrying amount of other intangible assets, net is as follows as of:

Amortization expense from continuing operations recorded on the intangible assets for each of the three and six months ended December 31, 2009 and 2008 was $34 and $69, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Included in the Company’s loss from discontinued operations is amortization expense of $25 and $83 for the three and six months ended December 31, 2008, respectively.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 5. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

Note 6. Property and Equipment, net

Property and equipment consists of the following as of:

Depreciation and amortization expense was $79 and $104 for the three months ended December 31, 2009 and 2008, respectively and $154 and $220 for the six months ended December 31, 2009 and 2008, respectively.

Note 7. Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock

On February 21, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds, in the aggregate, of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 per share (see Note 11(d) Series C Redeemable Convertible Preferred Stock), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also has recorded $218 of deferred financing costs associated with the SPAs and $130 of such deferred financing costs were netted against the gross proceeds received. These costs were allocated to each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction to which the costs were allocated. As of December 31 and June 30, 2009, the Company had $29 and $41 of deferred financing costs remaining, respectively, of which is to be amortized to interest expense over two to eighteen months. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of the Company’s assets. Concurrently with entry into the SPAs, the Company terminated its outstanding credit facilities with Amalgamated Bank in the amount of $16,333 with the repayment of $16,006.

(a) CD Financial, LLC (“CD Financial”), a related party, provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, and $4,500 in principal amount of Convertible Note Payable. The Company allocated the proceeds and the discount based on the relative fair value of the Convertible Note Payable and the Series C Preferred Stock. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock. The Company recorded a beneficial conversion feature of $715 on the Convertible Note Payable that was being accreted over the three-year period until maturity or the redemption of the Convertible Note Payable. The Company also recorded a beneficial conversion feature on the Series C Preferred Stock of $608 which was accreted over the five-year maturity period until the redemption of the Series C Preferred Stock in August 2008. As of December 31 and June 30, 2009, the unpaid discount on the Series C Preferred Stock and Convertible Note Payable in the amount of $163 is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

The beneficial conversion features were accreted using the effective interest rate method until July 1, 2009 when the Company adopted “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  As of July 1, 2009, the Company recorded an accumulated adjustment to account for the embedded derivative liability of the conversion feature of the Convertible Note Payable, resulting in a decrease to additional paid in capital of $715, a decrease in accumulated deficit of $2,097, a decrease in the carry value of the Convertible Note Payable of $1,426 and the recognition of a derivative liability of $44.  As of December 31, 2009, the related derivative liability to the Convertible Note Payable decreased to $7 and is included in accrued expenses and other current liabilities in the accompanying condensed balance sheets.  The embedded derivative liability created in connection with the Convertible Note Payable was valued at a fair value using the Black-Scholes option pricing model as of the issuance date and subsequently as of July 1, 2009 and December 31, 2009.

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

Included in Other Expense, net in the accompanying Condensed Consolidated Statement of Operations, is $8 and $16 related to the accretion of the discount and $240 and $461 related to the accretion of the embedded derivative liability related to the Convertible Note Payable, for the three and six months ended December 31, 2009, respectively, and $8 and $16 related to the accretion of the discount and $57 and $114 accretion of the beneficial conversion feature on the Convertible Note Payable, respectively, for the three and six months ended December 31, 2008.  As of December 31, 2009, the Company had interest in arrears of $182 on the Convertible Note Payable.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

(b) On November 24, 2009, MDC, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial (see Note 7(a)).  The CD Note matures on November 24, 2010 and bears interest at the rate of 5%.  Interest is accrued monthly and is payable upon maturity.

(c) Imperium, provided gross proceeds of $9,837, including a discount of $163, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, $7,000 in principal amount of 8.0% Notes Payable and 200,000 shares of the Company’s common stock. The Notes Payable originally matured on February 21, 2009. The Company allocated the proceeds and the discount based on the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock. The Company amortized, to interest expense, the discount applied to the Notes Payable over the term of the notes and charged to Additional Paid in Capital the discounts applied to the Series C Preferred Stock and the common stock. The Company recorded a beneficial conversion feature on the Series C Preferred Stock of $608. The beneficial conversion feature was accreted over the five-year maturity period until the redemption of the Series C Preferred Stock in August 2008. The beneficial conversion features were accreted using the effective interest rate method. For the three and six months ended December 31, 2008, included in Other Expense, net in the accompanying Condensed Consolidated Statement of Operations, is $198 and $322, respectively, related to the accretion of the discount on the Notes Payable.

On October 14, 2008, the Company and the Notes Payable holders amended their SPA to extend the maturity from February 21, 2009 to November 15, 2009 (See Note 2. Liquidity). In consideration for extending the maturity of the Notes Payable, the Notes Payable holders will forgo the 200,000 shares of common stock as additional interest and the Company  (i) granted a 11.5% premium on the principal, thus aggregating a principal balance due of $7,805 and certain other amounts payable under the Notes Payable, if any, (ii) certain new covenants are applicable to the Company effective October 14, 2008, (iii) the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term at an exercise price of $0.80 per share, and (iv) the registration of the resale of the shares of the Company’s Common Stock for which the warrants are exercisable. Since the October 14, 2008 amendment significantly modified the terms of the original Notes Payable, the Company accounted for the amendment as an extinguishment of the original Notes Payable and issuance of new Notes Payable in accordance with “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. As a result of the extinguishment of the original Notes Payable, the Company accelerated the amortization of the then remaining discount of $178 and prepaid financing costs of $32 applied to the original Notes Payable to interest expense. Furthermore, the Company reversed the accrual of additional consideration of $208 related to the 200,000 shares of the Company’s common stock.

The amended Notes Payable in the amount of $7,000 bear an interest rate of 8.0% and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method, which resulted in additional interest expense for the three and six months ended December 31, 2009 of $96 and $288. As of July 1, 2009, the warrants issued were deemed to have a derivative liability resulting in an accumulated adjustment to account for the embedded derivative liability of the strike price resulting in a decrease to additional paid in capital of $169, a decrease in accumulated deficit of $140, a decrease in the carry value of the amended Notes Payable of $6 and the recognition of a derivative liability of $34.  As of December 31, 2009, the related derivative liability to the amended Notes Payable decreased to $30 and is included in accrued expenses and other current liabilities in the accompanying condensed balance sheets. The embedded derivative liability created in connection with the warrants issued was valued at a fair value using the Black-Scholes option pricing model as of the issuance date and subsequently as of July 1, 2009 and December 31, 2009.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

The Company used the following assumptions to calculate the fair value of the derivative liability:

The discount to the amended Notes Payable for the warrants which is being accreted using the effective interest method resulted in interest expense for the three and six months ended December 31, 2009 of $22 and $65, respectively and $33 of interest expense for each of the three and six months ended December 31, 2008. The Company also recorded an additional $10 of deferred financing costs as a result of the issuance of the amended Notes Payable.  The Company is amortizing to interest expense the deferred financing costs using the effective interest method. The amount amortized to interest expense relating to the amended Notes Payable for the three and six months ended December 31, 2009 was less than $1 and $3, respectively and $2 for each of the three and six months ended December 31, 2008.

The following table presents the stated value/principal of each of the securities issued in connection with the debt outstanding as of December 31, 2009:

The Company accreted $54 and $1,137, in the three and six months ended December 31, 2008, for the Series C Preferred Stock dividend and for the acceleration of the deemed dividend from the beneficial conversion feature of the Series C Preferred Stock, respectively (See Note 11(d) Series C Redeemable Convertible Preferred Stock).  Such amounts are included in the accompanying Condensed Consolidated Statement of Operations.

The weighted average interest rate paid was 8.59% in each of the three and six months ended December 31, 2009 and 2008.  As of December 31, 2009 and June 30, 2009, the Company had accrued and unpaid interest of approximately $267 and $192, respectively, for the Notes Payable and Convertible Note Payable.  (See Note 7(a) above).
As of December 31, 2009, the Company is in technical default of the financial covenants of the amended Notes Payable relating to the Company's tangible net worth requirements and minimum net capital requirements and has not repaid the amended Notes Payable in the amount of $7,805.  As of February 12, 2010, the Company continues to work with the note holders to work out the refinancing of the amounts due under the amended Notes Payable, however at this time the Company and the note holders have not yet come to an agreement and the note holders have not exercised their rights, with respect to the amended Notes Payable, based on the Company's non payment of the amended Notes Payable.  Upon the occurrence of an event of default, the note holders have the right, to give the Company an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

Note 8. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250 through December 31, 2013. The FDIC is temporarily insuring deposits up to $250 at financial institutions through December 31, 2013. As of January 1, 2010, the Company had $870 of uninsured deposits at these financial institutions.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances was $241 and $298 at December 31, 2009 and June 30, 2009, respectively.

(c) Major Customers. For the three and six months ended December 31, 2009, approximately 76.6 % of revenues was derived from two customers.  For the three and six months ended December 31, 2008 approximately 79.2% and 79.0% of revenues were derived from three customers.  Accounts receivable as of December 31, 2009 from the two major customers represented approximately 37% of total accounts receivable. The loss of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Note 9. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Chairman of the Company’s Board of Directors, a director and majority shareholder and certain of his family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three and six months ended December 31, 2009 and 2008 on these leases were $177 and $183 and $405 and $393, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. At December 31, 2009 and June 30, 2009, the Company had an outstanding obligation of $544 and $443, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $240 and $265 for the three months ended December 31, 2009 and 2008 and $532 and $536 for the six months ended December 31, 2009 and 2008, respectively. Rent expense is stated net of sublease income of approximately $9 for each of the three months ended December 31, 2009 and 2008 and $18 for each of the six month periods ended December 31, 2009 and 2008.  This is included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The minimum rental commitment for long-term non-cancelable leases is as follows:

 (b) Consulting Agreements.

Effective July 1, 2008, the Company entered into a three year consulting agreement with Jeffrey Leach (an employee of the Company as of the date of the agreement and its former President and Chief Executive Officer). Pursuant to the consulting agreement, Mr. Leach is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest. In connection with the consulting agreement, the Company issued 250,000 shares of the Company’s common stock to Mr. Leach.

(c) Legal Proceedings.

On June 16, 2008, the State of Texas filed an Original Petition for injunctive relief and civil penalties in the 101st Judicial District, Dallas, Texas (the "Court"), against AgroLabs Inc., the Company, Kurt Cahill and Gerald Kay (collectively the "Defendants").  The State alleged that the Defendants sold or distributed juices and dietary supplements marketed with inappropriate disease and nutritional claims.  AgroLabs has appeared in the lawsuit and filed an answer denying all claims.  Additionally, AgroLabs filed a counterclaim against the State for declaratory relief, in which AgroLabs sought a declaratory judgment from the Court that the State's causes of action were preempted under federal law because the product benefit claims at issue are fully compliant with applicable federal law.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

The Company and Mr. Kay filed motions to dismiss the lawsuit for lack of personal jurisdiction.  In November 2009, the State of Texas agreed to dismiss the Company and Mr. Kay from the lawsuit.  The parties have now resolved all of the remaining issues in this lawsuit.  Neither party has admitted any liability.  Under the settlement agreement, the Company will make a payment to the State of Texas in the amount of $130,000 to be allocated to the State of Texas' judicial fund for programs approved by the Texas Supreme Court that provide basic civil legal services to the indigent; attorneys' fees and investigation costs incurred by the Office of the Attorney General; and investigative costs incurred by the Texas Department of State Health Services.  The Company recognized this payment obligation in its results of operations for the three and six months ended December 31, 2009.

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

On or about August 10, 2009, AgroLabs, Inc. commenced an action in the Superior Court of New Jersey, Law Division, against defendants Kurt E. Cahill, Cheryl A. Cahill, Joseph E. Cahill, Jr. and Monty C. Lloyd (all of whom were previously employed by AgroLabs, Inc.) for, among other things, breach of contract, breach of fiduciary duty, negligent performance of duties and other and related relief.  On or about September 1, 2009, the defendants removed the action to the United States District Court for the District of New Jersey.  On or about September 15, 2009, the defendants filed an answer and affirmative defenses.  The defendants, however, asserted no counterclaims.  The parties have exchanged initial disclosures and other information, and the parties have also engaged in settlement discussions.  In the absence of a settlement, the Company is unable to make a determination as to the likelihood of a favorable outcome or to estimate the amount or range or possible loss or gain and the impact, if any, of this claim will have on the Company and its operations.

Note 10. Related Party Transactions

The Company has a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Chairman of the Company’s Board of Directors, a director and majority shareholder. This agreement is on a month-to-month basis for $1 per month. The total consulting expense recorded per this agreement for each of the three and six months ended December 31, 2009 and 2008 was $3 and $6 in each period. The Company had another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis in the fiscal year ended June 30, 2004. The total consulting expense under this agreement was $15 for the six month period ended December 31, 2008 and is included in discontinued operations in the accompanying condensed consolidated statement of operations.  The agreement was terminated in August 2008.

Carl DeSantis, a director of the Company and a member of CD Financial (see Note 7(a)) and CD Financial have guaranteed certain liabilities of the Company.  On April 7, 2009, CD Financial entered into a Guaranty Agreement with Creative Flavors, Inc. (“CFC”), a major supplier of the Company, guaranteeing up to $500 of the Company’s outstanding obligation with CFC.  The guaranty is continuing and remains in effect until terminated by written notice to CFC.  As of December 31, 2009, the Company had an outstanding obligation to CFC in the amount of $907, which amount is included in accounts payable in the Company’s Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(in thousands, except share and per share amounts)

On July 1, 2009, the Company entered into a credit and payment agreement (the “Payment Agreement”) with a major supplier, Triarco, Inc. (“Triarco”).  Under the terms of the Payment Agreement, the Company is obligated to pay its past due balance in eight equal installments of $50 beginning August 1, 2009 and Mr. DeSantis agreed to separately guaranty (the “Personal Guaranty”) the Company’s obligations to Triarco. In exchange, Triarco agreed to extend additional credit of $400 (the “Additional Amount Outstanding”) on net thirty day terms beginning with trade payables dated June 24, 2009.  The Personal Guaranty is limited to the lesser of the aggregate amount owed to Triarco, or $800.  As of December 31, 2009, the Company owes Triarco $135, $32 under the Additional Amount Outstanding and $104 was past due, these amounts are included in accounts payable in the Company’s Condensed Consolidated Balance Sheet.

CD Financial and Mr. DeSantis did not receive any compensation from the Company in connection with these guarantees.

In August 2008, the Company ceased allocating corporate overhead to iBio and entered into a Transitional Services Agreement (the “TS Agreement”) with iBio.  The transitional services agreement permitted the Company to continue to provide certain corporate services to iBio in exchange for a management charge. The scope of these services was limited to legal, strategic financial planning, SEC reporting, and tax services by certain corporate employees of the Company. The TS Agreement provided for a per annum fee of $100.  In the six months ended December 31, 2009 and 2008, the Company billed iBio approximately $8 and $37, respectively under the TS Agreement.  The TS Agreement was terminated in August 2009.

See Note 7(a) and (b) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 9(a) - Leases for related party lease transactions.

Note 11. Equity Transactions

(a) Stock Option Plan and Warrants. There were no stock options or warrants issued in the three and six months ended December 31, 2009.  During the three and six months ended December 31, 2008, there were stock options authorized by the Board of Directors and issued in January 2009 to Company employees and Directors to purchase 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock at $0.80 in connection with the amended Notes Payable agreement (See Note 7(b) Notes Payable). During the three and six months ended December 31, 2009 and 2008, the Company has incurred stock compensation expense of $281 and $462 and $559 and $761, respectively.  Included in discontinued operations is stock compensation of $5 and $21 for the three and six months ended December 31, 2008.  In the six month period ended December 31, 2008, certain key executives and a significant shareholder of the Company exercised stock options for shares of common stock of 2,095,852 which provided cash proceeds to the Company of approximately $1,341.

(b) Restricted Stock Award. There were no restricted stock awards issued in the three and six months ended December 31, 2009 and 2008, respectively.

(c) Consulting Agreements. Effective July 1, 2008, the Company entered into two three-year consulting agreements which resulted in the issuance of 350,000 shares of the Company’s common stock.  On the effective date of these consulting agreements, the Company recognized prepaid consulting expenses of $830 with a corresponding increase in common stock and additional paid in capital. During the three and six months ended December 31, 2009 and 2008, the Company amortized $49 and $69, and $98 and $138, respectively, to selling and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The consulting expenses will continue to be amortized into selling and administrative expenses over the three year terms, of the consulting agreements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

(d) Series C Preferred Stock.  On February 21, 2008, the Company raised $5,788 in net proceeds from the sale of 6,000 shares of the Company’s Series C Preferred Stock, par value $1,000 per share, at a purchase price of $1,000 per share. Upon issuance of the Series C Preferred Stock, the Company recorded the beneficial conversion feature of $1,216 and such amounts were being accreted over the five year period until the mandatory redemption date of the Series C Preferred Stock, the fifth anniversary of closing.

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

Dividends of the Series C Preferred Stock were 10% per annum, payable on an annual basis, by the Company in shares of the Company's Series C Preferred Stock. Accordingly, the Company had accrued approximately $216 at June 30, 2008, and incurred $54 during the six months ended December 31, 2008, which were paid in Series C Preferred Stock and cash for the fractional shares during the period ended December 31, 2008. The redemption of the shares of Series C Preferred Stock accelerated a payment of a dividend on the Series C Preferred Stock.

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

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily throughout North America.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2009. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2009.

Results of Operations

Our results from operations in the following table, which for the three and six months ended December 31, 2008, have been reclassified as a result of discontinued operations, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the three months ended December 31,		For the six months ended December 31,	
	2009	2008	2009	2008
Sales, net	100.0%	100.0%	100.0%	100.0%
Costs and expenses:				
Cost of sales	73.3%	74.6%	71.8%	74.2%
Selling and administrative	33.0%	34.1%	30.9%	37.6%
	106.4%	108.7%	102.7%	111.8%
Income (loss) from operations	(6.4%)	(8.7%)	(2.7%)	(11.8%)
Other (expense) income:				
Interest expense	(7.3%)	(4.8%)	(7.0%)	(5.4%)
Litigation settlements	(1.1%)	-	(0.5%)	-
Other income	0.0%	0.5%	0.2%	0.4%
Change in fair value of derivative liabilities	3.4%	-	0.2%	-
Interest and investment income	0.1%	0.1%	0.1%	0.1%
	(4.9%)	(4.2%)	(7.0%)	(4.9%)
Loss before income taxes (benefit)	(11.3%)	(13.0%)	(9.7%)	(16.7%)
Federal and state income taxes (benefit), net	0.2%	53.6%	0.1%	29.1%
Loss from continuing operations, net of taxes	(11.4%)	(66.6%)	(9.8%)	(45.8%)
Loss on discontinued operations, net of taxes	(0.0%)	(6.4%)	(0.0%)	(9.1%)
Net loss	(11.4%)	(73.0%)	(9.8%)	(54.9%)
Deemed dividend from beneficial conversion feature of Series C Preferred Stock	(0.0%)	-	(0.0%)	(0.3%)
Series C Preferred Stock dividend	(0.0%)	-	(0.0%)	(5.5%)
Net loss allocable to common shareholders	(11.4%)	(73.0%)	(9.8%)	(60.7%)

For the six months ended December 31, 2009 compared to the six months ended December 31, 2008

Sales, net. Sales, net, for the six months ended December 31, 2009 and 2008 were $19.8 million and $20.5 million, respectively, a decrease of $754 or 3.7%. The decrease is comprised of the following:

For the six months ended December 31, 2009, approximately 77% of total net sales were derived from two customers as compared to 79% of total net sales from three customers for the six months ended December 31, 2008.  The loss of any of these customers would have an adverse affect on our operations.  We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

The decrease in our net sales is the result of a decrease our branded proprietary Nutraceutical product line of approximately $1.3 million due to declining sales of our original three products introduced to the market four years ago.  Management believes that these products may have reached their marketing life cycle and has focused its efforts on introducing new products into the market place, including packaging, product size and new formulations.  Our contract manufacturing product sales increased by approximately $0.7 million primarily from increased sales from its major customer, Herbalife.  The remaining Nutraceutical product lines had net sales decreases of approximately $0.2 million compared to the prior period.

Cost of sales.  Cost of sales decreased by $1.0 million to $14.2 million for the six months ended December 31, 2009 as compared to $15.2 million for the six months ended December 31, 2008. Cost of sales decreased as a percentage of sales to 71.8% for the six months ended December 31, 2009 as compared to 74.2% for the six months ended December 31, 2008. The decrease in cost of goods sold amount was primarily the result of decreased sales.  The lower cost of goods sold as a percentage of sales is the result of increased sales in the contract manufacturing business which has fixed manufacturing costs regardless of the dollars sold and better cost controls in our branded nutraceutical business line.

Selling and Administrative Expenses.  Selling and administrative expenses were $6.1 million for the six months ended December 31, 2009, as compared to $7.7 million for the six months ended December 31, 2008, a decrease of $1.6 million or 20.9%. As a percentage of sales, net, selling and administrative expenses were 30.9% for the six months ended December 31, 2009 and 37.6% for the prior comparable period.

The net decrease in selling and administrative expenses of $1.6 million is mainly due to decreases aggregating approximately $1.6 million in:

•	advertising and marketing ($0.6 million)
•	compensation and employee benefits ($0.3 million)
•	stock compensation expenses ($0.2 million),
•	travel and entertainment ($0.2 million)
•	professional fess ($0.1 million) and
•	other expenses ($0.2 million);

Our advertising and marketing costs decreased by approximately $0.6 million in the six months ended December 31, 2009 compared to the six months ended December 31, 2008 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customers store locations.  Our management has temporally suspended demos as a form of advertising with this customer as it was determined that it was not producing a significant enough increase in the number of units being sold through to the consumer.

Our compensation and employee benefits decreased by $0.3 million as a result of decreasing our corporate staff by two employees, the suspension of the company match of employee’s retirement savings deferrals in the profit sharing plan and the decreased cost resulting from switching professional employment organizations (reduced administrative costs with outsourcing our human resources functions and employee benefits).  Our stock compensation expense decreased by $0.2 million primarily due to the significant decrease in the market value of our common stock from year to year at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements).

Travel and entertainment decreased by $0.2 million as a result of the decreased head count in the corporate staff and decreased spending on meals and entertainment.  Professional fees decreased by $0.1 million due to decreased costs incurred in the six months ended December 31, 2009 for the spin off of iBio compared to the 2008 period.  Other expenses decreased by $0.2 million as a result of decreased spending primarily on product liability insurance, office expenses, investor relations and regulatory costs.

Other expense, net. Other expense, net was approximately $1.4 million for the six months ended December 31, 2009 compared to $1.0 million for the six months ended December 31, 2008, an increase of $0.4 million.  Interest expense represents approximately $1.4 million of other expense in the six months ended December 31, 2009 compared to $1.1 million in the six months ended December 31, 2008, an increase of $0.26 million.  The increase in interest expense is attributable to the adoption of the accounting for derivative liabilities in connection with embedded derivatives in our Convertible Note Payable and Warrants issued in connection with our amended Notes Payable.  The balance of the increase, or approximately $0.14 million, is primarily a result of settling with the State of Texas for $0.10 million.

Federal and state income tax, net. For the six months ended December 31, 2009 and December 31, 2008, we had a small amount of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Loss from discontinued operations. On August 18, 2008, we completed our distribution of our Biotechnologies segment. The net loss from our Biotechnologies segment, included in our results for the six months ended December 31, 2008, was $0.1 million.

On March 17, 2009, we entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of our wholly owned subsidiary Hauser to Cedarburg. On January 31, 2009, the Company sold substantially all the assets of Paxis net of its outstanding payables, to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company.  The net loss from the Pharmaceuticals segment, included in our results for the six months ended December 31, 2008, was $1.4 million.

In June 2009, we discontinued the operations of our subsidiary TOBC, as we do not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.  The net loss from this discontinued product line was $0.4 million for the six months ended December 31, 2008.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the six months ended December 31, 2009 was $1.9 million as compared to $12.5 million for the six months ended December 31, 2008. This decrease in net loss applicable to common shareholders of approximately $10.6 million is primarily the result of decreases in: (i) operating losses from continuing operations of $1.9 million, (ii) income tax expense of $6.0 million, (iii) net losses from discontinued operations of $1.9 million; and (iv) Series C Preferred Stock dividend and deemed dividend from beneficial conversion of the preferred stock of $1.2 million, which was a result of the holders of the Series C Preferred Stock converting their respective shares of Series C Preferred Stock into shares of our common stock in the six months ended December 31, 2008.  This conversion resulted in permanent equity for us, as the Series C Preferred Stock replaced $6,000 of our current and long-term obligations. These decreases were offset by an increase in other expenses, net of $0.4 million.

For the three months ended December 31, 2009 compared to the three months ended December 31, 2008

Sales, net. Sales, net, for the three months ended December 31, 2009 and 2008 were $8.8 million and $11.2 million, respectively, a decrease of $2.4 million or 21.7%. The decrease is comprised of the following:

For the three months ended December 31, 2009, approximately 76% of total net sales were derived from two customers as compared to 79% of total net sales from three customers for the three months ended December 31, 2008.  The loss of any of these customers would have an adverse affect on our operations.  We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

The decrease in our net sales is the result of decreased sales in our branded proprietary Nutraceutical product line of approximately $2.5 million in part due to decreased sales to the club stores that the Company has been dependent on for sales for its products.  In the three months ended December 31, 2009, the Company experienced increased competition in the market place for product placement in the club level stores. The remaining Nutraceutical product lines had net sales increases of approximately $0.1 million compared to the prior period.

Cost of sales.  Cost of sales decreased by $1.9 million to $6.4 million for the three months ended December 31, 2009 as compared to $8.3 million for the three months ended December 31, 2008. Cost of sales decreased as a percentage of sales to 73.3% for the three months ended December 31, 2009 as compared to 74.6% for the three months ended December 31, 2008. The decrease in costs of sales as a percentage of net sales is primarily the result of incurring $0.2 million less in mark downs in our inventory in the 2009 period compared to the 2008 period.  We also experienced a decrease in the cost of freight of approximately $0.3 million in the three months ended December 31, 2009 compared to the three months ended December 31, 2008, as a result of changing our products over from glass to plastic, significantly decreasing the weight factor in our shipping costs.

Selling and Administrative Expenses.  Selling and administrative expenses were $2.9 million for the three months ended December 31, 2009, as compared to $3.8 million for the three months ended December 31, 2008, a decrease of $0.9 million or 24.3%. As a percentage of sales, net, selling and administrative expenses were 33.0% for the three months ended December 31, 2009 and 34.1% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.9 million is mainly due to decreases in:

•	advertising and marketing ($0.3 million)
•	other expenses ($0.2 million)
•	travel and entertainment ($0.1 million)
•	professional fees ($0.1 million), and
•	compensation and employee benefits ($0.1 million).

Our advertising and marketing costs decreased by approximately $0.3 million in the three months ended December 31, 2009 compared to the three months ended December 31, 2008 primarily as a result of a net decrease of $0.1 million in in-store demonstrations (“demos”) of our products at two of our customers stores’ locations in the aggregate amount of $0.2 million offset by increased spending in our major customers stores of $0.1 million.  The remaining decrease of $0.2 million is from decreases in advertising for customer accounts that we did not sell product to in the three months ended December 31, 2009 compared to the three months ended December 31, 2008.  Other expenses decreased by $0.2 million as a result of decreased spending primarily on product liability insurance, office expenses, investor relations and regulatory costs.  Travel and entertainment decreased by $0.1 million as a result of the decreased head count in the corporate staff and decreased spending on meals and entertainment.  Professional fees decreased by $0.1 million due to decreased costs incurred in the three months ended December 31, 2009 on the State of Texas litigation compared to the three months ended December 31, 2008.  Lastly, our compensation and employee benefits decreased by $0.1 million from the three months ended December 31, 2009 from the three months ended December 31, 2008 due a reduction of work force, the suspension of the company match of employee’s retirement savings deferrals in the profit sharing plan and the decreased cost resulting from switching professional employment organizations (reduced administrative costs with outsourcing our human resources functions and employee benefits).

Other expense, net. Other expense, net was approximately $0.43 million for the three months ended December 31, 2009 compared to $0.47 million for the three months ended December 31, 2008, a net decrease of $0.03 million.  Interest expense represents approximately $0.64 million of other expense in the three months ended December 31, 2009 compared to $0.53 million in the three months ended December 31, 2008, a decrease of $0.11 million.  The decrease in interest expense is attributable to the maturity of the amended Notes Payable on November 15, 2009, offset by an increase in interest as a result of the accounting policy adoption for derivative liabilities in connection with embedded derivatives in our Convertible Note Payable and Warrants issued in connection with our amended Notes Payable.  Another decrease in other expense, net, in the approximate amount of $0.3 million, is also a result of the adoption of the accounting for derivative liabilities and relates to the increased fair value of the derivative liabilities from the September 30, 2009 valuation to December 31, 2009, resulting in a gain of $0.3 million for the three months ended December 31, 2009.   Another component of other expenses is a litigation settlement amount of $0.1 million relating to the State of Texas in the three months ended December 31, 2009 with no such expenditure in the three months ended December 31, 2008.

Federal and state income tax, net. For the three months ended December 31, 2009 and December 31, 2008, we had a small amount of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Loss from discontinued operations. On March 17, 2009, we entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of our wholly owned subsidiary Hauser to Cedarburg. On January 31, 2009, the Company sold substantially all the assets of Paxis net of its outstanding payables, to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company.  The net loss from the Pharmaceuticals segment, included in our results for the three months ended December 31, 2008, was $0.6 million.

In the June 2009, we discontinued the operations of our subsidiary TOBC, as we do not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.  The net loss from this discontinued product line was $0.1 million for the three months ended December 31, 2008.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the three months ended December 31, 2009 was $1.0 million as compared to $8.2 million for the three months ended December 31, 2008. This decrease in net loss applicable to common shareholders of approximately $7.2 million is primarily the result of decreases in: (i) operating losses from continuing operations of $0.4 million, (ii) income tax expense of $6.0 million; and (iii) net losses from discontinued operations of $0.7 million.

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

At December 31, 2009, our working capital deficit was approximately $3.7 million, an increase of approximately $0.7 million from the working capital deficit of approximately $2.9 million at June 30, 2009. Our current assets increased by $0.3 million and our current liabilities increased by $1.1 million.

Net cash provided by operating activities of $0.7 million in the six months ended December 31, 2009, includes a net loss of $1.9 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash used in operations before the effect of the changes in working capital components was $0.3 million. Cash was provided by continuing operations from our working capital assets and liabilities in the amount of approximately $0.9 million, was the result of a decrease in accounts receivable of $0.9 million, offset by an increase in inventory of $0.2 million and prepaid expenses and other assets of $0.1 million, and decreases in accounts payable, accrued expenses and other liabilities of $0.3 million.  Less than approximately $0.07 million of cash was provided by operating activities from our discontinued operations.

Net cash used in operating activities of $1.7 million for the six months ended December 31, 2008 included a net loss of $11.3 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, deferred income taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was approximately $2.8 million. Cash provided by continuing operations from working capital components in the amount of approximately $0.7 million was the result of a decrease in accounts receivable of $0.7 million, inventory of $0.5 million and prepaid expenses and other expenses of $0.1 million, offset by a net decrease in accounts payable and accrued expenses and other liabilities of approximately $0.7 million.  Approximately $0.4 million of cash was provided by operating activities of our discontinued operations.

Cash used in investing activities was used for the purchase of fixed assets and was less than $0.1 million in each of the periods ended December 31, 2009 and 2008, respectively.  Cash used in our discontinued operations for investing activities for the six months ended December 31, 2008 was also less than $0.1 million.

Cash provided by financing activities was $0.3 million in the six months ended December 31, 2009 and was provided by financing under a short term promissory note entered into with CD Financial, a related party and the holder of our Convertible Note Payable.  Cash provided by financing activities was approximately $1.3 million for the six months ended December 31, 2008 and was the result of proceeds from employees exercising stock options during the period.

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows for our past three fiscal years ended June 30, 2009, including a net loss attributable to common stockholders of $19.4 million and negative operating cash flows of $2.8 million for the fiscal year ended June 30, 2009. For the six months ended December 31, 2009, we had net operating losses of approximately $0.5 million and a net loss of approximately $1.9 million.  As of December 31, 2009, we had cash and cash equivalents of approximately $1.5 million, a working capital deficit of approximately $3.7 million, primarily attributable to the matured amended Notes Payable in the amount of $7.8 million which were due on November 15, 2009 and an accumulated deficit of $46.3 million.

As of the date of this filing, February 12, 2010, we have not received a Default Notice, nor have we finalized any extensions or refinancing of the amended Notes Payable in the amount of $7.8 million which were due on November 15, 2009.   We have historically raised capital in private placements; however, we continue to sustain losses and we only recently had positive cash flows from our operations; this may hinder our efforts in raising new capital or refinancing our matured debt. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern. Assuming we are able to raise additional capital and/or refinance at least $7.8 million of the amended Notes Payable, and we are not adversely affected by the current economic conditions, we believe that our available capital as of December 31, 2009, plus the additional $7.8 million of additional capital and/or refinancing of our amended Notes Payable, will enable us to continue as a going concern through the second quarter of our fiscal year ending June 30, 2011. There are no assurances that we will be able to raise additional capital as needed or refinance our current amended Notes Payable upon acceptable terms, nor that the current economic conditions will not negatively impact us. If the current economic conditions negatively impact us or our operations, or we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.

Our total annual commitments at December 30, 2009 for long term non-cancelable leases of approximately $553 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2009 and 2008 were approximately $0.1 million and less than $0.1 million, respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2010. The total amount is expected to be funded from cash provided from its operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three and six months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 16, 2008, the State of Texas filed an Original Petition for injunctive relief and civil penalties in the 101st Judicial District, Dallas, Texas (the "Court"), against AgroLabs Inc., the Company, Kurt Cahill and Gerald Kay (collectively the "Defendants").  The State alleged that the Defendants sold or distributed juices and dietary supplements marketed with inappropriate disease and nutritional claims.  AgroLabs has appeared in the lawsuit and filed an answer denying all claims.  Additionally, AgroLabs filed a counterclaim against the State for declaratory relief, in which AgroLabs sought a declaratory judgment from the Court that the State's causes of action were preempted under federal law because the product benefit claims at issue are fully compliant with applicable federal law.

The Company and Mr. Kay filed motions to dismiss the lawsuit for lack of personal jurisdiction.  In November 2009, the State of Texas agreed to dismiss the Company and Mr. Kay from the lawsuit.  The parties have now resolved all of the remaining issues in this lawsuit.  Neither party has admitted any liability.  Under the settlement agreement, the Company will make a payment to the State of Texas in the amount of $130,000 to be allocated to the State of Texas' judicial fund for programs approved by the Texas Supreme Court that provide basic civil legal services to the indigent; attorneys' fees and investigation costs incurred by the Office of the Attorney General; and investigative costs incurred by the Texas Department of State Health Services.  The Company recognized this payment obligation in its results of operations for the three and six months ended December 31, 2009.

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

On or about August 10, 2009, AgroLabs, Inc. commenced an action in the Superior Court of New Jersey, Law Division, against defendants Kurt E. Cahill, Cheryl A. Cahill, Joseph E. Cahill, Jr. and Monty C. Lloyd (all of whom were previously employed by AgroLabs, Inc.) for, among other things, breach of contract, breach of fiduciary duty, negligent performance of duties and other and related relief.  On or about September 1, 2009, the defendants removed the action to the United States District Court for the District of New Jersey.  On or about September 15, 2009, the defendants filed an answer and affirmative defenses.  The defendants, however, asserted no counterclaims.  The parties have exchanged initial disclosures and other information, and the parties have also engaged in settlement discussions.  In the absence of a settlement, the Company is unable to make a determination as to the likelihood of a favorable outcome or to estimate the amount or range or possible loss or gain and the impact, if any, of this claim will have on the Company and its operations.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2009, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2009.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two matters were submitted for a vote at the Company’s Annual Meeting of Stockholders held on November 23, 2009 by holders of record of the Company’s common stock, par value of $0.002 per share at the close of business on October 23, 2009 (the “Record Date”), which was determined to be 20,249,442 shares of common stock. The holders of 13,223,600 shares of common stock, a majority, were present in person or represented by proxy at the meeting. The three matters and the results of the voting at the Annual Meeting are as follows:

1.
To elect three Class I directors for a three year term to serve until 2012 Annual Meeting of Stockholders. The number of votes cast at the meeting for the election of the three (3) directors for a three year term to the 2012 Annual Meeting of Stockholders were as follows:

2.	To ratify increasing the number of shares under the Company’s Stock Option Plan from 11,000,000 to 13,000,000 were as follows:

3.
To ratify the appointment of Friedman LLP as the Company’s independent auditors. The number of votes cast at the meeting for the proposal to ratify Friedman LLP as the Company’s independent auditors were as follows:

Item 5. OTHER INFORMATION

On November 24, 2009, MDC, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial, LLC (“CD Financial”).  The CD Note matures on November 24, 2010 and bears interest at the rate of 5%.  Interest is accrued monthly and is payable upon maturity.  In the event of default or change of control occurs; CD Financial has the right to accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on this promissory note. For a more detailed description of the promissory note from CD Financial please see copy of the CD Note attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

(a)           Exhibits

Exhibit
Number

10.1	Promissory Note, dated November 24, 2009
31.1	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 12, 2010	By:	/s/ E. Gerald Kay
E. Gerald Kay
President and Chief Executive Officer

Date: February 12, 2010	By:	/s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer & Senior Vice President