Form 10-Q
period 2010-03-31
INTEGRATED BIOPHARMA INC
filed 2010-05-19
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 þ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

OR

  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

       Yes þ   No 

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

       Yes   No þ
Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 19, 2010
Common Stock, $0.002 par value	20,519,342 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Nine Months Ended March 31, 2010

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

Item 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,	
	2010	2009	2010	2009
Sales, net	$ 7,460	$ 8,274	$ 27,256	$ 28,823
Cost of sales	6,980	6,404	21,197	21,652
Gross profit	480	1,870	6,059	7,171
Selling and administrative expenses	2,382	3,241	8,492	10,966
Operating loss	(1,902)	(1,371)	(2,433)	(3,795)
Other (expense) income:				
Interest expense	(526)	(561)	(1,906)	(1,677)
Litigation settlements, net	500	-	400	-
Change in fair value of derivative instruments	9	-	50	-
Other income	8	63	57	165
Other expense, net	(9)	(498)	(1,399)	(1,512)
Loss from continuing operations before income taxes	(1,911)	(1,869)	(3,832)	(5,307)
Federal and state income tax expense, net	14	7	32	5,593
Loss from continuing operations	(1,925)	(1,876)	(3,864)	(10,900)

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended March 31, 2010	Nine months ended March 31, 2009
Cash flows used in operating activities:		
Net loss	$ (3,864)	$ (14,850)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:		
Loss from discontinued operations	-	3,323
Loss from sale of Hauser	-	627
Depreciation and amortization	338	401
Accretion of financing instruments	1,139	902
Change in fair value of derivative instruments	(50)	-
Deferred income taxes	-	5,566
Allowance for doubtful accounts	(58)	54
Compensation expense for consulting services	148	148
Compensation expense for employee stock options	728	1,045
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	1,279	875
Inventories	492	(335)
Other current assets	(7)	285
(Decrease) increase in:		
Accounts payable	(117)	1,399
Income taxes payable	6	(80)
Accrued expenses and other current liabilities	(103)	(722)
Net cash provided used in operating activities - continuing operations	(69)	(1,362)
Net cash provided from (used in) operating activities - discontinued operations	18	(903)
Net cash used in operating activities	(51)	(2,265)
Cash flows from investing activities:		
Purchases of property and equipment	(70)	(42)
Net proceeds from sale of Hauser	-	1,010
Net cash (used in) provided from investing activities - continuing operations	(70)	968
Net cash used in investing activities - discontinued operations	-	(130)
Net cash (used in) provided from investing activities	(70)	838
Cash flows from financing activities:		
Proceeds from the exercise of stock options	-	1,341
Proceeds from note payable - CD Financial, LLC	300	-
Repayments under capitalized lease obligations	(14)	-
Dividends paid	-	(2)
Net cash provided by financing activities - continuing operations	286	1,339
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	286	1,339
Net increase (decrease) in cash and cash equivalents	165	(88)
Decrease in cash and cash equivalents - discontinued operations	-	192
Cash and cash equivalents at beginning of period	570	670
Cash and cash equivalents at end of period	$ 735	$ 774

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

Note 1. Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements for the interim periods are unaudited and include the accounts of the Company. The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“10-K”), as filed with the SEC. The June 30, 2009 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2010, are not necessarily indicative of the results for the full fiscal year ending June 30, 2010 or for any other period.

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

These condensed consolidated financial statements, reflect the spin-off of iBio, Inc. (“iBio”), the sale of InB: Hauser Pharmaceuticals, Inc. (“Hauser”), the discontinued operations of The Organic Beverage Company (“TOBC”), and related transactions (see Note 3. – Discontinued Operations).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

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

For both the three and nine months periods ended March 31, 2010 and 2009, total options and warrants of 3,268,721 and 3,073,017, respectively, to purchase shares of common stock, were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

For both the three and nine month periods ended March 31, 2010, 25,000 options to purchase shares of common stock with exercise prices below the market price, were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.

For both the three and nine month periods ended March 31, 2010 and 2009, common share equivalents of 2,250,000 and 1,779,755, respectively, related to the Convertible Note Payable were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

Note 2. Liquidity and Going Concern. The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows for the three consecutive fiscal years ended June 30, 2009, including a net loss attributable to common stockholders of $19,367 and negative operating cash flows of $2,752 for the year ended June 30, 2009. For the nine months ended March 31, 2010, the Company had a net operating loss of $2,433 and a net loss of $3,864.  At March 31, 2010, the Company had cash and cash equivalents of $735, a working capital deficit of $8,381, primarily attributable to the amended Notes Payable (See Note 7(a)(ii)) in the amount of $7,805, which were due on November 15, 2009, the Convertible Note Payable in the amount of $3,354 (See Note 7(a)(i)) and an accumulated deficit of $48,229.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company defaulted on the $7,805 outstanding amount of Notes Payable by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance. The Company has engaged a financial advisory firm to assist it in developing a comprehensive strategy regarding a financial and/or business restructuring.  As of May 19, 2010, the Company has not repaid the Notes Payable or the default interest referenced in the Notice; however, the Company is in negotiations to restructure or amend the Notes Payable with the holder who sent the Notice. There can be no assurance that the Company will be able to negotiate a successful restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As a result of the event of default that arose based upon the Company’s failure to pay the Notes at maturity, the note holders have the right to: (i) give the Company an Acceleration Notice, which would (a) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (b) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (a) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company and (ii) foreclose on the Company’s assets, which are pledged as collateral.  As of May 19, 2010, the Company has not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised these rights.

Assuming the Company is able to raise additional capital and/or refinance its Notes Payable, and it is not adversely affected by the current economic conditions, the Company believes that its available capital as of March 31, 2010 will enable it to continue as a going concern.  However, there can be no assurance that the Company will be able to raise additional capital or successfully refinance the amended Notes Payable of at least $7,805, upon acceptable terms, nor that the current economic conditions will not negatively impact it. If the Company is unable to raise additional capital or successfully refinance its amended Notes Payable of at least $7,805 upon acceptable terms, it would have a material adverse effect on the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

Note 3. Discontinued Operations

In the fiscal year ended June 30, 2009, the Company classified the spin-off of iBio in August 2008, the sale of Hauser in March 2009 and the discontinued operations of TOBC in June 2009 as discontinued operations for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported for all periods presented. The remaining net assets of TOBC are classified as assets and liabilities related to discontinued operations in the Company’s condensed consolidated balance sheet as of March 31, 2010 and June 30, 2009.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

The net assets from discontinued operations were comprised of the following:

(a)
Spin-off of iBio – In August 2008, the Company completed the spin-off of iBio.  iBio revenues from discontinued operations were $169 for the nine months ended March 31, 2009.  The Company’s loss from the discontinued operations of iBio, net of taxes, was $105 for the nine months ended March 31, 2009.

(b)
Sale of Hauser – In March 2009, the Company entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of its wholly owned subsidiary Hauser to Cedarburg Pharmaceuticals, Inc. (“Cedarburg”). Prior to the sale of Hauser, the Company sold substantially all the assets of INB: Paxis Pharmaceuticals, Inc. (“Paxis”) and transferred outstanding payables owed by Paxis (the “Net Assets of Paxis”) to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company.  The Net Assets of Paxis transferred under this transaction were owned by Hauser at the time of the sale of Hauser’s common stock to Cedarburg and are no longer assets and liabilities of the Company. The Company continues to own certain assets of Paxis through its ownership of common stock of Paxis. The purchase price received by the Company in connection with the sale of Hauser consisted of $1,160 in cash and a promissory note in favor of the Company in the principal amount of $340. The promissory note matured on March 17, 2010 and had an interest rate of 12% per annum, payable quarterly. On April 7, 2009, this promissory note was sold to CD Financial, LLC, a related party and the holder of the Company’s Convertible Note Payable (see Note 7(a)(i)), for the full principal amount of $340 and accrued interest of $2.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

The Hauser revenues from discontinued operations were $578 and $2,761 for the three and nine months ended March 31, 2009, respectively. The Company’s net loss from the Hauser discontinued operations, net of taxes were $476 and $2,249 for the three and nine months ended March 31, 2009, respectively.  As a result of the sale of Hauser, the Company recognized a loss of $627 during the three and nine months ended March 31, 2009, as follows:

(c)
Discontinued operations of TOBC – During the nine months ended March 31, 2009, the Company curtailed its operations of TOBC and combined the sales efforts for the Syzmo™ product line with the AgroLabs products.  In June 2009, the Company determined that the Syzmo™ product line was to be discontinued as the Company did not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.

Revenues from TOBC’s discontinued operations were $55 and $206 for the three and nine months ended March 31, 2009. The Company’s net losses from TOBC’s discontinued operations were $597 and $969 for the three and nine months ended March 31, 2009.

The Company’s revenue and loss from discontinued operations, net of taxes, from these events were $633 and $1,073 for the three months ended March 31, 2009, respectively, as follows:

The Company’s revenue and loss from discontinued operations, net of taxes, from these events were $3,136 and $3,323 for the nine months ended March 31, 2009, respectively, as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

Note 4. Intangible Assets, net

Intangible assets consist of trade names, license fees, and unpatented technology. The carrying amount of other intangible assets, net is as follows as of:

Amortization expense from continuing operations recorded on the intangible assets for each of the three and nine months ended March 31, 2010 and 2009 was $34 and $104, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Included in the Company’s loss from discontinued operations is amortization expense of $18 and $68 for the three and nine months ended March 31, 2009, respectively.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 5. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

Note 6. Property and Equipment, net

Property and equipment consists of the following as of:

Depreciation and amortization expense was $81 and $78 for the three months ended March 31, 2010 and 2009, respectively and $235 and $298 for the nine months ended March 31, 2010 and 2009, respectively.

Note 7. Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock

(a)  On February 21, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds, in the aggregate, of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 per share (see Note 11(d) Series C Redeemable Convertible Preferred Stock), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also has recorded $218 of deferred financing costs associated with the SPAs and $130 of such deferred financing costs were netted against the gross proceeds received. These costs were allocated to each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction to which the costs were allocated. As of March 31, 2010 and June 30, 2009, the Company had $24 and $41 of deferred financing costs remaining, respectively.  As of March 31, 2010, the remaining balance will be amortized to interest expense over eleven months. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of the Company’s assets. Concurrently with entry into the SPAs, the Company terminated its outstanding credit facilities with Amalgamated Bank in the amount of $16,333 with the repayment of $16,006.

(i) CD Financial, LLC (“CD Financial”), a related party, provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, and $4,500 in principal amount of Convertible Note Payable. The Company allocated the proceeds and the discount based on the relative fair value of the Convertible Note Payable and the Series C Preferred Stock. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock. The Company recorded a beneficial conversion feature of $715 on the Convertible Note Payable that was being accreted over the three-year period until maturity or the redemption of the Convertible Note Payable. The Company also recorded a beneficial conversion feature on the Series C Preferred Stock of $608 which was accreted over the five-year maturity period until the redemption of the Series C Preferred Stock in August 2008. As of March 31, 2010 and June 30, 2009, the unpaid discount on the Series C Preferred Stock and Convertible Note Payable in the amount of $163 is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

The beneficial conversion features were accreted using the effective interest rate method until July 1, 2009 when the Company adopted “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  As of July 1, 2009, the Company recorded an accumulated adjustment to account for the embedded derivative liability of the conversion feature of the Convertible Note Payable, resulting in a decrease to additional paid in capital of $715, a decrease in accumulated deficit of $2,097, a decrease in the carry value of the Convertible Note Payable of $1,426 and the recognition of a derivative liability of $44.  As of March 31, 2010, the related derivative liability to the Convertible Note Payable decreased to $2 and is included in accrued expenses and other current liabilities in the accompanying condensed balance sheets.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes options pricing model:

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

Included in Other Expense, net in the accompanying Condensed Consolidated Statement of Operations, is $8 and $25 related to the accretion of the discount and $255 and $716 related to the accretion of the embedded derivative liability related to the Convertible Note Payable, for the three and nine months ended March 31, 2010, respectively, and $8 and $16 related to the accretion of the discount and $65 and $195 accretion of the embedded derivative and beneficial conversion feature on the Convertible Note Payable, respectively, for the three and nine months ended March 31, 2009, respectively.  As of March 31, 2010, the Company had interest in arrears of $182 on the Convertible Note Payable.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  The Company resumed interest payments on the Convertible Note Payable in August of 2009.  In March 2010, CD Financial orally agreed to defer the interest owed for April 2010, in the amount of $36, to assist the Company in meeting its short term cash flow requirements.  Monthly interest payments will resume for interest owed for May 2010.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

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

(ii) Imperium, provided gross proceeds of $9,837, including a discount of $163, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, $7,000 in principal amount of 8.0% Notes Payable and 200,000 shares of the Company’s common stock. The Notes Payable originally matured on February 21, 2009. The Company allocated the proceeds and the discount based on the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock. The Company amortized, to interest expense, the discount applied to the Notes Payable over the term of the notes and charged to Additional Paid in Capital the discounts applied to the Series C Preferred Stock and the common stock. The Company recorded a beneficial conversion feature on the Series C Preferred Stock of $608. The beneficial conversion feature was accreted over the five-year maturity period until the redemption of the Series C Preferred Stock in August 2008. The beneficial conversion features were accreted using the effective interest rate method. For the three and nine months ended March 31, 2009, included in Other Expense, net in the accompanying Condensed Consolidated Statement of Operations, is none and $322, respectively, related to the accretion of the discount on the Notes Payable.

On October 14, 2008, the Company and the Notes Payable holders amended their SPA to extend the maturity from February 21, 2009 to November 15, 2009 (See Note 2. Liquidity and Going Concern). In consideration for extending the maturity of the Notes Payable, the Notes Payable holders will forgo the 200,000 shares of common stock as additional interest and the Company  (i) granted a 11.5% premium on the principal, thus aggregating a principal balance due of $7,805 and certain other amounts payable under the Notes Payable, if any, (ii) certain new covenants are applicable to the Company effective October 14, 2008, (iii) the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term at an exercise price of $0.80 per share, and (iv) the registration of the resale of the shares of the Company’s Common Stock for which the warrants are exercisable. Since the October 14, 2008 amendment significantly modified the terms of the original Notes Payable, the Company accounted for the amendment as an extinguishment of the original Notes Payable and issuance of new Notes Payable.  As a result of the extinguishment of the original Notes Payable, the Company accelerated the amortization of the then remaining discount of $178 and prepaid financing costs of $32 applied to the original Notes Payable to interest expense. Furthermore, the Company reversed the accrual of additional consideration of $208 related to the 200,000 shares of the Company’s common stock.

The amended Notes Payable in the amount of $7,000 bear an interest rate of 8.0% and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method, which resulted in additional interest expense for the three and nine months ended March 31, 2010 of none and $288, respectively.  As of July 1, 2009, the warrants issued were deemed to have a derivative liability resulting in an accumulated adjustment to account for the embedded derivative liability of the strike price resulting in a decrease to additional paid in capital of $169, a decrease in accumulated deficit of $141, a decrease in the carry value of the amended Notes Payable of $6 and the recognition of a derivative liability of $34.  As of March 31, 2010, the related derivative liability to the warrants decreased to $26 and is included in accrued expenses and other current liabilities in the accompanying condensed balance sheets.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes options pricing model:

The discount to the amended Notes Payable for the embedded derivative was accreted using the effective interest method and resulted in interest expense for the three and nine months ended March 31, 2010 of none and $65, respectively and the discount expensed in the three and nine months ended March 31, 2009 were $179 and $402 of interest expense for the three and nine months ended March 31, 2009, respectively. The Company also recorded an additional $10 of deferred financing costs as a result of the issuance of the amended Notes Payable and amortized the deferred financing costs to interest expense using the effective interest method. The amount amortized to interest expense relating to the amended Notes Payable for the three and nine months ended March 31, 2010 was less than $1 and $3, respectively and $2 and $5 for the three and nine months ended March 31, 2009, respectively.

(b) On November 24, 2009, MDC, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial (see Note 7(a)(i)).  The CD Note matures on November 24, 2010 and bears interest at the rate of 5%.  Interest is accrued monthly and is payable upon maturity.

The following table presents the stated value/principal of each of the securities issued in connection with the debt outstanding as of March 31, 2010:

The Company accreted $54 and $1,137, in the nine months ended March 31, 2009, for the Series C Preferred Stock dividend and for the acceleration of the deemed dividend from the beneficial conversion feature of the Series C Preferred Stock, respectively (See Note 11(d) Series C Redeemable Convertible Preferred Stock).  Such amounts are included in the accompanying Condensed Consolidated Statement of Operations.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

The weighted average interest rate paid was 8.59% in each of the three and nine months ended March 31, 2010 and 2009.  As of March 31, 2010 and June 30, 2009, the Company had accrued and unpaid interest of approximately $267 and $192, respectively, for the Notes Payable and Convertible Note Payable.  (See Note 7(a) above).

On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance. The Company has engaged a financial advisory firm to assist it in developing a comprehensive strategy regarding a financial and/or business restructuring.  As of May 19, 2010, the Company has not repaid the Notes Payable or the default interest referenced in the Notice; however, the Company is in negotiations to restructure or amend the Notes Payable with the holder who sent the Notice. There can be no assurance that the Company will be able to negotiate a successful restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As a result of the event of default that arose based upon the Company’s failure to pay the Notes at maturity, the note holders have the right to:  (i)  give the Company an Acceleration Notice, which would (a) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (b) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (a) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company and (ii) foreclose on the Company’s assets which are pledged as collateral.  As of May 19, 2010, the Company has not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised these rights.

Note 8. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250 through December 31, 2013. As of March 31, 2010, the Company had $272 of uninsured deposits at these financial institutions.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances was $240 and $298 at March 31, 2010 and June 30, 2009, respectively.

(c) Major Customers. For the three and nine months ended March 31, 2010, approximately 63.8% and 77.9%, respectively, of revenues was derived from two customers.  For the three and nine months ended March 31, 2009 approximately 74.2% and 80.1% of revenues were derived from three customers.  Accounts receivable as of March 31, 2010 from the two major customers represented approximately 41% of total accounts receivable. The loss of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

Approximately 50% the Company’s employees, located in its New Jersey facility, are covered by a union contract. The contract was renewed in August 2006 and will expire in August 2010.

Note 9. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by the Chairman of the Company’s Board of Directors, a director and majority shareholder and certain of his family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis. Rent expense for the three and nine months ended March 31, 2010 and 2009 on these leases were $195 and $217 and $560 and $610, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. At March 31, 2010 and June 30, 2009, the Company had an outstanding obligation of $668 and $443, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $286 and $267 for the three months ended March 31, 2010 and 2009 and $817 and $774 for the nine months ended March 31, 2010 and 2009, respectively. Rent expense is stated net of sublease income of approximately $3 and $9 for the three months ended March 31, 2010 and 2009, respectively and $21 and $26 for the nine month periods ended March 31, 2010 and 2009, respectively.  This is included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The minimum rental commitment for long-term non-cancelable leases is as follows:

 (b) Consulting Agreements.

Effective July 1, 2008, the Company entered into a three year consulting agreement with Jeffrey Leach (an employee of the Company as of the date of the agreement and its former President and Chief Executive Officer). Pursuant to the consulting agreement, Mr. Leach is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest. In connection with the consulting agreement, the Company issued 250,000 shares of the Company’s common stock to Mr. Leach.  In each of the three and nine months ended March 31, 2010 and 2009, the Company recorded $49 and $148, respectively, in stock compensation expense and is included in Selling and Administrative Expenses.  As of March 31, 2010, pre paid consulting fees of $247 will be expensed over the remaining period under the consulting agreement.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

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

The Company and Mr. Kay filed motions to dismiss the lawsuit for lack of personal jurisdiction.  In November 2009, the State of Texas agreed to dismiss the Company and Mr. Kay from the lawsuit.  The parties have now resolved all of the remaining issues in this lawsuit.  Neither party has admitted any liability.  Under the settlement agreement, the Company will make a payment to the State of Texas in the amount of $130 to be allocated to the State of Texas' judicial fund for programs approved by the Texas Supreme Court that provide basic civil legal services to the indigent; attorneys' fees and investigation costs incurred by the Office of the Attorney General; and investigative costs incurred by the Texas Department of State Health Services.  The Company recognized this payment obligation in its results of operations for the nine months ended March 31, 2010.

On April 23, 2009, Braker Five & Eight Investors, L.P., (the “Landlord”) filed an Original Petition relief and damages pursuant to a Lease Agreement for the premises located in Austin, Texas in the 126th Judicial District, Travis County, Texas, against BevSpec, Inc., Bioscience Technologies, Inc. dba The Organic Beverage Company, and Integrated BioPharma, Inc., as Guarantor (collectively, the “Defendants”).  The Landlord has sued for sums due under the Lease under breach of contract and guaranty theories.  The Company believed it had several meritorious defenses which would relieve it of all liability to the Landlord and had filed an answer in which it generally denied liability to the Landlord and asserted several affirmative defenses.  On April 23, 2010, the Landlord and the Company, attended a mediation meeting, during which the parties agreed to settle the suit for $38.  On April 28, 2010, the parties entered into a Compromise, Settlement and Mutual Release Agreement, settling the suit for the $38.  On May 11, 2010, an Order of Dismissal was adjudged and ordered in the District Court of Travis County, Texas in the 126th Judicial District dismissing all claims and counterclaims among the Landlord and the Defendants that have been or could have been brought.  The settlement amount was included in current liabilities related to discontinued operations as of June 30, 2009 and therefore, had no impact on the Company’s results of operations for the three and nine months ended March 31, 2010.

On or about August 10, 2009, AgroLabs, Inc. commenced an action in the Superior Court of New Jersey, Law Division, against defendants Kurt E. Cahill, Cheryl A. Cahill, Joseph E. Cahill, Jr. and Monty C. Lloyd (all of whom were previously employed by AgroLabs, Inc.) (the “Defendants”) for, among other things, breach of contract, breach of fiduciary duty, negligent performance of duties and other related relief.  On or about September 1, 2009, the defendants removed the action to the United States District Court for the District of New Jersey.  On or about September 15, 2009, the defendants filed an answer and affirmative defenses.  The defendants, however, asserted no counterclaims.  The parties exchanged initial disclosures and other information.  On February 19, 2010, the parties entered into a Settlement Agreement and Release, whereby, the Defendants paid AgroLabs $500 in settlement of the action.  An order of dismissal was entered on February 19, 2010, dismissing the case with each party bearing their own costs.  The settlement amount of $500 is included in Other expense, net in the Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2010.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

Note 10. Related Party Transactions

The Company has a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Chairman of the Company’s Board of Directors, a director and majority shareholder. This agreement is on a month-to-month basis for $1 per month. The total consulting expense recorded per this agreement for each of the three and nine months ended March 31, 2010 and 2009 was $3 and $9 in each period. The Company had another consulting agreement with EVJ, LLC, a limited liability company controlled by Robert Kay, a director of the Company, the Chairman of its subsidiary, Paxis, and a brother of E. Gerald Kay and Eugene Kay. This agreement was assumed by and became a liability of the Company as a part of the Company's acquisition of Paxis in the fiscal year ended June 30, 2004. The total consulting expense under this agreement was $15 for the nine month period ended March 31, 2009 and is included in discontinued operations in the accompanying condensed consolidated statement of operations.  The agreement was terminated in August 2008.

Carl DeSantis, a director of the Company and a member of CD Financial (see Note 7(a)(i)) and CD Financial have guaranteed certain liabilities of the Company.  On April 7, 2009, CD Financial entered into a Guaranty Agreement with Creative Flavors, Inc. (“CFC”), a major supplier of the Company, guaranteeing up to $500 of the Company’s outstanding obligation with CFC.  The guaranty was terminated on March 10, 2010 by written notice to CFC from CD Financial.  As of March 31, 2010, the Company had a remaining outstanding obligation to CFC in the amount of $151 under the guarantee, which amount is included in accounts payable in the Company’s Condensed Consolidated Balance Sheet.

On July 1, 2009, the Company entered into a credit and payment agreement (the “Payment Agreement”) with a major supplier, Triarco, Inc. (“Triarco”).  Under the terms of the Payment Agreement, the Company is obligated to pay its past due balance in eight equal installments of $50 beginning August 1, 2009 and Mr. DeSantis agreed to separately guaranty (the “Personal Guaranty”) the Company’s obligations to Triarco. In exchange, Triarco agreed to extend additional credit of $400 (the “Additional Amount Outstanding”) on net thirty day terms beginning with trade payables dated June 24, 2009.  The Personal Guaranty was limited to the lesser of the aggregate amount owed to Triarco, or $800.  On March 10, 2010, Mr. DeSantis decreased his Personal Guaranty to $200.  As of March 31, 2010, the Company owes Triarco $334 under the Additional Amount Outstanding, this amount is included in accounts payable in the Company’s Condensed Consolidated Balance Sheet.

CD Financial and Mr. DeSantis did not receive any compensation from the Company in connection with these guarantees.

See Note 7(a)(i) and 7(b) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 9(a) - Leases for related party lease transactions.

Note 11. Equity Transactions

(a) Stock Option Plan and Warrants. There were no stock options or warrants issued in the three and nine months ended March 31, 2010.  During the nine months ended March 31, 2009, there were stock options authorized by the Board of Directors to Company employees and Directors to purchase 1,000,000 shares of common stock and warrants to purchase 500,000 shares of common stock at $0.80 in connection with the amended Notes Payable agreement (See Note 7(a)(ii) Notes Payable). During the three and nine months ended March 31, 2010 and 2009, the Company has incurred stock compensation expense of $169 and $284 and $728 and $1,045, respectively.  Included in discontinued operations is stock compensation of $1 and $22 for the three and nine months ended March 31, 2009.  In the nine month period ended March 31, 2009, certain key executives and a significant shareholder of the Company exercised stock options for shares of common stock of 2,095,852 which provided cash proceeds to the Company of approximately $1,341.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

(b) Restricted Stock Award. There were no restricted stock awards issued in the three and nine months ended March 31, 2010 and 2009, respectively.

(c) Consulting Agreements. Effective July 1, 2008, the Company entered into two three-year consulting agreements which resulted in the issuance of 350,000 shares of the Company’s common stock.  On the effective date of these consulting agreements, the Company recognized prepaid consulting expenses of $830 with a corresponding increase in common stock and additional paid in capital. During the three and nine months ended March 31, 2010 and 2009, the Company amortized $49 and $10, and $148 and $148, respectively, to selling and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The consulting expenses will continue to be amortized into selling and administrative expenses over the three year terms, of the consulting agreements.

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

During July and August 2008, all 6,269 Series C Preferred Stock (inclusive of cumulative dividends of 269 shares of Series C Preferred Stock) were converted into 2,639,204 shares of the Company’s common stock. The conversion resulted in an increase to common stock of $5 and additional paid in capital of $6,264. Also during the nine months ended March 31, 2009, the Company incurred a deemed dividend from beneficial conversion feature of the Series C Preferred Stock of $1,137 as a result of accelerating the accretion of the beneficial conversion feature and the discount, respectively.

Dividends of the Series C Preferred Stock were 10% per annum, payable on an annual basis, by the Company in shares of the Company's Series C Preferred Stock. Accordingly, the Company had accrued approximately $216 at June 30, 2008, and incurred $54 during the nine months ended March 31, 2009, which were paid in Series C Preferred Stock and cash for the fractional shares during the period ended March 31, 2009. The redemption of the shares of Series C Preferred Stock accelerated a payment of a dividend on the Series C Preferred Stock.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 AND JUNE 30, 2009 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(in thousands, except share and per share amounts)

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2010. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2009.

Results of Operations

Our results from operations in the following table, which for the three and nine months ended March 31, 2009, have been reclassified as a result of discontinued operations, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009

Sales, net. Sales, net, for the nine months ended March 31, 2010 and 2009 were $27.3 million and $28.8 million, respectively, a decrease of approximately $1.5 million or 5.4%. The decrease is comprised of the following:

For the nine months ended March 31, 2010, approximately 78% of total net sales were derived from two customers as compared to 80% of total net sales from three customers for the nine months ended March 31, 2009.  The loss of any of these customers would have an adverse affect on our operations.  We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

The decrease in our net sales is the result of a decrease in sales of our branded proprietary Nutraceutical product line of approximately $4.8 million due to declining sales of our original three products introduced to the market four years ago and increased promotional pressures of one of our major customers as a result of increased competition for our liquid nutraceutical products.  Management believes that the original three products introduced into the market four years ago, have reached their marketing life cycle and has focused its efforts on introducing new products into the market place, including packaging, product size and new formulations.  Our contract manufacturing product sales increased by approximately $3.4 million primarily from increased sales to its major customer, Herbalife.  The remaining Nutraceutical product lines had net sales decreases of approximately $0.2 million compared to the prior period.

Cost of sales.  Cost of sales decreased by $0.5 million to $21.2 million for the nine months ended March 31, 2010 as compared to $21.7 million for the nine months ended March 31, 2009. Cost of sales increased as a percentage of sales to 77.8% for the nine months ended March 31, 2010 as compared to 75.1% for the nine months ended March 31, 2009. The increase in cost of goods sold amount was primarily the result of increased promotional and sales allowances in our branded proprietary Nutraceutical product line (this increase in sales allowances decreases the effective selling price to our customer, thereby increasing the cost of goods sold on these products), offset by a decrease in costs of goods sold as a percentage of sales for our contract manufacturing business which has fixed manufacturing costs regardless of the dollars sold and when sales increase in this area, our cost of goods sold as a percentage will decrease.

Selling and Administrative Expenses.  Selling and administrative expenses were $8.5 million for the nine months ended March 31, 2010, as compared to $11.0 million for the nine months ended March 31, 2009, a decrease of $2.5 million or 22.6%. As a percentage of sales, net, selling and administrative expenses were 31.2% for the nine months ended March 31, 2010 and 38.0% for the prior comparable period.

The net decrease in selling and administrative expenses of $2.5 million is mainly due to decreases in:
•	advertising and marketing ($1.0 million),
•	compensation and employee benefits ($0.4 million),
•	stock compensation expenses ($0.3 million),
•	travel and entertainment ($0.3 million),
•	investor, public relations and regulatory ($0.2 million),
•	insurance ($0.1 million), and
•	other expenses ($0.2 million);

Our advertising and marketing costs decreased by approximately $1.0 million in the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products.  Advertising and marketing costs as a percentage of sales that the advertising relates to was approximately 20% of net sales in both periods.

Our compensation and employee benefits decreased by $0.4 million as a result of decreasing our corporate staff by two employees, the suspension of the company match of employee’s retirement savings deferrals in the profit sharing plan and the decreased cost resulting from switching professional employment organizations (reduced administrative costs with outsourcing our human resources functions and employee benefits).  Our stock compensation expense decreased by $0.3 million primarily due to the significant decrease in the market value of our common stock from year to year at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements) and there were no stock options granted in the nine months ended March 31, 2010.

Travel and entertainment decreased by $0.3 million as a result of the decreased head count in the corporate staff and decreased spending on meals and entertainment.  Investor, public relations and regulatory fees decreased by $0.3 million as result of our common stock not trading on the NASDAQ for the nine months ended March 31, 2010 compared to part of the nine month period ended March 31, 2009.  Insurance expense decreased by $0.1 million due to decreases in our premiums and the decrease in sales.  Other expenses decreased by $0.2 million as a result of decreased spending primarily on office expenses and bad debt expense.

Other expense, net. Other expense, net was approximately $1.4 million for the nine months ended March 31, 2010 compared to $1.5 million for the nine months ended March 31, 2009, and is composed of:

The increase in interest expense of approximately $0.2 million is attributable to the adoption of the accounting for derivative liabilities in connection with embedded derivatives in our Convertible Note Payable and Warrants issued in connection with our amended Notes Payable.  Litigation settlements, net represents $0.5 million received from the settlement of the suit with the former management of AgroLabs and offset by $0.1 million paid to the State of Texas settling the related lawsuit in the nine months ended March 31, 2010, with no such amounts received or occurred in nine months ended March 31, 2009.

Federal and state income tax, net. For the nine months ended March 31, 2010 and March 31, 2009, we had a small amount of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Loss from discontinued operations. On August 18, 2008, we completed our distribution of our Biotechnologies segment. The net loss from our Biotechnologies segment, included in our results for the nine months ended March 31, 2009, was $0.1 million.

On March 17, 2009, we entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of our wholly owned subsidiary Hauser to Cedarburg. On January 31, 2009, the Company sold substantially all the assets of Paxis net of its outstanding payables, to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company.  The net loss from the Pharmaceuticals segment, included in our results for the nine months ended March 31, 2009, was $2.2 million.  We also had a loss on the sale of Hauser of $0.6 million in the nine months ended March 31, 2009.

In June 2009, we discontinued the operations of our subsidiary TOBC, as we do not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.  The net loss from this discontinued product line was $1.0 million for the nine months ended March 31, 2009.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the nine months ended March 31, 2010 was $3.9 million as compared to $16.0 million for the nine months ended March 31, 2009. This decrease in net loss applicable to common shareholders of approximately $12.1 million is primarily the result of decreases in: (i) operating losses from continuing operations of $1.4 million, (ii) income tax expense of $5.6 million, (iii) net losses from discontinued operations of $4.0 million; and (iv) Series C Preferred Stock dividend and deemed dividend from beneficial conversion of the preferred stock of $1.2 million, which was a result of the holders of the Series C Preferred Stock converting their respective shares of Series C Preferred Stock into shares of our common stock in the nine months ended March 31, 2009.  This conversion resulted in permanent equity for us, as the Series C Preferred Stock replaced $6,000 of our current and long-term obligations. These decreases were offset by an increase in other expenses, net of $0.1 million.

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Sales, net. Sales, net, for the three months ended March 31, 2010 and 2009 were $7.5 million and $8.3 million, respectively, a decrease of $0.8 million or 9.8%. The decrease is comprised of the following:

For the three months ended March 31, 2010, approximately 64% of total net sales were derived from two customers as compared to 74% of total net sales from three customers for the three months ended March 31, 2009.  The loss of any of these customers would have an adverse affect on our operations.  We continue to expand our customer base by expanding from selling our proprietary branded Nutraceutical products primarily to “club” stores to the retail sales segment and expanding our sales in the international market and e-commerce markets.

The decrease in our net sales is the result of decreased sales in our branded proprietary Nutraceutical product line of approximately $3.5 million in part due to decreased sales to the club stores that we have been dependent on for sales of our branded proprietary Nutraceutical product line.  In the three months ended March 31, 2010, the Company experienced increased competition in the market place for product placement in the club level stores and increased spending in promotional dollars and sales allowances. Our contract manufacturing business had increased net sales of approximately $2.7 million.  The performance of our remaining Nutraceutical product lines were about the same in each of the three month periods ended March 31, 2010 and 2009.

Cost of sales.  Cost of sales increased by $0.6 million to approximately $7.0 million for the three months ended March 31, 2010 as compared to $6.4 million for the three months ended March 31, 2009. Cost of sales increased as a percentage of sales to 93.6% for the three months ended March 31, 2010 as compared to 77.4% for the three months ended March 31, 2009. The increase in costs of sales as a percentage of net sales is primarily the result of our sales and returns allowance increasing from a rate of approximately 20% for our branded proprietary Nutraceutical product line to approximately 43% for the three months ended March 31, 2010.  This sudden increase was primarily attributable to one customer and is not expected to be repeated in the three months ended June 30, 2010.  These increases in the cost of goods sold as a percentage of net sales were offset by decreases in the contract manufacturing business cost of goods sold as a percentage of sales as there were $2.7 million in more sales in the three months ended March 31, 2010 to absorb more of the fixed overhead of operating the manufacturing facility compared to the three months ended March 31, 2009.

Selling and Administrative Expenses.  Selling and administrative expenses were $2.4 million for the three months ended March 31, 2010, as compared to $3.2 million for the three months ended March 31, 2009, a decrease of $0.8 million or approximately 26.5%. As a percentage of sales, net, selling and administrative expenses were 31.9% for the three months ended March 31, 2010 and 39.2% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.8 million is mainly due to decreases in:
•	advertising and marketing ($0.3 million)
•	other expenses ($0.2 million)
•	travel and entertainment ($0.1 million)
•	non cash compensation ($0.1 million), and
•	compensation and employee benefits ($0.1 million).

Our advertising and marketing costs decreased by approximately $0.3 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily as a result of a net decrease of $0.3 million in in-store demonstrations (“demos”) of our products at our customers stores’ locations. Other expenses decreased by $0.2 million as a result of decreased spending primarily on product liability insurance, office expenses, investor relations and regulatory costs.  Travel and entertainment decreased by $0.1 million as a result of the decreased head count in the corporate staff and decreased spending on meals and entertainment.  Non cash compensation decreased by $0.1 million due to no additional stock options granted in the nine months ended March 31, 2010 which, if granted would have generated a new layer of non cash compensation cost for the three months ended March 31, 2010 that would not have existed for the three months ended March 31, 2009.  Lastly, our compensation and employee benefits decreased by $0.1 million from the three months ended March 31, 2010 from the three months ended March 31, 2009 due a reduction of work force and the decreased cost resulting from switching professional employment organizations (reduced administrative costs with outsourcing our human resources functions and employee benefits).

Other expense, net. Other expense, net was less than $0.01 million for the three months ended March 31, 2010 compared to approximately $0.5 million for the three months ended March 31, 2009, a net decrease of approximately $0.49 million.

The decrease in interest expense of approximately $0.04 million is attributable to the maturity of the amended Notes Payable on November 15, 2009, offset by an increase in interest as a result of the accounting policy adoption for derivative liabilities in connection with embedded derivatives in our Convertible Note Payable and Warrants issued in connection with our amended Notes Payable.  Litigation settlements, net represents $0.5 million received from the settlement of the suit with the former management of AgroLabs in the three months ended March 31, 2010 with no such receipt in the three months ended March 31, 2009.

Federal and state income tax, net. For the three months ended March 31, 2010 and March 31, 2009, we had a small amount of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Loss from discontinued operations. On March 17, 2009, we entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of our wholly owned subsidiary Hauser to Cedarburg. On January 31, 2009, the Company sold substantially all the assets of Paxis net of its outstanding payables, to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company.  The net loss from the Pharmaceuticals segment, included in our results for the three months ended March 31, 2009, was $0.5 million.  We also had a loss on the sale of Hauser of $0.6 million in the three months ended March 31, 2009.

In the June 2009, we discontinued the operations of our subsidiary TOBC, as we do not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.  The net loss from this discontinued product line was $0.6 million for the three months ended March 31, 2009.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the three months ended March 31, 2010 was $1.9 million as compared to $3.6 million for the three months ended March 31, 2009. This decrease in net loss applicable to common shareholders of approximately $1.7 million is primarily the result of the decrease in net losses from discontinued operations of $1.7 million. Our operating losses from continuing operations increased by $0.5 million offset by a decrease in other expense, net of $0.5 million.

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

At March 31, 2010, our working capital deficit was approximately $8.4 million, an increase of approximately $5.5 million from the working capital deficit of approximately $2.9 million at June 30, 2009. Our current assets decreased by $1.7 million and our current liabilities increased by $3.8 million, $3.4 million relating to the reclassification of our Convertible Note Payable – CD Financial LLC, net becoming current in February 2010.

Net cash used in operating activities of $0.05 million in the nine months ended March 31, 2010, includes a net loss of $3.9 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash used in operations before the effect of the changes in working capital components was $1.6 million. Cash provided by continuing operations from our working capital assets and liabilities in the amount of approximately $1.6 million, was the result of a decreases in accounts receivable of $1.3 million and in inventory of $0.5 million, and decreases in accounts payable, accrued expenses and other liabilities of $0.2 million.  Less than approximately $0.02 million of cash was provided by operating activities from our discontinued operations.

Net cash used in operating activities of $2.3 million for the nine months ended March 31, 2009 included a net loss of $14.8 million. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, deferred taxes, deferred income taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was approximately $2.8 million. Cash provided by continuing operations from working capital components in the amount of approximately $1.4 million was the result of decreases in accounts receivable of $0.9 million, prepaid expenses and other assets of $0.3 million and a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.5 million; offset by an increase in inventory of $0.3 million.  Approximately $0.9 million of cash was used in operating activities of our discontinued operations.

Cash used in investing activities was used for the purchase of fixed assets and was less than $0.1 million in each of the periods ended March 31, 2010 and 2009, respectively.  Additionally, in the nine months ended March 31, 2009, the sale of Hauser provided approximately $1.0 million of cash in our investing activities.  Cash used in our discontinued operations for investing activities for the nine months ended March 31, 2009 was approximately $0.1 million.

Cash provided by financing activities was approximately $0.3 million in the nine months ended March 31, 2010 and was provided by financing under a short term promissory note entered into with CD Financial, a related party and the holder of our Convertible Note Payable, offset by payments made on capitalized lease obligations of approximately $0.014 million.  Cash provided by financing activities was approximately $1.3 million for the nine months ended March 31, 2009 and was the result of proceeds from employees exercising stock options during the period.

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows for our past three fiscal years ended June 30, 2009, including a net loss attributable to common stockholders of $19.4 million and negative operating cash flows of $2.8 million for the fiscal year ended June 30, 2009. For the nine months ended March 31, 2010, we had net operating losses of approximately $2.4 million and a net loss of approximately $3.9 million.  As of March 31, 2010, we had cash and cash equivalents of approximately $0.7 million, a working capital deficit of approximately $8.4 million, primarily attributable to the matured amended Notes Payable in the amount of $7.8 million which were due on November 15, 2009, Convertible Debt in the amount of $3.4 and an accumulated deficit of $48.2 million.

The Company defaulted on the $7,805 outstanding amount of Notes Payable by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance. The Company has engaged a financial advisory firm to assist it in developing a comprehensive strategy regarding a financial and/or business restructuring.  As of May 19, 2010, the Company has not repaid the Notes Payable or the default interest referenced in the Notice; however, the Company is in negotiations to restructure or amend the Notes Payable with the holder who sent the Notice. There can be no assurance that the Company will be able to negotiate a successful restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As a result of the event of default that arose based upon the Company’s failure to pay the Notes at maturity, the note holders have the right to: (i) give the Company an Acceleration Notice, which would (a) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (b) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (a) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company and (ii)  foreclose on the Company’s assets pledged as collateral.  As of May 19, 2010, the Company has not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised these rights.

We have historically raised capital in private placements; however, we continue to sustain losses and we only recently had positive to break even cash flows from our operations; this may hinder our efforts in raising new capital or refinancing our matured debt. Additionally, current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. These factors raise substantial doubt as to our ability to continue as a going concern. Assuming we are able to raise additional capital and/or refinance our Notes Payable, and we are not adversely affected by the current economic conditions, we believe that our available capital as of March 31, 2010, plus the additional $7.8 million of additional capital and/or refinancing of our amended Notes Payable, will enable us to continue as a going concern. There are no assurances that we will be able to raise additional capital as needed or refinance our current Notes Payable upon acceptable terms, nor that the current economic conditions will not negatively impact us. If the current economic conditions negatively impact us or our operations, or we are unable to raise additional capital as needed upon acceptable terms, it would have a material adverse effect on the Company.

Our total annual commitments at March 31, 2010 for long term non-cancelable leases of approximately $553 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2010 and 2009 were approximately $0.1 million and less than $0.1 million, respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2010. The total amount is expected to be funded from cash provided from its operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three and nine months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company and Mr. Kay filed motions to dismiss the lawsuit for lack of personal jurisdiction.  In November 2009, the State of Texas agreed to dismiss the Company and Mr. Kay from the lawsuit.  The parties have now resolved all of the remaining issues in this lawsuit.  Neither party has admitted any liability.  Under the settlement agreement, the Company will make a payment to the State of Texas in the amount of $130,000 to be allocated to the State of Texas' judicial fund for programs approved by the Texas Supreme Court that provide basic civil legal services to the indigent; attorneys' fees and investigation costs incurred by the Office of the Attorney General; and investigative costs incurred by the Texas Department of State Health Services.  The Company recognized this payment obligation in its results of operations for the nine months ended March 31, 2010.

On April 23, 2009, Braker Five & Eight Investors, L.P., (the “Landlord”) filed an Original Petition relief and damages pursuant to a Lease Agreement for the premises located in Austin, Texas in the 126th Judicial District, Travis County, Texas, against BevSpec, Inc., Bioscience Technologies, Inc. dba The Organic Beverage Company, and Integrated BioPharma, Inc., as Guarantor (collectively, the “Defendants”).  The Landlord sued for sums due under the Lease under breach of contract and guaranty theories.  The Company believes it had several meritorious defenses which would relieve it of all liability to the Landlord and filed an answer in which it generally denied liability to the Landlord and asserted several affirmative defenses.  On April 23, 2010, the Landlord and the Company, attended a mediation meeting, during which the parties agreed to settle the suit for $37,500.  On April 28, 2010, the parties entered into a Compromise, Settlement and Mutual Release Agreement, settling the suit for the $37,500.  On May 11, 2010, an Order of Dismissal was adjudged and ordered in the District Court of Travis County, Texas in the 126th Judicial District dismissing all claims and counterclaims among the Landlord and the Defendants that have been or could have been brought.  The settlement amount was included in current liabilities related to discontinued operations as of June 30, 2009 and therefore, had no impact on the Company’s results of operations for the three and nine months ended March 31, 2010.

On or about August 10, 2009, AgroLabs, Inc. commenced an action in the Superior Court of New Jersey, Law Division, against defendants Kurt E. Cahill, Cheryl A. Cahill, Joseph E. Cahill, Jr. and Monty C. Lloyd (all of whom were previously employed by AgroLabs, Inc.) for, among other things, breach of contract, breach of fiduciary duty, negligent performance of duties and other related relief.  On or about September 1, 2009, the defendants removed the action to the United States District Court for the District of New Jersey.  On or about September 15, 2009, the defendants filed an answer and affirmative defenses.  The defendants, however, asserted no counterclaims.  The parties exchanged initial disclosures and other information.  On February 19, 2010, the parties entered into a Settlement Agreement and Release, whereby, the Defendants paid AgroLabs $500 in settlement of the action.  An order of dismissal was entered on February 19, 2010, dismissing the case with each party bearing their own costs.  The settlement amount of $500 is included in Other expense, net in the Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2010.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2009, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2009, except as follows:

Our inability to repay or refinance our Notes Payable, with a stated principal balance of $7.8 million, upon any default notice could adversely affect our liquidity, business, financial performance and going concern.

The Company defaulted on the $7,805 outstanding amount of Notes Payable by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance. The Company has engaged a financial advisory firm to assist it in developing a comprehensive strategy regarding a financial and/or business restructuring.  As of May 19, 2010, the Company has not repaid the Notes Payable or the default interest referenced in the Notice; however, the Company is in negotiations to restructure or amend the Notes Payable with the holder who sent the Notice. There can be no assurance that the Company will be able to negotiate a successful restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As a result of the event of default that arose based upon the Company’s failure to pay the Notes at maturity, the note holders have the right to: (i)  give the Company an Acceleration Notice, which would (a) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (b) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (a) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company and (ii)  foreclose on the Company’s assets pledged as collateral. As of May 19, 2010, the Company has not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised these rights.

In addition, if we are unsuccessful in our negotiating efforts to restructure or amend the Notes Payable with our current lenders and/or replacing our current lenders, our ability to continue as a going concern is at risk.

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

INTEGRATED BIOPHARMA, INC.

Date: May 19, 2010	By:	/s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: May 19, 2010	By:	/s/ Dina L. Masi
Dina L. Masi,
President and Chief Executive Officer