Form 10-Q/A
period 2010-05-19
INTEGRATED BIOPHARMA INC
filed 2010-05-19
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q/A

(Amendment No. 1)

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

       Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       Yes   No ☒
Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 19, 2010
Common Stock, $0.002 par value	20,519,342 Shares

Explanatory Statement

This Amendment No. 1 amends Integrated BioPharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 which was filed with the Securites and Exchange Commission on May 19, 2010.  The Company is filing this Amendment No. 1 to correct a typographical error found in the Signature page to the original filing.  Accordingly, the Signature page has been amended to reflect a correction of the typographical error.

This Amendment No. 1 does not include the entire Form 10-Q except as described in this explanatory note.  This Amendment No. 1 does not amend any other information set forth in the original filing.

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

34