Form 10-K
period 2010-06-30
INTEGRATED BIOPHARMA INC
filed 2010-09-28
CIK 1016504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-K

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2010	Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes | |	No | X |

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes | X |	No | |

Indicate by check mark whether the registrant (1) submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports).
Yes | |	No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
---------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2009 was $958,310

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 28, 2010
Common Stock, $.002 par value	20,619,342 Shares

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

PART I

Item 1.   Description of Business

General

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995.  The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s nutraceutical business includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers;  AgroLabs, Inc. (“AgroLabs”), which oversees the manufacture of and distributes for sale through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, 1st Choice Multi-Vitamin, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market, these are referred to as our branded proprietary nutraceutical business and/or products; and The Vitamin Factory, which sells private label Manhattan Drug products, through mail order catalogs and the Internet.

The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

During the first quarter of the fiscal year ended June 30, 2009, we curtailed operations of The Organic Beverage Company, formerly Bioscience Technologies, Inc. (“TOBC”), which manufactured, marketed and sold a USDA organic energy drink known as Syzmo™ which product was acquired by the Company from BevSpec, Inc. (“BevSpec”) in March 2007.  In June 2009, we discontinued this product as we determined that we did not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.

Through February 2009, the Company's business included a pharmaceutical segment.    On March 17, 2009, we consummated the sale of all of the issued and outstanding shares of the common stock of InB:Hauser Pharmaceutical Services, Inc. (“Hauser”) to Cedarburg Pharmaceuticals, Inc. (“Cedarburg”).   Hauser provided research, development and manufacturing testing services to the specialty chemical, pharmaceutical and natural products industries.  Prior to the sale of Hauser, we sold substantially all of the assets of InB:Paxis Pharmaceuticals, Inc. (“Paxis”), a wholly-owned subsidiary of the Company that manufactured and distributed Paclitaxel, to Hauser and transferred the outstanding payables owed by Paxis to Hauser in consideration for the outstanding intercompany debt between Hauser and Paxis.  The assets and liabilities transferred under this transaction were owned by Hauser at the time of the sale of Hauser’s common stock to Cedarburg and are no longer our assets or our liabilities. We continue to indirectly own certain remaining assets of Paxis through our common stock ownership of Paxis. Our selling price received in connection with the sale of Hauser consisted of approximately $1.2 million in cash and a promissory note in our favor in the principal amount of $340,000, which note matured on March 17, 2010 and bore interest at a rate of 12% per annum, payable quarterly. On April 7, 2009, we sold this promissory note for a purchase price equal to the full principal amount of $340,000 and accrued interest of approximately $2,000 to CD Financial, LLC, a related party and the holder of our Convertible Note Payable in the amount of $4.5 million.

On August 18, 2008, we spun-off our biotechnologies segment, iBio, Inc. (formerly, iBioPharma, Inc.) (“iBio”), which was focused on the discovery, development and commercialization of proprietary products from plants.  Each of our shareholders received one share of iBio’s common stock for each share they owned of our common stock as of August 12, 2008. The distribution qualified as a tax-free reorganization under Section 355 of the Internal Revenue Code of 1986, as amended.

On August 19, 2008, we entered into a Conversion Agreement with iBio, where approximately $5.2 million of the intercompany debt with iBio was contributed to additional paid in capital and $2.7 million of the intercompany debt which was used to purchase approximately 1.3 million shares of iBio, representing 6% of the then outstanding shares of iBio.

Additionally, on August 19, 2008, iBio closed on its $5.0 million capital raise in connection with its private placement of approximately ten percent (10%) of iBio. Such funds were released to iBio from an escrow account and it issued approximately 2.3 million shares of its common stock, at an estimated purchase price of approximately $2.13 per share. This private placement diluted our ownership in iBio to 5.4%.

The financial statements contained herein, reflect the spin-off, sale and discontinued operations and related transactions of iBio, Hauser and TOBC, respectively.

Significant Revenues from Major Customers

For the fiscal year ended June 30, 2010, a significant portion of our net sales, 77%, were concentrated among two customers, Herbalife International of America, Inc., and Costco Wholesale, Inc.  For the year ended June 30, 2009, a significant portion of our net sales, 81%, were concentrated among three customers, Herbalife International of America, Inc., Costco Wholesale, Inc. and Sam’s Club.  In the fiscal year ended June 30, 2010, our sales to Sam’s Club were less than 10% of our total net sales.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Raw Materials

The principal raw materials used in the manufacturing process in the Company’s nutraceutical business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, gelatin capsules, coating materials, organic and natural fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The gelatin capsules, coating materials and packaging materials are similarly widely available. The Company generally purchases its raw materials, on a purchase order basis, without long-term commitments.

Our principal suppliers are Creative Flavor Concepts, Inc., Triarco Industries, Inc., and DSM Nutritional Products, Inc.

Development and Supply Agreement

Effective July 15, 2009, the Company entered into a development and supply agreement with Herbalife International of America, Inc. (“Herbalife”) and certain of its affiliates, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. This agreement was amended on October 13, 2009 to extend the term through December 31, 2012. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any.

Seasonality

The nutraceutical business tends to be seasonal. We have found that in our first fiscal quarter ending on September 30th of each year, orders for our branded proprietary nutraceutical products usually slow (absent the addition of new customers or a new product launch with a significant first time order), as buyers in various markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in our second fiscal quarter, ending on December 31st of each year, orders for our products increase as the demand for our branded nutraceutical products seems to increase in late December to early January as consumers become health conscious as they enter the new year.

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

Variability of Quarterly Results and Impact of Advertising

In connection with our business plan to expand our branded nutraceutical business, advertising and promotional expenses, including those classified as a reduction of sales, were $5.4 million or 14.6% of net sales, in the fiscal year ended June 30, 2010, as compared to $7.4 million or 18.8% of net sales, in the fiscal year ended June 30, 2009. As we continue this program we may continue to incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before increases, if any, in revenues occur, as a result of the advertising and promotion, the program may increase variability of our quarterly results. Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

Government Regulations

The manufacturing, processing, formulation, packaging, labeling and advertising of our products are subject to regulation by a number of federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the United States Postal Service, the Consumer Product Safety Commission and the United States Department of Agriculture. Our activities are also regulated by various state and local agencies in which our products are sold. The FDA is primarily responsible for the regulation of the manufacturing, labeling and sale of our products. The operation of our vitamin manufacturing facility is subject to regulation by the FDA as a dietary supplement manufacturing facility. The United States Postal Service and the FTC regulate advertising claims with respect to the Company’s products. In addition, we manufacture and market certain of our products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. (“USP”) and other voluntary standard organizations.

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

The FTC regulates the marketing practices and advertising of all our products. In recent years, the FTC instituted enforcement actions against several dietary supplement companies for false and misleading marketing practices and advertising of certain products. These enforcement actions have resulted in consent decrees and monetary payments by the companies involved. Under FTC standards, the dissemination of any false advertising constitutes an unfair or deceptive act or practice actionable under Section 45 of the Fair Trade Commission Act and a false advertisement actionable under Section 52 of that Act. A false advertisement is one that is “misleading in a material respect.” In determining whether an advertisement or labeling information is misleading in a material respect, the FTC determines not only whether overt and implied representations are false but also whether the advertisement fails to reveal material facts. Under the FTC’s standards, any health benefit representation made in advertising must be backed by “competent and reliable scientific evidence” by which the FTC means:  “tests, analyses, research studies, or other evidence based upon the expertise of professionals in the relevant area, that have been conducted and evaluated in an objective manner by persons qualified to do so, using procedures generally accepted by the profession to yield accurate and reliable results.”

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.  We have not incurred any major costs for any environmental compliance during the years ended June 30, 2010 and 2009.

Employees

As of September 17, 2010, we had approximately 117 full time employees of whom 63 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement, which expires August 31, 2011. Approximately 26 employees are administrative and professional personnel, 15 are laboratory personnel and 13 employees are production and shipping personnel. We consider our relations with our employees to be good.

In January 2010, we entered into a new agreement with a Professional Employer Organization (“PEO”) which established a three-way relationship between our non union employees, the PEO and us.  We and the PEO are co-employers of our non-union employees.  The PEO has taken responsibility for our Human Resources administration and compliance, which allows us to continue to exercise control over our business while accessing quality employee benefits.  We have been using PEOs since January 2007.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public via the Internet at the SEC's website located at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330.

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

Our inability to repay or refinance our Notes Payable, with a principal balance of $7.8 million, upon any default notice could adversely affect our liquidity, business, financial performance and going concern, and is requiring us to evaluate and consider strategic alternatives.

The Company defaulted on the $7.8 million outstanding amount of its notes payable (the “Notes Payable”), issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008 by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”).

As of September 28, 2010, the Company has not repaid the Notes Payable or the default interest referenced in the Notice. However, the Company and the Holder continue to negotiate in good faith to amend the  terms of the Holder’s Notes Payable to, among other things, (i) extend the maturity date to April 15, 2011, (ii) to modify certain covenants and (iii) require a pledge by two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis, of additional collateral, as well as limited personal guarantees by them. There can be no assurance that the Company will be able to finalize the restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum and is evaluating its strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Companys assets or operating subsidiaries and/or capital restructuring plans.  In addition, if we are unsuccessful in finalizing the contemplated debt restructuring with respect to the Notes Payable with our current lenders and/or replacing our current lenders, our ability to continue as a going concern could be further impacted.

As of September 28, 2010, the Company has not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised their rights to foreclose on the pledged collateral.  Upon the occurrence of an event of default, the note holders have the right to give the Company a written notice of such event of default (an “Acceleration Notice”), which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company.  If such an Acceleration Notice was sent to the Company, our inability to repay or refinance the Notes Payable would adversely affect our liquidity, business and financial performance and our ability to continue as a going concern could be further impacted.

As of June 30, 2010, the Company is also in technical default of certain financial covenants under the Securities Purchase Agreement relating to the Companys tangible net worth requirements and minimum net capital requirements. The Company remains in technical default with respect to the Notes Payable and, although the Company continues to work with the note holders to obtain a formal waiver for the default of the covenants, at this time the Company has not obtained such waiver.

We have incurred losses and could incur continued losses and negative cash flow in the near term; our financial statements are subject to going concern qualifications from our Independent Registered Public Accounting Firms that performed our audits.

We have incurred recurring operating losses and negative operating cash flows for four consecutive years and expect to continue to incur net losses in the near term and generate negative cash flow until we can produce consistent sufficient revenues to cover our costs through the sale of our products.

We incurred a net loss attributable to common stockholders of approximately $5,535,000 and negative operating cash flows of approximately $132,000 for the fiscal year ended June 30, 2010. At June 30, 2010, we had cash and cash equivalents of approximately $648,000, a working capital deficit of approximately $9,724,000, primarily attributable to the amended Notes Payable in the amount of $7,805,000 which were due on November 15, 2009, the Convertible Note Payable in the amount of $3,642,000 (stated principal amount of $4,500,000 due in February 2011) and an accumulated deficit of approximately $49,900,000. These factors raise substantial doubt as to our ability to continue as a going concern. We may continue to generate net losses for the foreseeable future and cannot assure when we will achieve profitability.

In order for us to remain a going concern, we will need to replace, refinance or extend our existing financing to continue our operations and to meet our cash flow needs. In view of our financial situation and current market and economic conditions, we do not know if additional financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities, including upon the exercise of convertible securities, will dilute on a pro rata basis the percentage ownership of all holders of common stock. Any inability to replace or extend our existing financing will materially adversely affect us, including possibly requiring us to significantly further curtail, sell or cease business operations altogether.

Our revenue would decline significantly if we lose one or more of our most significant customers, which could have a significant adverse impact on us.

A significant portion of our revenues are concentrated among three customers, Herbalife International of America, Inc., Costco Wholesale, Inc. and Sam’s Club. For the fiscal year ended June 30, 2010, a significant portion of our net sales were concentrated among two of these customers, Herbalife International of America, Inc., and Costco Wholesale, Inc. and represented 77% of total net sales.  For the year ended June 30, 2009, a significant portion of our net sales were concentrated among these three customers and represented 81% of total net sales. In the fiscal year ended June 30, 2010, our net sales to Sam’s Club were less than 10% of our total net sales.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

We may be exposed to legal proceedings initiated by regulators or third parties either in the United States or abroad which could increase our costs and adversely affect our reputation, revenues and operating income.

In the United States and abroad, non-compliance with relevant legislation can result in regulators bringing administrative or, in some cases, criminal proceedings. As manufacturers of nutraceutical products, our products are regulated by various governments and it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. Failures by us or our subsidiaries to comply with applicable legislation could occur from time to time and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows.  Additionally, we are subject, from time to time, to claims by third parties under various legal theories.  The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on our liquidity, financial condition and cash flows. See Item 1. "Business—Government Regulation," for additional information and Item 3. Legal Proceedings.

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

Our common stock is currently trading on the OTC Bulletin Board.  From February 27, 2009 through September 22, 2009, our common stock was trading in the Pink Sheets.  Prior to February 27, 2009, our common stock was listed on the NASDAQ Global Market, and there can be no assurance that we will, in the future, be able to meet all the requirements for reinstatement on that exchange. The delisting of our common stock from the NASDAQ Global Market has, and may in the future continue to adversely affect the liquidity and trading of our common stock.

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have entered into several agreements and arrangements described in our previous as well as this current  SEC public filing and to be described in our proxy statement for our 2010 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C., the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our Executive Officers and Directors beneficially own approximately 63% of our outstanding shares. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

The principal raw materials used in the manufacturing process in the Company’s nutraceutical business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, gelatin capsules, coating materials, fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The gelatin capsules, coating materials and packaging materials are similarly widely available. We generally purchase our raw materials, on a purchase order basis, without long-term commitments.

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

We incur significant professional service fees and other control costs that impact our financial condition.

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Some of our competitors are privately owned so their accounting and control costs can be a competitive disadvantage for us. Should our sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls, audits, consultants and legal, our costs associated with regulatory compliance will rise as a percentage of sales.

Other issues and uncertainties may include:

• New accounting pronouncements or changes in accounting policies; and
• Legislation or other governmental action that detrimentally impacts our expenses or reduces sales by adversely affecting our customers.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On January 10, 1997, we entered into a lease agreement for approximately 75,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey and on July 1, 2004, we leased approximately 28,000 additional square feet for warehouse facilities in a separate month-to-month lease agreement at a monthly lease payment in the amount of approximately $9,800. These facilities are leased from Vitamin Realty Associates, L.L.C., a limited liability company, which is 90% owned by our Chairman of the Board, President, Chief Executive Officer and principal stockholder and certain of his family members who are also executive officers and directors of the Company and 10% owned by an employee of the Company. The 75,000 square foot lease expires May 2015 and provides for a base annual rental of approximately $0.3 million plus increases in real estate taxes and building expenses. At our option, we have the right to renew the lease for an additional five-year period.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for Manhattan Drug’s tablet manufacturing operations.

On May 16, 2007, our AgroLabs subsidiary entered into a five-year lease agreement for approximately 39,000 square feet of warehouse space in Coppell, Texas.  The facility is used for the storage and distribution of inventory for our liquid nutraceutical products, with approximately 4,500 square feet used for office space. This lease expires in May 2012 and provides for a base annual rent of $0.2 million plus increases in real estate taxes and building expenses.

Item 3. Legal Proceedings

On June 16, 2008, the State of Texas filed an Original Petition for injunctive relief and civil penalties in the 101st Judicial District, Dallas, Texas (the "Court"), against AgroLabs, the Company, Kurt Cahill and Gerald Kay (collectively the "Texas Defendants").  The State alleged that the Texas Defendants sold or distributed juices and dietary supplements marketed with inappropriate disease and nutritional claims.  AgroLabs has appeared in the lawsuit and filed an answer denying all claims.  Additionally, AgroLabs filed a counterclaim against the State for declaratory relief, in which AgroLabs sought a declaratory judgment from the Court that the State's causes of action were preempted under federal law because the product benefit claims at issue are fully compliant with applicable federal law.

The Company and Mr. Kay filed motions to dismiss the lawsuit for lack of personal jurisdiction.  In November 2009, the State of Texas agreed to dismiss the Company and Mr. Kay as defendants in the lawsuit.  The parties have now resolved all of the remaining issues in this lawsuit.  Neither party has admitted any liability.  Under the settlement agreement, the Company will make a payment to the State of Texas in the amount of $130,000 to be allocated to the State of Texas' judicial fund for programs approved by the Texas Supreme Court that provide basic civil legal services to the indigent; attorneys' fees and investigation costs incurred by the Office of the Attorney General; and investigative costs incurred by the Texas Department of State Health Services.  The Company recognized this payment obligation in its results of operations for the fiscal year ended June 30, 2010.

On April 23, 2009, Braker Five & Eight Investors, L.P., (the “Landlord”) filed an Original Petition relief and damages pursuant to a Lease Agreement, which the Company assumed from BevSpec, for the premises located in Austin, Texas in the 126th Judicial District, Travis County, Texas, against BevSpec, Inc., Bioscience Technologies, Inc. dba The Organic Beverage Company, and Integrated BioPharma, Inc., as Guarantor (collectively, the “Lease Defendants”).  The lease was to expire in April 2010, however the Company vacated the facility in September 2008. The Landlord has sued for sums due under the Lease under breach of contract and guaranty theories, asserting that the Company was responsible for the lease through May 2009.  The Company believed it had several meritorious defenses which would relieve it of all liability to the Landlord and had filed an answer in which it generally denied liability to the Landlord and asserted several affirmative defenses.  On April 23, 2010, the Landlord and the Company, attended a mediation meeting, during which the parties agreed to settle the suit for $37,500.  On April 28, 2010, the parties entered into a Compromise, Settlement and Mutual Release Agreement, settling the suit for the $37,500.  On May 11, 2010, an Order of Dismissal was adjudged and ordered in the District Court of Travis County, Texas in the 126th Judicial District dismissing all claims and counterclaims among the Landlord and the Lease Defendants that have been or could have been brought.  The settlement amount was included in current liabilities related to discontinued operations as of June 30, 2009 and therefore, had no impact on the Company’s results of operations for the fiscal year ended June 30, 2010.

On or about August 10, 2009, AgroLabs commenced an action in the Superior Court of New Jersey, Law Division, against defendants Kurt E. Cahill, Cheryl A. Cahill, Joseph E. Cahill, Jr. and Monty C. Lloyd (all of whom were previously employed by AgroLabs) (the “AgroLabs Defendants”) for, among other things, breach of contract, breach of fiduciary duty, negligent performance of duties and other and related relief.  On or about September 1, 2009, the AgroLabs Defendants removed the action to the United States District Court for the District of New Jersey.  On or about September 15, 2009, the AgroLabs Defendants filed an answer and affirmative defenses.  The AgroLabs Defendants, however, asserted no counterclaims.  The parties exchanged initial disclosures and other information.  On February 19, 2010, the parties entered into a Settlement Agreement and Release, whereby, the AgroLabs Defendants paid AgroLabs $500,000 in settlement of the action.  An order of dismissal was entered on February 19, 2010, dismissing the case with each party bearing their own costs.  The settlement amount of $500,000 is included in Litigation settlements, net in Other expense, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2010.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of September 22, 2009, our common stock trades on the OTC Bulletin Board under the symbol INBP.OB.  From February 27, 2009 to September 22, 2009, our common stock traded in the Pink Sheets under the symbol “INBP.PK”.  Prior to February 27, 2009 and commencing on February 6, 2007, our common stock traded on the NASDAQ Global Market under the symbol “INBP” and previously traded under the symbol INB on the American Stock Exchange.

Set forth below are the high and low closing prices of the Common Stock as listed on the NASDAQ Global Market, and as quoted in the Pink Sheets and the OTC Bulletin Board, as applicable:

Holders

As of June 30, 2010 there were approximately 1,100 holders of record of the Company’s common stock.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2010 and 2009, nor do we anticipate paying dividends in the foreseeable future.

We paid dividends of approximately $54,000 with respect to our Series C Convertible Preferred Stock during the fiscal year ended June 30, 2009. All of our Series C Convertible Preferred Stock outstanding was converted to common stock in the first quarter of fiscal year ended June 30, 2009.

Equity Compensation Plans

The following table provides information, as of June 30, 2010, about the Company's equity compensation plans:

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data and Supplementary Data

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

For the fiscal year ended June 30, 2010, our net sales decreased by $2.3 million or 6.0% to $37.0 million from $39.4 million for the fiscal year ended June 30, 2009.  Our net loss from continuing operations decreased to $5.5 million for the fiscal year ended June 30, 2010 from $13.1 million for the fiscal year ended June 30, 2009.  In the fiscal year ended June 30, 2010 we cut our selling and administrative expenses by nearly $2.9 million and as a result, in part, we were able to decrease our loss from operations from $4.5 million to $3.5 million.  We continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales.

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

• sales returns and allowances;
• trade marketing and merchandising;
• allowance for doubtful accounts;
• inventory valuation;
· valuation and recoverability of long-lived and intangible assets;
· income taxes and valuation allowances on deferred income taxes; and
· accruals for, and the probability of, the outcome of current litigation.
·
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

Trade Marketing and Merchandising. In order to support the Company’s propriety nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 15% of net sales for the fiscal year ended June 30, 2010, the likelihood exists of materially different reported results if factors such as the level and success of the promotional programs or other conditions differ from expectations.

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

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. No impairment losses were identified or recorded in the fiscal years ended June 30, 2010 and 2009.

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses. As a result of the Company’s testing, it recorded impairment charges of $32,000 (relating to trademarks and patents) in the fiscal year ended June 30, 2009.  The impairment charge is included in discontinued operations in the Consolidated Statement of Operations.  There was no impairment charge in the fiscal year ended June 30, 2010 on the Company’s other intangible assets.

Deferred Taxes

The Company accounts for income taxes with an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns. In the fiscal year ended June 30, 2009, the Company recognized an income tax expense, of approximately $4.8 million and approximately $1.2 million in discontinued operations. The income tax expense in both continuing and discontinuing operations, were primarily the result of the valuation allowance recorded against our deferred tax assets.

In the fiscal year ended June 30, 2010, we recorded a valuation reserve in the amount equal to 100% of our deferred tax assets and liabilities generated in the taxable period ended June 30, 2010.  Our management, based on current factors relating to our business environment resulting, in part, from the current downward economic trends, does not have sufficient information to determine if we will have future federal taxable income which would allow us to realize our net deferred tax assets in the future.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”) which amends FASB ASC 505 (Equity) of the Codification in order to clarify that the stock portion of a distribution to shareholders that allows the shareholder to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying FASB ASC 505 (Equity) and FASB ASC 260 (Earnings Per Share). ASU 2010-01 is effective for interim or annual periods ending on or after December 15, 2009 and is adopted retrospectively. We adopted ASU 2010-01 effective October 1, 2009 and the adoption did not have a material impact on our consolidated financial position or results of operations.

Results of Operations (in thousands, except share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

Year ended June 30, 2010 Compared to the Year ended June 30, 2009

Sales, net. Net sales for the fiscal year ended June 30, 2010 and 2009 were $37,019 and $39,367, respectively, a decrease of $2,348 or 6.0%. The decrease is comprised of the following:

For the fiscal year ended June 30, 2010, approximately 77% of total net sales were derived from two customers as compared to 81% of total net sales from three customers for the fiscal year ended June 30, 2009.  The loss of any of these customers would have an adverse affect on our operations.  We continue to expand our customer base by expanding from selling our propriety branded nutraceutical products primarily to “club” stores to the retail sales segment grocery sales segment and expanding our sales in the international market.  Additionally, in the fiscal year ended June 30, 2010, our propriety branded nutraceutical product line introduced a new three ounce product package.  This new packaging could assist us in expanding into new markets as it should take less shelf space and potentially provide more convenience to the consumer.

The decrease in net sales is, in part, the result of a decrease in sales of our branded proprietary nutraceutical product line of approximately $6.8 million due to increased competition in our product line at the club stores and decreased consumer consumption of our products The decrease in club stores and consumer consumption was offset, in part, by an increase in contract manufacturing products sales, which increased as compared to the fiscal year ended June 30, 2009, by approximately $4.7 million, primarily due to increased sales in the amount of $4.4 million to one of our major customers. Additionally, the remaining nutraceutical product lines had net sales decreases of approximately $0.2 million compared to the prior period. Management believes that the decrease in the sales in the other product lines is a result of the general depressed economic environment in the United States, the main geographic area of our customers.

Cost of sales. Cost of sales decreased to $29.2 million for the fiscal year ended June 30, 2010, as compared to $29.6 million for the fiscal year ended June 30, 2009, which is a decrease of $0.4 million. Cost of sales increased as a percentage of net sales to 78.9% for the fiscal year ended June 30, 2010, as compared to 75.1% for the fiscal year ended June 30, 2009. As a result of the decrease in sales in our branded nutraceutical product line and the increase in the contract manufacturing, the weighting of the costs from each shifted.  The increase in cost of goods sold amount was primarily the result of increased promotional and sales allowances in our branded proprietary nutraceutical product line (this increase in sales allowances decreases the effective selling price to our customer, thereby increasing the cost of goods sold on these products), offset by a decrease in costs of goods sold as a percentage of sales for our contract manufacturing business which has fixed manufacturing costs regardless of the dollars sold and when sales increase in this area, our cost of goods sold as a percentage will decrease.

Selling and Administrative Expenses.  Selling and administrative expenses were $11.4 million for the fiscal year ended June 30, 2010, as compared to $14.2 million for the fiscal year ended June 30, 2009, a decrease of $2.8 million or 19.7%. As a percentage of sales, net, selling and administrative expenses were 30.7% for the fiscal year ended June 30, 2010 and 36.1% for the prior comparable period.

The decrease in selling and administrative expenses of $2.8 million is mainly due to decreases in:

• advertising and marketing costs, such as in store demos ($1.2 million),
• compensation and employment benefits ($0.4 million),
• stock compensation expense ($0.4 million),
• travel and entertainment ($0.3 million),
• commissions ($0.2 million),
• bad debt expense ($0.1 million),
• insurance ($0.1 million); and
• investor and public relation costs ($0.1 million).

Our advertising and marketing costs decreased by approximately $1.2 million in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products.  Advertising and marketing costs as a percentage of sales that the advertising relates to was approximately 19% of net sales in both periods.

Our compensation and employee benefits decreased by $0.4 million as a result of decreasing our corporate staff by two employees, the suspension of the company match of employee’s retirement savings deferrals in the profit sharing plan and switching professional employment organizations, which reduced our administrative costs relating to the outsourcing of our human resources and employee benefits functions.  Our stock compensation expense decreased by $0.4 million primarily due to the significant decrease in the market value of our common stock from year to year at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements) and there were no stock based grants issued in the fiscal year ended June 30, 2010.  Travel and entertainment decreased by $0.3 million as a result of the decreased head count in the corporate staff and decreased spending on meals and entertainment.

Our commission expense decrease by $0.2 million as a result of decreased sales; as a percentage of sales, our commission expense was approximately 3% in each of the fiscal years ended June 30, 2010 and 2009.

Our bad debt expense decreased by $0.1 million and is more in line with our historical trends since our sales are primarily from two major customers.  In our fiscal year ended June 30, 2009, a number of our smaller customers went out of business or were experiencing significant cash flow constraints and delayed payments to us causing us to increase our reserves accordingly.  Insurance expense decreased by $0.1 million due to decreases in our premiums and the decrease in sales.  Investor, public relations and regulatory fees decreased by $0.1 million as result of our common stock not trading on the NASDAQ Global Market for the fiscal year ended June 30, 2010 compared to part of the fiscal year ended June 30, 2009.

Other expense, net. Other expense, net was approximately $1.9 million for the fiscal year ended June 30, 2010 compared to $3.9 million for the fiscal year ended June 30, 2009, and is composed of:

The increase in interest expense of approximately $0.2 million is attributable to the adoption of the accounting for derivative liabilities in connection with embedded derivatives in our Convertible Note Payable and Warrants issued in connection with our amended Notes Payable.  The unrealized loss on investment in our iBio common stock of $1.9 million was recorded in the fourth quarter of the fiscal year ended June 30, 2009 with no such loss in the fiscal year ended June 30, 2010. Litigation settlements, net represents $0.5 million received from the settlement of the suit with the former management of AgroLabs and offset by $0.1 million paid to the State of Texas settling the related lawsuit in the fiscal year ended June 30, 2010, with no such amounts received or incurred in fiscal year ended June 30, 2009.

Federal and state income tax, net. For the fiscal year ended June 30, 2010 and 2009, we had a minimal amount of state tax expenses. In the fiscal year ended June 30, 2009, we increased our valuation reserve on deferred tax assets and recognized federal tax expense of $4.8 million in addition to our minimal state tax expense.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Loss from discontinued operations. On August 18, 2008, we completed our distribution of our Biotechnologies segment. The net loss from our Biotechnologies segment, included in our results for the fiscal year ended June 30, 2009, was $0.1 million.

On January 31, 2009, the Company sold substantially all the assets of Paxis, a wholly-owned subsidiary, net of its outstanding payables, to Hauser, also a wholly-owned subsidiary, in consideration for the outstanding intercompany debt between these two subsidiaries of the Company.  On March 17, 2009, we entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of our wholly owned subsidiary Hauser to Cedarburg. The net loss from the pharmaceuticals segment, included in our results for the fiscal year ended June 30, 2009, was $3.1 million.  We also had a loss on the sale of Hauser of $0.6 million in the fiscal year ended June 30, 2009.

In June 2009, we discontinued the operations of our subsidiary TOBC, as we determined we did not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.  The net loss from this discontinued product line was $1.2 million for the fiscal year ended June 30, 2009.

Net loss applicable to common shareholders. Our net loss applicable to common shareholders for the fiscal year ended June 30, 2010 was $5.5 million as compared to $19.4 million for the fiscal year ended June 30, 2009. This decrease in net loss applicable to common shareholders of approximately $13.9 million is primarily the result of decreases in: (i) operating losses from continuing operations of $0.9 million, (ii) other expenses of $2.0 million, (iii) income tax expense of $4.8 million, (iii) net losses from discontinued operations and as well as the loss on the sale of Hauser of $5.0 million, which was recorded in the fiscal year ended June 30, 2009; and (iv) Series C Preferred Stock dividend and deemed dividend from beneficial conversion of the preferred stock of $1.2 million, which was also recorded in the fiscal year ended June 30, 2009.

Seasonality

The nutraceutical business tends to be seasonal. We have found that in our first fiscal quarter ending on September 30th of each year, orders for our branded proprietary nutraceutical products usually slow (absent the addition of new customers or a new product launch with a significant first time order), as buyers in various markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in our second fiscal quarter, ending on December 31st of each year, orders for our products increase as the demand for our branded nutraceutical products seems to increase in late December to early January as consumers become health conscious as they enter the new year.

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

Liquidity, Going Concern and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities:

At June 30, 2010, the Company’s working capital deficit was approximately $9,724, an increase of $6,810 from a working capital deficit at June 30, 2009 of $2,915. The decrease in our working capital is primarily a result our discounted convertible debt coming due within the next twelve months ($3,642) (principal stated amount of $4,500) and a decrease in our assets of $2,635 in the fiscal year ended June 30, 2010.  Cash and cash equivalents were $648 at June 30, 2010 and $570 at June 30, 2009, respectively.

Net cash used in operating activities of $116 for the fiscal year ended June 30, 2010 included a net loss of $5,535. After excluding the effects of non-cash expenses such as, accretion of financing instruments, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was $1,927. Cash provided by continuing operations in the amount of approximately $1,795 was the result of a decrease in accounts receivable of $1,131, inventory of $219 and other current assets of $25 and a net increase in accounts payable, income taxes payable and accrued expenses and other liabilities of $420. Approximately $16 of cash used was provided from our discontinued operations.

Net cash used in operating activities of $2,752 for the fiscal year ended June 30, 2009 included a net loss of $18,176. After excluding the effects of non-cash expenses, including the net loss from discontinued operations, unrealized loss on investment in iBio, deferred taxes, impairment charges, depreciation and amortization and compensation expense for employee stock options, the adjusted cash used before the effect of the changes in working capital components was $3,494. Cash was provided by continuing operations in the amount of approximately $1,655 and was the result of a decrease in inventory of $610, accounts receivable of $438 and other current assets of $200 and a net increase in accounts payable, accrued expenses and other liabilities of $487, these increases to cash were partially offset by a decrease in income taxes payable of $80. Approximately $913 of cash used was for operating activities from our discontinued operations.

Cash in the amount $81 was used in investing activities from continuing operations for the fiscal year ended June 30, 2010, as compared to $1,228 in the fiscal year ended June 30, 2009.  In the fiscal year ended June 30, 2009, $1,290 of cash was provided from the sale of Hauser and we used $62 to purchase property and equipment, compared to $81of cash used to purchase of property and equipment in the fiscal year ended June 30, 2010.  Cash used in our discontinued operations for investing activities during the fiscal year ended June 30, 2009 was $112, for total net cash provided by investing activities of $1,116 for the fiscal year ended June 30, 2009.

Net cash provided by financing activities was $275 for the fiscal year ended June 30, 2010 and was the result of proceeds from a note in the favor of CD Financial in the amount of $300, offset by uses of cash in the amount of $25 on the payment of capitalized lease obligations.

Cash provided by financing activities was $1,340 for the fiscal year ended June 30, 2009 and was the result of proceeds from employees exercising stock options during the period.   Additionally, in the fiscal year ended June 30, 2009, the Company had proceeds of $750 from the issuance of notes payable, which were repaid in the same period in the amount of $750.

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows for four consecutive years including a net loss attributable to common stockholders of $5,535 and negative operating cash flows of $132 for the fiscal year ended June 30, 2010. At June 30, 2010, we had cash and cash equivalents of $648, a working capital deficit of $9,724, primarily attributable to the amended Notes Payable in the amount of $7,805, which were due on November 15, 2009, the Convertible Note Payable in the amount of $3,642 (stated principal amount of $4,500, due in February 2011) and an accumulated deficit of $49,900.  These factors raise substantial doubt as to our ability to continue as a going concern.

We defaulted on the $7,805 outstanding amount of Notes Payable by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, we received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”). As of September 28, 2010, we have not repaid the Notes Payable or the default interest referenced in the Notice. However, the Company and the Holder continue to negotiate in good faith to amend the terms of the Holder’s Notes Payable, to, among other things, (i) extend the maturity date of the Notes Payable to April 15, 2011, (ii) modify certain covenants and (iii) require a pledge by two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis of additional collateral, as well as, limited personal guarantees by them. There can be no assurance that the Company will be able to finalize the restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As of September 28, 2010, we have not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised their rights to foreclose on the pledged collateral.

If the Notes Payable are not restructured and as a result of the event of default that arose based upon our failure to pay the Notes at maturity, the note holders have the right, to give us an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require us to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to us.  Assuming the Company is able to raise additional capital and/or refinance its Notes Payable, and it is not adversely affected by the current economic conditions, we believe that our available capital as of June 30, 2010 will enable the Company to continue as a going concern.  However, there can be no assurance that we will be able to raise additional capital or finalize the restructuring of the amended Notes Payable, nor that the current economic conditions will not negatively impact us.  Furthermore, we are considering strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Companys assets or operating subsidiaries and/or capital  restructuring plans.  In addition, if we are unsuccessful in finalizing the contemplated debt restructuring with respect to the  Notes Payable with our current lenders and/or replacing our current lenders, our ability to continue as a going concern could be further impacted.  If we are unable to implement any strategic alternative, including raising additional capital or finalizing the restructuring of the full outstanding amount of our amended Notes Payable upon acceptable terms, it would have a material adverse effect on the Company, including possible foreclosure by the note holders of our assets.

Our total annual commitments at June 30, 2010 for long term non-cancelable leases of approximately $610 consists of obligations under operating leases for facilities and operating and capitalized lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the fiscal ended June 30, 2010 and 2009 were approximately $171 and $62, respectively.  The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2011. The total amount is expected to be funded from cash provided from its operations or from lease financing.

 Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

For a list of financial statements filed as part of this report, see the index to financial statements at page 33.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 2, 2009, Amper, Politziner & Mattia, LLP (“Amper”) was dismissed as the Company’s independent registered public accounting firm based upon a decision of the Audit Committee of the Board of Directors of the Company.

The audit reports of Amper on the consolidated financial statements of the Company for fiscal years 2009 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles; provided, however, that Amper’s report dated October 12, 2009 did contain a explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years 2009 and the subsequent interim period through November 2, 2009, there were no disagreements with Amper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amper, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.

During the fiscal years 2009 and the subsequent interim period through November 2, 2009, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company requested Amper to furnish to the Company a letter addressed to the SEC stating whether it agrees with the statements made above and, if not, stating the respects in which it does not agree. A copy of such letter was annexed to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2009.

Effective October 30, 2009, the Audit Committee of the Company’s Board of Directors approved the appointment of Friedman LLP (“Friedman”) as the Company’s independent registered public accounting firm for the fiscal year 2010.

During the fiscal years 2009 and the subsequent interim period through October 30, 2009, neither the Company nor anyone on its behalf consulted Friedman regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

The information set forth in this Item 9A shall not be considered filed under the Exchange Act. This annual report does not include an attestation report of Friedman, LLP, Integrated BioPharma’s independent registered public accounting firm, regarding internal control over financial reporting.  Since the Company is neither a “larger accelerated filer” nor an “accelerated filer”, as defined in SEC rules, the Company is exempt pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act from the requirement that management’s report in this Form 10-K be attested to by the Company’s independent registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2010.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2010.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)      Exhibits and Index
(1) A list of the financial statements filed as part of this report is set forth in the index to financial statements at Page 33 and is incorporated herein by reference.
(2) An index of exhibits incorporated by reference or filed with this Report is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (12)
3.2	By-Laws of Registrant (10)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1).
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (11)
10.1	Lease Agreement, dated August 3, 1994, between the Company and Hillside 22 Realty Associates, L.L.C. (42)
10.2	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (3)
10.3	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (15)
10.4	Loan Agreement, dated September 1, 2006, between Integrated BioPharma, Inc. and Amalgamated Bank (5)
10.5	Asset Purchase Agreement, dated February 28, 2007, between Integrated BioPharma, Inc., Bioscience Technologies, Inc., BevSpec, Inc. (6)
10.6	Loan Agreement, dated April 3, 2007, between Integrated BioPharma, Inc. and Amalgamated Bank (7)
10.7	Amendment One To Revolving (Grid) Promissory Note And Loan Agreement dated April 3, 2007, between Integrated BioPharma, Inc. and Amalgamated Bank (7)
10.8	Amendment Two To Revolving (Grid) Promissory Note And Loan Agreement dated September 27, 2007, between Integrated BioPharma, Inc. and Amalgamated Bank (8)
10.9	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (9)
10.10	Securities Purchase Agreement dated February 21, 2008, by and between Integrated BioPharma, Inc. and Imperium Master Fund, Ltd. 8% Senior Secured Note (11)
10.11	Securities Purchase Agreement dated February 21, 2008, by and between Integrated BioPharma, Inc. and CD Financial, LLC 9.5% Convertible Senior Secured Note (11)
10.12
 Warrant Agreement by and between Integrated BioPharma, Inc. and the note holders of the Amended and Restated First Amendment  to Amended and Restated Securities Purchase Agreement and 8% Senior Secured Notes dated October 14, 2008 (13)

10.13	Registration Rights Agreement by and between Integrated BioPharma, Inc. and the each of the named Investors in such agreement dated October 14, 2008 (13)
10.14	Amended And Restated First Amendment To Amended And Restated Securities Purchase Agreement And 8% Senior Secured Notes dated October 20, 2008 (13)
10.15	9.5% Promissory Note by and between Integrated BioPharma, Inc. and CD Financial, LLC. dated February 5, 2009 (14)
10.16	9.5% Promissory Note by and between Integrated BioPharma, Inc. and CD Financial, LLC. dated February 17, 2009 (14)
10.17	5.0% Promissory Note by and between Manhattan Drug Company and CD Financial, LLC. dated November 24, 2009 (16)
14	Code of Ethics (6)
21	Subsidiaries of the Registrant (17)
23.1	Consent of Independent Registered Public Accounting Firm (17)

23.2	Consent of Independent Registered Public Accounting Firm (17)
31.1
Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)

31.2
Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

__________________________

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003.
(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-5240-NY.
(3)	Incorporated herein by reference to the Companys Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed with the SEC on September 29, 1997.
(4)	Incorporated herein by reference to the Companys Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 28, 2004, as amended on November 10, 2004.
(5)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on September 7, 2006.
(6)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on March 9, 2007.
(7)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2007.
(8)	Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 28, 2007.
(9)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on November 14, 2007.
(10)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2008.
(11)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2008.
(12)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on May 9, 2008.
(13)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2008.
(14)	Incorporated herein by reference to the Companys Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 20, 2009.
(15)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on November 2, 2009.
(16)	Incorporated herein by reference to the Companys Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 12, 2010.
(17)	Filed herewith.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Reports of Independent Registered Public Accounting Firms                                                                 34 - 35

Consolidated Statements of Operations for the fiscal years
ended June 30, 2010 and 2009                                                                                                                          36

Consolidated Balance Sheets as of June 30, 2010 and 2009                                                                        37

Consolidated Statements of Stockholders’ (Deficiency) Equity for the fiscal years
ended June 30, 2010 and 2009                                                                                                                          38

Consolidated Statements of Cash Flows for the fiscal years ended
ended June 30, 2010 and 2009                                                                                                                          39

Notes to Consolidated Financial Statements                                                                                                40

.  .  .  .  .  .  .  .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Integrated BioPharma, Inc.

We have audited the accompanying consolidated balance sheet of Integrated BioPharma, Inc. and Subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Integrated BioPharma, Inc. and Subsidiaries will continue as a going concern.  As more fully described in Note 2, the Company has a working capital deficiency, recurring net losses, has defaulted on its $7.8 million Notes Payable due on November 15, 2009 and is the process of seeking additional capital and renegotiating its Notes Payable obligation.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.  If the Company is unable to successfully refinance its Notes Payable or raise additional capital to satisfy the obligations under these Notes Payable, there would be a material adverse effect on the consolidated financial statements of the Company.

s/ FRIEDMAN, LLP

September xx, 2010
East Hanover, NJ

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Integrated BioPharma, Inc.

We have audited the accompanying balance sheet of Integrated BioPharma, Inc. and Subsidiaries (the “Company”) as of June 30, 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

s/ Amper, Politziner & Mattia, LLP

October 12, 2009
Edison, NJ

	2010	2009
Sales, net	$ 37,019	$ 39,367
Cost of sales	29,205	29,594
Gross profit	7,814	9,773
Selling and administrative expenses	11,363	14,226
Operating loss	(3,549)	(4,453)
Other expense, net:		
Interest expense	(2,467)	(2,232)
Unrealized loss on investment in iBio, Inc.	-	(1,877)
Other income:		
Litigation settlements, net	400	-
Change in fair value of deriative instruments	60	-
Other income	41	176
Interest and investment income	20	38
Total other income	521	214
Total other expense, net	(1,946)	(3,895)
Loss from continuing operations before income taxes	(5,495)	(8,348)
Income tax expense, net	40	4,781
Loss from continuing operations	(5,535)	(13,129)
Discontinued operations:		
Loss on sale of Hauser	-	(629)
Losses from discontinued operations	-	(4,418)
Loss from discontinued operations	-	(5,047)
Net loss	(5,535)	(18,176)
Deemed dividend from beneficial conversion feature of Preferred stock dividend	-	(1,137)
Preferred stock dividend	-	(54)
Net loss applicable to common shareholders	$ (5,535)	$ (19,367)
Basic and diluted net loss per common share:		
Continuing operations	$ (0.27)	$ (0.73)
Discontinued operations	-	(0.26)
Basic and diluted net loss per common share	$ (0.27)	$ (0.99)
Weighted average common shares outstanding Basic and diluted	20,467,627	19,609,516

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2010	2009
Assets		
Current assets:		
Cash and cash equivalents	$ 648	$ 570
Accounts receivable, net	1,628	2,621
Inventories, net	6,988	8,029
Other current assets	556	601
Current assets from discontinued operations	-	153
Total current assets	9,820	11,974
Property and equipment, net	1,719	1,865
Intangible assets, net	1,432	1,570
Investment in iBio, Inc.	823	823
Security deposits and other assets	54	251
Total assets	$ 13,848	$ 16,483
Liabilities and stockholders' deficiency:		
Current liabilities:		
Notes payable, net of discount	$ 7,805	$ 7,458
Accounts payable (includes $686 and $443 due to a related party for 2010 and 2009)	6,440	5,788
Convertible note payable - CD Financial LLC, net of discount	3,642	-
Accrued expenses and other current liabilities	1,357	1,447
Note Payable, CD Financial LLC	300	-
Liabilities from discontinued operations	-	197
Total current liabilities	19,544	14,890
Convertible note payable - CD Financial LLC, net of discount	-	4,039
	19,544	18,929
Commitments and contingencies		
Stockholders' deficiency:		
Common Stock, par value $0.002 per share; shares authorized 50,000,000; shares issued 2010 and 2009 were 20,604,242 and 20,204,787; and shares outstanding 2010 and 2009 were 20,569,342 and 20,169,887	41	40
Additional paid-in-capital	44,262	44,216
Accumulated deficit	(49,900)	(46,603)
Less: Treasury stock, at cost, 34,900 shares at 2010 and 2009	(99)	(99)
Total stockholders' deficiency	(5,696)	(2,446)
Total liabilities and stockholders' deficiency	$ 13,848	$ 16,483

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2010	2009
Cash flows from operating activities:		
Net loss	$ (5,535)	$ (18,176)
Adjustments to reconcile net loss to net cash used in operating activities:		
Loss on discontinued operations	-	4,418
Loss on sale of Hauser	-	629
Unrealized loss on investment in iBio, Inc.	-	1,877
Depreciation and amortization	454	517
Allowance for inventory	823	(363)
Change in fair value of derivative instruments	(60)	-
Accretion of financing instruments	1,437	1,205
Deferred income taxes	-	4,733
Allowance for doubtful accounts	(138)	190
Issuance of common stock for consulting services	197	197
Stock-based compensation	895	1,279
Changes in operating assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	1,131	438
Inventories	219	610
Prepaid expenses and other current assets	25	200
(Decrease) increase in:		
Accounts payable	652	979
Income taxes payable	6	(80)
Accrued expenses and other current liabilities	(238)	(492)
Net cash used in operating activities - continuing operations	(132)	(1,839)
Net cash provided by (used in) operating - discontinued operations	16	(913)
Net cash used in operating activities	(116)	(2,752)
Cash flows from investing activities:		
Proceeds from sale of Hauser	-	1,290
Purchase of property and equipment	(81)	(62)
Net cash (used in) provided by investing activities - continuing	(81)	1,228
Net cash used in investing activities - discontinued	-	(112)
Net cash (used in) provided by investing activities	(81)	1,116
Cash flows from financing activities:		
Proceeds from the exercise of stock options	-	1,342
Proceeds from issuance of notes payable	300	750
Repayments under term note payables	-	(750)
Repayments under capitalized lease obligations	(25)	-
Dividends paid	-	(2)
Net cash provided by financing activities - continuing operations	275	1,340
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	275	1,340
Net increase (decrease) in cash and cash equivalents	78	(296)
Decrease in cash from discontinued operations	-	196
Cash and cash equivalents at beginning of fiscal year	570	670
Cash and cash equivalents at end of fiscal year	$ 648	$ 570

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

Note 1. Business

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s nutraceutical business includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; AgroLabs, Inc. (“AgroLabs”), which distributes for sale through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, 1st Choice Multi-Vitamin, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market, these are referred to as our branded proprietary nutraceutical business and/or products; and The Vitamin Factory, which sells private label Manhattan Drug products, through mail order catalogs and the Internet.

The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

The Company’s consolidated financial statements, reflect the spin-off of iBio, Inc. (“iBio”), the sale of InB: Hauser Pharmaceuticals, Inc. (“Hauser”), the discontinued operations of The Organic Beverage Company (“TOBC”), and related transactions (see Note 4. – Discontinued Operations).

Note 2. Liquidity and Going Concern.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows for four consecutive years including a net loss attributable to common stockholders of $5,535 and negative operating cash flows of $132 for the year ended June 30, 2010.  At June 30, 2010, the Company had cash and cash equivalents of $648, a working capital deficit of $9,724, primarily attributable to the classification of the amended Notes Payable (See Note 9(a)(ii)) in the amount of $7,805, which matured on November 15, 2009, the Convertible Note Payable in the amount of $3,642 (stated principal amount of $4,500), due in February 2011 (See Note 9(a)(i)) and an accumulated deficit of $49,900.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company defaulted on the $7,805 outstanding amount of Notes Payable by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”). As of September 28, 2010, the Company has not repaid the Notes Payable or the default interest referenced in the Notice. However, the Company and the Holder continue to negotiate in good faith to amend the terms of the Holder’s Notes Payable, to, among other things, (i) extend the maturity date of the Notes Payable to April 15, 2011, (ii) modify certain covenants and (iii) require a pledge by  two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis of additional collateral, as well as limited personal guarantees by them. There can be no assurance that the Company will be able to finalize the restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum and is evaluating its strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Companys assets or operating subsidiaries and/or capital restructuring plans.  In addition, if we are unsuccessful in finalizing the contemplated debt restructuring with respect to the Notes Payable with our current lenders and/or replacing our current lenders, our ability to continue as a going concern could be further impacted.    As of September 28, 2010, the Company has not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised their rights to foreclose on the pledged collateral.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

If the Notes Payable are not restructured, and as a result of the event of default that arose based upon the Company’s failure to pay the Notes at maturity, the note holders have the right, to give the Company an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company. If the Company is unable to raise additional capital or successfully refinance the full outstanding amount of its amended Notes Payable upon acceptable terms, it would have a material adverse effect on the Company, including the possible foreclosure by the note holders of the Company’s assets.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

• sales returns and allowances;
• trade marketing and merchandising;
• allowance for doubtful accounts;
• inventory valuation;
· valuation and recoverability of long-lived and intangible assets;
· income taxes and valuation allowance on deferred income taxes, and;
· accruals for, and the probability of, the outcome of current litigation.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition. For product sales, the Company recognizes revenue when the product’s title and risk of loss transfers to the customer. The Company believes this revenue recognizing practice is appropriate because the Company’s sales policies meet the following four criteria: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide purchase orders with the agreed upon selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

Shipping and Handling Costs. Shipping and handling costs were approximately $833 and $1,833 for the fiscal years ended June 30, 2010 and 2009, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

Trade Marketing and Merchandising. In order to support the Company’s propriety nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. The Company’s total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 14.6% and 18.8% of net sales for in the fiscal years ended June 30, 2010 and 2009, respectively.

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $3,173 and $4,343 for the fiscal years ended June 30, 2010 and 2009, respectively. These costs are included in selling and administrative expenses in the accompanying Consolidated Statements of Operations.

Stock-Based Compensation. The Company has two stock-based compensation plans that have outstanding options issued in accordance with such plans. The Company periodically grants stock options to employees and directors in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. Stock based compensation expense is recognized based on the estimated fair value, utilizing a Black-Scholes option pricing model, of the instrument on the date of grant over the requisite vesting period, which is generally 3 years.

Income Taxes. The Company accounts for income taxes using the assets and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Earnings Per Share. In computing earnings per share, basic earnings per common share are based on weighted average number of common shares outstanding and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to anti-dilution limitations.

For each of the fiscal years ended June 30, 2010 and 2009, options and warrants to purchase 25,000 shares of common stock with exercise prices below the market price, respectively, were outstanding in each period but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.  Options and warrants to purchase 3,312,238 and 3,036,785 shares of common stock were outstanding as of June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the market price of the common shares.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

For each of the fiscal years ended June 30, 2010 and 2009, Convertible Note Payable common share equivalents of 2,250,000 were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 13(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2010 and 2009 was $160 and $298, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Allowances for obsolete and overstock inventories are estimated based on “expiration dating” of inventory and projection of sales.

Property and Equipment. Property and equipment are recorded at cost and are depreciated using the straight line method over the following estimated useful lives:

Building                                                                                       15 Years
Leasehold Improvements                                                           Shorter of estimated useful life or term of lease
Machinery and Equipment                                                                                7 Years
Transportation Equipment                                                                                5 Years

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended June 30, 2010 and 2009.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

Other intangible assets consist of trade names, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives.  No impairment losses were identified or recorded on intangible assets in the fiscal years ended June 30, 2010 and 2009.

Investment in iBio, Inc. The Company accounts for its investment in iBio on the cost basis as it retained approximately 6% of its interest in iBio at the time of the spin-off of this subsidiary (see Note 4. Discontinued Operations).  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  In the fiscal year ended June 30, 2009, the Company recorded an unrealized (impairment) loss of approximately $1,877.  There was no impairment charge recorded in the fiscal year ended June 30, 2010.

Recent Accounting Pronouncements.   In January 2010, the FASB issued Accounting Standards Update No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”) which amends FASB ASC 505 (Equity) of the Codification in order to clarify that the stock portion of a distribution to shareholders that allows the shareholder to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying FASB ASC 505 (Equity) and FASB ASC 260 (Earnings Per Share). ASU 2010-01 is effective for interim or annual periods ending on or after December 15, 2009 and is adopted retrospectively. We adopted ASU 2010-01 effective October 1, 2009 and the adoption did not have a material impact on its consolidated financial position or results of operations.

Note 4. Discontinued Operations

In the fiscal year ended June 30, 2009, the Company classified the spin-off of iBio in August 2008, the sale of Hauser in March 2009 and the discontinued operations of TOBC in June 2009 as discontinued operations for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported for all periods presented. The remaining net assets of TOBC are classified as assets and liabilities related to discontinued operations in the Company’s condensed consolidated balance sheet as of June 30, 2010 and 2009.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

The net assets from discontinued operations were comprised of the following:

(a) Spin-off of iBio – In August 2008, the Company completed the spin-off of iBio.  iBio revenues from discontinued operations were $169 for the fiscal year ended June 30, 2009.  The Company’s loss from the discontinued operations of iBio, net of taxes, was $105 for the fiscal year ended June 30, 2009.

The The distribution was completed on August 18, 2008 and each shareholder of the Company received one share of iBio for each share the shareholder owned as of August 12, 2008.  The distribution qualified as a tax-free reorganization under Section 355 of the Internal Revenue Code of 1986, as amended. The Separation and Distribution Agreement prohibits iBio from issuing more than 19,845,061 of additional shares of its common stock (representing the number of shares issued in connection with the distribution) for the two years immediately following the effective date of the distribution.

On August 19, 2008, the Company entered into a Conversion Agreement with iBio, whereby the Company caused approximately $5,209 of the intercompany debt to be contributed to additional paid in capital and used $2,700 of the intercompany debt to purchase approximately 1,266,706 common shares of iBio, representing 6% of the then outstanding common shares of iBio. The Company recorded its investment in iBio on the cost basis. In the fourth quarter of its fiscal year ended June 30, 2009, the Company recorded an unrealized (impairment) loss of $1,877 on its investment in iBio.  The Company owned 5.4% of the shares outstanding of iBio as of June 30, 2009.  In September 2009, iBio completed a private placement of 4,615,385 shares of its common stock for approximately $3,000 or $0.65 per share of common stock, reducing the Companys ownership to approximately 4.5%.

In August 2008, the Company ceased allocating corporate overhead to iBio (formerly Biotechnologies Segment) and entered into a Transitional Services Agreement (the TS Agreement) with iBio.  The TS Agreement permits the Company to continue to provide certain corporate services to iBio in exchange for a management fee. The scope of these services is limited to legal, strategic and financial planning and SEC reporting, and tax services by certain corporate employees of the Company. The TS Agreement provides for a per annum fee of $100.  In the fiscal year ended June 30, 2009, the Company billed iBio approximately $87 under the TS Agreement.

(b) Sale of Hauser – In March 2009, the Company entered into a stock purchase agreement and consummated the sale of all of the issued and outstanding shares of common stock of its wholly owned subsidiary Hauser to Cedarburg Pharmaceuticals, Inc. (“Cedarburg”). Prior to the sale of Hauser, the Company sold substantially all the assets of INB: Paxis Pharmaceuticals, Inc. (“Paxis”) and transferred outstanding payables owed by Paxis (the “Net Assets of Paxis”) to Hauser in consideration for the outstanding intercompany debt between these two subsidiaries of the Company.  The Net Assets of Paxis transferred under this transaction were owned by Hauser at the time of the sale of Hauser’s common stock to Cedarburg and are no longer assets and liabilities of the Company. The Company continues to own certain assets of Paxis through its ownership of common stock of Paxis. The purchase price received by the Company in connection with the sale of Hauser consisted of $1,160 in cash and a promissory note in favor of the Company in the principal amount of $340. The promissory note matured on March 17, 2010 and had an interest rate of 12% per annum, payable quarterly. On April 7, 2009, this promissory note was sold to CD Financial, LLC, a related party and the holder of the Company’s Convertible Note Payable (see Note 9(a)(i)), for the full principal amount of $340 and accrued interest of $2.

The Hauser revenues from discontinued operations were $2,743 for the fiscal year ended June 30, 2009. The Company’s net loss from the Hauser discontinued operations, net of taxes were $3,081 for the fiscal year ended June 30, 2009.  As a result of the sale of Hauser, the Company recognized a loss of $629 for the fiscal year ended June 30, 2009, as follows:

(c) Discontinued operations of TOBC – During the fiscal year ended June 30, 2009, the Company curtailed its operations of TOBC and combined the sales efforts for the Syzmo™ product line with the AgroLabs products.  In June 2009, the Company determined that the Syzmo™ product line was to be discontinued as the Company did not have the financial resources to pursue the further development of the Syzmo™ product in the very competitive energy drink market place.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

Revenues from TOBC’s discontinued operations were $164 for the fiscal year ended June 30, 2009. The Company’s net losses from TOBC’s discontinued operations were $1,232 for the fiscal year ended June 30, 2009.

The Company’s revenue and loss from discontinued operations, net of taxes, from these events were $3,076 and $4,418, respectively for the fiscal year ended June 30, 2009, as follows:

Note 5. Supplemental Cash Flow Information

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

Note 6. Intangible Assets, net

Intangible assets consist of trade names, license fees and unpatented technology.  The carrying amount of other intangible assets is as follows:

Amortization expense recorded on other intangible assets for each of the fiscal years ended June 30, 2010 and 2009 was $138.   The Company recorded impairment charges of $32 (relating to trademarks and patents) in the fiscal year ended June 30, 2009. These impairment charges are included in discontinued operations in the Consolidated Statement of Operations.

 The estimated annual amortization expense for intangible assets is $138 for each of the five succeeding fiscal years and $742 thereafter.

Note 7. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

Note 8. Property and Equipment

Property and equipment consists of the following:
Depreciation and amortization expense was $317 and $380 for the fiscal years ended June 30, 2010 and 2009, respectively.  For the fiscal year ended June 30, 2010, the Company disposed of fully depreciated machinery and equipment in the amount of $166.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

Note 9. Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock

(a)  On February 21, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds, in the aggregate, of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 per share (see Note 16(d) Series C Redeemable Convertible Preferred Stock), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also has recorded $218 of deferred financing costs associated with the SPAs and $130 of such deferred financing costs were netted against the gross proceeds received. These costs were allocated to each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction to which the costs were allocated. As of June 30, 2010 and 2009, the Company had $20 and $41 of deferred financing costs remaining, respectively.  As of June 30, 2010, the remaining balance will be amortized to interest expense over the ensuing eight months. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of the Company’s assets. Concurrently with entry into the SPAs, the Company terminated its outstanding credit facilities with Amalgamated Bank in the amount of $16,333 with the repayment of $16,006.

(i) CD Financial, LLC (“CD Financial”), a related party, provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date (included in accrued expenses as of June 30, 2010 and 2009 in the accompanying Consolidated Balance Sheet), in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, and $4,500 in principal amount of Convertible Note Payable. The Company allocated the proceeds and the discount based on the relative fair value of the Convertible Note Payable and the Series C Preferred Stock. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock. The Company recorded a beneficial conversion feature of $715 on the Convertible Note Payable that was being accreted over the three-year period until maturity or the redemption of the Convertible Note Payable. The Company also recorded a beneficial conversion feature on the Series C Preferred Stock of $608 which was accreted over the five-year maturity period until the redemption of the Series C Preferred Stock in August 2008.

The beneficial conversion features were accreted using the effective interest rate method until July 1, 2009 when the Company adopted “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  As of July 1, 2009, the Company recorded an accumulated adjustment to account for the embedded derivative liability of the conversion feature of the Convertible Note Payable, resulting in a decrease to additional paid in capital of $715, a decrease in accumulated deficit of $2,097, an additional discount in the carry value of the Convertible Note Payable of $1,426 and the recognition of a derivative liability of $44.  As of June 30, 2010, the related derivative liability to the Convertible Note Payable had no value.  As of June 30, 2010 the remaining discount of $858 is being accreted to interest expense until maturity of the Convertible Note Payable.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

The Company used the following assumptions to calculate the fair value of the derivative liability (assuming that 2,250,000 shares of common stock are converted) using the Black-Scholes option pricing model:

The Convertible Note Payable bears interest at an annual rate of 9.5% and matures on or before February 21, 2011. It may be converted, at any time and at the holder’s option, into shares of our common stock based on a conversion price as set out in the SPA. The conversion price is a formula that bases the conversion price on the greater of (i) 90% of the average Volume Weighted Average Price (the "VWAP") market price of the Company’s common stock for 20 trading days immediately preceding the conversion date and (ii) $2.00, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event and upon certain issuances below the conversion price. The Company has the option to prepay the Convertible Note Payable.

As of June 30, 2010, the Company had interest in arrears of $217 on the Convertible Note Payable.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  The Company resumed interest payments on the Convertible Note Payable in August of 2009.  In March 2010, CD Financial orally agreed to defer the interest owed for April 2010 until the Company returned to positive cash flows, in the amount of $36, to assist the Company in meeting its short term cash flow requirements.  Monthly interest payments resumed for the May 2010 interest owed.

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

(ii) Imperium, provided gross proceeds of $9,837, including a discount of $163, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, $7,000 in principal amount of 8.0% Notes Payable and 200,000 shares of the Company’s common stock. The Notes Payable originally matured on February 21, 2009. The Company allocated the proceeds and the discount based on the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock. The Company amortized, to interest expense, the discount applied to the Notes Payable over the term of the notes and charged to Additional Paid in Capital the discounts applied to the Series C Preferred Stock and the common stock. The Company recorded a beneficial conversion feature on the Series C Preferred Stock of $608. The beneficial conversion feature was accreted over the five-year maturity period until the redemption of the Series C Preferred Stock in August 2008. For the fiscal year ended June 30, 2009, included in Interest Expense in the accompanying Consolidated Statement of Operations, $322 related to the accretion of the discount on the Notes Payable.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

On October 14, 2008, the Company and the Notes Payable holders amended their SPA to extend the maturity from February 21, 2009 to November 15, 2009 (See Note 2. Liquidity and Going Concern). In consideration for extending the maturity of the Notes Payable, the Notes Payable holders will forgo the 200,000 shares of common stock as additional interest and the Company  (i) granted a 11.5% premium on the principal, thus aggregating a principal balance due of $7,805 and certain other amounts payable under the Notes Payable, if any, (ii) certain new covenants are applicable to the Company effective October 14, 2008, (iii) the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term at an exercise price of $0.80 per share, and (iv) the Company agreed to register for resale the shares of the Company’s Common Stock for which the warrants are exercisable. Since the October 14, 2008 amendment significantly modified the terms of the original Notes Payable, the Company accounted for the amendment as an extinguishment of the original Notes Payable and issuance of new Notes Payable.  As a result of the extinguishment of the original Notes Payable, the Company accelerated the amortization of the then remaining discount of $178 and prepaid financing costs of $32 applied to the original Notes Payable to interest expense for the fiscal year ended June 30, 2009. Furthermore, for the fiscal year ended June 30, 2009, the Company reversed the accrual of additional consideration of $208 related to the 200,000 shares of the Company’s common stock.

The amended Notes Payable in the amount of $7,000 bear an interest rate of 8.0% and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method, which resulted in additional interest expense for the fiscal years ended June 30, 2010 and 2009 of $288 and $517, respectively.  As of July 1, 2009, the warrants issued were deemed to have a derivative liability resulting in an accumulated adjustment to account for the embedded derivative liability resulting in a decrease to additional paid in capital of $169, a decrease in accumulated deficit of $141, a decrease in the carry value of the amended Notes Payable of $6 and the recognition of a derivative liability of $34.  As of June 30, 2010, the fair value of this derivative liability decreased to $18 and is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

The discount to the amended Notes Payable for the embedded derivative was accreted using the effective interest method and resulted in interest expense for the fiscal year ended June 30, 2010 of $65 as compared to the discount expensed to interest expense in the fiscal year ended June 30, 2009 of $517.  The Company also recorded an additional $10 of deferred financing costs as a result of the issuance of the amended Notes Payable and amortized the deferred financing costs to interest expense using the effective interest method. The amount amortized to interest expense relating to the amended Notes Payable for the fiscal years ended June 30, 2010 and 2009 was $3 and $7, respectively.

On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”). As of September 28, 2010, the Company has not repaid the Notes Payable or the default interest referenced in the Notice.  However, the Company and the Holder continue to negotiate to amended the terms of the Holder’s Notes Payable (i) extend the maturity date of the Notes Payable to April 15, 2011, (ii) modify certain covenants and (iii) require a pledge by the Company of additional collateral, as well as personal guarantees by two of the most significant shareholders and directors of the Company. There can be no assurance that the Company will be able to negotiate a successful restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As of September 28, 2010, the Company has not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised their rights to foreclose on the pledged collateral. If the Notes Payable are not restructured, and as a result of the event of default that arose based upon the Company’s failure to pay the Notes at maturity, the note holders have the right, to give the Company an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

(b) On November 24, 2009, MDC, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial (see Note 9(a)(i)).  The CD Note matures on November 24, 2010 and bears interest at the rate of 5%.  Interest is accrued monthly and is payable upon maturity.

The following table presents the stated value/principal of each of the securities issued in connection with the debt outstanding as of June 30, 2010:

The Company accreted $54 and $1,137, in the fiscal year ended June 30, 2009, for the Series C Preferred Stock dividend and for the acceleration of the deemed dividend from the beneficial conversion feature of the Series C Preferred Stock, respectively (See Note 16(d) Series C Redeemable Convertible Preferred Stock).  Such amounts are included in the accompanying Consolidated Statement of Operations.

The weighted average interest rate paid was 8.59% in each of the fiscal years ended June 30, 2010 and 2009.  As of June 30, 2010 and 2009, the Company had accrued unpaid interest of approximately $300 and $192, respectively, for the Notes Payable and Convertible Note Payable.

Note 10. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2010 and 2009 are presented below:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

Note 11. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:
Net operating losses (“NOL”) of approximately $31,920 will expire beginning in 2024 for federal purposes. State NOL’s of approximately $27,247 will expire beginning in 2011 through 2029 depending on the state in which the NOL’s were generated. The Company also has capital losses of $3,230 which will begin to expire in 2013.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets in the fiscal year ended June 30, 2009.  In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of June 30, 2010 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

The components of the provision for income taxes consists of the following:
A reconciliation of the statutory tax rate to the effective tax rate is as follows:
There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2010.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2010 and 2009.

The federal and state tax returns for the years ending June 30, 2007, 2008 and 2009 are currently open and the tax returns for the year ended June 30, 2010 will be filed by March 15, 2011.

Note 12. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. The total related expense for the fiscal years ended June 30, 2010 and 2009 was $0 and $75, respectively.  As of January 1, 2009, the Company curtailed the Company’s matching percentage of employee contributions into the profit-sharing plan for the benefit of the employees.  As of June 30, 2010, the Company has not determined when or if it will reinstate the discretionary employer match in the profit-sharing plan for the benefit of the employees.

Note 13. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250 through December 31, 2013. As of June 30, 2010, the Company had $76 of uninsured deposits at these financial institutions.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

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

(c) Major Customers. For the fiscal years ended June 30, 2010 and 2009 approximately 77% of net sales were derived from two customers and 81% of net sales were derived from three customers, respectively.  Accounts receivable from these customers represented approximately 63% of total net accounts receivable as of June 30, 2010. The loss of any of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 54% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed in August 2010 for an additional one year term and will expire in August 2011.

Note 14. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), a limited liability company, which is 90% owned by the Company’s chairman, president and principal stockholder and certain family members and 10% owned by an employee of the Company. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 28,086 square feet of warehouse space on a month-to month basis.

Rent expense for the fiscal years ended June 30, 2010 and 2009 on these leases were $730 and $815, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. For the fiscal years ended June 30, 2010 and 2009, the Company had an outstanding obligation to Vitamin Realty of $686 and $443, respectively, included in accounts payable in the accompanying Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $1,078 and $1,062 for the fiscal years ended June 30, 2010 and 2009, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

Rent expense is included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations and rental income is included in other income (expense) in the accompanying Consolidated Statements of Operations.   During the fiscal year ended June 30, 2010, the Company entered into a non-cancelable capital lease agreement expiring in December 2011 for laboratory equipment.

The minimum rental and lease commitments for long-term non-cancelable leases is as follows:

(b) Restricted Stock Awards.

Effective July 1, 2008, the Company entered into a consulting agreement, pursuant to which the consultant is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest, for a period of three years. In connection with the agreement, the Company issued 100,000 shares of the Company’s common stock (See Note 16. Equity Transactions).  In March 2009, this consulting agreement was rescinded and the shares of the Company’s common stock issued in connection with this agreement were cancelled.

Effective July 1, 2008, the Company entered into a consulting agreement with Jeffrey R. Leach, a former employee and its former President and Chief Executive Officer. Pursuant to this agreement, Mr. Leach is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest for a period of three years. In connection with the agreement, the Company issued 250,000 shares of the Company’s common stock, the remaining 83,333 unvested shares will vest in January 2011 (See Note 16. Equity Transactions).

(c) Legal Proceedings.

On June 16, 2008, the State of Texas filed an Original Petition for injunctive relief and civil penalties in the 101st Judicial District, Dallas, Texas (the "Court"), against AgroLabs, the Company, Kurt Cahill and Gerald Kay (collectively the "Texas Defendants").  The State alleged that the Texas Defendants sold or distributed juices and dietary supplements marketed with inappropriate disease and nutritional claims.  AgroLabs has appeared in the lawsuit and filed an answer denying all claims.  Additionally, AgroLabs filed a counterclaim against the State for declaratory relief, in which AgroLabs sought a declaratory judgment from the Court that the State's causes of action were preempted under federal law because the product benefit claims at issue are fully compliant with applicable federal law.

The Company and Mr. Kay filed motions to dismiss the lawsuit for lack of personal jurisdiction.  In November 2009, the State of Texas agreed to dismiss the Company and Mr. Kay as defendants in the lawsuit.  The parties have now resolved all of the remaining issues in this lawsuit.  Neither party has admitted any liability.  Under the settlement agreement, the Company will make a payment to the State of Texas in the amount of $130 to be allocated to the State of Texas' judicial fund for programs approved by the Texas Supreme Court that provide basic civil legal services to the indigent; attorneys' fees and investigation costs incurred by the Office of the Attorney General; and investigative costs incurred by the Texas Department of State Health Services.  The Company recognized this payment obligation in its results of operations for the fiscal year ended June 30, 2010.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

On April 23, 2009, Braker Five & Eight Investors, L.P., (the “Landlord”) filed an Original Petition relief and damages pursuant to a Lease Agreement, which the Company assumed from BevSpec for the premises located in Austin, Texas in the 126th Judicial District, Travis County, Texas, against BevSpec, Bioscience Technologies, Inc. dba The Organic Beverage Company, and Integrated BioPharma, Inc., as Guarantor (collectively, the “Lease Defendants”).  The lease was to expire in April 2010, however the Company abandoned the facility in September 2008.  The Landlord has sued for sums due under the Lease under breach of contract and guaranty theories, asserting that the Company was responsible for the lease through May 2009.  The Company believed it had several meritorious defenses which would relieve it of all liability to the Landlord and had filed an answer in which it generally denied liability to the Landlord and asserted several affirmative defenses.  On April 23, 2010, the Landlord and the Company, attended a mediation meeting, during which the parties agreed to settle the suit for $38.  On April 28, 2010, the parties entered into a Compromise, Settlement and Mutual Release Agreement, settling the suit for the $38.  On May 11, 2010, an Order of Dismissal was adjudged and ordered in the District Court of Travis County, Texas in the 126th Judicial District dismissing all claims and counterclaims among the Landlord and the Lease Defendants that have been or could have been brought.  The settlement amount was included in current liabilities related to discontinued operations as of June 30, 2009 and therefore, had no impact on the Company’s results of operations for the fiscal year ended June 30, 2010.

On or about August 10, 2009, AgroLabs  commenced an action in the Superior Court of New Jersey, Law Division, against defendants Kurt E. Cahill, Cheryl A. Cahill, Joseph E. Cahill, Jr. and Monty C. Lloyd (all of whom were previously employed by AgroLabs) (the “AgroLabs Defendants”) for, among other things, breach of contract, breach of fiduciary duty, negligent performance of duties and other and related relief.  On or about September 1, 2009, the AgroLabs Defendants removed the action to the United States District Court for the District of New Jersey.  On or about September 15, 2009, the AgroLabs Defendants filed an answer and affirmative defenses.  The AgroLabs Defendants, however, asserted no counterclaims.  The parties exchanged initial disclosures and other information.  On February 19, 2010, the parties entered into a Settlement Agreement and Release, whereby, the AgroLabs Defendants paid AgroLabs $500 in settlement of the action.  An order of dismissal was entered on February 19, 2010, dismissing the case with each party bearing their own costs.  The settlement amount of $500 is included in Litigation settlements, net in Other expense, net in the Consolidated Statement of Operations for the fiscal year ended June 30, 2010.

The Company is also subject, from time to time, to claims by third parties under various legal theories.  The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company's liquidity, financial condition and cash flows.

Note 15. Related Party Transactions

Carl DeSantis, a director of the Company and a member of CD Financial (see Note 9(a)(i)) and CD Financial have guaranteed certain liabilities of the Company.  On April 7, 2009, CD Financial entered into a Guaranty Agreement with Creative Flavors, Inc. (“CFC”), a major supplier of the Company, guaranteeing up to $500 of the Company’s outstanding obligations to CFC.  The guaranty was terminated on March 10, 2010 by written notice to CFC from CD Financial.  As of June 30, 2010, the Company had an outstanding obligation to CFC in the amount of $151 under the guarantee, which amount is included in accounts payable in the Company’s Consolidated Balance Sheet.  The Company paid this liability in August 2010.

On July 1, 2009, the Company entered into a credit and payment agreement (the “Payment Agreement”) with a major supplier, Triarco, Inc. (“Triarco”).  Under the terms of the Payment Agreement, the Company was obligated to pay its past due balance in eight equal installments of $50 beginning August 1, 2009 and Mr. DeSantis agreed to separately guarantee (the “Personal Guaranty”) the Company’s obligations to Triarco. In exchange, Triarco agreed to extend additional credit of $400 (the “Additional Amount Outstanding”) on net thirty day terms beginning with trade payables dated June 24, 2009.  The Personal Guaranty was limited to the lesser of the aggregate amount owed to Triarco or $800.  On March 10, 2010, Mr. DeSantis decreased the obligations secured by the Personal Guaranty to $200.  As of June 30, 2010, the Company owes Triarco $173 under the Additional Amount Outstanding, this amount is included in accounts payable in the Company’s Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

Neither CD Financial nor Mr. DeSantis received any compensation from the Company in connection with these guarantees.

The Company has a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Companys Chief Executive Officer, Chairman of the Board, President, and majority shareholder. This agreement is on a month-to-month basis and provides for payment by the Company of a fee in the amount off $1 per month. The total consulting expense recorded in connection with this verbal agreement was $13 in each of the fiscal years ended June 30, 2010 and 2009.

See Note 9(a)(i) and 9(b) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 14(a) - Leases for related party lease transactions.

Note 16. Equity Transactions

(a) Stock Option Plan. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the purchase of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms.

During the fiscal year ended June 30, 2010 and 2009, the Company has incurred stock compensation expense of $895 and $1,301, respectively and is included in selling and administrative expenses in the consolidated statement of operations. Stock compensation is also included in discontinued operations in the amount of $22 for the fiscal years ended June 30, 2009.  Stock compensation expense includes Restricted Stock Units ("RSUs") granted under the Company’s Stock Option Plan that are also expensed over the vesting period.  As of June 30, 2010, there are 110,832 RSUs outstanding that are scheduled to vest in the fiscal year ending June 30, 2011.

The intrinsic value of options outstanding and exercisable at June 30, 2010 and 2009 was $2 in each period. The remaining unrecognized stock-based compensation expense at June 30, 2010 was $269 and will be amortized over a weighted average life of 0.75 years.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

The estimated fair value for options at the date of each grant was estimated using a Black-Scholes option pricing model using the following assumptions:

Fiscal Year Ended June 30, 2009

Risk-free interest rate	1.59%
Expected volatility	100%
Exercise price of common stock	$0.14
Closing price of common stock on grant date	$0.14
Dividend yield	--
Expected life	7 to 10 years

The risk free rate of return is based on the U.S Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants.  Expected volatility for a stock-based grant is based on historic daily stock price observations of its common stock over the period immediately preceding the date of grant that is equal in length to the expected term of the grant. The expected term of the options is estimated based on the Company’s historical exercise rate and forfeiture rate. Forfeiture rates are estimated based on employment termination experience and are updated every reporting period based upon facts and circumstances. As of June 30, 2010, the Company estimates that approximately 10% of options not currently vested will forfeit.  The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuations.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2010 under the Company’s stock option plans:
(b) Warrants. As of June 30, 2010 and 2009, the Company has 500,000 and 536,000 warrants outstanding, respectively, to purchase shares of common stock at $0.80 and at prices ranging from $0.80 to $14.00, respectively. All outstanding warrants are currently exercisable.

(c) Consulting Agreements. Effective July 1, 2008, the Company entered into two consulting agreements which resulted in the issuance of 350,000 shares of the Company’s common stock associated with these three year consulting agreements. As such, on the effective date of these agreements, the Company recognized prepaid consulting expenses of $830 with a corresponding increase in common stock and additional paid in capital. In March 2009, 100,000 shares of the Company’s common stock associated with one of the consulting agreements were cancelled as the related consulting agreement was rescinded by both parties.  During the fiscal year ended June 30, 2010 and 2009, the Company has amortized $197 in each period to selling and administrative expenses in the Company’s Consolidated Statement of Operations. The remaining consulting expense of $197 will be amortized into selling and administrative expenses over the remaining one year term of the non rescinded consulting agreement.

(d) Series C Redeemable Convertible Preferred Stock. On February 21, 2008, the Company raised $5,788 in net proceeds from the sale of 6,000 shares of the Company’s Series C Redeemable Convertible Preferred Stock, par value $1,000 per share (‘the “Series C Preferred Shares’), at a purchase price of $1,000 per share, in connection with the extinguishment of a Revolving Credit Facility and the Term Credit Facility.

Dividends of the Series C Preferred Shares were 10% per annum, payable on a annual basis, by the Company in shares of the Company's Common Stock, par value $0.002 per share (the "Common Stock"). Accordingly, the Company paid approximately $54 in the fiscal year ended June 30, 2009.

The Series C Preferred Shares were convertible at any time at the option of the holder into shares of Common Stock based on a conversion price, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event, and upon certain below-market issuances of our common stock. Upon the election to convert, each holder of shares of Series C Preferred Shares will receive such number of fully-paid and nonassessable shares of our common stock as determined by dividing the aggregate liquidation preference of the shares of Series C Preferred Shares to be converted by the conversion price then in effect on the conversion date. Prior to and including August 21, 2008, the conversion price of each share of Series C Preferred Shares was a formula that bases the conversion price on the lesser of (i) the greater of (x) 90% of the average market price of our common stock for 10 trading days immediately preceding the conversion date and (y) $2.00 and (ii) $2.94. During July and August 2008, all 6,269 Series C Preferred Shares (inclusive of cumulative dividends of 269 shares of Series C Preferred Stock) were converted into 2,639,204 shares of the Common Stock. The conversion resulted in an increase to common stock of $5 and additional paid in capital of $6,264.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 AND 2009 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 AND 2009
(in thousands, except share and per share amounts)

The Company recorded a beneficial conversion feature of $1,216 and such amounts are being accreted over a five year period, until the mandatory redemption date of the Series C Preferred Stock which was the fifth anniversary of issuance of the Series C Preferred Stock. The Company recorded accretion of $1,137 for the fiscal years ended June 30, 2009 to deemed dividend from beneficial conversion feature of Preferred stock dividend in the accompanying Consolidated Statements of Operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 28, 2010	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: September 28, 2010	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer