Form 10-K/A
period 2010-06-30
INTEGRATED BIOPHARMA INC
filed 2010-09-29
CIK 1016504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Statement

This Amendment No. 1 amends Integrated BioPharma, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 which was filed with the Securites and Exchange Commission on September 28, 2010. The Company is filing this Amendment No. 1 to correct a typographical error found in the Report of Independent Registered Public Accounting Firm in the original filing. Accordingly, the Report of Independent Registered Public Accounting Firm page has been amended to reflect a correction of the typographical error.

This Amendment No. 1 does not include the entire Form 10-K except as described in this explanatory note. This Amendment No. 1 does not amend any other information set forth in the original filing.

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

/s/ FRIEDMAN, LLP

September 28, 2010
East Hanover, NJ

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