Form 10-Q
period 2010-09-30
INTEGRATED BIOPHARMA INC
filed 2010-11-15
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

  ☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☐     No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 15, 2010
Common Stock, $0.002 par value	20,619,342 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three Months Ended September 30, 2010

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2010 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to condensed consolidated financial statements.

**INTEGRATED BIOPHARMA, INC.**
**CONDENSED CONSOLIDATED BALANCE SHEETS**
*(in thousands, except for share and per share amounts)*
**(Unaudited)**

| | September 30, 2010 | June 30, 2010 |
|---|---|---|
| **Assets** | | |
| **Current Assets:** | | |
| Cash and cash equivalents | $ 1,048 | $ 648 |
| Accounts receivable, net | 1,586 | 1,628 |
| Inventories | 6,155 | 6,988 |
| Other current assets | 560 | 556 |
| **Total current assets** | 9,349 | 9,820 |
| Property and equipment, net | 1,780 | 1,719 |
| Intangible assets, net | 1,397 | 1,432 |
| Investment in iBio, Inc. | 823 | 823 |
| Security deposits and other assets | 52 | 54 |
| **Total Assets** | $ 13,401 | $ 13,848 |
| **Liabilities and Stockholders' Deficiency:** | | |
| **Current Liabilities:** | | |
| Notes Payable | $ 7,805 | $ 7,805 |
| Accounts payable (includes $722 and $686 due to a related party at September 30, 2010 and June 30, 2010) | 5,264 | 6,440 |
| Convertible note payable - CD Financial LLC, net | 3,957 | 3,642 |
| Accrued expenses and other current liabilities | 1,562 | 1,357 |
| Notes Payable, CD Financial LLC | 340 | 300 |
| **Total current liabilities** | 18,928 | 19,544 |
| **Commitments and Contingencies** | | |

See accompanying notes to condensed consolidated financial statements.

**INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES**
**CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS**
***(in thousands, except share and per share amounts)***
**(Unaudited)**

| | Three months ended September 30, 2010 | Three months ended September 30, 2009 |
|---|---|---|
| Cash flows provided by operating activities: | | |
| Net loss | $ (1) | $ (937) |
| Adjustments to reconcile net loss to net cash provided from operating activities: | | |
| Depreciation and amortization | 118 | 110 |
| Accretion of financing instruments | 324 | 490 |
| Change in fair value of derivative liabilities | (6) | 255 |
| Gain on sale of fixed assets | (30) | - |
| Allowance for doubtful accounts | (1) | (57) |
| Compensation expense for consulting services | 49 | 49 |
| Compensation expense for employee stock options | 165 | 281 |
| Changes in assets and liabilities: | | |
| Decrease (increase) in: | | |
| Accounts receivable | 44 | 1,241 |
| Inventories | 833 | 340 |
| Other current assets | (58) | (15) |
| Security deposits and other assets | 2 | 49 |
| (Decrease) increase in: | | |
| Accounts payable | (1,176) | (635) |
| Accrued expenses and other liabilities | 223 | 238 |
| **Net cash provided from operating activities - continuing operations** | 486 | 1,409 |
| Net cash provided from operating activities - discontinued operations | - | 42 |
| **Net cash provided from operating activities** | 486 | 1,451 |

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements for the interim periods are unaudited and include the accounts of the Company. The interim condensed financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (“10-K”), as filed with the SEC. The June 30, 2010 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year ending June 30, 2011 or for any other period.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Investment in iBio, Inc. The Company accounts for its investment in iBio on the cost basis as it retained approximately 6% of its interest in iBio at the time of the spin-off of this subsidiary in August 2009. The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.

Revenue Recognition. For product sales, the Company recognizes revenue when the product’s title and risk of loss transfers to the customer. The Company believes this revenue recognition practice is appropriate because the Company’s sales policies meet the following four criteria: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred, (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Note 2. Liquidity and Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows for four consecutive years including a net loss attributable to common stockholders of $5,535 and negative operating cash flows of $132 for the year ended June 30, 2010.  For the three months ended September 30, 2010, the Company had operating income of $556, a net loss of $1 and had positive operating cash flows of $486.  As of September 30, 2010, the Company had cash and cash equivalents of $1.0 million, a working capital deficit of $9,579, primarily attributable to the classification of the amended Notes Payable (See Note 6(a)(ii)) in the amount of $7,805, which matured on November 15, 2009, the Convertible Note Payable in the amount of $3,957 (stated principal amount of $4,500), due in February 2011 (See Note 6(a)(i)) and an accumulated deficit of $49,901.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company defaulted on the $7,805 outstanding amount of Notes Payable by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”). As of November 15, 2010, the Company has not repaid the Notes Payable or the default interest referenced in the Notice. However, the Company and the Holder continue to negotiate in good faith to amend the terms of the Holder’s Notes Payable, to, among other things, (i) extend the maturity date of the Notes Payable to April 15, 2011, (ii) modify certain covenants and (iii) require a pledge by two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis of additional collateral, as well as limited personal guarantees by them. There can be no assurance that the Company will be able to finalize the restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum and is evaluating its strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Company’s assets or operating subsidiaries and/or capital restructuring plans.  In addition, if the Company is unsuccessful in finalizing the contemplated debt restructuring with respect to the Notes Payable with its current lenders and/or replacing its current lenders, its ability to continue as a going concern could be further impacted.  As of November 15, 2010, the Company has not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised their rights to foreclose on the pledged collateral.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

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

Note 3. Intangible Assets, net

Intangible assets consist of trade names, license fees and unpatented technology.  The carrying amount of other intangible assets is as follows:

Amortization expense recorded on other intangible assets for each of the three months ended September 30, 2010 and 2009 was $35.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

Note 5. Property and Equipment, net

Property and equipment, net consists of the following as of:

Depreciation and amortization expense was $84 and $75 for the three months ended September 30, 2010 and 2009, respectively.  In the three months ended September 30, 2010, the Company disposed of fully depreciated machinery and equipment in the amount of $136 for a gain of $30.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

Note 6. Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock

(a) On February 21, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds, in the aggregate, of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 per share (all of the Series C Redeemable Convertible Preferred Stock was converted into the Company’s common stock in July and August 2008), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also has recorded $218 of deferred financing costs associated with the SPAs and $130 of such deferred financing costs were netted against the gross proceeds received. These costs were allocated to each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction to which the costs were allocated. As of September 30 and June 30, 2010, the Company had $15 and $20 of deferred financing costs remaining, respectively. As of September 30, 2010, the remaining balance will be amortized to interest expense over the ensuing five months. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of the Company’s assets. Concurrently with entry into the SPAs, the Company terminated its outstanding credit facilities with Amalgamated Bank in the amount of $16,333 with the repayment of $16,006.

(i) CD Financial, LLC (“CD Financial”), a related party, provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date (included in accrued expenses as of September 30, 2010 and June 30, 2010 in the accompanying Condensed Consolidated Balance Sheet), in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, and $4,500 in principal amount of Convertible Note Payable. The Company allocated the proceeds and the discount based on the relative fair value of the Convertible Note Payable and the Series C Preferred Stock. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock. As of September 30, 2010 and June 30, 2010, the unpaid discount on the Series C Preferred Stock and Convertible Note Payable in the amount of $163 is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

As of July 1, 2009, the Company recorded an accumulated adjustment to account for the embedded derivative liability of the conversion feature of the Convertible Note Payable, resulting in a decrease to additional paid in capital of $715, a decrease in accumulated deficit of $2,097, a decrease in the carry value of the Convertible Note Payable of $1,426 and the recognition of a derivative liability of $44.  As of September 30, 2010 and June 30, 2010, the related derivative liability to the Convertible Note Payable had no value.  As of September 30, 2010, the remaining discount of $530 is being accreted to interest expense until maturity of the Convertible Note Payable.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

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

Included in Other Expense, net in the accompanying Condensed Consolidated Statement of Operations, is $8 and $307 related to the accretion of the discount and accretion of the embedded derivative liability related to the Convertible Note Payable, respectively, for the three months ended September 30, 2010 and $8 and $221 related to the accretion of the discount and accretion of the beneficial conversion feature on the Convertible Note Payable, respectively, for the three months ended September 30, 2009.

As of September 30, 2010, the Company had interest in arrears of $217 on the Convertible Note Payable.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  The Company resumed interest payments on the Convertible Note Payable in August of 2009.  In March 2010, CD Financial orally agreed to defer the interest owed for April 2010 until the Company returned to positive cash flows, in the amount of $36, to assist the Company in meeting its short term cash flow requirements.  Monthly interest payments resumed for the May 2010 interest owed.

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

(ii) Imperium provided gross proceeds of $9,837, including a discount of $163, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, $7,000 in principal amount of 8.0% Notes Payable and 200,000 shares of the Company’s common stock. The Notes Payable originally matured on February 21, 2009. The Company allocated the proceeds and the discount based on the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock. The Company amortized, to interest expense, the discount applied to the Notes Payable over the term of the notes and charged to Additional Paid in Capital the discounts applied to the Series C Preferred Stock and the common stock. The Company recorded a beneficial conversion feature on the Series C Preferred Stock of $608. The beneficial conversion feature was accreted over the five-year maturity period until the redemption of the Series C Preferred Stock in August 2008. The beneficial conversion features were accreted using the effective interest rate method. For the three months ended September 30, 2010 and 2009, included in Other Expense, net in the accompanying Condensed Consolidated Statement of Operations, is none and $124, respectively, related to the accretion of the discount on the Notes Payable.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

On October 14, 2008, the Company and the Notes Payable holders amended their SPA to extend the maturity from February 21, 2009 to November 15, 2009 (See Note 2. Liquidity and Going Concern). In consideration for extending the maturity of the Notes Payable, the Notes Payable holders will forgo the 200,000 shares of common stock as additional interest and the Company  (i) granted a 11.5% premium on the principal, thus aggregating a principal balance due of $7,805 and certain other amounts payable under the Notes Payable, if any, (ii) certain new covenants are applicable to the Company effective October 14, 2009, (iii) the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term at an exercise price of $0.80 per share, and (iv) the registration of the resale of the shares of the Company’s Common Stock for which the warrants are exercisable.

The amended Notes Payable in the amount of $7,000 bear an interest rate of 8.0% and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method, which resulted in additional interest expense for the three months ended September 30, 2009 of $193. As of July 1, 2009, the warrants issued were deemed to have a derivative liability resulting in an accumulated adjustment to account for the embedded derivative liability of the strike price resulting in a decrease to additional paid in capital of $169, a decrease in accumulated deficit of $140.  As of September 30, 2010 and June 30, 2010, the related derivative liability to the amended Notes Payable had estimated fair values of $12 and $18 which is included in accrued expenses and other current liabilities in the accompanying condensed balance sheets.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

The discount to the amended Notes Payable for the warrants which is being accreted using the effective interest method resulted in interest expense for the three months ended September 30, 2010 and 2009 of none and $43, respectively. The Company also recorded an additional $10 of deferred financing costs as a result of the issuance of the amended Notes Payable.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”). As of November 15, 2010, the Company has not repaid the Notes Payable or the default interest referenced in the Notice.  However, the Company and the Holder continue to negotiate to amended the terms of the Holder’s Notes Payable (i) extend the maturity date of the Notes Payable to April 15, 2011, (ii) modify certain covenants and (iii) require a pledge by the Company of additional collateral, as well as personal guarantees by two of the most significant shareholders and directors of the Company. There can be no assurance that the Company will be able to negotiate a successful restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As of November 15, 2010, the Company has not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised their rights to foreclose on the pledged collateral. If the Notes Payable are not restructured, and as a result of the event of default that arose based upon the Company’s failure to pay the Notes at maturity, the note holders have the right, to give the Company an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company.

(b) On November 24, 2009, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial (see Note 6(a)(i)).  The CD Note matures on November 24, 2010 and bears interest at the rate of 5%.  Interest is accrued monthly and is payable upon maturity.

(c) On July 29, 2010, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a second promissory note in the amount of $40 (the “CD $40 Note”) with CD Financial (see Note 6(a)(i)).  The CD $40 Note matured on October 29, 2010 and bore interest at the rate of 5%; Manhattan Drug repaid the CD $40 Note on October 29, 2010.  Interest was accrued monthly and was paid on maturity.

The following table presents the stated value/principal of each of the securities issued in connection with the debt outstanding as of September 30, 2010:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

The weighted average interest rate paid was 8.59% in each of the three months ended September 30, 2010 and 2009.  As of September 30, 2010 and June 30, 2010, the Company had accrued and unpaid interest of approximately $300 as of each period end, for the Notes Payable and Convertible Note Payable.  (See Note 6(a) above).

Note 7. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250 through December 31, 2013. As of September 30, 2010, the Company’s had $484 of uninsured deposits at these financial institutions.

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

(c) Major Customers. For the three months ended September 30, 2010 and 2009, approximately 84.0% and 76.2% of revenues were derived from two customers, respectively.  Accounts receivable as of September 30, 2010 from these two customers represented approximately 78% of total accounts receivable. The loss of either of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(d) Other Business Risks. The Company insures it business and assets against insurable risks, to the extent that it deems appropriate, based upon an analysis of the relative risks and costs. The Company believes that the risk of loss from non-insurable events would not have a material adverse effect on the Company’s operations as a whole

The raw materials used by the Company are primarily commodities and agricultural-based products. Raw materials used by the Company in the manufacture of its nutraceutical products are purchased from independent suppliers. Raw materials are available from numerous sources and the Company believes that it will continue to obtain adequate supplies.
Approximately 54% the Company’s employees, located in its New Jersey facility, are covered by a union contract. The contract was renewed in August 2010 and will expire in August 2011.

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

Rent expense for the three months ended September 30, 2010 and 2009 on these leases were $202 and $228, respectively, and are included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2010 and June 30, 2010, the Company had an outstanding obligation of $722 and $686, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles.

The minimum rental commitment for long-term non-cancelable leases is as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $294 and $292 for the three months ended September 30, 2010 and 2009, respectively. Rent expense is included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

 (b) Consulting Agreements.

Effective July 1, 2008, the Company entered into a consulting agreement with Jeffrey Leach (an employee of the Company as of the date of the agreement and its former President and Chief Executive Officer).  Pursuant to the consulting agreement, Mr. Leach is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest. In connection with the agreement, the Company issued 250,000 shares of the Company’s common stock, the remaining 83,333 unvested shares will vest in January 2011 (See Note 10. Equity Transactions).

(c) Legal Proceedings.

The Company is subject, from time to time, to claims by third parties under various legal theories.  The defense of such claims, or any adverse outcome of any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.  As of November 15, 2010, management believes that there are no significant legal matters pending that would have a material effect on the Company’s liquidity, financial condition or cash flows.
Note 9. Related Party Transactions

Carl DeSantis, a director of the Company and a member of CD Financial (see Note 6(a)(i)) and CD Financial have guaranteed certain liabilities of the Company.  On April 7, 2009, CD Financial entered into a Guaranty Agreement with Creative Flavors, Inc. ("CFC"), a major supplier of the Company, guaranteeing up to $500 of the Company's outstanding obligations to CFC.  The guaranty was terminated on March 10, 2010 by written notice to CFC from CD Financial.  As of June 30, 2010, the Company had an outstanding obligation to CFC in the amount of $151 under the guarantee, which amount is included in accounts payable in the Company's Consolidated Balance Sheet.  The Company paid this liability in August 2010.

On July 1, 2009, the Company entered into a credit and payment agreement (the “Payment Agreement”) with a major supplier, Triarco, Inc. (“Triarco”).  Under the terms of the Payment Agreement, the Company was obligated to pay its past due balance in eight equal installments of $50 beginning August 1, 2009 and Mr. DeSantis agreed to separately guarantee (the “Personal Guaranty”) the Company’s obligations to Triarco. In exchange, Triarco agreed to extend additional credit of $400 (the “Additional Amount Outstanding”) on net thirty day terms beginning with trade payables dated June 24, 2009.  The Personal Guaranty was limited to the lesser of the aggregate amount owed to Triarco or $800.  On March 10, 2010, Mr. DeSantis decreased the obligations secured by the Personal Guaranty to $200.  As of September 30, 2010, the Company owes Triarco $174 under the Additional Amount Outstanding, which is included in accounts payable in the Company’s Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

Neither CD Financial nor Mr. DeSantis received any compensation from the Company in connection with this guarantee.

The Company has a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President, and majority shareholder. This agreement is on a month-to-month basis and provides for payment by the Company of a fee in the amount of approximately $1.3 per month. The total consulting expense recorded in connection with this verbal agreement was approximately $4 in each of the three months ended September 30, 2010 and 2009.

See Note 6(a)(i) and 6(b)(c) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 8(a) - Leases for related party lease transactions.

Note 10. Equity Transactions

(a) Stock Option Plan and Warrants. There were no stock options or warrants issued in the three months ended September 30, 2010 and 2009. During the three months ended September 30, 2010 and 2009, the Company has incurred stock compensation expense of $165 and $281, respectively and is included in selling and administrative expenses in the accompanying condensed consolidated Statements of Operations.

During the three months ended September 30, 2010 and 2009, total options and warrants of 3,199,738 and 3,061,785, respectively, to purchase shares of common stock, were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods. For each of the three-month periods ended September 30, 2010 and 2009, options to purchase 25,000 shares of common stock with exercise prices below the market price, were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.

For the each of the three-month periods ended September 30, 2010 and 2009, common share equivalents of 2,250,000 related to the Convertible Note Payable were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

(b) Consulting Agreements. Effective July 1, 2008, the Company entered into a three-year consulting agreement which resulted in the issuance of 250,000 shares of the Company’s common stock.  On the effective date of the consulting agreement, the Company recognized prepaid consulting expenses of $593 with a corresponding increase in common stock and additional paid in capital. During each of the three months ended September 30, 2010 and 2009, the Company amortized $49 to selling and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The remaining consulting expense of $148 will be amortized into selling and administrative expenses over the remaining nine month term of the consulting agreement.

Note 11. Income Taxes

The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not. This determination is based on projected taxable income and tax planning strategies. Otherwise, a valuation allowance is applied.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands, except share and per share amounts)
(Unaudited)

Realization of the Company’s deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets in the fiscal year ended June 30, 2009.  In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of September 30, 2010 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

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

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, pending divestitures, future economic conditions, revenue, pricing, gross margin and costs, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Our financial results are substantially dependent on net sales.  Net sales is partly a function of the mix of branded proprietary nutraceutical products, contract manufactured products and other nutraceutical sales, all of which are difficult to forecast.  The varied sales pricing among our products and promotional support in the form of consumer coupons or other sales price allowances, along with the mix of products sold affects the average selling price that we will realize and has a large impact on our revenue and gross margins. Net sales is also affected by the timing of new product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to consumer tastes and needs; and the availability of sufficient raw materials and production lead-time from suppliers to meet demand. Factors that could cause demand to be different from our expectations include customer acceptance of our products and our competitors products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings and introductions, facilities, personnel, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2010. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Sales, net. Sales, net, for the three months ended September 30, 2010 and 2009 were substantially the same and are comprised of the following:

For the three months ended September 30, 2010 and 2009, approximately 84% and 76% of total net sales were derived from two customers.  The loss of either of these two customers would have an adverse affect on our operations.  We continue to expand our customer base by expanding from selling our proprietary branded nutraceutical products primarily to “club” stores into the retail sales segment and expanding our sales in the international market and e-commerce markets.

The increase in our net sales is the result of an increase in our contract manufacturing products sales of approximately $1.8 million (this increase was primarily from increased sales to one of our major customers in the amount of $1.7 million), offset by a decrease in sales from our branded proprietary nutraceutical product line of approximately $1.7 million (this decrease was the result of a $1.5 million, or approximately 20%, decrease in product sales to our customer base, primarily as a result of two factors, decreased inventory levels at our customers' warehouses and decreased sales by our customers to the end consumers;  the remaining decrease was the result of increased price reductions to incentivize our retail store customers and, in turn the end consumers, to purchase our products). The remaining nutraceutical product lines had net sales decreases of approximately $68 compared to the prior period.

Cost of sales.  Cost of sales increased by $0.2 million to $8.0 million for the three months ended September 30, 2010 as compared to $7.8 million for the three months ended September 30, 2009. Cost of sales increased as a percentage of sales to 72.6% for the three months ended September 30, 2010 as compared to 70.6% for the three months ended September 30, 2009. The increase in costs of sales as a percentage of net sales is primarily the result of increased promotional spend (coupons, end caps, slotting fees and other sales allowances) in our branded nutraceutical product lines from 18% to 21%, had we been able to maintain the same 18% in the three months ended September 30, 2010, our cost of sales would have been approximately $0.2 million lower.

Selling and Administrative Expenses.  Selling and administrative expenses were $2.5 million for the three months ended September 30, 2010, as compared to $3.2 million for the three months ended September 30, 2009, a decrease of $0.7 million or 22.9%. As a percentage of sales, net, selling and administrative expenses were 22.4% for the three months ended September 30, 2010 and 29.1% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.7 million is mainly due to decreases in:

•	advertising and marketing ($0.3 million);
•	stock compensation expenses ($0.1 million);
•	professional fees ($0.2 million); and
•	compensation and employee benefits ($0.1 million).

Our advertising and marketing costs decreased by approximately $0.3 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customers store locations.  Our management has decreased the use demos as a form of advertising with this customer as it was determined that it was not producing a significant enough increase in the number of units being sold through to the consumer.

Our stock compensation expense decreased by $0.1 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements) and due to the lack of any stock options being granted in the fiscal year ended June 30, 2010.

Our professional fees decreased by $0.2 million primarily due to the settlement of our litigation in the fiscal year ended June 30, 2010 resulting in lower legal costs incurred in the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Lastly, our compensation and employee benefits decreased by $0.1 million from the three months ended September 30, 2010 from the three months ended September 30, 2009 due a reduction of work force and the decreased cost resulting from switching professional employment organizations (reduced administrative costs with outsourcing our human resources functions and employee benefits).

Other expense, net. Other expense, net was approximately $0.55 million for the three months ended September 30, 2010 compared to $0.96 million for the three months ended September 30, 2009, a decrease of $0.41 million.  Interest expense represents approximately $0.59 million of other expense in the three months ended September 30, 2010 compared to $0.74 million in the three months ended September 30, 2009, a decrease of $0.15 million.  The decrease in interest expense is primarily attributable to the lack of any accretion on our Notes Payable in the three months ended September 30, 2010, compared to $0.19 million in the three months ended September 30, 2009.  The balance of the decrease, or approximately $0.26 million, is a result of the decrease in the fair market value of derivative liabilities to approximately $6,000 in the three months ended September 30, 2010, from a loss of $0.26 million for the three months ended September 30, 2009.

Federal and state income tax, net. For the three months ended September 30, 2010 and September 30, 2009, we had minimal amounts of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Net income (loss). We had a net loss of approximately $1,000 for the three months ended September 30, 2010 compared to a net loss of $0.9 million for the three months ended September 30, 2009. The decrease in the net loss of approximately $0.9 million is primarily the result of an increase in operating income of $0.5 million and a decrease in other expenses, net of $0.4 million.

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

At September 30, 2010, our working capital deficit was approximately $9.6 million, a decrease of approximately $0.1 million in our working capital deficit of approximately $9.7 million at June 30, 2010. Our current assets decreased by $0.5 million and our current liabilities decreased by $0.6 million, as we were able to pay our suppliers in less days as a result of our increased sales in our contract manufacturing business.

Net cash provided by operating activities of $0.5 million in the three months ended September 30, 2010, includes a net loss of $1,000. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.6 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $0.1 million and was the result of an increase in inventory of $0.8 million, offset by a net decrease in accounts payable, accrued expenses and other liabilities of $0.9 million.

Net cash provided by operating activities of $1.5 million for the three months ended September 30, 2009 included a net loss of $0.9 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.2 million. Cash was provided by continuing operations from our working capital assets and liabilities in the amount of approximately $1.2 million was the result of a decrease in accounts receivable of $1.2 million and inventory of $0.4 million, offset by a net decrease in accounts payable and accrued expenses and other liabilities of approximately $0.4 million.  Less than approximately $0.05 million of cash used was provided by operating activities of our discontinued operations.

Cash used in investing activities was used for the purchase of fixed assets of approximately $145,000 and was offset by a gain on the sale of machinery and equipment of $30,000 in the three months ended September 30, 2010, compared to using approximately $34,000 in the three months ended September 30, 2009 for the purchase of machinery and equipment.

Cash provided by financing activities was approximately $29,000 for the three months ended September 30, 2010 and was the result of proceeds of $40,000 from the issuance of a note payable to CD Financial, offset by payments under our capitalized lease obligation of approximately $11,000.  There were no financing activities for the three months ended September 30, 2009.

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows for four consecutive fiscal operating years including a net loss attributable to common stockholders of $5.5 million and negative operating cash flows of approximately $132,000 for the fiscal year ended June 30, 2010. For the three months ended September 30, 2010, we had operating income of approximately $0.6 million and a net loss of approximately $1,000.  At September 30, 2010, we had cash and cash equivalents of $1.0 million, a working capital deficit of $9.6 million, primarily attributable to the amended Notes Payable in the amount of $7.8 million, which were due on November 15, 2009, the Convertible Note Payable in the amount of $4.0 million (stated principal amount of $4.5 million, due in February 2011) and an accumulated deficit of $49.9 million.  These factors raise substantial doubt as to our ability to continue as a going concern.

We defaulted on the $7.8 million outstanding amount of Notes Payable by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, we received a payment demand (the “Notice”) for default interest from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”). As of November 15, 2010, we have not repaid the Notes Payable or the default interest referenced in the Notice. However, the Company and the Holder continue to negotiate in good faith to amend the terms of the Holder’s Notes Payable, to, among other things, (i) extend the maturity date of the Notes Payable to April 15, 2011, (ii) modify certain covenants and (iii) require a pledge by two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis of additional collateral, as well as, limited personal guarantees by them.  There can be no assurance that the Company will be able to finalize the restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As of November 15, 2010, we have not received any additional demand of payment notices from the amended Notes Payable holders nor have the note holders exercised their rights to foreclose on the pledged collateral.

If the Notes Payable are not restructured and as a result of the event of default that arose based upon our failure to pay the Notes at maturity, the note holders have the right, to give us an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require us to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to us.  Assuming the Company is able to raise additional capital and/or refinance its Notes Payable, and it is not adversely affected by the current economic conditions, we believe that our available capital as of September 30, 2010 will enable the Company to continue as a going concern.  However, there can be no assurance that we will be able raise additional capital or finalize the restructuring of the amended Notes Payable, nor that the current economic conditions will not negatively impact us.  Furthermore, we are considering strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Company’s assets or operating subsidiaries and/or capital restructuring plans.  In addition, if we are unsuccessful in finalizing the contemplated debt restructuring with respect to the Notes Payable with our current lenders and/or replacing our current lenders, our ability to continue as a going concern could be further impacted.  If we are unable to implement any strategic alternative, including raising additional capital or finalizing the restructuring of the full outstanding amount of our amended Notes Payable upon acceptable terms, it would have a material adverse effect on the Company, including possible foreclosure by the note holders of our assets.

Our total annual commitments at September 30, 2010 for long term non-cancelable leases of approximately $0.6 million consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2010 and 2009 were approximately $145,000 and $35,000, respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2011. The total amount is expected to be funded from cash provided from its operations and from lease financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncement

None.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2010, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 21, 2010, the Company issued 50,000 shares of common stock to CD Financial.  See Note 6(a)(i) to the Condensed Consolidated Financial Statements – Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default with respect to $7.8 million outstanding amount of Notes Payable as a result of the Company failing to repay the Notes Payable on their scheduled maturity date. See Note 6(a)(ii) to the Condensed Consolidated Financial Statements – Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)           Exhibits

Exhibit
Number

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended.
31.1	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date:	November 15, 2010	By: /s/ E Gerald Kay
E, Gerald Kay,
President and Chief Executive Officer

Date:	November 15, 2010	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President