Form 10-Q
period 2010-12-31
INTEGRATED BIOPHARMA INC
filed 2011-02-14
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2011
Common Stock, $0.002 par value	20,780,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Six Months Ended December 31, 2010

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009
Sales, net	$ 10,330	$ 8,760	$ 21,415	$ 19,795
Cost of sales	7,652	6,424	15,702	14,216
Gross profit	2,678	2,336	5,713	5,579
Selling and administrative expenses	2,479	2,893	4,959	6,109
Operating income (loss)	199	(557)	754	(530)
Other expense, net:				
Interest expense	(617)	(638)	(1,206)	(1,380)
Gain on sale of fixed assets	-	-	30	-
Litigation settlements, net	-	(100)	-	(100)
Change in fair market value of derivative instruments	-	296	6	41
Other income, net	-	11	4	49
Other expense, net	(617)	(431)	(1,166)	(1,390)
Loss from continuing operations before income taxes	(418)	(988)	(412)	(1,920)
Federal and state income tax expense, net	5	8	12	19
Net loss	$ (423)	$ (996)	$ (424)	$ (1,939)

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31, 2010	June 30, 2010
Assets		
Current Assets:		
Cash and cash equivalents	$ 1,583	$ 648
Accounts receivable, net	1,029	1,628
Inventories	6,558	6,988
Other current assets	482	556
Total current assets	9,652	9,820
Property and equipment, net	1,768	1,719
Intangible assets, net	1,363	1,432
Investment in iBio, Inc.	823	823
Security deposits and other assets	54	54
Total Assets	$ 13,660	$ 13,848
Liabilities and Stockholders' Deficiency:		
Current Liabilities:		
Notes Payable, net of discount	$ 7,805	$ 7,805
Accounts payable (includes $692 and $686 due to a related party for December 31, 2010 and June 30, 2010)	5,659	6,440
Convertible note payable - CD Financial LLC, net of discount	4,298	3,642
Accrued expenses and other current liabilities	1,476	1,357
Notes Payable - CD Financial LLC	300	300
Total current liabilities	19,538	19,544
Commitments and Contingencies

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended December 31,	
	2010	2009
Cash flows used in operating activities:		
Net loss	$ (424)	$ (1,939)
Adjustments to reconcile net loss to net cash provided by operating activities:		
Gain on sale of fixed assets	(30)	-
Depreciation and amortization	239	223
Accretion of financing instruments	682	869
Change in fair value of derivative instruments	(7)	(41)
Allowance for doubtful accounts	(33)	(57)
Compensation expense for consulting services	98	98
Compensation expense for employee stock options	233	559
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	633	928
Inventories	430	(212)
Other current assets	(43)	(75)
(Decrease) increase in:		
Accounts payable	(781)	127
Accrued expenses and other current liabilities	148	157
Net cash provided by operating activities - continuing operations	1,145	637
Net cash provided from operating activities - discontinued operations	-	69
Net cash provided by operating activities	1,145	706

Note 1. Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements for the interim periods are unaudited and include the accounts of the Company. The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (“10-K”), as filed with the SEC. The June 30, 2010 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2010, are not necessarily indicative of the results for the full fiscal year ending June 30, 2011 or for any other period.

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

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•	sales returns and allowances;
•	trade marketing and merchandising;
•	allowance for doubtful accounts;
•	inventory valuation;
•	valuation and recoverability of long-lived and intangible assets, including the values assigned to acquired intangible assets; and
•	income taxes and valuation allowance on deferred income taxes.

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

Investment in iBio, Inc. The Company accounts for its investment in iBio on the cost basis as it retained approximately 6% of its interest in iBio at the time of the spin-off of this subsidiary in August 2008. The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.

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

Note 2. Liquidity and Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows for four consecutive years including a net loss attributable to common stockholders of $5,535 and negative operating cash flows of $132 for the year ended June 30, 2010.  For the six months ended December 31, 2010, the Company had operating income of $754, a net loss of $424 and had positive operating cash flows of $1,145.  As of December 31, 2010, the Company had cash and cash equivalents of $1,600, a working capital deficit of $9,886, primarily attributable to the classification of the amended Notes Payable (See Note 6(a)(ii)) in the amount of $7,805, which matured on November 15, 2009, the Convertible Note Payable in the amount of $4,298 (stated principal amount of $4,500), due in February 2011 (See Note 6(a)(i)) and an accumulated deficit of $50,324.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company defaulted on the $7,805 outstanding amount of Notes Payable by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest (18% per annum) from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”).  As of February 14, 2011, the Company has not repaid the Notes Payable or the default interest referenced in the Notice.  However, the Company and the Holder continue to negotiate in good faith to amend the terms of the Holder’s Notes Payable, to, among other things, (i) extend the maturity date of the Notes Payable to April 15, 2011, (ii) modify certain covenants and (iii) require a pledge by two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis of additional collateral, as well as limited personal guarantees by them. There can be no assurance that the Company will be able to finalize the restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum and is evaluating its strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Company’s assets or operating subsidiaries and/or capital restructuring plans.  In addition, if the Company is unsuccessful in finalizing the contemplated debt restructuring with respect to the Notes Payable with its current lenders and/or replacing its current lenders, its ability to continue as a going concern could be further impacted.  As of February 14, 2011, the Company has not received any additional demand payment notices for payment in full of the Company’s obligations; however, the amended Note Holders continue to reserve their rights and remedies under the Securities Purchase Agreement and the related Notes Payable.

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

Note 3. Intangible Assets, net

Intangible assets consist of trade names, license fees, and unpatented technology. The carrying amount of other intangible assets, net is as follows as of:

Amortization expense from continuing operations recorded on the intangible assets for each of the three and six months ended December 31, 2010 and 2009 was $35 and $69, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives of the intangible assets and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

Note 5. Property and Equipment, net

Property and equipment consists of the following as of:

Depreciation and amortization expense was $86 and $79 for the three months ended December 31, 2010 and 2009, respectively and $170 and $154 for the six months ended December 31, 2010 and 2009, respectively. In the six months ended December 31, 2010, the Company disposed of fully depreciated machinery and equipment in the amount of $137 for a gain of $30.

Note 6. Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock

(a) On February 21, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds, in the aggregate, of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 per share (all of the Series C Redeemable Convertible Preferred Stock was converted into the Company’s common stock in July and August 2008), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Company also has recorded $218 of deferred financing costs associated with the SPAs and $130 of such deferred financing costs were netted against the gross proceeds received. These costs were allocated to each of the components of the transaction, based on the relative fair values and are amortized based on the terms of the component of the transaction to which the costs were allocated. As of December 31 and June 30, 2010, the Company had $3 and $20 of deferred financing costs remaining, respectively. As of December 31, 2010, the remaining balance will be amortized to interest expense over the ensuing two months. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of the Company’s assets. Concurrently with entry into the SPAs, the Company terminated its outstanding credit facilities with Amalgamated Bank in the amount of $16,333 with the repayment of $16,006.

(i) CD Financial, LLC (“CD Financial”), a related party, provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date (included in accrued expenses as of December 31, 2010 and June 30, 2010 in the accompanying Condensed Consolidated Balance Sheet), in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, and $4,500 in principal amount of Convertible Note Payable. The Company allocated the proceeds and the discount based on the relative fair value of the Convertible Note Payable and the Series C Preferred Stock. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock. As of December 31, 2010 and June 30, 2010, the unpaid discount on the Series C Preferred Stock and Convertible Note Payable in the amount of $163 is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

As of July 1, 2009, the Company recorded an accumulated adjustment to account for the embedded derivative liability of the conversion feature of the Convertible Note Payable, resulting in a decrease to additional paid in capital of $715, a decrease in accumulated deficit of $2,097, a decrease in the carry value of the Convertible Note Payable of $1,426 and the recognition of a derivative liability of $44.  As of December 31, 2010 and June 30, 2010, the related derivative liability to the Convertible Note Payable had no value.  As of December 31, 2010, the remaining discount of $200 is being accreted to interest expense until maturity of the Convertible Note Payable.

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

Included in Interest Expense in the accompanying Condensed Consolidated Statement of Operations, is the following accretion costs:

As of December 31, 2010, the Company had interest in arrears of $217 on the Convertible Note Payable.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  The Company resumed interest payments on the Convertible Note Payable in August of 2009.  In March 2010, CD Financial orally agreed to defer the interest owed for April 2010 until the Company returned to positive cash flows, in the amount of $36, to assist the Company in meeting its short term cash flow requirements.  Monthly interest payments resumed for the May 2010 interest owed.

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

The amended Notes Payable in the amount of $7,000 bear an interest rate of 8.0% and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method, which resulted in additional interest expense for the three and six months ended December 31, 2009 of $96 and $288. As of July 1, 2009, the warrants issued were deemed to have a derivative liability resulting in an accumulated adjustment to account for the embedded derivative liability of the strike price resulting in a decrease to additional paid in capital of $169, a decrease in accumulated deficit of $140.  As of December 31, 2010 and June 30, 2010, the related derivative liability to the amended Notes Payable had estimated fair values of $12 and $18 which is included in accrued expenses and other current liabilities in the accompanying condensed balance sheets.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

The discount to the amended Notes Payable for the warrants which is being accreted using the effective interest method resulted in interest expense for the three and six months ended December 31, 2009 $22 and $65, respectively. There was no such expense recorded for the three and six months ended December 31, 2010.  The Company also recorded an additional $10 of deferred financing costs as a result of the issuance of the amended Notes Payable.

On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest (18% per annum) from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”). As of February 14, 2011, the Company has not repaid the Notes Payable or the default interest referenced in the Notice.  However, the Company and the Holder continue to negotiate to amended the terms of the Holder’s Notes Payable (i) extend the maturity date of the Notes Payable to April 15, 2011, (ii) modify certain covenants and (iii) require a pledge by the Company of additional collateral, as well as personal guarantees by two of the most significant shareholders and directors of the Company. There can be no assurance that the Company will be able to negotiate a successful restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As of February 14, 2011, the Company has not received any additional demand payment notices for payment in full of the Company’s obligations; however, the amended Note Holders continue to reserve their rights and remedies under the Securities Purchase Agreement and the related Notes Payable.  If the Notes Payable are not restructured, and as a result of the event of default that arose based upon the Company’s failure to pay the Notes at maturity, the note holders have the right, to give the Company an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company.

(b) On November 24, 2009, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial (see Note 6(a)(i)).  The CD Note matured on November 24, 2010 and bears interest at the rate of 5%.  Interest is accrued monthly and is payable upon maturity.  As of December 31, 2010, the CD Note remains outstanding.  Interest in the amount of $15, accrued for the period from the issuance date, November 24, 2009, through November 30, 2010, was paid in December 2010.  The CD Note is expected to remain outstanding until the Company satisfies the Company’s obligations under the amended Notes Payable, (see Note 6(a)(ii)).

(c) On July 29, 2010, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a second promissory note in the amount of $40 (the “CD $40 Note”) with CD Financial (see Note 6(a)(i)).  The CD $40 Note matured on October 29, 2010 and bore interest at the rate of 5%; Manhattan Drug repaid the CD $40 Note on October 29, 2010.  Interest was accrued monthly and was paid on maturity.

The following table presents the stated value/principal of each of the securities issued in connection with the debt outstanding as of December 31, 2010:

The weighted average interest rate paid was 8.59% in each of the three and six months ended December 31, 2010 and 2009.  As of December 31, 2010 and June 30, 2010, the Company had accrued and unpaid interest of approximately $302 and $300, respectively, for the Notes Payable and Convertible Note Payable.  (See Note 6(a) above).

Note 7. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of December 31, 2010, the Company had $1.1 million of uninsured deposits at these financial institutions.

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

(c) Major Customers. For the three and six months ended December 31, 2010, approximately 82.2% and 83.1%, respectively, of net sales were derived from two customers.  For the three and six months ended December 31, 2009, approximately 76.6% of revenues were derived from two customers.  Accounts receivable as of December 31, 2010 from the Company’s two major customers represented approximately 44% of total accounts receivable. The loss of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Rent expense for the three and six months ended December 31, 2010 and 2009 on these leases were $167 and $177 and $368 and $405, respectively, and are included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2010 and June 30, 2010, the Company had an outstanding obligation of $692 and $686, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $261 and $240 for the three months ended December 31, 2010 and 2009, respectively, and $555 and $532 for the six months ended December 31, 2010 and 2009, respectively. Rent expense is included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

The minimum rental commitment for long-term non-cancelable leases is as follows:

 (b) Consulting Agreements.

Effective July 1, 2008, the Company entered into a consulting agreement with Jeffrey Leach (an employee of the Company as of the date of the agreement and its former President and Chief Executive Officer). Pursuant to the consulting agreement, Mr. Leach is to provide consulting and specialized services to the Company in the area of finance, acquisition of product lines, refinancing of existing debt and capital raising under the direction of the Company, including for any company in which the Company has an ownership interest. In connection with the agreement, the Company issued 250,000 shares of the Company’s common stock to Mr. Leach, the remaining 83,333 shares vested in January 2011 (See Note 10. Equity Transactions).

(c) Legal Proceedings.

The Company is subject, from time to time, to claims by third parties under various legal theories.  The defense of such claims, or any adverse outcome of any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.  As of February 14, 2011, management believes that there are no significant legal matters pending that would have a material effect on the Company’s liquidity, financial condition or cash flows.

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

On July 1, 2009, the Company entered into a credit and payment agreement (the “Payment Agreement”) with a major supplier, Triarco, Inc. (“Triarco”).  Under the terms of the Payment Agreement, the Company was obligated to pay its past due balance in eight equal installments of $50 beginning August 1, 2009 and Mr. DeSantis agreed to separately guarantee (the “Personal Guaranty”) the Company’s obligations to Triarco. In exchange, Triarco agreed to extend additional credit of $400 (the “Additional Amount Outstanding”) on net thirty day terms beginning with trade payables dated June 24, 2009.  The Personal Guaranty was limited to the lesser of the aggregate amount owed to Triarco or $800.  On March 10, 2010, Mr. DeSantis decreased the obligations secured by the Personal Guaranty to $200, which guarantee expired on June 30, 2010.

Neither CD Financial nor Mr. DeSantis received any compensation from the Company in connection with this guarantee.

The Company has a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President, and majority shareholder. This agreement is on a month-to-month basis and provides for payment by the Company of a fee in the amount of approximately $1.3 per month. The total consulting expense recorded in connection with this verbal agreement was approximately $4 and $8 in each of the three and six months ended December 31, 2010 and 2009, respectively.

See Note 6(a)(i) and 6(b)(c) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 8(a) - Leases for related party lease transactions.

Note 10. Equity Transactions

(a) Stock Option Plan and Warrants. There were no stock options or warrants issued in the three and six months ended December 31, 2010 and 2009.  During the three and six months ended December 31, 2010 and 2009, the Company has incurred stock compensation expense of $68 and $281 and $231 and $559, respectively.

During the three and six months periods ended December 31, 2010 and 2009, total options and warrants to purchase shares of common stock of 3,249,255 and 3,073,017, respectively, , were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods.

During each of the three and six month periods ended December 31, 2010 and 2009, options to purchase 25,000 shares of  common stock with exercise prices below the market price were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.

For both the three and six month periods ended December 31, 2010 and 2009, common share equivalents of 2,250,000 related to the Convertible Note Payable were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses.

(b) Consulting Agreement.  Effective July 1, 2008, the Company entered into a three-year consulting agreement which resulted in the issuance of 250,000 shares of the Company’s common stock.  On the effective date of the consulting agreement, the Company recognized prepaid consulting expenses of $593 with a corresponding increase in common stock and additional paid in capital. During each of the three and six months ended December 31, 2010 and 2009, the Company amortized $49 and $98, respectively, to selling and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The remaining consulting expense of $99 will be amortized into selling and administrative expenses over the remaining six month term of the consulting agreement.

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

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, pending divestitures, future economic conditions, revenue, pricing, gross margin and costs, the tax rate, and potential legal proceedings. We continue to focus our efforts on improving operational efficiency and reducing spending that may have an impact on expense levels and gross margin and diversifying our customer base. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Form 10-Q.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2010. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Results of Operations

Our results from operations in the following table sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the six months ended December 31, 2010 compared to the six months ended December 31, 2009

Sales, net. Sales, net, for the six months ended December 31, 2010 and 2009 were $21.4 million and $19.8 million, respectively, an increase of $1.6 million or 8.2%. The increase is comprised of the following:

For the six months ended December 31, 2010, approximately 83% of total net sales were derived from two customers, as compared to 77% of total net sales for the six months ended December 31, 2009.  The loss of either of these customers would have an adverse affect on our operations.  We continue to expand our customer base by expanding sales of our proprietary branded Nutraceutical products from primarily to “club” stores to the retail sales segment, and expanding our sales in the international market and e-commerce markets.

The increase in our net sales is primarily the result of an increase of approximately $3.6 million in our contract manufacturing product sales from increased sales to one of our major customers, Herbalife.  This increase was offset by a decrease in our branded proprietary Nutraceutical product line of approximately $1.6 million due to declining sales of our original three products introduced to the market four years ago and increased sales allowances to one of our major customers, Costco.  Management believes that these original three products may have reached their marketing life cycle and has, accordingly, focused their efforts on introducing new products into the market place, including packaging, product size and new formulations.  The remaining Nutraceutical product lines had net sales decreases of approximately $0.3 million compared to the prior period.

Cost of sales.  Cost of sales increased by $1.5 million to $15.7 million for the six months ended December 31, 2010 as compared to $14.2 million for the six months ended December 31, 2009. Cost of sales increased as a percentage of sales to 73.3% for the six months ended December 31, 2010 as compared to 71.8% for the six months ended December 31, 2009. The increase in cost of goods sold amount was primarily the result of increased sales allowances in our branded proprietary Nutraceutical product line.  Another contributing factor was a greater percentage of our sales being derived from our contract manufacturing business (approximately 52% for the six months ended December 31, 2010 compared to approximately 39% for the six months ended December 31, 2009), which has a higher cost of sales than our branded proprietary Nutraceutical product line.

Selling and Administrative Expenses.  Selling and administrative expenses were $5.0 million for the six months ended December 31, 2010, as compared to $6.1 million for the six months ended December 31, 2009, a decrease of $1.1 million or 18.8%. As a percentage of sales, net, selling and administrative expenses were 23.2% for the six months ended December 31, 2010 and 30.9% for the prior comparable period.

The net decrease in selling and administrative expenses of $1.1 million is mainly due to decreases aggregating approximately $1.2 million in:

•	advertising and marketing ($0.5 million)
•	compensation and employee benefits ($0.1 million)
•	stock compensation expenses ($0.3 million),
•	professional fees ($0.2 million) and
•	other expenses ($0.1 million);

Our advertising and marketing costs decreased by approximately $0.5 million in the six months ended December 31, 2010 compared to the six months ended December 31, 2009 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customers store locations.  Our management has temporally suspended demos as a form of advertising with this customer as it was determined that it was not producing a significant enough increase in the number of units being sold through to the consumer.

Our compensation and employee benefits decreased by $0.1 million as a result of decreasing our corporate staff by two employees, the suspension of the Company’s matching of employees’ retirement savings deferrals in the profit sharing plan and the decreased cost resulting from switching professional employment organizations, which reduced administrative costs with outsourcing our human resources functions and employee benefits.

Our stock compensation expense decreased by $0.3 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements) and due to the lack of any stock options being granted in the fiscal year ended June 30, 2010 and the six months ended December 31, 2010.

Our professional fees decreased by $0.2 million primarily due to the settlement of our litigation in the fiscal year ended June 30, 2010 resulting in lower legal costs incurred in the six months ended December 31, 2010 compared to the six months ended December 31, 2009.

Other expenses decreased by $0.1 million as a result of decreased spending, primarily on product liability insurance and commission costs.

Other expense, net. Other expense, net was approximately $1.2 million for the six months ended December 31, 2010 compared to $1.4 million for the six months ended December 31, 2009, a decrease of $0.2 million.  Interest expense represents approximately $1.2 million of other expense in the six months ended December 31, 2010 compared to $1.4 million in the six months ended December 31, 2009, a decrease of $0.2 million.  The decrease in interest expense is attributable to lower accretion in the six months ended December 31, 2010 compared to the six months ended December 31, 2009.

Federal and state income tax, net. For the six months ended December 31, 2010 and 2009, we had minimal amounts of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns, and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Net loss. We had a net loss of approximately $0.4 million for the six months ended December 31, 2010 compared to a net loss of $1.9 million for the six months ended December 31, 2009. The decrease in the net loss of approximately $1.5 million is primarily the result of an increase in operating income of $1.3 million and a decrease in other expenses, net of $0.2 million.

For the three months ended December 31, 2010 compared to the three months ended December 31, 2009

Sales, net. Sales, net, for the three months ended December 31, 2010 and 2009 were $10.3 million and $8.8 million, respectively, an increase of $1.6 million or 17.9%. The increase is comprised of the following:

For the three months ended December 31, 2010, approximately 82% of total net sales were derived from two customers, as compared to 79% of total net sales for the three months ended December 31, 2009.  The loss of either of these customers would have an adverse affect on our operations.  We continue to expand our customer base by expanding sales of our proprietary branded Nutraceutical products from primarily to “club” stores to the retail sales segment, and expanding our sales in the international market and e-commerce markets.

The increase in our net sales is the result of increased sales in our contract manufacturing business aggregating approximately $1.8 million primarily as a result of increased sales to one of our major customers, Herbalife, in the amount of $1.7 million.  The remaining Nutraceutical product lines had net sales decreases of approximately $0.2 million compared to the prior period.

Cost of sales.  Cost of sales increased by $1.2 million to $7.6 million for the three months ended December 31, 2010 as compared to $6.4 million for the three months ended December 31, 2009. Cost of sales increased as a percentage of sales to 74.1% for the three months ended December 31, 2010 as compared to 73.3% for the three months ended December 31, 2009. The increase in cost of goods sold was primarily the result of increased sales allowances in our branded proprietary Nutraceutical product line.  Another contributing factor was a greater percentage of our sales being derived from our contract manufacturing business (approximately 51% for the three months ended December 31, 2010 compared to approximately 40% for the three months ended December 31, 2009) which has a higher cost of sales than our branded proprietary Nutraceutical product line.

Selling and Administrative Expenses.  Selling and administrative expenses were $2.5 million for the three months ended December 31, 2010, as compared to $2.9 million for the three months ended December 31, 2009, a decrease of $0.4 million or 14.3%. As a percentage of sales, net, selling and administrative expenses were 24.0% for the three months ended December 31, 2010 and 33.0% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.4 million is mainly due to decreases in:

•	advertising and marketing ($0.2 million); and
•	stock compensation expenses ($0.2 million)

Our advertising and marketing costs decreased by approximately $0.2 million in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 primarily as a result of a net decrease of $0.2 million in print advertising in our customer’s stores and sales circulars.
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

Other expense, net. Other expense, net was approximately $0.6 million for the three months ended December 31, 2010, compared to $0.4 million for the three months ended December 31, 2009, a net increase of $0.2 million.  Interest expense represents approximately $0.6 million of other expense in each of the three months ended December 31, 2010 and 2009.   The primary increase in other expense, net, in the approximate amount of $0.3 million, is the result of the adoption of the accounting for derivative liabilities, which increased the fair value of the derivative liabilities from the September 30, 2009 to the December 31, 2009 valuation, resulting in a gain of $0.3 million for the three months ended December 31, 2009, with no gain recognized in the three months ended December 31, 2010.  Another component of other expenses is a litigation settlement in the amount of $0.1 million expensed by the Company in the three months ended December 31, 2009 in connection with litigation with the State of Texas (as disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010) in the three months ended December 31, 2009 with no such expenditure in the three months ended December 31, 2010.

Federal and state income tax, net. For the three months ended December 31, 2010 and 2009, we had minimal amounts of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Net loss. Our net loss for the three months ended December 31, 2010 was $0.4 million as compared to $1.0 million for the three months ended December 31, 2009. This decrease in net loss of approximately $0.6 million is primarily the result of a decrease in operating losses from continuing operations to operating income of $0.8 million, offset by an increase of $0.2 million in other expenses, net resulting from no increase in the fair value of derivative liabilities in the three months ended December 31, 2010 compared to a $0.3 million increase in fair value of derivative liabilities in the three months ended December 31, 2009.

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

At December 31, 2010, our working capital deficit was approximately $9.8 million, an increase of approximately $0.1 million from the working capital deficit of approximately $9.7 million at June 30, 2010. Our current assets decreased by $0.1 million and our current liabilities were substantially the same in each period.

Net cash provided by operating activities of $1.1 million in the six months ended December 31, 2010, includes a net loss of $0.4 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash used in operations before the effect of the changes in working capital components was $0.8 million. Cash in the amount of approximately $0.4 million was provided by continuing operations from our working capital assets and liabilities, which was the result of decreases in accounts receivable of $0.6 million and in inventory of $0.4 million and an increase in accrued expenses and other liabilities of $0.2 million, offset by a decrease in accounts payable of $0.8 million.

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

Cash used in investing activities was used for the purchase of fixed assets for approximately $218,000, offset by a gain on the sale of machinery and equipment of $30,000 in the six months ended December 31, 2010, compared to using approximately $58,000 in the six months ended December 31, 2009 for the purchase of machinery and equipment.

Cash used in financing activities was $62,000 in the six months ended December 31, 2010, which included a $40,000 repayment of funds borrowed in the same six months period under a short term promissory note entered into with CD Financial, a related party and the holder of our Convertible Note Payable, and the repayment of $22,000 under our capitalized lease obligations.  Cash provided by financing activities was $0.3 million in the six months ended December 31, 2009 and was provided by financing under a short term promissory note entered into with CD Financial, a related party and the holder of our Convertible Note Payable.

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows for four consecutive fiscal operating years including a net loss attributable to common stockholders of $5.5 million and negative operating cash flows of approximately $132,000 for the fiscal year ended June 30, 2010. For the six months ended December 31, 2010, we had operating income of approximately $0.8 million and a net loss of approximately $424,000.  At December 31, 2010, we had cash and cash equivalents of $1.6 million, a working capital deficit of $9.8 million, primarily attributable to the amended Notes Payable in the amount of $7.8 million, which were due on November 15, 2009, the Convertible Note Payable in the amount of $4.0 million (stated principal amount of $4.5 million, due in February 2011) and an accumulated deficit of $50.3 million.  These factors raise substantial doubt as to our ability to continue as a going concern.

We defaulted on the $7.8 million outstanding amount of Notes Payable by failing to repay them on the scheduled maturity date of November 15, 2009. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, we received a payment demand (the “Notice”) for default interest (18% per annum) from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”).  As of February 14, 2011, we have not repaid the Notes Payable or the default interest referenced in the Notice. However, the Company and the Holder continue to negotiate in good faith to amend the terms of the Holder’s Notes Payable, to, among other things, (i) extend the maturity date of the Notes Payable to April 15, 2011, (ii) modify certain covenants and (iii) require a pledge by two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis of additional collateral, as well as, limited personal guarantees by them.  There can be no assurance that the Company will be able to finalize the restructuring or amendment of the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum.  As of February 14, 2011, the Company has not received any additional demand payment notices for payment in full of the Company’s obligations; however, the amended Note Holders continue to reserve their rights and remedies under the Securities Purchase Agreement and the related Notes Payable.

If the Notes Payable are not restructured and as a result of the event of default that arose based upon our failure to pay the Notes at maturity, the note holders have the right, to give us an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require us to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to us.  Assuming the Company is able to raise additional capital and/or refinance its Notes Payable, and it is not adversely affected by the current economic conditions, we believe that our available capital as of December 31, 2010 will enable the Company to continue as a going concern.  However, there can be no assurance that we will be able raise additional capital or finalize the restructuring of the amended Notes Payable, nor that the current economic conditions will not negatively impact us.  Furthermore, we are considering strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Company’s assets or operating subsidiaries and/or capital restructuring plans.  In addition, if we are unsuccessful in finalizing the contemplated debt restructuring with respect to the Notes Payable with our current lenders and/or replacing our current lenders, our ability to continue as a going concern could be further impacted.  If we are unable to implement any strategic alternative, including raising additional capital or finalizing the restructuring of the full outstanding amount of our amended Notes Payable upon acceptable terms, it would have a material adverse effect on the Company, including possible foreclosure by the note holders of our assets.

Our total annual commitments at December 30, 2010 for long term non-cancelable leases of approximately $562 consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2010 and 2009 were approximately $0.2 million and less than $0.1 million, respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2011. The total amount is expected to be funded from cash provided from its operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three and six months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective November 21, 2010, the Company issued 50,000 shares of common stock to CD Financial.  See Note 6(a)(i) to the Condensed Consolidated Financial Statements – Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock.

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

INTEGRATED BIOPHARMA, INC.

Date: February 14, 2011	By: /s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: February 14, 2011	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President