Form 10-Q
period 2011-03-31
INTEGRATED BIOPHARMA INC
filed 2011-05-17
CIK 1016504

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

☒ X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 17, 2011
Common Stock, $0.002 par value	20,669,342 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Nine Months Ended March 31, 2011

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,	
	2011	2010	2011	2010
Sales, net	$ 6,304	$ 5,339	$ 18,395	$ 14,172
Cost of sales	5,433	4,787	15,760	12,833
Gross profit	871	552	2,635	1,339
Selling and administrative expenses	838	980	2,675	3,213
Operating income (loss)	33	(428)	(40)	(1,874)
Other (expense) income:				
Interest expense	(371)	(426)	(1,373)	(1,602)
Change in fair value of derivative instruments	(43)	9	(36)	50
Gain on sale of fixed assets	-	-	30	-
Other income	4	7	6	54
Other expense, net	(410)	(410)	(1,373)	(1,498)
Loss from continuing operations before income taxes	(377)	(838)	(1,413)	(3,372)
Federal and state income tax expense, net	6	13	18	32
Loss from continuing operations	(383)	(851)	(1,431)	(3,404)

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended March 31, 2011	Nine months ended March 31, 2010
Cash flows provided by (used in) operating activities:		
Net loss	$ (1,300)	$ (3,864)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:		
(Income) loss from discontinued operations	(130)	461
Gain on sale of fixed assets	(30)	-
Depreciation and amortization	261	236
Accretion of financing instruments	900	1,139
Change in fair value of derivative instruments	36	(50)
Allowance for doubtful accounts	(16)	(58)
Compensation expense for consulting services	148	148
Compensation expense for employee stock options	227	704
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	(83)	219
Inventories	503	(1,011)
Other current assets	(43)	(102)
(Decrease) increase in:		
Accounts payable	(699)	311
Accrued expenses and other current liabilities	(49)	66
Net cash used in operating activities - continuing operations	(275)	(1,801)
Net cash provided from operating activities - discontinued operations	648	1,750
Net cash provided by (used in) operating activities	373	(51)

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

Note 1. Principles of Consolidation and Basis of Presentation

The accompanying condensed financial statements for the interim periods are unaudited and include the accounts of the Company. The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (“10-K”), as filed with the SEC. The June 30, 2010 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2011, are not necessarily indicative of the results for the full fiscal year ending June 30, 2011 or for any other period.

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

The Company’s nutraceutical business includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and The Vitamin Factory, which sells private label Manhattan Drug products, as well as our AgroLabs, Inc. (“AgroLabs”) products, through the Internet.

The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

These condensed consolidated financial statements reflect the classification as discontinued operations of our branded proprietary Nutraceutical business which is operated by AgroLabs, a wholly owned subsidiary of the Company, which distributes for sale through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, 1st Choice Multi-Vitamin, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market.  These are referred to as our branded proprietary Nutraceutical business and/or products. (see Note 3. – Discontinued Operations).

Reclassifications. Certain reclassifications have been made to the amounts reported for the prior year to conform with the current year presentation.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

Note 2. Liquidity and Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses and negative operating cash flows for four consecutive years including a net loss attributable to common stockholders of $5,535 and negative operating cash flows of $132 for the year ended June 30, 2010.  For the nine months ended March 31, 2011, the Company had an operating loss of $40, a net loss of $1,300 and had operating cash flows from operations of $373.  As of March 31, 2011, the Company had cash of $606 and a working capital deficit of $10,643, which is primarily attributable to the amended Notes Payable (See Note 6(a)(ii)) in the amount of $7,805, which matured on November 15, 2009, the Convertible Note Payable in the amount of $4,500, which matured on February 21, 2011 (See Note 6(a)(i)) and an accumulated deficit of $51,200.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company has defaulted on all of its outstanding debt instruments in the aggregate amount of $12,605 by failing to repay them on their respective scheduled maturity dates. The Notes Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest (18% per annum) from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”).  As of May 17, 2011, the Company has not repaid the Notes Payable or the default interest referenced in the Notice.  However, the Company and the Holder continue to negotiate in good faith and the Company is actively working towards paying the Holder’s Notes Payable, by, among other things, (i) selling certain assets of the Company, including the branded proprietary nutraceutical product line (see Note 3. Discontinued Operations) and the investment in iBio (ii) refinancing the Notes Payable and (iii) requiring a pledge by two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis of additional collateral, as well as limited personal guarantees by them.

There can be no assurance that the Company will be able to repay, restructure or amend the Notes Payable or the Convertible Note Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non default rate of 8% per annum and is evaluating its strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Company’s assets or operating subsidiaries and/or capital restructuring plans.  In addition, if the Company is unsuccessful in finalizing the contemplated debt restructuring with respect to the Notes Payable with its current lenders and/or replacing its current lenders, its ability to continue as a going concern could be further impacted.

As of May 17, 2011, the Company has not received any additional demand payment notices for payment in full of the Company’s obligations; however, the amended Note Holders continue to reserve their rights and remedies under the Securities Purchase Agreement and the related Notes Payable.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

On February 21, 2011, the Convertible Note Payable became due and the Company defaulted on the payment.  The Convertible Note Holder is also a significant shareholder and has not made any payment demands on the Company or converted the note into common shares of the Company.

If the Notes Payable and Convertible Note Payable are not restructured, and as a result of the events of default that arose based upon the Company’s failure to pay each of the Notes Payable and Convertible Note Payable at maturity, the note holders have the right to give the Company an Acceleration Notice, under each of the Notes Payable and the Convertible Note Payable, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable and the Convertible Note Payable, respectively, and (ii) require the Company to pay an amount equal to the sum of all of the respective amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company. If the Company is unable to raise additional capital, sell certain assets or successfully refinance the full outstanding amount of its Notes upon acceptable terms, it would have a material adverse effect on the Company, including the possible foreclosure by the note holders of the Company’s assets.

Note 3. Discontinued Operations

In the three months ended March 31, 2011, as a result of the Company’s negotiations with the Notes Payable holders, the Company determined that in order to repay the Notes Payable which matured on November 16, 2009 and are currently in default, and to effect the Company’s strategic business plan to revert to its original core business of solid dosage manufacturing; the Company would seek to sell the net assets of AgroLabs in order to repay a portion of the defaulted balance of the Notes Payable from the proceeds of any sale.  Accordingly, the Company classified the business assets and liabilities of its branded proprietary nutraceutical business and the results of operations as discontinued operations.  As such, the operations of AgroLabs for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

The net assets classified as discontinued operations were comprised of the following:

The Company’s net sales, gross profit (loss) and results of operations classified as discontinued operations were as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

Note 5. Property and Equipment, net

Property and equipment consists of the following as of:

Depreciation and amortization expense was $79 and $76 for the three months ended March 31, 2011 and 2010, respectively and $231 and $206 for the nine months ended March 31, 2011 and 2010, respectively. In the nine months ended March 31, 2011, the Company disposed of fully depreciated machinery and equipment in the amount of $137 for a gain of $30.  Included in the Company’s income (loss) from discontinued operations is depreciation expense of $7 and $9 for the three months ended March 31, 2011 and 2010, respectively and $29 and $25 for the nine months ended March 31, 2011 and 2010, respectively.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

(i) CD Financial, LLC (“CD Financial”), a related party, provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date (included in accrued expenses as of March 31, 2011 and June 30, 2010 in the accompanying Condensed Consolidated Balance Sheet), in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share, and $4,500 in principal amount of Convertible Note Payable. The Company allocated the proceeds and the discount based on the relative fair value of the Convertible Note Payable and the Series C Preferred Stock. The Company is amortizing to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock. As of March 31, 2011 and June 30, 2010, the unpaid discount on the Series C Preferred Stock and Convertible Note Payable in the amount of $163 is included in accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

As of July 1, 2009, the Company recorded an accumulated adjustment to account for the embedded derivative liability of the conversion feature of the Convertible Note Payable, resulting in a decrease to additional paid in capital of $715, a decrease in accumulated deficit of $2,097, a decrease in the carry value of the Convertible Note Payable of $1,426 and the recognition of a derivative liability of $44.  As of March 31, 2011 and June 30, 2010, the related derivative liability to the Convertible Note Payable had no value.

The Company used the following assumptions to calculate the fair value of the derivative liability (assuming that 2,250,000 shares of common stock are converted) using the Black-Scholes option pricing model:

The Convertible Note Payable bears interest at an annual rate of 9.5% and matured on February 21, 2011. As of May 17, 2011, the Company is in default for the nonpayment of the Convertible Note Payable at maturity.  The Convertible Note Payable may be converted, at any time and at the holder’s option, into shares of our common stock based on a conversion price as set out in the Convertible Note Payable. The conversion price is a formula that bases the conversion price on the greater of (i) 90% of the average Volume Weighted Average Price market price of our common stock for 20 trading days immediately preceding the conversion date and (ii) $2.00, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event and upon certain issuances below the conversion price.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

Included in Interest Expense in the accompanying Condensed Consolidated Statement of Operations, is the following accretion costs:

As of March 31, 2011, the Company had interest in arrears of $217 on the Convertible Note Payable.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  The Company resumed interest payments on the Convertible Note Payable in August of 2009.  In March 2010, CD Financial orally agreed to defer the interest owed for April 2010, in the amount of $36, until the Company returned to positive cash flows to assist the Company in meeting its short term cash flow requirements.  The Company has made timely monthly interest payments, beginning with the May 2010 monthly interest obligation.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

The amended Notes Payable in the amount of $7,000 bear an interest rate of 8.0% and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method, which resulted in additional interest expense for the three and six months ended December 31, 2009 of $96 and $288. As of July 1, 2009, the warrants issued were deemed to have a derivative liability resulting in an accumulated adjustment to account for the embedded derivative liability of the strike price resulting in a decrease to additional paid in capital of $169, a decrease in accumulated deficit of $140.  As of March 31, 2011 and June 30, 2010, the related derivative liability with respect to the amended Notes Payable had estimated fair values of $54 and $18, which is included in accrued expenses and other current liabilities in the accompanying condensed balance sheets.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

The discount to the amended Notes Payable for the warrants which was accreted using the effective interest method resulted in interest expense for the three and nine months ended March 31, 2010 of none and $65, respectively. There was no such expense recorded for the three and nine months ended March 31, 2011.  The Company also recorded an additional $10 of deferred financing costs as a result of the issuance of the amended Notes Payable.

On March 19, 2010, the Company received a payment demand (the “Notice”) for default interest (18% per annum) from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance of the Notes Payable (the “Holder”). As of May 17, 2011, the Company has not repaid the Notes Payable or the default interest on the Notes Payable.  However, the Company and the Holder continue to negotiate in good faith and the Company is actively working towards repaying the Holder’s Notes Payable, by, among other things, (i) selling certain assets of the Company, including the branded proprietary nutraceutical product line (see Note 3. Discontinued Operations) and the investment in iBio (ii) refinancing the Notes Payable and (iii) requiring a pledge by two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis of additional collateral, as well as limited personal guarantees by them.

There can  be no assurance that the Company will be able to repay, restructure or amend the Notes Payable.  In the interim, the Company has continued to make timely interest payments to the Note Payable holders at the non-default rate of 8% per annum and to the Convertible Note Holder at the non-default rate of 9.5% per annum.  As of May 17, 2011, the Company has not received any additional demand payment notices for payment in full of the Company’s obligations; however, the amended Note Holders continue to reserve their rights and remedies under the Securities Purchase Agreement and the related Notes Payable.  If the Notes Payable are not restructured, and as a result of the event of default that arose based upon the Company’s failure to pay the Notes at maturity, the note holders have the right, to give the Company an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable, and (ii) require the Company to pay an amount equal to the sum of all of the amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

(b) On November 24, 2009, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial (see Note 6(a)(i)).  The CD Note matured on November 24, 2010 and bears interest at the rate of 5%, which interest is payable quarterly.  Interest is accrued monthly and is payable upon maturity.  Interest in the amount of $15, accrued for the period from the issuance date, November 24, 2009, through November 30, 2010, was paid in December 2010.  As of March 31, 2011, the Company is in default under the CD Note as a result of the Company’s failure to repay the CD Note on its scheduled maturity date.  The CD Note is expected to remain outstanding until the Company satisfies the Company’s obligations under the amended Notes Payable, (see Note 6(a)(ii)).

(c) On July 29, 2010, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a second promissory note in the amount of $40 (the “CD $40 Note”) with CD Financial (see Note 6(a)(i)).  The CD $40 Note matured on October 29, 2010 and bore interest at the rate of 5%.  Manhattan Drug repaid the CD $40 Note on October 29, 2010.  Interest was accrued monthly and was paid on maturity.

The following table presents the stated value/principal of each of the securities issued in connection with the debt outstanding as of March 31, 2011:

The weighted average interest rate paid was 8.59% in each of the three and nine months ended March 31, 2011 and 2009.  As of March 31, 2011 and June 30, 2010, the Company had accrued and unpaid interest of approximately $302 and $300, respectively, for the Notes Payable and Convertible Note Payable.  (See Note 6(a) above).

Note 7. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of March 31, 2011, the Company had $116 of uninsured deposits at these financial institutions.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

(c) Major Customers. For the three and nine months ended March 31, 2011, approximately 86.0% and 87.4%, respectively, of net sales were derived from two customers.  For the three and nine months ended March 31, 2010, approximately 69.7% of revenues were derived from one customer and 78.6% of revenues was derived from two customers, respectively.  Accounts receivable as of March 31, 2011 from the Company’s two major customers represented approximately 63% of total net accounts receivable. The loss of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Rent expense for the three and nine months ended March 31, 2011 and 2010 on these leases were $202 and $195 and $570 and $560, respectively, and are included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2011 and June 30, 2010, the Company had an outstanding obligation of $761 and $686, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $294 and $286 for the three months ended March 31, 2011 and 2010, respectively, and $851 and $817 for the nine months ended March 31, 2011 and 2010, respectively. Rent expense is included in cost of sales, selling and administrative expenses and income (loss) from discontinued operations in the accompanying Condensed Consolidated Statements of Operations.  Rent expense included in income (loss) from discontinued operations was approximately $60 and $62 for the three months ended March 31, 2011 and 2010, respectively, and $181 and $182 for the nine months ended March 31, 2011 and 2010, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

The minimum rental commitment for long-term non-cancelable leases from continuing operations is as follows:

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

(c) Legal Proceedings.

The Company is subject, from time to time, to claims by third parties under various legal theories.  The defense of such claims, or any adverse outcome of any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.  As of May 17, 2011, management believes that there are no significant legal matters pending that would have a material effect on the Company’s liquidity, financial condition or cash flows.

Note 9. Related Party Transactions

CD Financial has guaranteed certain liabilities of the Company.  On April 7, 2009, CD Financial entered into a Guaranty Agreement with Creative Flavors, Inc. ("CFC"), a major supplier of the Company, guaranteeing up to $500 of the Company's outstanding obligations to CFC.  The guaranty was terminated on March 10, 2010 by written notice to CFC from CD Financial.  As of June 30, 2010, the Company had an outstanding obligation to CFC in the amount of $151 under the guarantee, which amount is included in accounts payable in the Company's Consolidated Balance Sheet.  The Company paid this liability in August 2010.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011 AND JUNE 30, 2010 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(in thousands, except share and per share amounts)

CD Financial has not received any compensation from the Company in connection with this guarantee.

The Company has a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President, and majority shareholder. This agreement is on a month-to-month basis and provides for payment by the Company of a fee in the amount of approximately $1.3 per month. The total consulting expense recorded in connection with this verbal agreement was approximately $4 and $12 in each of the three and nine months ended March 31, 2011 and 2010, respectively.

See Note 6(a)(i) and 6(b)(c) – Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 8(a) - Leases for related party lease transactions.

Note 10. Equity Transactions

(a) Stock Option Plan and Warrants. There were no stock options or warrants issued in the three and nine months ended March 31, 2011 and 2010.  During the three and nine months ended March 31, 2011 and 2010, the Company has incurred stock compensation expense of $12 and $159 and $227 and $704, respectively.  Stock compensation included in income (loss) from discontinued operations in the three and nine months ended March 31, 2011 and 2010, was $3 and $10 and $19 and $24, respectively.

During the three and nine months periods ended March 31, 2011 and 2010, total options and warrants to purchase shares of common stock of 3,274,255 and 3,249,255, respectively, were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders during the periods.

During each of the three and nine months ended March 31, 2011 and 2010, options to purchase 480,834 and 25,000 shares of  common stock, respectively, with exercise prices below the market price were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.

For both the three and nine months ended March 31, 2011 and 2010, common share equivalents of 2,250,000 related to the Convertible Note Payable were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses.

(b) Consulting Agreement.  Effective July 1, 2008, the Company entered into a three-year consulting agreement which resulted in the issuance of 250,000 shares of the Company’s common stock.  On the effective date of the consulting agreement, the Company recognized prepaid consulting expenses of $593 with a corresponding increase in common stock and additional paid in capital. During each of the three and nine months ended March 31, 2011 and 2010, the Company amortized $49 and $147, respectively, to selling and administrative expenses in the Company’s Condensed Consolidated Statement of Operations. The remaining consulting expense of $50 will be amortized into selling and administrative expenses over the remaining three month term of the consulting agreement.

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

In the three months ended March 31, 2011, as a result of the Company’s negotiations with the Notes Payable holders, the Company determined that in order to repay the Notes Payable which matured on November 16, 2009 and are currently in default, and to effect the Company’s strategic business plan to revert to its original core business of solid dosage manufacturing; the Company would seek to sell the net assets of AgroLabs in order to repay a portion of the defaulted balance of the Notes Payable from the proceeds of any sale.  Accordingly, the Company classified the business assets and liabilities of its branded proprietary nutraceutical business and the results of operations as discontinued operations.  As such, the operations of AgroLabs for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Our financial results are substantially dependent on net sales.  Net sales are partly a function of the mix of contract manufactured products and other nutraceutical sales which are difficult to forecast.  The branded proprietary net sales are included in income (loss) from discontinued operations and continue to influence our financial results.  The varied sales pricing among our products and promotional support in the form of consumer coupons or other sales price allowances, along with the mix of products sold affects the average selling price that we will realize and has a large impact on our revenue and gross margins. Net sales in our operations of AgroLabs, classified as discontinued operations, is also affected by the timing of new product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to consumer tastes and needs; and the availability of sufficient raw materials and production lead-time from suppliers to meet demand. Factors that could cause demand to be different from our expectations include customer acceptance of our products and our competitors products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings and introductions, facilities, personnel, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Results of Operations

Our results from operations in the following table sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010

Sales, net. Sales, net, for the nine months ended March 31, 2011 and 2010 were $18.4 million and $14.2 million, respectively, an increase of approximately $4.2 million or 29.8%. The increase is comprised of the following:

For the nine months ended March 31, 2011, approximately 87% of total net sales were derived from two customers as compared to 79% of total net sales for the nine months ended March 31, 2010.  The loss of either of these two customers would have an adverse affect on our operations.

The increase in our net sales is primarily the result of an increase of approximately $4.5 million in our contract manufacturing product sales from increased sales to one of our major customers, Herbalife, including the substantial increase in international sales of approximately $2.7 million.  This increase was offset by a decrease in our other nutraceutical product lines in net sales decreases of approximately $0.3 million compared to the prior period.

Cost of sales.  Cost of sales increased by $2.9 million to $15.8 million for the nine months ended March 31, 2011 as compared to $12.8 million for the nine months ended March 31, 2010. Cost of sales decreased as a percentage of sales to 85.7% for the nine months ended March 31, 2011 as compared to 90.5% for the nine months ended March 31, 2010. The increase in cost of goods sold amount was primarily the result of increased sales.  The cost of sales as a percentage of sales decreased as we benefited from spreading the fixed manufacturing costs over an increased amount of products manufactured and sold to our customers.

Selling and Administrative Expenses.  Selling and administrative expenses were $2.7 million for the nine months ended March 31, 2011, as compared to $3.2 million for the nine months ended March 31, 2010, a decrease of $0.5 million or 16.8%. As a percentage of sales, net, selling and administrative expenses were 14.5% for the nine months ended March 31, 2011 and 22.7% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.5 million is mainly due to increases (decreases) in:

•	compensation and employee benefits - ($0.2 million),
•	stock compensation expenses - ($0.5 million), and
•	professional fees - $0.1 million;

Our compensation and employee benefits decreased by $0.2 million as a result of decreasing our corporate staff by two employees, the suspension of the Company’s matching of employees’ retirement savings deferrals in the profit sharing plan and the decreased cost resulting from switching professional employment organizations, which reduced administrative costs with outsourcing our human resources functions and employee benefits.

Our stock compensation expense decreased by $0.5 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements) and due to the lack of any stock options being granted in the fiscal year ended June 30, 2010 and the nine months ended March 31, 2011.

Our professional fees increased by $0.1 million primarily due to increased legal costs incurred in negotiating with our Notes Payable holders and increased consulting fees in connection with our strategic planning initiatives.

Other expense, net. Other expense, net was approximately $1.4 million for the nine months ended March 31, 2011 compared to $1.5 million for the nine months ended March 31, 2010, a decrease of $0.1 million.  Interest expense represents approximately $1.4 million of other expense in the nine months ended March 31, 2011 compared to $1.6 million in the nine months ended March 31, 2010, a decrease of $0.2 million.  The decrease in interest expense is attributable to lower accretion in the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  This decrease was offset by an increase of approximately $0.1 million in the change in fair market value of derivative liabilities from a benefit of $50,000 in the nine months ended March 31, 2010 to an increased expense of $36,000 in the nine months ended March 31, 2011, primarily due to an increase in the closing trading price of our common stock on the fair value measurement date, one of the factors used in determining the fair value of derivative liabilities.

Federal and state income tax, net. For the nine months ended March 31, 2011 and March 31, 2010, we had a small amount of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns, and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Loss from discontinued operations. In the three month period ended March 31, 2011, we determined that in order to repay the Notes Payable, which matured on November 16, 2009, and to affect our strategic business plan to revert to our original core business of solid dosage manufacturing, we would seek to sell the net assets of AgroLabs. The net income from the operations of AgroLabs (classified as discontinued operations), included in our results for the nine months ended March 31, 2011, was $0.1 million compared to a net loss of $0.5 million in the nine months ended March 31, 2010.  The change of $0.6 million from a net loss to net income in AgroLabs was primarily the result of increased operating income of $1.0 million (resulting from improved gross margins on lower sales ($0.4 million) and decreased selling and administrative costs ($0.6 million, primarily from decreases in advertising and professional fees)) offset by the lack of any gains from legal settlements in the nine months ended March 31, 2011, compared to receiving net settlements of $0.4 million in the nine months ended March 31, 2010.

Net loss. Our net loss for the nine months ended March 31, 2011 was $1.3 million as compared to $3.9 million for the nine months ended March 31, 2010. This decrease in net loss of approximately $2.6 million is primarily the result of the decrease in operating losses from continuing operations of $2.0 million and the increase to net income from discontinued operations of approximately $0.6 million.

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Sales, net. Sales, net, for the three months ended March 31, 2011 and 2010 were $6.3 million and $5.3 million, respectively, an increase of approximately $1.0 million or 18.1%. The increase is comprised of the following:

For the three months ended March 31, 2011, approximately 86% of total net sales were derived from two customers as compared to 70% of total net sales from one customer for the three months ended March 31, 2010.  The loss of either of these two customers would have an adverse affect on our operations.

The increase in our net sales is the result of increased sales in our contract manufacturing business of approximately $1.0 million, which included an increase of approximately $1.2 million of increased international sales to our major customer, Herbalife, offset by a decrease of approximately $0.2 million from other international customers.  The performance of our remaining Nutraceutical product lines were substantially the same in each of the three month periods ended March 31, 2011 and 2010.

Cost of sales.  Cost of sales increased by $0.6 million to $5.4 million for the three months ended March 31, 2011 as compared to $4.8 million for the three months ended March 31, 2010. Cost of sales decreased as a percentage of sales to 86.2% for the three months ended March 31, 2011 as compared to 89.7% for the three months ended March 31, 2010. The increase in cost of goods sold amount was primarily the result of increased sales.  The cost of sales as a percentage of sales decreased as we benefited from spreading the fixed manufacturing costs over an increased amount of products manufactured and sold to our customers.

Selling and Administrative Expenses.  Selling and administrative expenses were $0.8 million for the three months ended March 31, 2011, as compared to $1.0 million for the three months ended March 31, 2010, a decrease of $0.2 million or approximately 14.5%. As a percentage of sales, net, selling and administrative expenses were 13.3% for the three months ended March 31, 2011 and 18.4% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.2 million is mainly due to a decrease in stock compensation of $0.2 million.  Stock compensation decreased by $0.2 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements) and due to the lack of any stock options being granted in the fiscal year ended June 30, 2010 and the three months ended March 31, 2011.

Other expense, net. Other expense, net was approximately $0.4 million for each of the three months ended March 31, 2011 and 2010.  Interest expense represents substantially all of other expense, net in each of the three months ended March 31, 2011 and 2010.

Federal and state income tax, net. For the three months ended March 31, 2011 and March 31, 2010, we had a small amount of state tax expenses. We continue to provide a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns, and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Loss from discontinued operations. In the three month period ended March 31, 2011, we determined that in order to repay the Notes Payable, which matured on November 16, 2009, and to affect our strategic business plan to revert to our original core business of solid dosage manufacturing, we would seek to sell the net assets of AgroLabs. The net loss from AgroLabs, included in our results for the three months ended March 31, 2011 was $0.5 million compared to approximately $1.1 million in the three months ended March 31, 2010.  The decrease in net loss from discontinued operations of $0.6 million was primarily the result of increased operating income of $1.0 million (resulting from improved gross margins on lower sales ($1.3 million), offset by increased selling and administrative costs ($0.2 million, primarily from increased advertising costs)) and the lack of any gains from legal settlements in the three months ended March 31, 2011 compared to receiving a settlements of $0.5 million in the three months ended March 31, 2010.

Net loss. Our net loss for the three months ended March 31, 2011 was $0.9 million as compared to $1.9 million for the three months ended March 31, 2010. This decrease in net loss of approximately $1.04 million is the result of the decreases in the operating losses from continuing operations of $0.46 million and the decrease in the loss from discontinued operations of approximately $0.58 million.

Seasonality

The Nutraceutical business tends to be seasonal. We have found that in our second fiscal quarter ending on December 31st of each year, orders from our significant customers decrease for our manufacturing services of solid dosage nutraceutical products.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and other operating measures:

At March 31, 2011, our working capital deficit was approximately $10.6 million, an increase of approximately $0.9 million from the working capital deficit of approximately $9.7 million at June 30, 2010. Our current assets decreased by $0.5 million and our current liabilities increased by $0.4 million from June 30, 2010 to March 31, 2011.  The primary increase in the working capital deficit was the result of accretion expense (a non cash expense) of $0.9 million on the Convertible Note Payable from $3.6 million at June 30, 2010 to the maturity value of $4.5 million at March 31, 2011.

Net cash provided by operating activities of $0.4 million in the nine months ended March 31, 2011, includes a net loss of $1.3 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, and the income from discontinued operations, the adjusted cash used in operations before the effect of the changes in working capital components was $0.2 million. Cash in the amount of approximately $0.3 million was used in continuing operations from our working capital assets and liabilities, and was the result of an increase in inventory of $0.5 million, offset by increases in accounts receivable of approximately $0.1 million and decreases in accounts payable and accrued expenses and other liabilities aggregating approximately $0.7 million.  Net cash of $1.0 million was provided from operating activities from our discontinued operations.

Net cash used in operating activities of less than $0.1 million in the nine months ended March 31, 2010, includes a net loss of $3.9 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, and the loss from discontinued operations, the adjusted cash used in operations before the effect of the changes in working capital components was $1.6 million. Cash was used by continuing operations from our working capital assets and liabilities in the amount of approximately $0.5 million, was the result of a decrease in accounts receivable of $0.2 million and increases in accounts payable, accrued expenses and other liabilities of $0.4 million, offset by an increase in inventory of $1.0 million and prepaid expenses and other assets of $0.1 million.  Net cash of $2.0 million was provided from operating activities from our discontinued operations.

Cash used in investing activities was used for the purchase of fixed assets for approximately $245,000, offset by a gain on the sale of machinery and equipment of $30,000 in the nine months ended March 31, 2011, compared to using approximately $70,000 in the nine months ended March 31, 2010 for the purchase of machinery and equipment.

Cash used in financing activities was $74,000 in the nine months ended March 31, 2011, which included a $40,000 repayment of funds borrowed in the same nine months period under a short term promissory note entered into with CD Financial, a related party and the holder of our Convertible Note Payable, and the repayment of $34,000 under our capitalized lease obligations.  Cash provided by financing activities was $0.3 million in the nine months ended March 31, 2010 and was provided by financing under a short term promissory note entered into with CD Financial, a related party and the holder of our Convertible Note Payable.  We also used $14,000 for repayments under our capitalized lease obligations during the nine months ended March 31, 2010.

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred recurring operating losses and negative operating cash flows for four consecutive fiscal operating years including a net loss attributable to common stockholders of $5.5 million and negative operating cash flows of approximately $132,000 for the fiscal year ended June 30, 2010. For the nine months ended March 31, 2011, we had a net operating loss of approximately $40,000 and a net loss from continuing operations of approximately $1.7 million.  At March 31, 2011, we had cash of $0.6 million, a working capital deficit of $10.6 million, primarily attributable to the amended Notes Payable in the amount of $7.8 million, which were due on November 15, 2009, the Convertible Note Payable in the amount of $4.5 million, which was due on February 21, 2011 and an accumulated deficit of $51.2 million.  These factors raise substantial doubt as to our ability to continue as a going concern.

We have defaulted on all of our outstanding debt instruments in the aggregate amount of $12.6 million by failing to repay them on their respective scheduled maturity dates. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of the Company’s assets. On March 19, 2010, we received a payment demand (the “Notice”) for default interest (18% per annum) from one of the holders of the Notes Payable representing approximately 73% of the outstanding balance (the “Holder”).  As of May 17, 2011, we have not repaid the Notes Payable or the default interest referenced in the Notice. However, the Company and the Holder continue to negotiate in good faith and we are actively working towards paying the Holder’s Notes Payable, by, among other things, (i) selling certain of our assets, including the branded proprietary nutraceutical product line (see Note 3. Discontinued Operations) and the investment in iBio, (ii) refinancing the Notes Payable and (iii) requiring a pledge by two of the most significant shareholders and directors of the Company, E. Gerald Kay and Carl DeSantis of additional collateral, as well as, limited personal guarantees by them.

On February 21, 2011, the Convertible Note Payable became due and we defaulted on the payment.  The Convertible Note Holder is also a significant shareholder and has not made any payment demands on us or converted the note into common shares of the Company.

There can be no assurance that we will be able to repay, restructure or amend the Notes Payable or the Convertible Note Payable.  In the interim, we have continued to make timely interest payments to the Note Payable holders at the non-default rate of 8% per annum and to the Convertible Note Payable holder at the non-default rate of 9.5% per annum.  As of May 17, 2011, we have not received any additional demand payment notices for payment in full of our obligations; however, the amended Note Holders continue to reserve their rights and remedies under the Securities Purchase Agreement and the related Notes Payable.

If the Notes Payable and the Convertible Note Payable are not restructured and as a result of the events of default that arose based upon our failure to pay each of the Notes Payable and Convertible Note Payable  at maturity, the note holders have the right, to give us an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Notes Payable and the Convertible Note Payable, respectively, and (ii) require us to pay an amount equal to the sum of all of the respective amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to us.  If we are unable to raise additional capital, sell certain assets or successfully refinance the full outstanding amount of the Notes Payable and the Convertible Note Payable upon acceptable terms, it would have a material adverse effect on us, including the possible foreclosure by the note holders of our assets.

Assuming the Company is able to raise additional capital and/or refinance its Notes Payable, and it is not adversely affected by the current economic conditions, we believe that our available capital as of March 31, 2011 will enable the Company to continue as a going concern.  However, there can be no assurance that we will be able raise additional capital or finalize the restructuring or make payments through either the sale of certain of our assets or refinancing of the amended Notes Payable, nor that the current economic conditions will not negatively impact us.  Furthermore, we are considering other strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of our assets or operating subsidiaries and/or capital restructuring plans.  In addition, if we are unsuccessful in finalizing the contemplated debt restructuring with respect to the Notes Payable with our current lenders and/or replacing our current lenders, our ability to continue as a going concern could be further impacted.  If we are unable to implement any strategic alternative, including raising additional capital or finalizing the restructuring of the full outstanding amount of our amended Notes Payable upon acceptable terms, it would have a material adverse effect on the Company, including possible foreclosure by the note holders of our assets.

Our total annual commitments, from continuing operations, at March 31, 2011 for long term non-cancelable leases of approximately $0.4 million, consists of obligations under operating leases for facilities and lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2011 and 2010 were approximately $0.2 million and less than $0.1 million, respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2011. The total amount is expected to be funded from cash provided from its operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three and nine months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective February 21, 2011, the Company issued 50,000 shares of common stock to CD Financial.  See Note 6(a)(i) to the Condensed Consolidated Financial Statements – Notes Payable, Convertible Note Payable – CD Financial, LLC and Series C Redeemable Convertible Preferred Stock.

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

INTEGRATED BIOPHARMA, INC.

Date: May 17, 2011	By:	/s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: May 17, 2011	By:	/s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President