Form 10-K
period 2011-06-30
INTEGRATED BIOPHARMA INC
filed 2011-10-13
CIK 1016504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-K

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011	Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes | |	No | X |

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2010 was $709,030.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 10, 2011
Common Stock, $.002 par value	20,930,174 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in this Annual Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified, by among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company.

Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

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

The Company’s nutraceutical business includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; and The Vitamin Factory, which sells, through the Internet, private label Manhattan Drug products, as well as products distributed by the Company’s wholly-owned subsidiary, AgroLabs, Inc. (“AgroLabs”).

AgroLabs oversees the manufacture of and distributes for sale through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Pomegranate with ACAI and Reservatol, Coconut Water, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, 1st Choice Multi-Vitamin, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market, these are referred to as our branded proprietary nutraceutical business and/or products. The financial statements contained in this Annual Report on Form 10-K reflect AgroLabs as discontinued operations  (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loss from Discontinued Operations”)

The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

Significant Revenues from Major Customers

For the fiscal year ended June 30, 2011, a significant portion of our net sales, 86%, were concentrated among two customers, Herbalife International of America, Inc. (“Herbalife”), and The Vitamin Shoppe.  For the year ended June 30, 2010, a significant portion of our net sales, 70%, were concentrated among one customer, Herbalife.  In the fiscal year ended June 30, 2011 and June 30, 2010, Costco Wholesale, Inc. (“Costco”) represented approximately 88% and 85%, respectively, of our AgroLabs sales, which are classified as discontinued operations in the financial statements contained in this Annual Report on Form 10-K.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Our principal suppliers are Triarco Industries, Inc. and DSM Nutritional Products, Inc. in our continuing operations and Creative Flavor Concepts, Inc. for our AgroLabs business which is classified as discontinued operations in the financial statements contained in this Annual Report on Form 10-K.

Development and Supply Agreement

Effective July 15, 2009, the Company entered into a development and supply agreement with Herbalife and certain of its affiliates, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. This agreement was amended on October 13, 2009 to extend the term through December 31, 2012. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any.

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

Variability of Quarterly Results and Impact of Advertising

In connection with our business plan to expand our branded nutraceutical business, advertising and promotional expenses, including those classified as a reduction of sales from our AgroLabs business classified as discontinued operations in the financial statements contained in this Annual Report on Form 10-K, were $5.7 million in the fiscal year ended June 30, 2011, as compared to $5.4 million in the fiscal year ended June 30, 2010. As we continue this program we may continue to incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before increases, if any, in revenues occur, as a result of the advertising and promotion, the program may increase variability of our quarterly results.  Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements.  Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.  We have not incurred any major costs for any environmental compliance during the years ended June 30, 2011 and 2010.

Employees

As of September 30, 2011, we had approximately 115 full time employees of whom 64 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement, which expires December 31, 2011. The 51 employees not covered by a collective bargaining agreement consisted of approximately 25 administrative and professional personnel, 13 laboratory personnel and 13 production and shipping personnel. We consider our relations with our employees to be good.

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

Our inability to repay, refinance or extend our Notes Payable with a principal balance of $7.8 million by December 31, 2011, the termination date under our Forbearance Agreement, entered into on October 4, 2011 with the Note Payable Holders could adversely affect our liquidity, business, financial performance and ability to continue as a going concern and is requiring us to evaluate and consider strategic alternatives.

The Company defaulted on the $7.8 million outstanding principal amount of its notes payable (the “Notes Payable”), issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008 (the “SPA”), by failing to repay the Notes Payable on the scheduled maturity date of November 15, 2009.  The Company’s failure to repay the Notes Payable on the scheduled maturity date constituted an Event of Default under the Notes Payable and triggered the right of the holders of the Notes Payable (the “Note Payable Holders”) to give the Company a notice (an “Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest (including interest accruing at the default rate).  The Notes Payable are secured by a pledge of substantially all of the Company’s assets.  On March 19, 2010, the Company received a payment demand for default interest from one of the Note Payable Holders holding approximately 73% of the outstanding balance of the Notes Payable.  As of October 13, 2011, the Company has not repaid the Notes Payable or the default interest accrued on the Notes Payable.

On October 4, 2011, the Company and the Collateral Agent for the Note Payable Holders, entered into a Forbearance Agreement (See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Going Concern and Capital Resources”).

There can be no assurance that the Company will be able to repay, restructure or amend the Notes Payable by December 31, 2011.  In the interim, the Company has continued to make timely interest payments to the Note Payable Holders at the non default rate of 8% per annum and is exploring its strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Company’s assets or operating subsidiaries and/or capital restructuring plans.

If the Notes Payable are not repaid by December 31, 2011, and as a result of the events of default that arose based upon the Company’s failure to pay each of the Notes Payable at maturity, the Note Payable Holders have the right to give the Company an Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest on the Notes Payable arising subsequent to December 31, 2011, if any), and (ii) require the Company to pay an amount equal to the sum of all of the respective amounts described in the preceding clause (i) in same day funds on the payment date specified in such notice. If the Company is unable to raise additional capital, sell certain assets or successfully refinance the full outstanding amount of the Notes Payable upon acceptable terms, it would have a material adverse effect on the Company, including the possible foreclosure by the Note Payable Holders of all or some of the Company’s assets, and would impact the Company’s ability to continue as a going concern.

Our inability to repay or refinance our Convertible Note Payable, with a principal balance $4.5 million may upon any default notice adversely affect our liquidity, business, financial performance and ability to continue as a going concern and is requiring us to evaluate and consider strategic alternatives.

The Company defaulted on the $4.5 million outstanding principal amount of its note payable (the “Convertible Notes Payable”), issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008 (the “CD SPA”), by failing to repay the Convertible Note Payable on the scheduled maturity date of February 21, 2011.  The Company’s failure to repay the Convertible Note Payable on the scheduled maturity date constituted an Event of Default under the Convertible Note Payable and triggered the right of the holder of the Convertible Note Payable to give the Company a notice (“CD Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest.  The Convertible Note Payable is secured by a pledge of substantially all of the Company’s assets, which pledge is subordinated to the security interest held by the Note Payable Holders.  As of October 13, 2011, the Company has not repaid the Convertible Note Payable or the interest in arrears on the Convertible Note Payable.  The holder of the Convertible Note Payable, CD Financial is a significant shareholder of the Company and has not made any payment demands on the Company with respect to the Convertible Note Payable, nor has it converted the Convertible Note Payable into common shares of the Company.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returns to positive cash flows in its operations.  In this oral agreement, CD Financial also agreed not to give any default notices and that interest does not have to be accrued at the default interest rate.  In connection with the Forbearance Agreement, CD Financial has also agreed to receive no principal payments until all obligations owed by the Company to the Note Payable Holders under the Transaction Documents have been repaid.

There can be no assurance that the Company will be able to repay, restructure or amend the Convertible Note Payable prior to receipt by the Company of a CD Acceleration Notice.  In the interim, the Company is exploring its strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Company’s assets or operating subsidiaries and/or capital restructuring plans.

As a result of the events of default that arose based upon the Company’s failure to repay the Convertible Note Payable at maturity, the holder of the Convertible Note Payable has the right to give the Company a CD Acceleration Notice, which would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any)) on the Convertible Note Payable, respectively, and (ii) require the Company to pay an amount equal to the sum of all of the respective amounts described in the preceding clause (i) in same day funds on the payment date specified in the notice, provided such date must be at least two (2) business days following the date on which the notice is delivered to the Company. If the Company is unable to raise additional capital, sell certain assets or successfully refinance the full outstanding amount of the Convertible Note Payable upon acceptable terms, it would have a material adverse effect on the Company, including the possible foreclosure by the holder of the Convertible Note Payable of all or some of the Company’s assets, and would impact the Company’s ability to continue as a going concern.

We have incurred losses and could incur continued losses and negative cash flow in the near term; our financial statements are subject to going concern qualifications from our Independent Registered Public Accounting Firms that performed our audits.

We have incurred recurring operating losses and negative operating cash flows for five consecutive years and expect to continue to incur net losses in the near term and generate negative cash flow until we can produce consistent sufficient revenues to cover our costs through the sale of our products.

We incurred a net loss of approximately $2.3 million and operating cash flows of approximately $390,000 for the fiscal year ended June 30, 2011. At June 30, 2011, we had cash of approximately $725,000 (including approximately $162,000 included in assets from discontinued operations), a working capital deficit of approximately $9.5 million, primarily attributable to the Notes Payable in the outstanding principal amount of $7.8 million which were due on November 15, 2009, and are currently in default, the Convertible Note Payable in the outstanding principal amount of $4.5 million which was due on February 21, 2011, and iscurrently in default, and an accumulated deficit of approximately $52.2 million. These factors raise substantial doubt as to our ability to continue as a going concern. We may continue to generate net losses for the foreseeable future and cannot assure when we will achieve profitability.

In order for us to remain a going concern, we will need to replace or extend our existing financing to continue our operations and to meet our cash flow needs. In view of our financial situation and current market and economic conditions, we do not know if additional financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities, including upon the exercise of convertible securities, will dilute on a pro rata basis the percentage ownership of all holders of common stock. Any inability to replace or extend our existing financing will materially adversely affect us, including possibly requiring us to significantly further curtail, sell or cease business operations altogether.

Our revenue would decline significantly if we lose one or more of our most significant customers, which could have a significant adverse impact on us.

A significant portion of our revenues (including those in our revenues classified as discontinued operations) are concentrated among three customers, Herbalife, Costco and The Vitamin Shoppe. For the fiscal years ended June 30, 2011 and 2010, a significant portion of our net sales from our continuing operations were concentrated among two of these customers, Herbalife and The Vitamin Shoppe and represented 86% and 79% of total net sales from continuing operations, respectively.  Costco represented approximately 88% and 85% of net sales from our operations classified as discontinued operations in the fiscal years ended June 30, 2011 and 2010, respectively.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

We have entered into several agreements and arrangements described in our previous SEC filing and to be described in our proxy statement for our 2011 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

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

Our principal suppliers are Triarco Industries, Inc. and DSM Nutritional Products, Inc. for our continuing operations and Creative Flavor Concepts, Inc. for our AgroLabs business which is classified as discontinued operations in the financial statements contained in this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On January 10, 1997, we entered into a lease agreement for approximately 75,000 square feet of factory, warehouse and office facilities in Hillside, New Jersey and on July 1, 2004, we leased approximately 28,000 additional square feet for warehouse facilities in a separate month-to-month lease agreement at a monthly lease payment in the amount of approximately $9,800. These facilities are leased from Vitamin Realty, a limited liability company, which is 90% owned by our Chairman of the Board, President, Chief Executive Officer and principal stockholder and certain of his family members who are also executive officers and directors of the Company. The 75,000 square foot lease expires May 2015 and provides for a base annual rental of approximately $0.3 million plus increases in real estate taxes and building expenses. At our option, we have the right to renew the lease for an additional five-year period.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for Manhattan Drug’s tablet manufacturing operations.

On May 16, 2007, our AgroLabs subsidiary entered into a five-year lease agreement for approximately 39,000 square feet of warehouse space in Coppell, Texas.  The facility is used for the storage and distribution of inventory for our liquid nutraceutical products, with approximately 4,500 square feet used for office space. This lease expires in August 2012 and provides for a base annual rent of $0.2 million plus increases in real estate taxes and building expenses.

Item 3. Legal Proceedings

None.

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

Set forth below are the high and low closing prices of the Common Stock as listed on the NASDAQ Global Market, and as quoted in the Pink Sheets and the OTC Bulletin Board, as applicable:

Holders

As of June 30, 2011 there were approximately 175 holders of record of the Company’s common stock.  Such number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2011 and 2010, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2011, about the Company's equity compensation plans:

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data and Supplementary Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Annual Report on Form 10-K for additional factors relating to such statements.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily throughout the United States.

In the third quarter of our fiscal year ended June 30, 2011, as a result of our ongoing negotiations with the Note Payable Holders, we have determined, in order to repay the Notes Payable, which matured on November 15, 2009, and to effect the Company’s strategic business plan to revert to our original core business of solid dosage manufacturing, to seek to sell the assets of AgroLabs in order to repay a portion of the defaulted balance of the Notes Payable with the proceeds of such sale.  Accordingly, we classified the business assets, liabilities and the results of operations of our branded proprietary nutraceutical business as discontinued operations.  As such, the operations of AgroLabs for the current and prior periods presented in the financial statements contained in this Annual Report on Form 10-K and the associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Our financial results are substantially dependent on net sales.  Net sales are partly dependent on the mix of contract manufactured products and other nutraceutical sales, which are difficult to forecast.  The net sales from our branded proprietary neutraceutical business are included in loss from discontinued operations and continue to influence our financial results.  The varied sales pricing among our products and promotional support in the form of consumer coupons and other sales price allowances, along with the mix of products sold, affects the average selling price that we will realize and has a large impact on our revenue and gross margins in the operations of AgroLabs. Net sales in our operations of AgroLabs, classified as discontinued operations, is also affected by: the timing of new product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to consumer tastes and needs; and the availability of sufficient raw materials and production lead-time from suppliers to meet demand. Factors that could cause demand to be different from our expectations include: customer acceptance of our products and our competitors products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings, established and developing business relationships, facilities, personnel, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

For the fiscal year ended June 30, 2011, our net sales from continuing operations increased by $5.0 million or 25.0% to $25.1 million from $20.1 million for the fiscal year ended June 30, 2010.  Our operating loss decreased from $2.4 million for the fiscal year ended June 30, 2010 to operating income of $0.3 million for the fiscal year ended June 30, 2011.  In the fiscal year ended June 30, 2011, our gross profit increased by approximately $1.9 million and we cut our selling and administrative expenses by approximately $0.8 million.  We continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales.

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

• sales returns and allowances;
• trade marketing and merchandising;
• allowance for doubtful accounts;
• inventory valuation;
• valuation and recoverability of long-lived and intangible assets;
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

Trade Marketing and Merchandising. In order to support the Company’s propriety nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 14% of net sales, from both our continuing operations and those classified as discontinued operations in the financial statements contained in this Annual Report on Form 10-K, for the fiscal year ended June 30, 2011, the likelihood exists of materially different reported results if factors such as the level and success of the promotional programs or other conditions differ from expectations.

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

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. No impairment losses were identified or recorded in the fiscal years ended June 30, 2011 and 2010.

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.  There was no impairment charge in the fiscal years ended June 30, 2011 and 2010 on the Company’s other intangible assets.

Deferred Taxes

The Company accounts for income taxes with an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns.

In each of the fiscal years ended June 30, 2011 and 2010, we recorded a valuation reserve in the amount equal to 100% of our deferred tax assets and liabilities generated in the each of the taxable periods ended June 30, 2011 and 2010.  Our management, based on current factors relating to our business environment resulting, in part, from the current downward economic trends, does not have sufficient information to determine if we will have future federal taxable income which would allow us to realize our net deferred tax assets in the future.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”). ASU 2011-8 modifies the impairment test for goodwill and indefinite lived intangibles so that the fair value of a reporting unit is no longer required to be calculated unless the Company believes, based on qualitative factors, that it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company intends to adopt ASU 2011-8 effective July 31, 2012, which is not expected to have a material effect on the Company's consolidated financial statements.

On June 16, 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income (ASU 2011-05). This update amends ASC Topic 220, Comprehensive Income to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This ASU will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross reconciliation of Level 3 fair-value measurements.  This ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The adoption of the applicable portions of this ASU did not have a material effect on the Company's consolidated financial statements.  The Company is currently evaluating the impact that the adoption of the remainder of this guidance might have on its consolidated financial statement disclosures in the first quarter of fiscal 2012.

Results of Operations (in thousands, except share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

Year ended June 30, 2011 Compared to the Year ended June 30, 2010

Sales, net. Net sales for the fiscal year ended June 30, 2011 and 2010 were $25,133 and $20,164, respectively, an increase of $4,969 or 24.6%. The increase is comprised of the following:

For the fiscal year ended June 30, 2011, approximately 86% of total net sales were derived from two customers as compared to 70% of total net sales from one customer for the fiscal year ended June 30, 2010.  The loss of any of these customers would have an adverse affect on our operations.

The increase in our net sales is primarily the result of an increase of approximately $5.1 million in our contract manufacturing product sales due to increased sales volumes to one of our major customers, Herbalife.  This increase was offset by a decrease in net sales in our other nutraceutical product lines of approximately $0.2 million compared to the prior period.

Cost of sales.  Cost of sales increased by $3.1 million to $21.4 million for the fiscal year ended June 30, 2011, as compared to $18.3 million for the fiscal year ended June 30, 2010. Cost of sales decreased as a percentage of sales to 85.0% for the fiscal year ended June 30, 2011 as compared to 90.6% for the fiscal year ended June 30, 2010. The increase in cost of goods sold amount was primarily the result of increased sales.  The cost of sales as a percentage of sales decreased as we benefited from spreading the fixed manufacturing costs over an increased amount of products manufactured and sold to our customers.

Selling and Administrative Expenses.  Selling and administrative expenses were $3.5 million for the fiscal year ended June 30, 2011, as compared to $4.3 million for the fiscal year ended June 30, 2010, a decrease of $0.8 million or 19.6%. As a percentage of sales, net, selling and administrative expenses were 13.7% for the fiscal year ended June 30, 2011 and 21.2% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.8 million is mainly due to decreases in stock compensation expenses ($0.6 million) and compensation and employee benefits ($0.2 million).

Our stock compensation expense decreased by $0.6 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements) and due to no stock options being granted in the fiscal years ended June 30, 2011 and 2010.

Our compensation and employee benefits decreased by $0.2 million as a result of decreasing our corporate staff by two employees, the suspension of the Company’s matching of employees’ retirement savings deferrals in the profit sharing plan and the decreased cost resulting from switching professional employment organizations, which reduced administrative costs by outsourcing our human resources and employee benefits functions.

Other expense, net. Other expense, net was approximately $1.5 million for the fiscal year ended June 30, 2011 compared to $1.9 million for the fiscal year ended June 30, 2010, and is composed of:

The decrease in interest expense of approximately $0.5 million is attributable to the increased accretion resulting from the adoption of the accounting for derivative liabilities in connection with embedded derivatives in our Convertible Note Payable and Warrants issued in connection with our amended Notes Payable.

Federal and state income tax, net. For the fiscal year ended June 30, 2011 and 2010, we had a minimal amount of state tax expenses.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Loss from discontinued operations. In the three months ended March 31, 2011, as a result of the Company’s negotiations with the Note Payable Holders, the Company determined that in order to repay the Notes Payable which matured on November 15, 2009 and are currently in default, and to effect the Company’s strategic business plan to revert to its original core business of solid dosage manufacturing, the Company is seeking to sell the net assets of AgroLabs in order to repay a portion of the defaulted balance of the Notes Payable from the proceeds of any sale.  The net loss from this operation, classified as discontinued operations, was $1.1 million and $1.2 million for the fiscal years ended June 30, 2011 and 2010, respectively.

Net loss. Our net loss for the fiscal year ended June 30, 2011 was $2.3 million as compared to $5.5 million for the fiscal year ended June 30, 2010. This decrease in net loss of approximately $3.2 million is primarily the result of the decrease in operating losses from continuing operations of $2.7 million and the decrease in accretion to interest expense of approximately $0.5 million.

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

Liquidity, Going Concern and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities:

At June 30, 2011, the Company’s working capital deficit was approximately $9.5 million, an increase of $1.9 million from a working capital deficit at June 30, 2010 of $7.6 million. Our current assets decreased by approximately $0.1 million and our current liabilities increased by $1.8 million from June 30, 2010 to June 30, 2011.  The increase in the working capital deficit was primarily the result of accretion expense (a non cash expense) of $0.9 million on the Convertible Note Payable from $3.6 million at June 30, 2010 to the maturity value of $4.5 million at June 30, 2011 and an increase of $0.8 million in liabilities from discontinued liabilities from $1.9 million to $2.7 million, primarily resulting from severance payments owed to three former employees of AgroLabs in the aggregate amount of $0.6 million.

Net cash provided by operating activities of $0.4 million in the fiscal year ended June 30, 2011 includes a net loss of $2.3 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, and the loss from discontinued operations, the adjusted cash provided by continuing operations before the effect of the changes in working capital components was $0.2 million. Cash in the amount of approximately $0.3 million from our working capital assets and liabilities was used in continuing operations, and was the result of an increase in inventory of $0.7 million, offset in part, by increases in accounts receivable of approximately $0.2 million and decreases in accounts payable and accrued expenses and other liabilities aggregating approximately $0.2 million.  Net cash of $0.5 million was provided from operating activities from our discontinued operations.

Net cash used in operating activities of approximately $0.1 million in the fiscal year ended June 30, 2010, includes a net loss of $5.5 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, and the loss from discontinued operations, the adjusted cash used in operations before the effect of the changes in working capital components was $1.4 million. Cash was used by continuing operations from our working capital assets and liabilities in the amount of approximately $0.5 million and was primarily the result of an increase in our inventories of $1.7 million and offset by increases in accounts receivable of approximately $0.2 million and decreases in accounts payable and accrued expenses and other liabilities aggregating approximately $1.1 million.  Net cash of $1.8 million was provided from operating activities from our discontinued operations.

Cash used in investing activities was used for the purchase of fixed assets for approximately $0.3 million, offset by a gain on the sale of machinery and equipment of $33,000 in the fiscal year ended June 30, 2011, compared to using approximately $81,000 (inclusive of $4,000 used in discontinued operations) in the fiscal year ended June 30, 2010 for the purchase of machinery and equipment.

Cash used in financing activities was $85,000 in the fiscal year ended June 30, 2011, which included a $40,000 repayment of funds borrowed in the fiscal year ended June 30, 2011 under a short term promissory note entered into with CD Financial, a related party and the holder of our Convertible Note Payable, and the repayment of $45,000 under our capitalized lease obligations.  Cash provided by financing activities was $0.3 million in the fiscal year ended June 30, 2010 and was provided by financing under a short term promissory note entered into with CD Financial.  We also used $25,000 for repayments under our capitalized lease obligations during the fiscal year ended June 30, 2010.

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have incurred recurring operating losses for five consecutive years including a net loss of $2.3 million for the year ended June 30, 2011 and negative operating cash flows for four out of the five past years; for the year ended June 30, 2011 we had cash provided from operating activities of $0.4 million.   As of June 30, 2011, we had cash of $0.7 million (inclusive of $0.1 million of cash in assets from discontinued operations) and a working capital deficit of $9.5 million, which is primarily attributable to the Notes Payable in the amount of $7.8 million, which matured on November 15, 2009, the Convertible Note Payable in the amount of $4.5 million, which matured on February 21, 2011, with respect to each of which we are in default, and an accumulated deficit of $52.2 million.  These factors raise substantial doubt as to our ability to continue as a going concern.  The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from this uncertainty.

As stated above, we have defaulted on all of our outstanding debt instruments in the aggregate amount of $12.6 million by failing to repay them on their respective scheduled maturity dates. The Notes Payable and the Convertible Note Payable are secured by pledges of substantially all of the Company’s assets.

On October 4, 2011, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Collateral Agent for the Note Payable Holders.  The Forbearance Agreement provides that the Collateral Agent shall forbear from exercising rights and remedies arising from the occurrence of Specified Defaults (as defined in the Forbearance Agreement) including our failure to repay the Notes Payable which are due and payable.  The Forbearance Agreement will terminate on the earlier to occur of (i) December 31, 2011, (ii) the date we fail to comply with the covenants, conditions and agreements contained in the Forbearance Agreement, (iii) the date of the occurrence of any Event of Default, other than the Specified Defaults (as defined in the Forbearance Agreement), under the SPA, the Notes Payable, the Certificate of Designation (as defined in the SPA), the Registration Rights Agreement (as defined in the SPA), the Subsidiary Guaranty, dated as of February 21,  2008, by and among the Company, certain of its subsidiaries and the Collateral Agent, the Security Agreement, dated as of February 21,  2008 (the “Security Agreement”), by and among the Company, certain of its subsidiaries and the Collateral Agent and all other agreements, documents and other instruments entered into by the Company or any of its subsidiaries in connection with the SPA (collectively, the “Transaction Documents”), or (iv) the date the Notes Payable are paid in cash and all other obligations under the Transaction Documents are satisfied.  Additionally, under the Forbearance Agreement, among other things:

(1)
The Collateral Agent may sell the 1,266,706 shares of common stock of iBio, Inc., pledged by us to the Note Payable Holders pursuant to the Security Agreement, as soon as commercially reasonable and apply the net proceeds from such sale first, against unpaid principal obligations under the Notes Payable and second, to any remaining obligations under the Transaction Documents.

(2)
We shall not, prior to the payment in full of all obligations owed to the Note Payable Holders under the Transaction Documents, make any (a) principal payments in respect of $4.5 million outstanding principal amount of the Convertible Note Payable held by CD Financial, LLC (“CD Financial”) which matured on February 21, 2011 (the “CD Financial Debt”), (b) past due rental or lease payments under our lease obligations to Vitamin Realty ($686,000 as of September 30, 2011), or (c) any rental or lease payments, including any past due rental or lease payments, in respect of any other personal or real property leased or rented by us or any of our subsidiaries from E. Gerald Kay or any family member of E. Gerald Kay; provided, that, so long as no Event of Default (other than the Specified Defaults) exists and is continuing, we shall be permitted to make interest payments (on a pre-default, non-accelerated basis) in respect of the CD Financial Debt and make current rental or lease payments under the Company’s lease obligations to Vitamin Realty.  If an Event of Default (other than the Specified Defaults) exists and is continuing, we shall not be permitted to make any interest payments (on a pre-default, non-accelerated basis) in respect of the CD Financial Debt or make any current rental or lease payments under our lease obligations to Vitamin Realty. Any breach by us of (a) (b) or (c) shall constitute an Event of Default under, and shall trigger a termination of, the Forbearance Agreement.

(3)
If we fail to repay all of the obligations under the Transaction Documents prior to December 31, 2011, then on December 31, we shall pay to the Collateral Agent, for the ratable benefit of the Note Payable Holders, a fee equal to $1,000,000, which shall be in addition to all other fees and expenses payable by the Company to the Collateral Agent and the Note Payable Holders under the Transaction Documents.

(4)
On or prior to October 19, 2011, we shall, at our sole cost and expense, engage an investment banker reasonably acceptable to the Collateral Agent, for the purpose of working with and assisting us to sell certain assets of the Company, including our branded proprietary nutraceutical product line.

(5)
The Company has absolutely, unconditionally and irrevocably released, on behalf of itself and its subsidiaries, and its and their respective successors, assigns and other legal representatives, the Collateral Agent, the Note Payable Holders, and various other Releasees (as defined in the Forbearance Agreement) from all Claims (as defined in the Forbearance Agreement) arising at any time on or prior to the date of the Forbearance Agreement, in connection with the Transaction Documents, on the terms and conditions set forth in the Forbearance Agreement.

There can be no assurance that we will be able to repay, restructure or amend the Notes Payable by December 31, 2011 or the Convertible Note Payable prior to our receipt of a CD Acceleration Notice from CD Financial.  In the interim, we have continued to make timely interest payments to the Note Payable Holders at the non default rate of 8% per annum and are exploring our strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of our assets or operating subsidiaries and/or capital restructuring plans.

If the Notes Payable are not repaid by December 31, 2011, and as a result of the events of default that arose based upon the Companys failure to pay each of the Notes Payable at maturity, the Note Payable Holders have the right to give the Company an Acceleration Notice. As a result of the event of default that arose based upon the Companys failure to repay the Convertible Note Payable at maturity, CD Financial has the right to give the Company a CD Acceleration Notice.  Each acceleration notice would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any); with respect to the Notes Payable, only default interest arising subsequent to December 31, 2011 (if any)) and (ii) require the Company to pay an amount equal to the sum of all of the respective amounts described in the preceding clause (i) in same day funds on the payment date specified in such notice. If the Company is unable to raise additional capital, sell certain assets or successfully refinance the full outstanding amount of the Notes Payable and the Convertible Note Payable upon acceptable terms, it would have a material adverse effect on the Company, including the possible foreclosure by the holders of the Notes Payable and/or the Convertible Note Payable of all or some of the Companys assets, which would impact the Companys ability to continue as a going concern.
As of October 13, 2011, we have not repaid the holder of the Convertible Note Payable, CD Financial.  CD Financial is a significant shareholder of the Company and has not made any payment demands on us with respect to the Convertible Note Payable, nor has it converted the Note Payable into common shares of the Company.  In March 2009, we entered into an oral agreement with CD Financial to suspend the cash interest payments on the Convertible Note Payable until we return to positive cash flows in our operations.  In this oral agreement, CD Financial agreed not to give any default notices and that default interest does not have to be accrued at the default interest rate.  In connection with the Forbearance Agreement, CD Financial has also agreed to receive no principal repayments until the Note Payable Holders have been paid the obligations outstanding under the Transaction Documents, including any interest payments at the default interest rate.

Our total annual commitments at June 30, 2011 for long term non-cancelable leases of approximately $554,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles, including $185,000 relating to our operations classified as discontinued.

Capital Expenditures

The Company's capital expenditures for the fiscal ended June 30, 2011 and 2010 were approximately $301,000 and $77,000, respectively.  The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2012. The total amount is expected to be funded from cash provided from its operations or from lease financing.

 Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

For a list of financial statements filed as part of this Annual Report on Form 10-K, see the index to financial statements at page 31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

The information set forth in this Item 9A shall not be considered filed under the Exchange Act. This Annual Report on Form 10-K does not include an attestation report of Friedman, LLP, Integrated BioPharma’s independent registered public accounting firm, regarding internal control over financial reporting.  Since the Company is neither a “larger accelerated filer” nor an “accelerated filer”, as defined in SEC rules, the Company is exempt pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act from the requirement that management’s report in this Form 10-K be attested to by the Company’s independent registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2011.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2011.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Exhibits and Index
(1)   A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to financial statements at Page 31 and is incorporated herein by reference.
(2) An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (8)
3.2	By-Laws of Registrant (6)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (7)
10.1	Lease Agreement, dated August 3, 1994, between the Company and Hillside 22 Realty Associates, L.L.C. (2)
10.2	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (3)
10.3	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (10)
10.4	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (5)
10.5	Securities Purchase Agreement dated February 21, 2008, by and between Integrated BioPharma, Inc. and Imperium Master Fund, Ltd. 8% Senior Secured Note (7)
10.6	Securities Purchase Agreement dated February 21, 2008, by and between Integrated BioPharma, Inc. and CD Financial, LLC 9.5% Convertible Senior Secured Note (7)
10.7
 Warrant to Purchase Common Stock of Integrated BioPharma, Inc. by and between Integrated BioPharma, Inc. and the note holders of the Amended and Restated First Amendment  to Amended and Restated Securities Purchase Agreement and 8% Senior Secured Notes dated October 14, 2008 (9)

10.8	Registration Rights Agreement by and between Integrated BioPharma, Inc. and the each of the named Investors in such agreement dated October 14, 2008 (9)
10.9	Amended And Restated First Amendment To Amended And Restated Securities Purchase Agreement And 8% Senior Secured Notes dated October 20, 2008 (9)
10.10	5.0% Promissory Note by and between Manhattan Drug Company and CD Financial, LLC. dated November 24, 2009 (11)
10.11	Forbearance Agreement, dated as of October 4, 2011, by and between Integrated BioPharma, Inc. and Imperium Advisors, LLC, in its capacity as Collateral Agent for the Investors (12)
14	Code of Ethics (4)
21	Subsidiaries of the Registrant (13)
23.1	Consent of Independent Registered Public Accounting Firm (13)
31.1
Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)

31.2
Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

__________________________

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003.
(2)	Incorporated herein by reference to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, Registration No. 333-5240-NY.
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed with the SEC on September 29, 1997.
(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 29, 2004, as amended on November 10, 2004.
(5)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2007.
(6)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2008.
(7)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008.
(8)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2008 and to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 filed with the SEC on September 29, 2003.

(9)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2008.
(10)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 12, 2010.
(12)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on October 11, 2011.
(13)	Filed herewith.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm                                                                      33

Consolidated Statements of Operations for the fiscal years
ended June 30, 2011 and 2010                                                                                                                          34

Consolidated Balance Sheets as of June 30, 2011 and 2010                                                                       35

Consolidated Statements of Stockholders’ Deficiency for the fiscal years
ended June 30, 2011 and 2010                                                                                                                          36

Consolidated Statements of Cash Flows for the fiscal years ended
ended June 30, 2011 and 2010                                                                                                                          37

Notes to Consolidated Financial Statements                                                                                                38

.  .  .  .  .  .  .  .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Integrated BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As more fully described in Note 2, the Company has a working capital deficiency, recurring net losses and has defaulted on its debt obligations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.  If the Company is unable to successfully refinance its obligations or raise additional capital to satisfy the obligations, there could be a material adverse effect on the Company.

/s/ FRIEDMAN, LLP

October 13, 2011
East Hanover, NJ

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2011	2010
Assets		
Current assets:		
Cash	$ 563	$ 478
Accounts receivable, net	1,205	1,361
Inventories, net	5,367	4,416
Investment in iBio, Inc.	823	823
Other current assets	173	421
Assets held for sale	3,722	4,492
Total current assets	11,853	11,991
Property and equipment, net	1,598	1,618
Security deposits and other assets	199	239
Total assets	$ 13,650	$ 13,848
Liabilities and stockholders' deficiency:		
Current liabilities:		
Notes payable	$ 7,805	$ 7,805
Accounts payable (includes $738 and $686 due to a related party for 2011 and 2010)	5,152	4,873
Convertible note payable - CD Financial LLC, net of discount	4,500	3,642
Accrued expenses and other current liabilities	921	1,070
Note Payable, CD Financial LLC	300	300
Liabilities held for sale	2,667	1,854
Total current liabilities	21,345	19,544

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
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

These consolidated financial statements reflect the classification as discontinued operations of our branded proprietary nutraceutical business which is operated by AgroLabs, a wholly owned subsidiary of the Company, which distributes for sale through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Pomegranate with ACAI and Reservatrol, Coconut Water, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, 1st Choice Multi-Vitamin, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market.  These are referred to as our branded proprietary nutraceutical business and/or products. (see Note 4. – Discontinued Operations).

Note 2. Liquidity and Going Concern.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred recurring operating losses for five consecutive years including a net loss of $2,281 for the year ended June 30, 2011 and negative operating cash flows for four out of the five past years, for the year ended June 30, 2011, the Company had cash provided from operating activities of $390.  As of June 30, 2011, the Company had cash of $725 (inclusive of cash of $162 included in assets from discontinued operations) and a working capital deficit of $9,492, which is primarily attributable to the amended Notes Payable in the amount of $7,805, which matured on November 15, 2009 and are currently in default (See Note 7(b)), the Convertible Note Payable in the amount of $4,500, which matured on February 21, 2011 and is currently in default (See Note 7(a)), and an accumulated deficit of $52,181.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company has defaulted on all of its outstanding debt instruments in the aggregate amount of $12,605 (see Note 7. Notes Payable and Convertible Note Payable – CD Financial, LLC) by failing to repay them on their respective scheduled maturity dates. The Notes Payable and Convertible Note Payable are secured by pledges of substantially all of the Company’s assets.

The Company defaulted on the $7,805 outstanding principal amount of its notes payable (the “Notes Payable”), issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008 (the “SPA”), by failing to repay the Notes Payable on the scheduled maturity date of November 15, 2009.  The Company’s failure to repay the Notes Payable on the scheduled maturity date constituted an Event of Default under the Notes Payable and triggered the right of the holders of the Notes Payable (the “Note Payable Holders”) to give the Company a notice (an “Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest (including interest accruing at the default rate).  The Notes Payable are secured by a pledge of substantially all of the Company’s assets.  On March 19, 2010, the Company received a payment demand for default interest from one of the Note Payable Holders holding approximately 73% of the outstanding balance of the Notes Payable.  As of October 13, 2011, the Company has not repaid the Notes Payable or the default interest accrued on the Notes Payable.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

On October 4, 2011, the Company and the Collateral Agent for the Note Payable Holders, entered into a Forbearance Agreement (the “Forbearance Agreement”).  The Forbearance Agreement provides that the Collateral Agent shall forbear from exercising rights and remedies arising from the occurrence of Specified Defaults (as defined in the Forbearance Agreement), including the Company’s failure to repay the Notes Payable which are due and payable. The Forbearance Agreement will terminate on the earlier to occur of (i) December 31, 2011, (ii) the date the Company fails to comply with the covenants, conditions and agreements contained in the Forbearance Agreement, (iii) the date of the occurrence of any Event of Default, other than the Specified Defaults (as defined in the Forbearance Agreement), under the SPA, the Notes Payable, the Certificate of Designation (as defined in the SPA), the Registration Rights Agreement (as defined in the SPA), the Subsidiary Guaranty, dated as of February 21,  2008, by and among the Company, certain of its subsidiaries and the Collateral Agent, the Security Agreement, dated as of February 21,  2008 (the “Security Agreement”), by and among the Company, certain of its subsidiaries and the Collateral Agent and all other agreements, documents and other instruments entered into by the Company or any of its subsidiaries in connection with the SPA (collectively, the “Transaction Documents”), or (iv) the date the amended Notes Payable are paid in cash and all other obligations under the Transaction Documents are satisfied.  Additionally, under the Forbearance Agreement, among other things:

(1)
The Collateral Agent may sell the 1,266,706 shares of common stock of iBio, Inc. (See Note 3. Summary of Significant Accounting Policies – Investment in iBio, Inc.), pledged by the Company to the Note Payable Holders pursuant to the Security Agreement as soon as commercially reasonable and apply the net proceeds from such sale first, against unpaid principal obligations under the Notes Payable and second, to any remaining obligations under the Transaction Documents.

(2)
The Company shall not, prior to the payment in full of all obligations owed to the amended Note Payable Holders under the Transaction Documents, make any (a) principal payments in respect of the $4,500 outstanding principal amount of the Convertible Note Payable held by CD Financial, LLC (“CD Financial”) which matured on February 21, 2011 (the “CD Financial Debt”), (b) past due rental or lease payments under the Company’s lease obligations to Vitamin Realty Associates, L.L.C. (“Vitamin Realty”) ($686 as of September 30, 2011), or (c) any rental or lease payments, including any past due rental or lease payments, in respect of any other personal or real property leased or rented by the Company or any of its subsidiaries from E. Gerald Kay or any family member of E. Gerald Kay; provided, that, so long as no Event of Default (other than the Specified Defaults) exists and is continuing, the Company shall be permitted to make interest payments (on a pre-default, non-accelerated basis) in respect of the CD Financial Debt and make current rental or lease payments under the Company’s lease obligations to Vitamin Realty.  If an Event of Default (other than the Specified Defaults) exists and is continuing, the Company shall not be permitted to make any interest payments (on a pre-default, non-accelerated basis) in respect of the CD Financial Debt or make any current rental or lease payments under the Company’s lease obligations to Vitamin Realty. Any breach by the Company of (a) (b) or (c) shall constitute an Event of Default under, and shall trigger a termination of, the Forbearance Agreement.

(3)
If the Company fails to repay all of obligations under the Transaction Documents prior to December 31, 2011, then on December 31, 2011, the Company shall pay to the Collateral Agent, for the ratable benefit of the Note Payable Holders, a fee equal to $1,000, which shall be in addition to all other fees and expenses payable by the Company to the Collateral Agent and the Note Payable Holders under the Transaction Documents.

(4)
On or prior to October 19, 2011, the Company shall, at its sole cost and expense, shall engage an investment banker reasonably acceptable to the Collateral Agent, for the purpose of working with and assisting the Company to sell certain assets of the Company, including its branded proprietary nutraceutical product line.

(5)
The Company has absolutely, unconditionally and irrevocably released, on behalf of itself and its subsidiaries, and its and their respective successors, assigns and other legal representatives, the Collateral Agent, the Note Payable Holders, and various other Releasees (as defined in the Forbearance Agreement) from all Claims (as defined in the Forbearance Agreement) arising at any time on or prior to the date of the Forbearance Agreement, in connection with the Transaction Documents, on the terms and conditions set forth in the Forbearance Agreement.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

The Company defaulted on the $4,500 million outstanding principal amount of its note payable (the “Convertible Notes Payable”), issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008 (the “CD SPA”), by failing to repay the Convertible Note Payable on the scheduled maturity date of February 21, 2011.  The Company’s failure to repay the Convertible Note Payable on the scheduled maturity date constituted an Event of Default under the Convertible Note Payable and triggered the right of the holder of the Convertible Note Payable to give the Company a notice (“CD Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest (including interest accruing at the default rate, if any).  The Convertible Note Payable is secured by a pledge of substantially all of the Company’s assets, which pledge is subordinated to the security interest held by the Note Payable Holders.  As of October 13, 2011, the Company has not repaid the Convertible Note Payable or the default interest on the Convertible Note Payable.  The holder of the Convertible Note Payable, CD Financial is a significant shareholder of the Company and has not made any payment demands on the Company with respect to the Convertible Note Payable, nor has it converted the Convertible Note Payable into common shares of the Company.

There can be no assurance that the Company will be able to repay, restructure or amend the Notes Payable by December 31, 2011 or the Convertible Note Payable prior to receipt by the Company of a CD Acceleration Notice from CD Financial.  In the interim, the Company has continued to make timely interest payments to the Note Payable Holders at the non default rate of 8% per annum and is exploring its strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Company’s assets or operating subsidiaries and/or capital restructuring plans.

If the Notes Payable are not repaid by December 31, 2011, and as a result of the events of default that arose based upon the Company’s failure to pay each of the Notes Payable at maturity, the Note Payable Holders have the right to give the Company an Acceleration Notice. As a result of the event of default that arose based upon the Company’s failure to repay the Convertible Note Payable at maturity, CD Financial has the right to give the Company a CD Acceleration Notice.  Each acceleration notice would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any); with respect to the Notes Payable, only default interest arising subsequent to December 31, 2011 (if any)) and (ii) require the Company to pay an amount equal to the sum of all of the respective amounts described in the preceding clause (i) in same day funds on the payment date specified in such notice. If the Company is unable to raise additional capital, sell certain assets or successfully refinance the full outstanding amount of the Notes Payable and the Convertible Note Payable upon acceptable terms, it would have a material adverse effect on the Company, including the possible foreclosure by the holders of the Notes Payable and/or the Convertible Note Payable of all or some of the Company’s assets, which would impact the Company’s ability to continue as a going concern.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

• sales returns and allowances;
• trade marketing and merchandising;
• allowance for doubtful accounts;
• inventory valuation;
• valuation and recoverability of long-lived and intangible assets;
• income taxes and valuation allowance on deferred income taxes, and;
• accruals for, and the probability of, the outcome of any current litigation.

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

Shipping and Handling Costs. Shipping and handling costs were approximately $97 and $125 and $571 and $708 for the fiscal years ended June 30, 2011 and 2010, respectively, and are included in cost of sales and loss from discontinued operations in the accompanying Consolidated Statements of Operations.

Trade Marketing and Merchandising. In order to support the Company’s propriety nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. The Company’s promotional expenditures are included in loss from discontinued operations in the fiscal years ended June 30, 2011 and 2010.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $3,105 and $3,171 for the fiscal years ended June 30, 2011 and 2010, respectively. These costs are included in loss from discontinued operations in the accompanying Consolidated Statements of Operations.

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

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2011 or 2010.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

Supplemental Cash Flow Information.

Earnings Per Share. Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to anti-dilution limitations using the treasury stock method.  All such potentially dilutive instruments were anti-dilutive as of June 30, 2011 and 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 11(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2011 and 2010 was $96 and $139, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

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
Transportation Equipment                                                 5 Years

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the fiscal years ended June 30, 2011 and 2010.

Other intangible assets consist of trade names, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives.  No impairment losses were identified or recorded on intangible assets in the fiscal years ended June 30, 2011 and 2010.  Other intangible assets are included in “Security deposits and other assets” and “Other assets from discontinued operations” in the accompanying Consolidated Balance Sheets.

Investment in iBio, Inc. The Company accounts for its investment in iBio on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was no impairment charge recorded in the fiscal years ended June 30, 2011 and 2010.  The market value of the iBio stock as of June 30, 2011 was approximately $3.6 million.  Pursuant to the Forbearance Agreement with respect to the Notes Payable, the Collateral Agent for the Note Payable Holders may sell the iBio Stock and apply the proceeds of such sale to repay a portion of the outstanding principal of the Notes Payable. (See Note 2. Liquidity and Going Concern and Note 7. Notes Payable and Convertible Note Payable – CD Financial, LLC).

Recent Accounting Pronouncements.
In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”). ASU 2011-8 modifies the impairment test for goodwill and indefinite lived intangibles so that the fair value of a reporting unit is no longer required to be calculated unless the Company believes, based on qualitative factors, that it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company intends to adopt ASU 2011-8 effective July 31, 2012, which is not expected to have a material effect on the Company's consolidated financial statements.

On June 16, 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income (ASU 2011-05). This update amends ASC Topic 220, Comprehensive Income to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This ASU will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross reconciliation of Level 3 fair-value measurements.  This ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The adoption of the applicable portions of this ASU did not have a material effect on the Company's consolidated financial statements.  The Company is currently evaluating the impact that the adoption of the remainder of this guidance might have on its consolidated financial statement disclosures in the first quarter of fiscal 2012.

Note 4. Assets and Liabilities Held for Sale and Discontinued Operations

In the three months ended March 31, 2011, as a result of the Company’s negotiations with the Note Payable Holders, the Company determined that in order to repay the Notes Payable (see Note 7(b)) which matured on November 15, 2009 and are currently in default, and to effect the Company’s strategic business plan to revert to its original core business of solid dosage manufacturing; the Company is seeking to sell the net assets of AgroLabs.  Accordingly, the Company classified the business assets and liabilities of its branded proprietary nutraceutical business and the results of operations as discontinued operations.  As such, the operations of AgroLabs for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
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

Note 5. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

Note 6. Property and Equipment

Property and equipment consists of the following:

Depreciation and amortization expense was $321 and $277 for the fiscal years ended June 30, 2011 and 2010, respectively.  For the fiscal year ended June 30, 2011, the Company disposed of fully depreciated machinery and equipment in the amount of $136 for net proceeds of $33.

Note 7. Notes Payable and Convertible Note Payable – CD Financial, LLC

On February 21, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company, which resulted in gross proceeds, in the aggregate, of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 per share (the Series C Preferred Stock were converted into shares of the Company’s Common Stock in July and August 2008), (ii) $4,500 in principal amount of 9.5% Convertible Note Payable (the “Convertible Note Payable”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Notes Payable and the Convertible Note Payable are secured by a pledge of substantially all of the Company’s assets.

On November 24, 2009, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial, LLC (“CD Financial”), a related party.  The CD Note matured on November 24, 2010 and bears interest at the rate of 5%, which interest is payable quarterly.  Interest is accrued monthly and is payable upon maturity.  Interest in the amount of $15, accrued for the period from the issuance date, November 24, 2009, through November 30, 2010, was paid in December 2010.  As of June 30, 2011, the Company is in default under the CD Note as a result of the Company’s failure to repay the CD Note on its scheduled maturity date.  Interest is paid quarterly.  The CD Note is expected to remain outstanding until the Company satisfies the Company’s obligations under the amended Notes Payable, (see Note 7(b)).

On July 29, 2010, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a second promissory note in the amount of $40 (the “CD $40 Note”) with CD Financial.  The CD $40 Note matured on October 29, 2010 and bore interest at the rate of 5%.  Manhattan Drug repaid the CD $40 Note on October 29, 2010.  Interest was accrued monthly and was paid on maturity.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

The following table presents the stated value/principal of each of the securities issued in connection with the debt outstanding as of June 30, 2011:

(a) In connection with  an SPA, CD Financial provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date (included in accrued expenses as of June 30, 2011 and 2010 in the accompanying Consolidated Balance Sheet), in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share (the Series C Preferred Stock were converted into shares of the Company’s Common Stock in August 2008), and $4,500 in principal amount of Convertible Note Payable. The Company allocated the proceeds and the discount based on the relative fair value of the Convertible Note Payable and the Series C Preferred Stock. The Company amortized to interest expense the discount applied to the Convertible Note Payable over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock.

As of July 1, 2009, the Company recorded an accumulated adjustment to account for the embedded derivative liability of the conversion feature of the Convertible Note Payable, resulting in a decrease to additional paid in capital of $715, a decrease in accumulated deficit of $2,097, a decrease in the carry value of the Convertible Note Payable of $1,426 and the recognition of a derivative liability of $44.  As of June 30, 2011 and June 30, 2010, the related derivative liability to the Convertible Note Payable had no value.

The Company used the following assumptions to calculate the fair value of the derivative liability (assuming that 2,250,000 shares of common stock are converted) using the Black-Scholes option pricing model:

The Convertible Note Payable bears interest at an annual rate of 9.5% and matured on February 21, 2011. As of October 13, 2011, the Company is in default for the nonpayment of the Convertible Note Payable at maturity.  The Convertible Note Payable may be converted, at any time and at the holder’s option, into shares of our common stock based on a conversion price as set out in the Convertible Note Payable. The conversion price is a formula that bases the conversion price on the greater of (i) 90% of the average Volume Weighted Average Price market price of our common stock for 20 trading days immediately preceding the conversion date and (ii) $2.00, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event and upon certain issuances below the conversion price.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

Included in Interest Expense in the accompanying Consolidated Statement of Operations, is the following accretion costs resulted from the Convertible Note Payable:

As of June 30, 2011, the Company had interest in arrears of $217 on the Convertible Note Payable.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  The Company resumed interest payments on the Convertible Note Payable in August of 2009.  In March 2010, CD Financial orally agreed to defer the interest owed for April 2010, in the amount of $36, until the Company returned to positive cash flows to assist the Company in meeting its short term cash flow requirements.  The Company has made timely monthly interest payments, beginning with the May 2010 monthly interest obligation.  As of June 30, 2011, the Company is also in default under the Convertible Note Payable for the nonpayment of the principal balance due on February 21, 2011.  In connection with the Company entering into a Forbearance Agreement with respect to the Notes Payable (see Note 2. Liquidity and Going Concern), CD Financial has agreed to not receive any Principal payments until all of the Company’s obligations to the Note Payable Holders have been repaid.

Also, in accordance with the Convertible Note Payable, the Company is required to issue and deliver to CD Financial, for no additional consideration, 50,000 shares of common stock, on a quarterly basis in arrears, commencing with the three-month anniversary of the issuance date, until the Convertible Note Payable has been repaid in full, after which the Company's obligations to issue shares of common stock will no longer be applicable.

(b) In connection with an SPA, Imperium provided gross proceeds of $9,837, including a discount of $163, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share (the Series C Preferred Stock were converted into shares of the Company’s Common Stock in July and August 2008), $7,000 in principal amount of 8.0% Notes Payable and 200,000 shares of the Company’s common stock. The Notes Payable originally matured on February 21, 2009. The Company allocated the proceeds and the discount based on the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock. The Company amortized, to interest expense, the discount applied to the Notes Payable over the term of the notes and charged to Additional Paid in Capital the discounts applied to the Series C Preferred Stock and the common stock.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

On October 14, 2008, the Company and the Note Payable Holders amended their SPA to extend the maturity from February 21, 2009 to November 15, 2009.  In consideration for extending the maturity of the Notes Payable, the Note Payable Holders will forgo the 200,000 shares of common stock as additional interest and the Company  (i) granted a 11.5% premium on the principal, thus aggregating a principal balance due of $7,805 and certain other amounts payable under the Notes Payable, if any, (ii) certain new covenants were applicable to the Company effective October 14, 2009, (iii) the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term at an exercise price of $0.80 per share, and (iv) the registration of the resale of the shares of the Company’s Common Stock for which the warrants are exercisable.

The Notes Payable in the amount of $7,000 bear an interest rate of 8.0% ($7,805 as of October 1, 2011) and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method, which resulted in additional interest expense for the fiscal year ended June 30, 2010 of $288. As of July 1, 2009, the warrants issued were deemed to have a derivative liability resulting in an accumulated adjustment to account for the embedded derivative liability of the strike price resulting in a decrease to additional paid in capital of $169, a decrease in accumulated deficit of $140.  As of June 30, 2011 and 2010, the related derivative liability with respect to the amended Notes Payable had estimated fair values of $16 and $18, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

On October 4, 2011, the Company and the Collateral Agent for the Note Payable Holders, entered into a Forbearance Agreement (See Note 2. Liquidity and Going Concern).

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

The discount to the Notes Payable for the warrants which was accreted using the effective interest method resulted in interest expense for the fiscal year ended June 30, 2011 and 2010 of none and $65, respectively.

The weighted average interest rate paid was 8.59% in each of the fiscal years ended June 30, 2011 and 2010.  As of June 30, 2011 and 2010, the Company had accrued unpaid interest of approximately $300 in each period for the Notes Payable and Convertible Note Payable.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

Note 8. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2011 and 2010 are presented below:

Note 9. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

Net operating losses (“NOL”) of approximately $34,024 will expire beginning in 2024 for federal purposes. State NOL’s of approximately $23,625 will expire beginning in 2012 through 2030 depending on the state in which the NOL’s were generated. The Company also has capital losses of $3,230 which will begin to expire in 2013.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets in the fiscal year ended June 30, 2009.  In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of June 30, 2011 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

The components of the provision for income taxes consists of the following:

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2011.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2011 and 2010.

The federal and state tax returns for the years ending June 30, 2008, 2009 and 2010 are currently open and the tax returns for the year ended June 30, 2011 will be filed by March 15, 2012.

Note 10. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions.  As of January 1, 2009, the Company curtailed the Company’s matching percentage of employee contributions into the profit-sharing plan for the benefit of the employees.  As of June 30, 2011, the Company has not determined when or if it will reinstate the discretionary employer match in the profit-sharing plan for the benefit of the employees.

Note 11. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250.  As of June 30, 2011, the Company had $62 of uninsured deposits at these financial institutions.

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
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

(c) Major Customers. For the fiscal years ended June 30, 2011 and 2010 approximately 86% of net sales were derived from two customers and 70% of net sales were derived from one customer, respectively.  Accounts receivable from these customers represented approximately 63% and 59% of total net accounts receivable as of June 30, 2011 and 2010, respectively. The loss of any of these customers would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 55% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed in August 2010 for an additional one year term and was extended in August 2011 to December 31, 2011.

Note 12. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, a limited liability company, which is 90% owned by the Company’s chairman, president and principal stockholder and certain family members. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 28,086 square feet of warehouse space on a month-to month basis.

Rent expense for the fiscal years ended June 30, 2011 and 2010 on these leases were $739 and $730, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. For the fiscal years ended June 30, 2011 and 2010, the Company had an outstanding obligation to Vitamin Realty of $738 and $686, respectively, included in accounts payable in the accompanying Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles. Total rent expense, including real estate taxes and maintenance charges, was approximately $865 and $835 for the fiscal years ended June 30, 2011 and 2010, respectively.   Rent expense included in loss from discontinued operations was approximately $245 and $243 for the fiscal year ended June 30, 2011 and 2010, respectively.

Rent expense from continuing operations is included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations and rental income is included in other income (expense) in the accompanying Consolidated Statements of Operations.   During the fiscal year ended June 30, 2010, the Company entered into a non-cancelable capital lease agreement expiring in December 2011 for laboratory equipment.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

The minimum rental and lease commitments for long-term non-cancelable leases is as follows:

Remaining lease commitments in the operations classified as discontinued is $185 and $31 in the fiscal years ending June 30, 2012 and 2013, respectively.

 (b) Legal Proceedings.

Fiscal 2011
The Company is subject, from time to time, to claims by third parties under various legal theories.  The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

Fiscal 2010
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

The Company and Mr. Kay filed motions to dismiss the lawsuit for lack of personal jurisdiction.  In November 2009, the State of Texas agreed to dismiss the Company and Mr. Kay as defendants in the lawsuit.  The parties have now resolved all of the remaining issues in this lawsuit.  Neither party has admitted any liability.  Under the settlement agreement, the Company made a payment to the State of Texas in the amount of $130 to be allocated to the State of Texas' judicial fund for programs approved by the Texas Supreme Court that provide basic civil legal services to the indigent; attorneys' fees and investigation costs incurred by the Office of the Attorney General; and investigative costs incurred by the Texas Department of State Health Services.  The Company recognized this payment obligation in its results of operations for the fiscal year ended June 30, 2010.

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
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

On or about August 10, 2009, AgroLabs commenced an action in the Superior Court of New Jersey, Law Division, against defendants Kurt E. Cahill, Cheryl A. Cahill, Joseph E. Cahill, Jr. and Monty C. Lloyd (all of whom were previously employed by AgroLabs) (the “AgroLabs Defendants”) for, among other things, breach of contract, breach of fiduciary duty, negligent performance of duties and other and related relief.  On or about September 1, 2009, the AgroLabs Defendants removed the action to the United States District Court for the District of New Jersey.  On or about September 15, 2009, the AgroLabs Defendants filed an answer and affirmative defenses.  The AgroLabs Defendants, however, asserted no counterclaims.  The parties exchanged initial disclosures and other information.  On February 19, 2010, the parties entered into a Settlement Agreement and Release, whereby, the AgroLabs Defendants paid AgroLabs $500 in settlement of the action.  An order of dismissal was entered on February 19, 2010, dismissing the case with each party bearing their own costs.  The settlement amount of $500 is included in loss from discontinued operations in the Consolidated Statement of Operations for the fiscal year ended June 30, 2010.

Note 13. Related Party Transactions

Carl DeSantis, a director of the Company and a member of CD Financial (see Note 7(a) and CD Financial have guaranteed certain liabilities of the Company.  On April 7, 2009, CD Financial entered into a Guaranty Agreement with Creative Flavors, Inc. (“CFC”), a major supplier of the Company, guaranteeing up to $500 of the Company’s outstanding obligations to CFC.  The guaranty was terminated on March 10, 2010 by written notice to CFC from CD Financial.  As of June 30, 2010, the Company had an outstanding obligation to CFC in the amount of $151 under the guarantee, which amount is included in accounts payable in the Company’s Consolidated Balance Sheet.  The Company paid this liability in August 2010.

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

The Company has a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President, and majority shareholder. This agreement is on a month-to-month basis and provides for payment by the Company of a fee in the amount of $1 per month. The total consulting expense recorded in connection with this verbal agreement was approximately $12 in each of the fiscal years ended June 30, 2011 and 2010.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

See Note 7– Notes Payable and Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 12(a) - Leases for related party lease transactions.

Note 14. Equity Transactions

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

For each of the fiscal years ended June 30, 2011 and 2010, options and warrants to purchase 25,000 shares of common stock with exercise prices below the market price, respectively, were outstanding in each period but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.  Options and warrants to purchase 3,263,755 and 3,312,238 shares of common stock were outstanding as of June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the market price of the common shares.

For each of the fiscal years ended June 30, 2011 and 2010, Convertible Note Payable common share equivalents of 2,250,000 were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

During the fiscal year ended June 30, 2011 and 2010, the Company has incurred stock compensation expense of $234 and $865, respectively and is included in selling and administrative expenses in the consolidated statement of operations. Stock compensation is also included in discontinued operations in the amount of $21 and $30 for the fiscal years ended June 30, 2011 and 2010, respectively.  Stock compensation expense includes Restricted Stock Units granted under the Company’s Stock Option Plan that are also expensed over the vesting period.

The intrinsic value of options outstanding and exercisable at June 30, 2011 and 2010 was $2 in each period. The remaining unrecognized stock-based compensation expense at June 30, 2011 is $10 and will be amortized over a weighted average life of 0.2 years.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011 AND 2010 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 AND 2010
(in thousands, except share and per share amounts)

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2011 under the Company’s stock option plans:

(b) Warrants. As of June 30, 2011 and 2010, the Company has 500,000 warrants outstanding to purchase shares of common stock at $0.80.  All warrants are currently exercisable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: October 13, 2011	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: October 13, 2011	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer