Form 10-Q
period 2011-09-30
INTEGRATED BIOPHARMA INC
filed 2011-11-21
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.
(Exact name of registrant, as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 15, 2011
Common Stock, $0.002 par value	20,965,074 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three Months Ended September 30, 2011

Disclosure Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2011 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30, 2011		June 30, 2011	
Assets				
Current Assets:				
Cash	$	563	$	563
Accounts receivable, net		1,960		1,205
Inventories		4,509		5,367
Investment in iBio, Inc., restricted		823		823
Other current assets		163		173
Assets held for sale		3,680		3,722
Total current assets		11,698		11,853
Property and equipment, net		1,519		1,598
Security deposits and other assets		192		199
Total Assets	$	13,409	$	13,650
Liabilities and Stockholders' Deficiency:				
Current Liabilities:				
Notes Payable	$	7,805	$	7,805
Accounts payable		4,578		5,152
Convertible note payable - CD Financial LLC, net		4,500		4,500
Accrued expenses and other current liabilities		730		921
Notes Payable, CD Financial LLC		300		300
Liabilities held for sale		2,818		2,667
Total current liabilities		20,731		21,345
Commitments and Contingencies

	Three months ended September 30, 2011	Three months ended September 30, 2010
Cash flows provided by operating activities:		
Net income (loss)	$ 363	$ (1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:		
Loss (income) from discontinued operations	232	(406)
Depreciation and amortization	90	85
Accretion of financing instruments	-	319
Financing costs in for stock issued in connection with Convertible Note Payable	4	5
Change in fair value of derivative liabilities	(10)	(6)
Gain on sale of fixed assets	(2)	(30)
Compensation expense for consulting services	-	49
Compensation expense for employee stock options	5	158
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	(755)	(135)
Inventories	858	1,044
Other current assets	8	(70)
Security deposits and other assets	(3)	-
(Decrease) increase in:		
Accounts payable	(625)	(1,350)
Accrued expenses and other liabilities	(116)	67
Net cash provided by (used in) operating activities - continuing operations	49	(271)
Net cash provided from operating activities - discontinued operations	168	757
Net cash provided by operating activities	217	486

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed financial statements for the interim periods are unaudited and include the accounts of the Company. The interim condensed financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (“Form 10-K”), as filed with the SEC. The June 30, 2011 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ending June 30, 2012 or for any other period.

These condensed consolidated financial statements reflect the classification as discontinued operations of our branded proprietary nutraceutical business which is operated by AgroLabs, Inc. (“AgroLabs”), a wholly owned subsidiary of the Company, which distributes for sale through major mass market, grocery, drug and vitamin retailers, healthful nutritional products under the following brands: Naturally Noni, Naturally Pomegranate, Pomegranate with ACAI and Reservatrol, Coconut Water, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, 1st Choice Multi-Vitamin, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market.  These are referred to as our branded proprietary nutraceutical business and/or products. (See Note 3. Discontinued Operations).

Nature of Operations

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

The Company’s nutraceutical business includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and The Vitamin Factory, which sells private label Manhattan Drug products, as well as our AgroLabs products, through the Internet.

The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

Significant Accounting Policies

There have been no material changes during fiscal year 2012 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

Investment in iBio, Inc. - Restricted. The Company accounts for its investment in iBio, Inc. (“iBio”) on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 shares of common stock) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was no impairment charge recorded in the three months ended September 30, 2011 and 2010.  Pursuant to the Forbearance Agreement with respect to the Notes Payable, proceeds from any sales of the iBio Stock will be used to repay a portion of the outstanding principal of the Notes Payable. (See Note 2. Liquidity and Going Concern and Note 6. Debt).

Supplemental Statement of Cash Flows

Earnings Per Share. Basic earnings per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to anti-dilution limitations using the treasury stock method.

Stock options and warrants to purchase or otherwise obtain shares of common stock were not included in the fully diluted computation for earnings per share as their exercise prices were greater than the market price of the common shares as of September 30 2011 and 2010.

Note 2. Liquidity and Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has cumulative historical net losses and cash outflows from operations.  For the fiscal year ended June 30, 2011, the Company had cash provided from operating activities of $390.  As of September 30, 2011, the Company had cash of $931 (inclusive of cash of $368 included in assets from discontinued operations) and a working capital deficit of $9,033, which is primarily attributable to the Notes Payable in the outstanding principal amount of $7,805, which matured on November 15, 2009 and are currently in default (See Note 6. Debt), the Convertible Note Payable in the outstanding principal amount of $4,500, which matured on February 21, 2011, which are secured by pledges of substantially all the Company’s assets (See Note 6. Debt).  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

The Company has defaulted on all of its outstanding debt instruments in the aggregate amount of $12,605 (see Note 6. Debt) by failing to repay them on their respective scheduled maturity dates. The Notes Payable and Convertible Note Payable are secured by pledges of substantially all of the Company’s assets.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

The Company defaulted on the $7,805 outstanding principal amount of its Notes Payable, issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008, by failing to repay the Notes Payable on the scheduled maturity date of November 15, 2009.  The Company’s failure to repay the Notes Payable on the scheduled maturity date constituted an Event of Default under the Notes Payable and triggered the right of the holders of the Notes Payable (the “Note Payable Holders”) to give the Company a notice (an “Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest (including interest accruing at the default rate).  The Notes Payable are secured by a pledge of substantially all of the Company’s assets.  As of November 21, 2011, the Company has not repaid the Notes Payable or the default interest accrued on the Notes Payable.

On October 4, 2011, the Company and the Collateral Agent for the holders of the Notes Payable, entered into a Forbearance Agreement extending, among other things, the due date until December 31, 2011. (See Note 6. Debt).

The Company defaulted on the $4,500 million outstanding principal amount of its Convertible Note Payable, issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008, by failing to repay the Convertible Note Payable on the scheduled maturity date of February 21, 2011.  The Company’s failure to repay the Convertible Note Payable on the scheduled maturity date constituted an Event of Default under the Convertible Note Payable and triggered the right of the holder of the Convertible Note Payable to give the Company a notice (“CD Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest (including interest accruing at the default rate, if any).  The Convertible Note Payable is secured by a pledge of substantially all of the Company’s assets, which pledge is subordinated to the security interest held by the Note Payable Holders.  As of November 21, 2011, the Company has not repaid the Convertible Note Payable or the default interest on the Convertible Note Payable.  The holder of the Convertible Note Payable, CD Financial, LLC (“CD Financial”) is a significant shareholder of the Company and has not made any payment demands on the Company with respect to the Convertible Note Payable, nor has it converted the Convertible Note Payable into common shares of the Company.  In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  In connection with the Company entering into a Forbearance Agreement with respect to the Notes Payable (See Note 6. Debt), CD Financial has agreed to not receive any principal payments until all of the Company’s obligations to the Note Payable Holders have been repaid, including any interest payments at the default interest rate.

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

If the Notes Payable are not repaid by December 31, 2011, and as a result of the events of default that arose based upon the Company’s failure to pay each of the Notes Payable at maturity, the Note Payable Holders have the right to give the Company an Acceleration Notice. As a result of the event of default that arose based upon the Company’s failure to repay the Convertible Note Payable at maturity, CD Financial has the right to give the Company a CD Acceleration Notice.  Each acceleration notice would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any); with respect to the Notes Payable, only default interest arising subsequent to December 31, 2011, (if any)) and (ii) require the Company to pay an amount equal to the sum of all of the respective amounts described in the preceding clause (i) in same day funds on the payment date specified in such notice. If the Company is unable to raise additional capital, sell certain assets or successfully refinance the full outstanding amount of the Notes Payable and the Convertible Note Payable upon acceptable terms, it would have a material adverse effect on the Company, including the possible foreclosure by the holders of the Notes Payable and/or the Convertible Note Payable of all or some of the Company’s assets, which would impact the Company’s ability to continue as a going concern.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

Note 3. Assets and Liabilities Held for Sale and Discontinued Operations

The Company is seeking to sell the net assets of AgroLabs.  Accordingly, the Company classified the business assets and liabilities and the results of operations of its branded proprietary nutraceutical business as discontinued operations.  The operations of AgroLabs for the current and prior periods and the associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

The net assets classified as discontinued operations were comprised of the following:

The Company’s net sales, gross profit (loss) and results of operations classified as discontinued operations were as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

Note 5. Property and Equipment, net

Property and equipment, net consists of the following as of:

Depreciation and amortization expense was $80 and $75 for the three months ended September 30, 2011 and 2010, respectively.

Note 6. Debt

Notes Payable

On February 21, 2008, the Company entered into a Securities Purchase Agreement with Imperium Master Fund, LTD. and three other parties (collectively “Imperium”), which Securities Purchase Agreement was amended on October 14, 2008 (as so amended, the “SPA”), pursuant to which the Company issued, and Imperium purchased from the Company, an aggregate $7,000 in principal of senior secured notes (“Notes Payable”). The Notes Payable matured on November 15, 2009 and bear interest at the rate of 8.0%.  Interest is payable monthly.  As of September 30, and June 30, 2011, accrued interest of $47 for each period is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

An additional premium of $805 was granted due to the amendment noted above.  The additional premium is subject to interest payments commencing October 1, 2011.

The Notes Payable are secured by a pledge of substantially all of the Company’s assets.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

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

(1)
The Collateral Agent may cause to be sold by the Company, shares of common stock of iBio, pledged by the Company to the holders of the Notes Payable pursuant to the Security Agreement as soon as commercially reasonable and apply the net proceeds from such sale first, against unpaid principal obligations under the Notes Payable and second, to any remaining obligations under the Transaction Documents.  As of November 21, 2011, there have been no such sales.

(2)
The Company shall not, prior to the payment in full of all obligations owed to the amended Note Payable Holders under the Transaction Documents, make any (a) principal payments in respect of the $4,500 outstanding principal amount of the Convertible Note Payable which matured on February 21, 2011 (the “CD Financial Debt”), (b) past due rental or lease payments under the Company’s lease obligations to Vitamin Realty Associates, L.L.C. (“Vitamin Realty”) ($686 as of September 30, 2011), or (c) any rental or lease payments, including any past due rental or lease payments, in respect of any other personal or real property leased or rented by the Company or any of its subsidiaries from E. Gerald Kay or any family member of E. Gerald Kay; provided, that, so long as no Event of Default (other than the Specified Defaults) exists and is continuing, the Company shall be permitted to make interest payments (on a pre-default, non-accelerated basis) in respect of the CD Financial Debt and make current rental or lease payments under the Company’s lease obligations to Vitamin Realty.  If an Event of Default (other than the Specified Defaults) exists and is continuing, the Company shall not be permitted to make any interest payments (on a pre-default, non-accelerated basis) in respect of the CD Financial Debt or make any current rental or lease payments under the Company’s lease obligations to Vitamin Realty. Any breach by the Company of (a) (b) or (c) shall constitute an Event of Default under, and shall trigger a termination of, the Forbearance Agreement.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

During the period from October 4 to November 21, 2011, the Company and the Collateral Agent continue to discuss the options available to the Company to repay the Notes Payable by the extended due date under the Forbearance Agreement among other strategic options, including retaining an investment banker as contemplated under the Forbearance Agreement to assist the Company in selling its propriety nutraceutical business, to repay the Notes Payable under agreeable terms.  When and if it is determined that the Company will not be able to satisfy the payment requirements under the Forbearance Agreement, the Company will recognize the forbearance fee of $1,000.

Convertible Note Payable – CD Financial, LLC

On February 21, 2008, the Company entered into a Securities Purchase Agreement (the “CD SPA”) with CD Financial, a significant shareholder of the Company, pursuant to which the Company issued and CD Financial purchased from the Company, a Convertible Senior Secured Note in the principal amount of $4,500 (the “Convertible Note Payable”).  The Convertible Note Payable matured on February 21, 2011 and bears interest at the rate of 9.5%.  Interest is payable monthly.  The Convertible Note Payable is secured by a pledge of substantially all of the Company assets.

In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  The Company resumed interest payments on the Convertible Note Payable in August of 2009.  In March 2010, CD Financial orally agreed to defer the interest owed for April 2010, in the amount of $36, until the Company returned to positive cash flows to assist the Company in meeting its short term cash flow requirements.  The Company has made timely monthly interest payments, beginning with the May 2010 monthly interest obligation.  As of November 21, 2011, the Company is in default under the Convertible Note Payable for the nonpayment of the principal balance due on February 21, 2011.  In connection with the Company entering into the Forbearance Agreement with respect to the Notes Payable (See Note 6. Debt – Notes Payable), CD Financial has agreed to not receive any principal payments until all of the Company’s obligations to the Note Payable Holders have been repaid.

As of September 30 and June 30, 2011, accrued interest of $253 with respect to the Convertible Note Payable for each period is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, including interest in arrears of $217 in each period.

The Convertible Note Payable may be converted, at any time and at the holder’s option, into shares of the Company’s common stock under the terms and conditions set forth in the CD SPA.  The conversion price is a formula that bases the conversion price on the greater of (i) 90% of the average Volume Weighted Average Price (the "VWAP") market price of the Company’s common stock for 20 trading days immediately preceding the conversion date and (ii) $2.00, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event and upon certain issuances below the conversion price.

Also, in accordance with the CD SPA, the Company will issue and deliver to CD Financial, for no additional consideration, 50,000 shares of common stock, on a quarterly basis in arrears, until the Convertible Note Payable has been repaid in full, after which the Company's obligations to issue shares of common stock will no longer be applicable.

Debt discount of $324 in the three months ended September 30, 2010 was recorded in interest expense in condensed consolidated statement of operations.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

Notes Payable, CD Financial LLC

On November 24, 2009, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial.  The CD Note matured on November 24, 2010 and bears interest at the rate of 5%, which interest is payable quarterly.  Interest is accrued monthly and is payable upon maturity.  As of September 30, 2011, the Company is in default under the CD Note as a result of the Company’s failure to repay the CD Note on its scheduled maturity date.  Interest is paid quarterly.  The CD Note is expected to remain outstanding until the Company satisfies the Company’s obligations under the Notes Payable. (See Note 6. Debt – Notes Payable).

On July 29, 2010, Manhattan Drug entered into a second promissory note in the amount of $40 (the “CD $40 Note”) with CD Financial.  The CD $40 Note matured on October 29, 2010 and bore interest at the rate of 5%.  Manhattan Drug repaid the CD $40 Note on October 29, 2010.  Interest was accrued monthly and was paid on maturity.

The weighted average interest rate paid on the Company’s outstanding debt was 8.49% and 8.48% in the three months ended September 30, 2011 and 2010, respectively.

Note 7. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2011, approximately 80% of total net sales were derived from one customer as compared to approximately 87% of total net sales derived from two customers in the three months ended September 30, 2010.  Accounts receivable as of September 30, 2011 from this customer represented approximately 39% of total accounts receivable. The loss of this customer would have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 56% the Company’s employees, located in its New Jersey facility, are covered by a union contract. The contract was renewed in August 2010 for an additional one year term and was extended in August 2011 to December 31, 2011.

Note 8. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 90% owned by the Chairman of the Company’s Board of Directors, a director and majority shareholder and certain of his family members. The lease provides for minimum annual rental payment of $324 through May 31, 2015 plus increases in real estate taxes and building operating expenses. On July 1, 2004, the Company leased an additional 24,810 square feet of warehouse space on a month-to month basis.

Rent expense for the three months ended September 30, 2011 and 2010 on these leases were $184 and $202, respectively, and are included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2011 and June 30, 2011, the Company had an outstanding obligation of $715 and $738, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

The minimum rental commitment for long-term non-cancelable leases is as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $276 and $294 for the three months ended September 30, 2011 and 2010, respectively. Rent expense is included in cost of sales, selling and administrative expenses and income (loss) from discontinued operations in the accompanying Condensed Consolidated Statements of Operations.  The Company has a remaining lease commitment of $170 ($139 remaining in the fiscal year ending June 30, 2012) in relating to operations classified as discontinued.

(b) Legal Proceedings.

The Company is subject, from time to time, to claims by third parties under various legal theories.  The defense of such claims, or any adverse outcome of any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.  The Company believes that there are no significant legal matters pending that would have a material effect on the Company’s liquidity, financial condition or cash flows.

Note 9. Related Party Transactions

The Company has a verbal consulting agreement with Eugene Kay, a former employee of the Company and a brother of E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President, and majority shareholder. This agreement is on a month-to-month basis and provides for payment by the Company of a fee in the amount of approximately $1.3 per month. The total consulting expense recorded in connection with this verbal agreement was approximately $4 in each of the three months ended September 30, 2011 and 2010.

See Note 6. Debt for related party securities transactions.

See Note 8(a). Leases for related party lease transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily throughout the United States.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, pending divestitures, future economic conditions, revenue, pricing, gross margin and costs, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

In the third quarter of our fiscal year ended June 30, 2011, as a result of our ongoing negotiations with the Note Payable Holders (See Note 6 to Condensed Consolidated Financial Statements – Debt), we have determined, in order to repay the Notes Payable, which matured on November 15, 2009, and to effect the Company’s strategic business plan to revert to our original core business of solid dosage manufacturing, to seek to sell the assets of AgroLabs, Inc., (“AgroLabs”), a wholly owned subsidiary of the Company, in order to repay a portion of the defaulted balance of the Notes Payable with the proceeds of such sale.  Accordingly, we classified the business assets, liabilities and results of operations of our branded proprietary nutraceutical business as discontinued operations.  As such, the operations of AgroLabs for the current and prior periods presented in the financial statements contained in this Quarterly Report on Form 10-Q and the associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

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

For the three months ended September 30, 2011, our net sales from continuing operations increased by $1.6 million or 25.0% to $8.0 million from $6.4 million for the three months ended September 30, 2010.  Our operating income increased from $0.05 million for the three months ended September 30, 2010 to operating income of $0.7 million for the three months ended September 30, 2011.  Also, in the three months ended September 30, 2011, our gross profit increased by approximately $0.5 million and we cut our selling and administrative expenses by approximately $0.2 million.  We continue to focus on our core businesses and on maintaining our cost structure in line with our sales.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Sales, net. Sales, net, for the three months ended September 30, 2011 and 2010 were $8.0 million and $6.4 million, respectively, an increase of 25%, and are comprised of the following:

For the three months ended September 30, 2011, approximately 80% of total net sales were derived from one customer and as compared to approximately 87% of total net sales were derived from two customers in the three months ended September 30, 2010.  The loss of this customer would have an adverse affect on our operations.

The increase in our net sales is the result of an increase of approximately $1.5 million in our contract manufacturing product sales primarily from increased sales to one of our major customers in the amount of $1.5 million. The remaining nutraceutical product lines had net sales increases of approximately $0.08 million compared to the prior period.

Cost of sales.  Cost of sales increased by $1.1 million to $6.6 million for the three months ended September 30, 2011 as compared to $5.5 million for the three months ended September 30, 2010. Cost of sales decreased as a percentage of sales to 82.6% for the three months ended September 30, 2011 as compared to 85.1% for the three months ended September 30, 2010.  The increase in cost of sales was primarily the result of increased sales.  The cost of sales as a percentage of sales decreased as we benefited from spreading the fixed manufacturing costs over an increased amount of products manufactured and sold to customers.

Selling and Administrative Expenses.  Selling and administrative expenses were $0.7 million for the three months ended September 30, 2011, as compared to $0.9 million for the three months ended September 30, 2010, a decrease of $0.2 million or 24.3%. As a percentage of sales, net, selling and administrative expenses were 8.6% for the three months ended September 30, 2011 and 14.1% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.2 million was mainly due to a decrease in our stock compensation expense, which decreased by $0.2 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements) and due to no stock options being granted in the past two fiscal years ended June 30, 2011.

Other expense, net. Other expense, net was approximately $0.1 million for the three months ended September 30, 2011 compared to $0.4 million for the three months ended September 30, 2010, a decrease of $0.3 million.  Interest expense represents substantially all of the other expense, net in each of the three months ended September 30, 2011 and 2010.  The decrease in interest expense is primarily attributable to the lack of any accretion on our Convertible Notes Payable in the three months ended September 30, 2011, compared to $0.3 million in the three months ended September 30, 2010.

Federal and state income tax, net. For the three months ended September 30, 2011 and September 30, 2010, we had minimal amounts of state tax expenses. We continue to provide and maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

(Loss) income from discontinued operations. In the third quarter of our fiscal year ended June 30, 2011, as a result of our ongoing negotiations with the Note Payable Holders (see Note 6 to Condensed Consolidated Financial Statements – Debt), we determined, in order to repay the Notes Payable, which matured on November 15, 2009, and to effect the Company’s strategic business plan to revert to our original core business of solid dosage manufacturing, to seek to sell the assets of AgroLabs in order to repay a portion of the defaulted balance of the Notes Payable with the proceeds of such sale.  Accordingly, we classified the business assets, liabilities and results of operations of our branded proprietary nutraceutical business as discontinued operations. The loss from these discontinued operations was approximately $0.2 million for the three months ended September 30, 2011 compared to net income from these operations of $0.4 million for the three months ended September 30, 2010, a decrease of $0.6 million.

Net income (loss). We had a net income of approximately $0.4 million for the three months ended September 30, 2011 compared to a net loss of approximately $1,000 for the three months ended September 30, 2010. The change from a net loss to net income of approximately $0.4 million is primarily the result of increased operating income of $0.7 million, a decrease in other expenses, net of $0.3 million, offset by a decrease in the net income (loss) from discontinued operations of $0.6 million.

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

At September 30, 2011, our working capital deficit was approximately $9.0 million, a decrease of approximately $0.5 million in our working capital deficit of approximately $9.5 million at June 30, 2011. Our current assets decreased by $0.2 million and our current liabilities decreased by $0.6 million, as we were able to pay our suppliers quicker as a result of our increased sales in our contract manufacturing business.

Net cash provided by operating activities of $0.2 million in the three months ended September 30, 2011, includes net income of $0.4 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.8 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $0.7 million and was the result of an increase in accounts receivable of $0.8 million, a decrease in accounts payable and accrued expenses of $0.7, offset by an increase in inventory of $0.8 million.  Net cash of $0.2 million was provided from operating activities from our discontinued operations.

Net cash provided by operating activities of $0.5 million in the three months ended September 30, 2010, includes a net loss of $1,000. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.2 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $0.4 million and was the result of an increase in inventory of $1.0 million, offset by a net decrease in accounts payable, accrued expenses and other liabilities of $1.3 million.  Net cash of $0.8 million was provided from operating activities from our discontinued operations.

Cash provided by investing activities was from the sale of machinery and equipment of $2,000, offset by the use of cash for the purchase of fixed assets of approximately $1,000 in the three months ended September 30, 2011, compared to the use of approximately $145,000 in the three months ended September 30, 2010 for the purchase of machinery and equipment offset by a gain on the sale of machinery and equipment of $30,000.

Cash used in financing activities was approximately $11,000 for the three months ended September 30, 2011 for payments under our capitalized lease obligation.  Cash provided by financing activities was approximately $29,000 for the three months ended September 30, 2010 and was the result of proceeds of $40,000 from the CD $40 Note (See Note 6 to the Condensed Consolidated Financial Statements – Debt), offset by payments under our capitalized lease obligation of approximately $11,000.

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have cumulative historical losses and cash outflows from operations.  As of September 30, 2011, we had cash of $0.9 million (inclusive of $0.4 million of cash in assets from discontinued operations) and a working capital deficit of $9.0 million, which is primarily attributable to the Notes Payable in the amount of $7.8 million, which matured on November 15, 2009, the Convertible Note Payable in the amount of $4.5 million, which matured on February 21, 2011, with respect to each of which we are in default.  These factors raise substantial doubt as to our ability to continue as a going concern.  The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from this uncertainty.

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

(1)
The Collateral Agent may cause to be sold by the Company, shares of common stock of iBio, pledged by the Company to the holders of the Notes Payable pursuant to the Security Agreement as soon as commercially reasonable and apply the net proceeds from such sale first, against unpaid principal obligations under the Notes Payable and second, to any remaining obligations under the Transaction Documents.  As of November 21, 2011, there have been no such sales.

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

During the period from October 4 to November 21, 2011, the Company and the Collateral Agent continue to discuss the options available to the Company to repay the Notes Payable by the extended due date under the Forbearance Agreement among other strategic options, including retaining an investment banker as contemplated under the Forbearance Agreement to assist the Company in selling its proprietary nutraceutical business, to repay the Notes Payable under agreeable terms.  When and if it is determined that the Company will not be able to satisfy the payment requirements under the Forbearance Agreement, the Company will recognize the forbearance fee of $1.0 million.

There can be no assurance that we will be able to repay, restructure or amend the Notes Payable by December 31, 2011 or the Convertible Note Payable prior to the receipt of a CD Acceleration Notice from CD Financial.  In the interim, we have continued to make timely interest payments to the Note Payable Holders at the non default rate of 8% per annum and are exploring our strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of our assets or operating subsidiaries and/or capital restructuring plans.

If the Notes Payable are not repaid by December 31, 2011, and as a result of the events of default that arose based upon our failure to pay each of the Notes Payable at maturity, the Note Payable Holders have the right to give us an Acceleration Notice. As a result of the event of default that arose based upon our failure to repay the Convertible Note Payable at maturity, CD Financial has the right to give us a CD Acceleration Notice.  Each of the Acceleration Notice and the CD Acceleration Notice would (i) accelerate the payment of all unpaid principal and accrued and unpaid interest (including default interest (if any); with respect to the Notes Payable, only default interest arising subsequent to December 31, 2011 (if any) on the Notes Payable and the Convertible Note Payable and (ii) require us to pay an amount equal to the sum of all of the respective amounts described in the preceding clause (i) in same day funds on the payment date specified in such notice. If we are unable to raise additional capital, sell certain assets or successfully refinance the full outstanding amount of the Notes Payable and the Convertible Note Payable upon acceptable terms, it would have a material adverse effect on us, including the possible foreclosure by the Note Payable Holders, and/or the Convertible Note Payable of all or some of our assets, and would impact our ability to continue as a going concern.

As of November 21, 2011, we have not repaid the holder of the Convertible Note Payable, CD Financial.  CD Financial is a significant shareholder of the Company and has not made any payment demands on us with respect to the Convertible Note Payable, nor has it converted the Note Payable into common shares of the Company.  In March 2009, we entered into an oral agreement with CD Financial to suspend the cash interest payments on the Convertible Note Payable until we return to positive cash flows in our operations.  In this oral agreement, CD Financial agreed not to give any default notices and that default interest does not have to be accrued at the default interest rate.  In connection with the Forbearance Agreement, CD Financial has also agreed to receive no principal repayments until the Note Payable Holders have been paid the obligations outstanding under the Transaction Documents, including any interest payments at the default interest rate.

Our total annual commitments at September 30, 2011 for long term non-cancelable leases of approximately $508,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles, including $175,000 relating to our operations classified as discontinued.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2011 and 2010 were approximately $1,000 and $145,000, respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2012. The total amount is expected to be funded from cash provided from its operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2011, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 21, 2011, the Company issued 50,000 shares of common stock to CD Financial.  See Note 6 to the Condensed Consolidated Financial Statements – Debt.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default with respect to its $7.8 million outstanding principal amount of Notes Payable and its $4.5 million outstanding principal amount of Convertible Note Payable, as a result of the Company failing to repay the Notes Payable and Convertible Note Payable on their scheduled maturity dates. See Note 6 to the Condensed Consolidated Financial Statements – Debt.

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
101
The following financial information from Integrated Biopharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and June 30, 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficiency for the Three Months Ended September 30, 2011 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 21, 2011	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: November 21, 2011	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President