Form 10-Q
period 2011-12-31
INTEGRATED BIOPHARMA INC
filed 2012-02-21
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Yes ☐    No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 21, 2012
Common Stock, $0.002 par value	20,980,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three and Six Months Ended December 31, 2011

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,	
	2011	2010	2011	2010
Sales, net	$ 7,240	$ 5,651	$ 15,288	$ 12,091
Cost of sales	5,991	4,845	12,610	10,327
Gross profit	1,249	806	2,678	1,764
Selling and administrative expenses	742	926	1,431	1,836
Operating income (loss)	507	(120)	1,247	(72)
Other expense, net:				
Other (expense) income, net (primarily forbearance fee)	(992)	-	(979)	38
Interest expense	(172)	(515)	(331)	(1,001)
Other expense, net	(1,164)	(515)	(1,310)	(963)
Loss from continuing operations before income taxes	(657)	(635)	(63)	(1,035)
Income tax expense, net	26	5	26	12
Net loss from continuing operations	(683)	(640)	(89)	(1,047)
(Loss) income from discontinued operations	(101)	217	(333)	623
Net loss	$ (784)	$ (423)	$ (422)	$ (424)

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31, 2011	June 30, 2011
Assets		
Current Assets:		
Cash	$ 388	$ 563
Accounts receivable, net	1,330	1,205
Inventories	3,824	5,367
Investment in iBio, Inc., restricted	823	823
Other current assets	220	173
Assets held for sale	3,318	3,722
Total current assets	9,903	11,853
Property and equipment, net	1,445	1,598
Security deposits and other assets	182	199
Total Assets	$ 11,530	$ 13,650
Liabilities and Stockholders' Deficiency:		
Current Liabilities:		
Notes Payable	$ 7,805	$ 7,805
Accounts payable	3,366	5,152
Convertible note payable - CD Financial LLC, net	4,500	4,500
Accrued expenses and other current liabilities	1,703	921
Notes Payable, CD Financial LLC	300	300
Liabilities held for sale	1,955	2,667
Total current liabilities	19,629	21,345
Commitments and Contingencies

	Six months ended December 31, 2011	Six months ended December 31, 2010
Cash flows provided by operating activities:		
Net loss	$ (422)	$ (424)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:		
Loss (income) from discontinued operations	333	(623)
Depreciation and amortization	180	172
Accretion of financing instruments	-	674
Forbearance fee payable	1,000	-
Financing costs for stock issued in connection with Convertible Note Payable	6	8
Change in fair value of derivative liabilities	(15)	(6)
Gain on sale of fixed assets	(5)	(30)
Compensation expense for consulting services	-	98
Compensation expense for employee stock options	10	220
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	(125)	509
Inventories	1,543	805
Other current assets	(48)	(43)
Security deposits and other assets	(3)	-
Decrease in:		
Accounts payable	(1,786)	(1,737)
Accrued expenses and other current liabilities	(180)	(17)
Net cash provided by (used in) operating activities - continuing operations	488	(394)
Net cash provided from operating activities - discontinued operations	(744)	1,539
Net cash (used in) provided by operating activities	(256)	1,145

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (“Form 10-K”), as filed with the SEC. The June 30, 2011 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results for the full fiscal year ending June 30, 2012 or for any other period.

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

Nature of Operations

The Company is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

Investment in iBio, Inc. - Restricted. The Company accounts for its investment in iBio, Inc. (“iBio”) on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 shares of common stock) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was no impairment charge recorded in the six months ended December 31, 2011 and 2010.  Pursuant to the Forbearance Agreement with respect to the Notes Payable, proceeds from any sales of the iBio Stock were to be used to repay a portion of the outstanding principal of the Notes Payable. (See Note 2. Liquidity and Going Concern and Note 6. Debt).  No shares of iBio were sold pursuant to the Forbearance Agreement prior to the expiration thereof (See Note 2. Liquidity and Going Concern and Note 6. Debt).

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

Stock options and warrants to purchase or otherwise obtain shares of common stock were not included in the fully diluted computation for earnings per share as their exercise prices were greater than the market price of the common shares as of December 31, 2011 and 2010.

Note 2. Liquidity and Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has cumulative historical net losses and cash outflows from operations.  For the fiscal year ended June 30, 2011, the Company had cash provided from operating activities of $390.  As of December 31, 2011, the Company had cash of $446 (inclusive of cash of $58 included in assets from discontinued operations) and a working capital deficit of $9,726, which is primarily attributable to the Notes Payable in the outstanding principal amount of $7,805, which matured on November 15, 2009 and are currently in default (See Note 6. Debt), the Convertible Note Payable in the outstanding principal amount of $4,500, which matured on February 21, 2011, which are secured by pledges of substantially all the Company’s assets (See Note 6. Debt).  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

The Company defaulted on the $7,805 outstanding principal amount of its Notes Payable, issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008, by failing to repay the Notes Payable on the scheduled maturity date of November 15, 2009.  The Company’s failure to repay the Notes Payable on the scheduled maturity date constituted an Event of Default under the Notes Payable and triggered the right of the holders of the Notes Payable (the “Note Payable Holders”) to give the Company a notice (an “Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest (including interest accruing at the default rate).  The Notes Payable are secured by a pledge of substantially all of the Company’s assets.  As of February 21, 2012, the Company has not repaid the Notes Payable.

On October 4, 2011, the Company and the Collateral Agent for the holders of the Notes Payable entered into a Forbearance Agreement (the "Forbearance Agreement") extending, among other things, the due date until December 31, 2011 (See Note 6. Debt).  Several extensions of the Forbearance Agreement were granted from December 31, 2011 through February 8, 2012; however, on February 8, 2012, the forbearance period under the Forbearance Agreement expired.  As of February 21, 2012, the Company remains in default under the Notes Payable (See Note 6. Debt).  In addition, pursuant to the Forbearance Agreement, a $1.0 million forbearance fee is due and payable at the end of the forbearance period under the Forbearance Agreement.  Such fee is included in accrued expenses and other liabilities in the condensed consolidated balance sheets as of December 31, 2011.  The Company is negotiating with the Collateral Agent regarding a further forbearance, however, there can be no assurance that any further forbearance will be granted.

The Company defaulted on the $4,500 million outstanding principal amount of its Convertible Note Payable, issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008, by failing to repay the Convertible Note Payable on the scheduled maturity date of February 21, 2011.  The Company’s failure to repay the Convertible Note Payable on the scheduled maturity date constituted an Event of Default under the Convertible Note Payable and triggered the right of the holder of the Convertible Note Payable to give the Company a notice (“CD Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest (including interest accruing at the default rate, if any).  The Convertible Note Payable is secured by a pledge of substantially all of the Company’s assets, which pledge is subordinated to the security interest held by the Note Payable Holders.  As of February 21, 2012, the Company has not repaid the Convertible Note Payable or the default interest on the Convertible Note Payable.  The holder of the Convertible Note Payable, CD Financial, LLC (“CD Financial”) is a significant shareholder of the Company and has not made any payment demands on the Company with respect to the Convertible Note Payable, nor has it converted the Convertible Note Payable into common shares of the Company.

There can be no assurance that the Company will be able to repay, restructure or amend the Notes Payable prior to the receipt of an Acceleration Notice or the Convertible Note Payable prior to receipt by the Company of a CD Acceleration Notice.  In the interim, the Company has continued to make timely interest payments to the Note Payable Holders at the non default rate of 8% per annum and is exploring its strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of the Company’s assets or operating subsidiaries and/or capital restructuring plans.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

The net assets classified as discontinued operations were comprised of the following:

The Company’s net sales, gross profit and results of operations classified as discontinued operations were as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

Note 5. Property and Equipment, net

Property and equipment, net consists of the following as of:

Depreciation and amortization expense was $80 and $77 for the three months ended December 31, 2011 and 2010, respectively and $160 and $152 for the six months ended December 31, 2011 and 2010, respectively.  In the six months ended December 31, 2011 and 2010, the Company disposed of fully depreciated machinery and equipment in the amount of $6 and $137, respectively, for a gain of $5 and $30, respectively.

Note 6. Debt

Notes Payable

On February 21, 2008, the Company entered into a Securities Purchase Agreement with Imperium Master Fund, LTD. and three other parties (collectively “Imperium”), which Securities Purchase Agreement was amended on October 14, 2008 (as so amended, the “SPA”), pursuant to which the Company issued, and Imperium purchased from the Company, an aggregate $7,000 in principal of senior secured notes (“Notes Payable”). The Notes Payable matured on November 15, 2009 and bear interest at the rate of 8.0%.  Interest is payable monthly.  As of December 31 and June 30, 2011, accrued interest of $54 and $47, respectively, is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

An additional premium of $805 was granted due to the amendment noted above.  The initial additional premium of $805 was subject to interest payments commencing October 1, 2011.  In addition, pursuant to the Forbearance Agreement, a $1.0 million forbearance fee is due and payable at the end of the forbearance period under the Forbearance Agreement.  Such fee is included in accrued expenses and other liabilities in the condensed consolidated balance sheets as of December 31, 2011.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

The Notes Payable are secured by a pledge of substantially all of the Company’s assets.

On October 4, 2011, the Company and the Collateral Agent for the Note Payable Holders, entered into a Forbearance Agreement.  The Forbearance Agreement provided that the Collateral Agent shall forbear from exercising rights and remedies arising from the occurrence of Specified Defaults (as defined in the Forbearance Agreement), including the Company’s failure to repay the Notes Payable which are due and payable.   Several extensions of the Forbearance Agreement were granted from December 31, 2011 through February 8, 2012; however, on February 8, 2012, the forbearance period under the Forbearance Agreement expired.  As of February 21, 2012, the Company remains in default under the Notes Payable. The Company is negotiating with the Collateral Agent regarding a further forbearance, however, there can be no assurance that any further forbearance will be granted.

The Company and the Collateral Agent continue to discuss the options available to the Company to repay the Notes Payable among other strategic options, including retaining an investment banker to assist the Company in selling its propriety nutraceutical business, to repay the Notes Payable under agreeable terms.

Convertible Note Payable – CD Financial, LLC

On February 21, 2008, the Company entered into a Securities Purchase Agreement (the “CD SPA”) with CD Financial, a significant shareholder of the Company, pursuant to which the Company issued and CD Financial purchased from the Company, a Convertible Senior Secured Note in the principal amount of $4,500 (the “Convertible Note Payable”).  The Convertible Note Payable matured on February 21, 2011 and bears interest at the rate of 9.5%.  Interest is payable monthly.  The Convertible Note Payable is secured by a pledge of substantially all of the Company’s assets.

In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  The Company resumed interest payments on the Convertible Note Payable in August of 2009.  In March 2010, CD Financial orally agreed to defer the interest owed for April 2010, in the amount of $36, until the Company returned to positive cash flows to assist the Company in meeting its short term cash flow requirements.  The Company has made timely monthly interest payments, beginning with the May 2010 monthly interest obligation.  As of February 21, 2012, the Company is in default under the Convertible Note Payable for the nonpayment of the principal balance due on February 21, 2011.

As of December 31 and June 30, 2011, accrued interest of $254 with respect to the Convertible Note Payable for each period is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, including interest in arrears of $217 in each period.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

Debt discount of $333 and $640, respectively, in the three and six months ended December 31, 2010 was recorded in interest expense in condensed consolidated statement of operations.

Notes Payable, CD Financial LLC

On November 24, 2009, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial.  The CD Note matured on November 24, 2010 and bears interest at the rate of 5%, which interest is payable quarterly.  As of December 31, 2011, the Company is in default under the CD Note as a result of the Company’s failure to repay the CD Note on its scheduled maturity date.  Interest is paid quarterly.  The CD Note is expected to remain outstanding until the Company satisfies the Company’s obligations under the Notes Payable. (See Note 6. Debt – Notes Payable).

On July 29, 2010, Manhattan Drug entered into a second promissory note in the amount of $40 (the “CD $40 Note”) with CD Financial.  The CD $40 Note matured on October 29, 2010 and bore interest at the rate of 5%.  Manhattan Drug repaid the CD $40 Note on October 29, 2010.  Interest was accrued monthly and was paid on maturity.

The weighted average interest rate paid on the Company’s outstanding debt was 8.56% and 8.49% in the three months ended December 31, 2011 and 2010, respectively and 8.46% and 8.49% for the six months ended December 31, 2011 and 2010, respectively.

Note 7. Significant Risks and Uncertainties

(a) Major Customers. For the three and six months ended December 31, 2011, approximately 81% and 80%, respectively, of total net sales were derived from one customer as compared to approximately 89% and 88% of total net sales derived from two customers in the three and six months ended December 31, 2010, respectively.  Accounts receivable as of December 31, 2011 from the one customer represented approximately 54% of total accounts receivable. The loss of this customer would have an adverse affect on the Company’s operations.  Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 57% the Company’s employees, located in its New Jersey facility, are covered by a union contract. The contract was renewed in August 2010 for an additional one year term, and was extended in August 2011 to December 31, 2011.  In December 2011, the union verbally agreed to continue operating under the terms of the existing contract until the Company completes the refinancing of its material debt (see Note 6. Debt).

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(in thousands, except share and per share amounts)
(Unaudited)

Rent expense for the three months ended December 31, 2011 and 2010 on these leases were $172 and $167, respectively, and $355 and $368 for the six months ended December 31, 2011 and 2010, respectively, and are included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2011 and June 30, 2011, the Company had an outstanding obligation of $686 and $738, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2015, related to office and warehouse space, equipment and vehicles.

The minimum rental commitment for long-term non-cancelable leases is as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $267 and $261 for the three months ended December 31, 2011 and 2010, respectively, and $543 and $555 for the six months ended December 31, 2011 and 2010, respectively.  Rent expense is included in cost of sales, selling and administrative expenses and income (loss) from discontinued operations in the accompanying Condensed Consolidated Statements of Operations.  The Company has a remaining lease commitment of $108 ($93 remaining in the fiscal year ending June 30, 2012) relating to operations classified as discontinued.

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

Note 9. Related Party Transactions

See Note 6. Debt, for related party securities transactions.

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

For the three months ended December 31, 2011, our net sales from continuing operations increased by $1.6 million or 28.0% to $7.2 million from $5.7 million for the three months ended December 31, 2010 and for the six months ended December 31, 2011, our net sales from continuing operations increased by $3.2 million or 26.4% to $15.3 million from $12.1 million for the six months ended December 31, 2010.  Our operating income increased from a loss of $0.1 million and $0.07 million for the three and six months ended December 31, 2010, respectively, to operating income of $0.5 million and $1.2 million for the three and six months ended December 31, 2011, respectively.  Also, in the three and six months ended December 31, 2011, our gross profit increased by approximately $0.4 million and $0.9 million from the three and six months ended December 31, 2010 and we cut our selling and administrative expenses by approximately $0.2 million and $0.4 million, respectively.  We continue to focus on our core businesses and on maintaining our cost structure in line with our sales.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the six months ended December 31, 2011 compared to the six months ended December 31, 2010

Sales, net. Sales, net, for the six months ended December 31, 2011 and 2010 were $15.3 million and $12.1 million, respectively, an increase of 26%, and are comprised of the following:

For the six months ended December 31, 2011, approximately 80% of total net sales were derived from one customer and as compared to approximately 88% of total net sales were derived from two customers in the six months ended December 31, 2010.  The loss of this customer would have an adverse affect on our operations.

The increase in our net sales is the result of an increase of approximately $2.9 million in our contract manufacturing product sales primarily from increased sales to one of our major customers in the amount of $3.0 million. The remaining nutraceutical product lines had net sales increases of approximately $0.3 million compared to the prior period.

Cost of sales.  Cost of sales increased by $2.3 million to $12.6 million for the six months ended December 31, 2011 as compared to $10.3 million for the six months ended December 31, 2010. Cost of sales decreased as a percentage of sales to 82.5% for the six months ended December 31, 2011 as compared to 85.4% for the six months ended December 31, 2010.  The increase in cost of sales was primarily the result of increased sales.  The cost of sales as a percentage of sales decreased as we benefited from spreading the fixed manufacturing costs over an increased amount of products manufactured and sold to customers.

 Selling and Administrative Expenses.  Selling and administrative expenses were $1.4 million for the six months ended December 31, 2011, as compared to $1.8 million for the six months ended December 31, 2010, a decrease of $0.4 million or 22.0%. As a percentage of sales, net, selling and administrative expenses were 9.4% for the six months ended December 31, 2011 and 15.2% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.4 million was mainly due to a decrease in our stock compensation expense, which decreased by $0.3 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements), and also due to no stock options being granted in the past two fiscal years ended June 30, 2011.

Other expense, net. Other expense, net was approximately $1.3 million for the six months ended December 31, 2011 compared to $1.0 million for the six months ended December 31, 2010, an increase of $0.3 million.  The forbearance fee of $1.0 million incurred under the Forbearance Agreement represents substantially all of the other expense, net in the six months ended December 31, 2011 (see Note 6 to the Condensed Consolidated Financial Statements – Debt) and interest expense of $1.0 million represents substantially all of the other expense, net in the six months ended December 31, 2010.  The decrease in interest expense of approximately $0.6 million is primarily attributable to the lack of any accretion on our Convertible Note Payable in the six months ended December 31, 2011, compared to approximately $0.6 million of accretion of our Convertible Note Payable in the six months ended December 31, 2010 and the increase of $1.0 million in other expense, net is attributable to the forbearance fee incurred pursuant to the Forbearance Agreement in the six months ended December 31, 2011 compared to no such fee in the six months ended December 31, 2010.

Federal and state income tax, net. For the six months ended December 31, 2011 and December 31, 2010, we had minimal amounts of state tax expenses. We continue to provide and maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

(Loss) income from discontinued operations. In the third quarter of our fiscal year ended June 30, 2011, as a result of our ongoing negotiations with the Note Payable Holders (see Note 6 to Condensed Consolidated Financial Statements – Debt), we determined, in order to repay the Notes Payable, which matured on November 15, 2009, and to effect the Company’s strategic business plan to revert to our original core business of solid dosage manufacturing, to seek to sell the assets of AgroLabs in order to repay a portion of the defaulted balance of the Notes Payable with the proceeds of such sale.  Accordingly, we classified the business assets, liabilities and results of operations of our branded proprietary nutraceutical business as discontinued operations. The loss from these discontinued operations was approximately $0.3 million for the six months ended December 31, 2011 compared to net income from these operations of $0.6 million for the six months ended December 31, 2010, a decrease of $0.9 million.

Net loss. Although we had a net loss of approximately $0.4 million in each of the six month periods ended December 31, 2011 and 2010, our operating income increased by $1.3 million which was offset by increases in other expense, net of $0.3 million and a decrease in the net income (loss) from discontinued operations of $1.0 million.

For the three months ended December 31, 2011 compared to the three months ended December 31, 2010

Sales, net. Sales, net, for the three months ended December 31, 2011 and 2010 were $7.2 million and $5.7 million, respectively, an increase of 28%, and are comprised of the following:

For the three months ended December 31, 2011, approximately 81% of total net sales were derived from one customer and as compared to approximately 89% of total net sales were derived from two customers in the three months ended December 31, 2010.  The loss of this customer would have an adverse affect on our operations.

The increase in our net sales is the result of an increase of approximately $1.4 million in our contract manufacturing product sales primarily from increased sales to one of our major customers in the amount of $1.5 million. The remaining nutraceutical product lines had net sales increases of approximately $0.2 million compared to the prior period.

Cost of sales.  Cost of sales increased by $1.1 million to $6.0 million for the three months ended December 31, 2011 as compared to $4.8 million for the three months ended December 31, 2010. Cost of sales decreased as a percentage of sales to 82.7% for the three months ended December 31, 2011 as compared to 85.7% for the three months ended December 31, 2010.  The increase in cost of sales was primarily the result of increased sales.  The cost of sales as a percentage of sales decreased as we benefited from spreading the fixed manufacturing costs over an increased amount of products manufactured and sold to customers.

Selling and Administrative Expenses.  Selling and administrative expenses were $0.7 million for the three months ended December 31, 2011, as compared to $0.9 million for the three months ended December 31, 2010, a decrease of $0.2 million or 19.8%. As a percentage of sales, net, selling and administrative expenses were 10.3% for the three months ended December 31, 2011 and 16.4% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.2 million was mainly due to a decrease in our stock compensation expense, which decreased by $0.1 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements), and also due to no stock options being granted in the past two fiscal years ended June 30, 2011.

Other expense, net. Other expense, net was approximately $1.2 million for the three months ended December 31, 2011 compared to $0.5 million for the three months ended December 31, 2010, an increase of $0.7 million.  Interest expense and the forbearance fee incurred pursuant to the Forbearance Agreement represent substantially all of the other expense, net in each of the three month periods ended December 31, 2011 and 2010  (See Note 6 to the Condensed Consolidated Financial Statements - Debt).  The decrease in interest expense is the result of accretion on the Convertible Note Payable of approximately $0.3 million in the three months ended December 31, 2010 with no such accretion charge in the three months ended December 31, 2011.  The increase in other expense, net was primarily attributable to the $1.0 million forbearance fee payable to the Notes Payable holders under the Forbearance Agreement incurred in the three months ended December 31, 2011, with no such charge in the three months ended December 31, 2010 (See Note 6 to the Condensed Consolidated Financial Statements - Debt).

 Federal and state income tax, net. For the three months ended December 31, 2011 and December 31, 2010, we had minimal amounts of state tax expenses. We continue to provide and maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

(Loss) income from discontinued operations. In the third quarter of our fiscal year ended June 30, 2011, as a result of our ongoing negotiations with the Note Payable Holders (see Note 6 to Condensed Consolidated Financial Statements – Debt), we determined, in order to repay the Notes Payable, which matured on November 15, 2009, and to effect the Company’s strategic business plan to revert to our original core business of solid dosage manufacturing, to seek to sell the assets of AgroLabs in order to repay a portion of the defaulted balance of the Notes Payable with the proceeds of such sale.  Accordingly, we classified the business assets, liabilities and results of operations of our branded proprietary nutraceutical business as discontinued operations. The loss from these discontinued operations was approximately $0.1 million for the three months ended December 31, 2011 compared to net income from these operations of $0.2 million for the three months ended December 31, 2010, a decrease of $0.3 million.

Net loss. We had a net loss of approximately $0.8 million for the three months ended December 31, 2011 compared to a net loss of approximately $0.4 million for the three months ended December 31, 2010. The increase in the net loss of approximately $0.4 million is primarily the result of increased operating income of $0.6 million offset by an increase in other expenses, net of $0.7 million, offset by a decrease in the net income (loss) from discontinued operations of $0.3 million.

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

At December 31, 2011, our working capital deficit was approximately $9.7 million, an increase of approximately $0.2 million in our working capital deficit of approximately $9.5 million at June 30, 2011. Our current assets decreased by $1.9 million and our current liabilities decreased by $1.7 million, as we were able to pay our suppliers quicker as a result of our increased sales in our contract manufacturing business.

Net cash used in operating activities of $0.3 million in the six months ended December 31, 2011, includes our net loss of $0.4 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $1.2 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $0.8 million and was the result of an increase in accounts receivable of $0.1 million and a decrease in accounts payable and accrued expenses of $2.0, which was offset by an increase in inventory of $1.4 million.  Net cash of $0.7 million was used in operating activities from our discontinued operations.

Net cash provided by operating activities of $1.1 million in the six months ended December 31, 2010, includes a net loss of $0.4 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash used in operations before the effect of the changes in working capital components was $64,000. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $0.3 million and was primarily the result of a decrease in accounts payable and accrued expenses of $1.7 million offset by decreases in accounts receivable of $0.5 million and inventories of $0.9 million.  Net cash of $1.5 million was provided by operating activities from our discontinued operations.

Cash used in investing activities was from purchase of machinery and equipment of $7,000, offset by the gain on the sale of fully depreciated machinery and equipment of $5,000 in the six months ended December 31, 2011, compared to the use of approximately $218,000 in the six months ended December 31, 2010 for the purchase of fixed assets offset by a gain on the sale of fully depreciated machinery and equipment of $30,000.

Cash used in financing activities was approximately $20,000 for the six months ended December 31, 2011 for payments under our capitalized lease obligation.  Cash used by financing activities was approximately $62,000 for the six months ended December 31, 2010 which included a $40,000 repayment of funds borrowed in the same six months period under a short term promissory note entered into with CD Financial, a related party and the holder of our Convertible Note Payable, and the repayment of $22,000 under our capitalized lease obligations (See Note 6 to the Condensed Consolidated Financial Statements – Debt).

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have cumulative historical losses and cash outflows from operations.  As of December 31, 2011, we had cash of $0.4 million (inclusive of $0.06 million of cash in assets from discontinued operations) and a working capital deficit of $9.7 million, which is primarily attributable to the Notes Payable in the amount of $7.8 million which matured on November 15, 2009, the Convertible Note Payable in the amount of $4.5 million, which matured on February 21, 2011, with respect to each of which we are in default.  These factors raise substantial doubt as to our ability to continue as a going concern.  The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from this uncertainty.

As stated above, we have defaulted on substantially all of our outstanding debt instruments in the aggregate amount of $12.6 million by failing to repay them on their respective scheduled maturity dates. The Notes Payable and the Convertible Note Payable are secured by pledges of substantially all of the Company’s assets.

On October 4, 2011, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Collateral Agent for the Note Payable Holders. The Forbearance Agreement provided that the Collateral Agent shall forbear from exercising rights and remedies arising from the occurrence of Specified Defaults (as defined in the Forbearance Agreement) including our failure to repay the Notes Payable which are due and payable.  Several extensions of the Forbearance Agreement were granted from December 31, 2011 through February 8, 2012; however, on February 8, 2012, the forbearance period under the Forbearance Agreement expired.  As of February 21, 2012, the Company remains in default under the Notes Payable and the forbearance fee of $1.0 million is payable under the Forbearance Agreement and has not yet been paid by the Company. The Company is negotiating with the Collateral Agent regarding a further forbearance, however, there can be no assurance that any further forbearance will be granted.

The Company and the Collateral Agent continue to discuss the options available to the Company to repay the Notes Payable, among other strategic options, including retaining an investment banker as contemplated under the Forbearance Agreement to assist the Company in selling its proprietary nutraceutical business, to repay the Notes Payable under agreeable terms.

There can be no assurance that we will be able to repay, restructure or amend the Notes Payable prior to the receipt of an Acceleration Notice or the Convertible Note Payable prior to the receipt of a CD Acceleration Notice.  In the interim, we have continued to make timely interest payments to the Note Payable Holders at the non default rate of 8% per annum and are exploring our strategic alternatives, which may include business divestitures, developing business and sales strategies to increase operating income, the sale of some or all of our assets or operating subsidiaries and/or capital restructuring plans.

As a result of the events of default that arose based upon our failure to pay each of the Notes Payable at maturity, the Note Payable Holders have the right to give us an Acceleration Notice. As a result of the event of default that arose based upon our failure to repay the Convertible Note Payable at maturity, CD Financial has the right to give us a CD Acceleration Notice.  Each of the Acceleration Notice and the CD Acceleration Notice would (i) accelerate the payment of all unpaid principal, accrued and unpaid interest (including default interest (if any) on the Notes Payable and the Convertible Note Payable) and any other payment obligations (including the forbearance fee payable under the Forbearance Agreement) and (ii) require us to pay an amount equal to the sum of all of the respective amounts described in the preceding clause (i) in same day funds on the payment date specified in such notice. If we are unable to raise additional capital, sell certain assets or successfully refinance the full outstanding amount of the Notes Payable and the Convertible Note Payable upon acceptable terms, it would have a material adverse effect on us, including the possible foreclosure by the Note Payable Holders, and/or the Convertible Note Payable of all or some of our assets, and would impact our ability to continue as a going concern.

As of February 21, 2012, we have not repaid the holder of the Convertible Note Payable, CD Financial.  CD Financial is a significant shareholder of the Company and has not made any payment demands on us with respect to the Convertible Note Payable, nor has it converted the Note Payable into common shares of the Company.  In March 2009, we entered into an oral agreement with CD Financial to suspend the cash interest payments on the Convertible Note Payable until we return to positive cash flows in our operations.  In this oral agreement, CD Financial agreed not to give any default notices and that default interest does not have to be accrued at the default interest rate.

Our total annual commitments at December 31, 2011 for long term non-cancelable leases of approximately $472,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles, including $108,000 relating to our operations classified as discontinued.

Capital Expenditures
The Company's capital expenditures for the six months ended December 31, 2011 and 2010 were approximately $7,000 and $0.2 million, respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2012. The total amount is expected to be funded from cash provided from its operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three and six months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective November 21, 2011, the Company issued 50,000 shares of common stock to CD Financial.  See Note 6 to the Condensed Consolidated Financial Statements – Debt.

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
101
The following financial information from Integrated Biopharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the Three and Six Months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficiency for the Six Months Ended December 31, 2011 (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2011 and 2010, and (v) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 21, 2012	By: /s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: February 21, 2012	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President