Form 10-Q
period 2012-05-21
INTEGRATED BIOPHARMA INC
filed 2012-05-21
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 21, 2012
Common Stock, $0.002 par value	21,030,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three and Nine Months Ended March 31, 2012

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011	Nine months ended March 31, 2012	Nine months ended March 31, 2011
Sales, net	$ 7,862	$ 9,359	$ 28,979	$ 30,774
Cost of sales	6,518	7,298	22,390	23,000
Gross profit	1,344	2,061	6,589	7,774
Selling and administrative expenses	1,772	2,418	5,887	7,377
Operating (loss) income	(428)	(357)	702	397
Other expense, net:				
Other expense, net (primarily forbearance fee)	(5)	(40)	(984)	(1)
Interest expense	(286)	(473)	(833)	(1,678)
Other expense, net	(291)	(513)	(1,817)	(1,679)
Loss before income tax expense, net	(719)	(870)	(1,115)	(1,282)
Income tax expense, net	19	6	44	18
Net loss	$ (738)	$ (876)	$ (1,159)	$ (1,300)

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	March 31, 2012		June 30, 2011	
Assets				
Current Assets:				
Cash	$	649	$	725
Accounts receivable, net		1,374		1,405
Inventories		4,740		7,396
Investment in iBio, Inc., restricted		823		823
Other current assets		454		285
Total current assets		8,040		10,634
Property and equipment, net		1,466		1,667
Intangible assets, net		1,188		1,294
Security deposits and other assets		58		55
Total Assets	$	10,752	$	13,650
Liabilities and Stockholders' Deficiency:				
Current Liabilities:				
Notes Payable	$	7,805	$	7,805
Accounts payable		4,839		7,547
Convertible note payable - CD Financial LLC		4,500		4,500
Accrued expenses and other current liabilities		2,141		1,193
Notes Payable, CD Financial LLC		300		300
Total current liabilities		19,585		21,345
Commitments and Contingencies

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended March 31, 2012	Nine months ended March 31, 2011
Cash flows provided by operating activities:		
Net loss	$ (1,159)	$ (1,300)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:		
Depreciation and amortization	376	358
Accretion of financing instruments	9	900
Forbearance fee payable	1,000	-
Change in fair value of derivative liabilities	(14)	36
Loss (gain) on sale of property and equipment	1	(30)
Compensation expense for consulting services	-	148
Compensation expense for employee stock options	10	246
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	31	(208)
Inventories	2,656	730
Other current assets	(168)	(60)
Security deposits and other assets	(4)	-
Decrease (increase) in:		
Accounts payable	(2,708)	(555)
Accrued expenses and other current liabilities	(16)	108
Net cash provided by operating activities	14	373
Cash flows (used in) provided by investing activities:		
Purchase of property and equipment	(82)	(245)
Proceeds from sale of property and equipment	12	30
Net cash used in investing activities	(70)	(215)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (“Form 10-K”), as filed with the SEC. The June 30, 2011 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending June 30, 2012 or for any other period.

These condensed consolidated financial statements reflect the reclassification of AgroLabs, Inc. as a continuing operation in the prior periods presented to conform with the current period presentation of our branded proprietary nutraceutical business as a continuing operation.  During the three months ended March 31, 2012, the Company determined that it was no longer feasible to sell the branded proprietary nutraceutical business to raise cash flows sufficient to satisfy a significant payment under the Notes Payable due to the recent decline in sales and operating results in the branded proprietary nutraceutical business.

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

The Company’s nutraceutical business includes: InB:Manhattan Drug Company, Inc. (“Manhattan Drug”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers, under the following brands: Naturally Noni, Naturally Pomegranate, Pomegranate with ACAI and Reservatrol, Coconut Water, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, ACAI Extra, Superfruit Immune, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and The Vitamin Factory, which sells private label Manhattan Drug products, as well as our AgroLabs products, through the Internet.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012 AND JUNE 30, 2011 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Investment in iBio, Inc. - Restricted. The Company accounts for its investment in iBio, Inc. (“iBio”) on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 shares of common stock) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was no impairment charge recorded in the nine months ended March 31, 2012 and 2011.  Pursuant to the Forbearance Agreement with respect to the Notes Payable, proceeds from any sales of the iBio Stock were to be used to repay a portion of the outstanding principal of the Notes Payable. (See Note 2. Liquidity and Going Concern and Note 6. Debt).  No shares of iBio were sold pursuant to the Forbearance Agreement prior to the expiration thereof (See Note 2. Liquidity and Going Concern and Note 6. Debt).

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

Stock options and warrants to purchase or otherwise obtain shares of common stock were not included in the fully diluted computation for earnings per share as their exercise prices were greater than the market price of the common shares as of March 31, 2012 and 2011.

Note 2. Liquidity and Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has cumulative historical net losses and cash outflows from operations.  As of March 31, 2012, the Company had cash of $649 and a working capital deficit of $11,545 which is primarily attributable to the Notes Payable in the outstanding principal amount of $7,805, which matured on November 15, 2009 and are currently in default (See Note 6. Debt), the Convertible Note Payable in the outstanding principal amount of $4,500, which matured on February 21, 2011, which are secured by pledges of substantially all the Company’s assets (See Note 6. Debt).  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from these uncertainties.

The Company has defaulted on all of its outstanding debt instruments in the aggregate amount of $12,605 (see Note 6. Debt) by failing to repay them on their respective scheduled maturity dates. The Notes Payable and Convertible Note Payable are secured by pledges of substantially all of the Company’s assets.

The Company defaulted on the $7,805 outstanding principal amount of its Notes Payable, issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008, by failing to repay the Notes Payable on the scheduled maturity date of November 15, 2009.  The Company’s failure to repay the Notes Payable on the scheduled maturity date constituted an Event of Default under the Notes Payable and triggered the right of the holders of the Notes Payable (the “Note Payable Holders”) to give the Company a notice (an “Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest (including interest accruing at the default rate).  The Notes Payable are secured by a pledge of substantially all of the Company’s assets.  As of May 21, 2012, the Company has not repaid the Notes Payable.

On October 4, 2011, the Company and the Collateral Agent for the holders of the Notes Payable entered into a Forbearance Agreement (the “Forbearance Agreement”) extending, among other things, the due date until March 31, 2012 (See Note 6. Debt).  Several extensions of the Forbearance Agreement were granted from December 31, 2011 through February 8, 2012; however, on February 8, 2012, the forbearance period under the Forbearance Agreement expired.  As of May 21, 2012, the Company remains in default under the Notes Payable (See Note 6. Debt).  In addition, pursuant to the Forbearance Agreement, a $1.0 million forbearance fee is due and payable at the end of the forbearance period under the Forbearance Agreement.  Such fee is included in accrued expenses and other liabilities in the condensed consolidated balance sheets as of March 31, 2012.  The Company is negotiating with the Collateral Agent regarding a further forbearance, however, there can be no assurance that any further forbearance will be granted.  The Company is also currently negotiating with a third party financial institution to obtain debt financing on terms favorable to the Company in order to repay in full the Notes Payable, as well as to provide for the ongoing working capital and capital expenditure needs of the Company.  However, there can be no assurance that the Company will be able to secure such debt financing on terms acceptable to the Company.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012 AND JUNE 30, 2011 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)
The Company defaulted on the $4.5 million outstanding principal amount of its Convertible Note Payable, issued by the Company under that certain Securities Purchase Agreement, dated as of February 21, 2008, by failing to repay the Convertible Note Payable on the scheduled maturity date of February 21, 2011.  The Company’s failure to repay the Convertible Note Payable on the scheduled maturity date constituted an Event of Default under the Convertible Note Payable and triggered the right of the holder of the Convertible Note Payable to give the Company a notice (“CD Acceleration Notice”) to accelerate the payment of all unpaid principal and accrued and unpaid interest (including interest accruing at the default rate, if any).  The Convertible Note Payable is secured by a pledge of substantially all of the Company’s assets, which pledge is subordinated to the security interest held by the Note Payable Holders.  As of May 21, 2012, the Company has not repaid the Convertible Note Payable or the default interest on the Convertible Note Payable.  The holder of the Convertible Note Payable, CD Financial, LLC (“CD Financial”) is a significant shareholder of the Company and has not made any payment demands on the Company with respect to the Convertible Note Payable, nor has it converted the Convertible Note Payable into common shares of the Company.  The Company is currently negotiating, in connection with its third party financial institution negotiations referenced in the above paragraph, the refinancing of the Convertible Note Payable with CD Financial.  However, there can be no assurance that the Company will be able to secure such refinancing on terms acceptable to the Company and the third party financial institution.

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

On May 15, 2012, Cedarburg Pharmaceuticals, Inc. (“Cedarburg”) sent the Company a letter (the “Demand Letter”) setting forth a demand for indemnification under the Stock Purchase Agreement, dated March 17, 2009 (the “Cedarburg SPA”), by and among Cedarburg, InB: Hauser Pharmaceutical Services, Inc., InB: Paxis Pharmaceuticals, Inc. and the Company. In the Demand Letter, Cedarburg demands payment by the Company of $600,000 in respect of the Company’s indemnification obligations under the Cedarburg SPA.  In addition, in the Demand Letter, Cedarburg informed the Company that there are also environmental issues pending which may lead to additional costs to Cedarburg which will likely be in excess of $300,000.  The Company intends to vigorously contest Cedarburg’s demands for payment as set forth in the Demand Letter.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012 AND JUNE 30, 2011 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Note 3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

Depreciation and amortization expense was $98 and $87 for the three months ended March 31, 2012 and 2011, respectively and $269 and $256 for the nine months ended March 31, 2012 and 2011, respectively.  In the nine months ended March 31, 2012 and 2011, the Company disposed of machinery and equipment in the amount of $76 and $137, respectively, for a loss of $1 and a gain of $30, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012 AND JUNE 30, 2011 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Intangible Assets, net

Intangible assets consist of trade names, license fees, and unpatented technology. The carrying amount of other intangible assets, net is as follows as of:

Amortization expense from continuing operations recorded on the intangible assets for the three and nine months ended March 31, 2012 and 2011 was $37 and $106 and $34 and $103, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives of the intangible assets and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 6. Debt

Notes Payable

On February 21, 2008, the Company entered into a Securities Purchase Agreement with Imperium Master Fund, LTD. and three other parties (collectively “Imperium”), which Securities Purchase Agreement was amended on October 14, 2008 (as so amended, the “SPA”), pursuant to which the Company issued, and Imperium purchased from the Company, an aggregate $7,000 in principal of senior secured notes (“Notes Payable”). The Notes Payable matured on November 15, 2009 and bear interest at the rate of 8.0%.  Interest is payable monthly.  As of March 31, 2012 and June 30, 2011, accrued interest of $54 and $47, respectively, is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

An additional premium of $805 was granted due to the amendment noted above.  The initial additional premium of $805 was subject to interest payments commencing October 1, 2011.  In addition, pursuant to the Forbearance Agreement, a $1.0 million forbearance fee is due and payable at the end of the forbearance period under the Forbearance Agreement.  Such fee is included in accrued expenses and other liabilities in the condensed consolidated balance sheets as of March 31, 2012.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012 AND JUNE 30, 2011 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

The Notes Payable are secured by a pledge of substantially all of the Company’s assets.

On October 4, 2011, the Company and the Collateral Agent for the Note Payable Holders, entered into a Forbearance Agreement.  The Forbearance Agreement provided that the Collateral Agent shall forbear from exercising rights and remedies arising from the occurrence of Specified Defaults (as defined in the Forbearance Agreement), including the Company’s failure to repay the Notes Payable which are due and payable.   Several extensions of the Forbearance Agreement were granted from December 31, 2011 through February 8, 2012; however, on February 8, 2012, the forbearance period under the Forbearance Agreement expired.  As of May 21, 2012, the Company remains in default under the Notes Payable.

The Company is negotiating with the Collateral Agent regarding a further forbearance, however, there can be no assurance that any further forbearance will be granted.  In addition, the Company and the Collateral Agent continue to discuss the options available to the Company to repay the Notes Payable among other strategic options to repay the Notes Payable under agreeable terms.

The Company is also currently negotiating with a third party financial institution to obtain debt financing on terms favorable to the Company in order to repay in full the Notes Payable, as well as to provide for the ongoing working capital and capital expenditure needs of the Company.  However, there can be no assurance that the Company will be able to secure such debt financing on terms acceptable to the Company.

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

In March 2009, the Company and CD Financial entered into an oral agreement to suspend the cash interest payments on the Convertible Note Payable until the Company returned to positive cash flows in its operations.  In this oral agreement, CD Financial agreed not to give any default notices or increase interest rates due to such default (the default interest rate as defined in the Convertible Note Payable is 18%).  The Company resumed interest payments on the Convertible Note Payable in August of 2009.  In March 2010, CD Financial orally agreed to defer the interest owed for April 2010, in the amount of $36, until the Company returned to positive cash flows to assist the Company in meeting its short term cash flow requirements.  The Company has made timely monthly interest payments, beginning with the May 2010 monthly interest obligation.  As of May 21, 2012, the Company is in default under the Convertible Note Payable for the nonpayment of the principal balance due on February 21, 2011.  The Company is currently negotiating, in connection with its third party financial institution negotiations (see Note 6. Debt – Notes Payable), the refinancing of the Convertible Note Payable with CD Financial.  However, there can be no assurance that the Company will be able to secure such refinancing on terms acceptable to the Company and the third party financial institution.

As of March 31, 2012 and June 30, 2011, accrued interest of $289 and $254 with respect to the Convertible Note Payable is included in accrued expenses and other current liabilities, respectively, in the condensed consolidated balance sheets, including interest in arrears of $217 in each period.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012 AND JUNE 30, 2011 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

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

Also, in accordance with the CD SPA, the Company will issue and deliver to CD Financial, for no additional consideration, 50,000 shares of common stock, on a quarterly basis in arrears, until the Convertible Note Payable has been repaid in full.  The Company recognizes additional interest expense for the shares issued in connection with the Convertible Note Payable.

Debt discount of $197 and $837, respectively, in the three and nine months ended March 31, 2011 was recorded in interest expense in condensed consolidated statement of operations.

Notes Payable, CD Financial LLC

On November 24, 2009, Manhattan Drug, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD Note”) with CD Financial.  The CD Note matured on November 24, 2010 and bears interest at the rate of 5%, which interest is payable quarterly.  As of May 21, 2012, the Company is in default under the CD Note as a result of the Company’s failure to repay the CD Note on its scheduled maturity date.  Interest is paid quarterly.  The CD Note is expected to remain outstanding until the Company satisfies the Company’s obligations under the Notes Payable. (See Note 6. Debt – Notes Payable).

On July 29, 2010, Manhattan Drug entered into a second promissory note in the amount of $40 (the “CD $40 Note”) with CD Financial.  The CD $40 Note matured on October 29, 2010 and bore interest at the rate of 5%.  Manhattan Drug repaid the CD $40 Note on October 29, 2010.  Interest was accrued monthly and was paid on maturity.

The weighted average interest rate paid on the Company’s outstanding debt was 8.46% and 8.49% in the three months ended March 31, 2012 and 2011, respectively and 8.48% and 8.49% for the nine months ended March 31, 2012 and 2011, respectively.

Note 7. Significant Risks and Uncertainties

(a) Major Customers. For the three and nine months ended March 31, 2012, approximately 77% and 79%, respectively, of total net sales were derived from two customers as compared to approximately 74% and 80% of total net sales derived from two customers in the three and nine months ended March 31, 2011, respectively.  Accounts receivable as of March 31, 2012 from these customers represented approximately 33% of total accounts receivable. The loss of these customers would have an adverse affect on the Company’s operations.  Major customers are those customers who account for more than 10% of net sales.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012 AND JUNE 30, 2011 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Note 8. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 90% owned by the Chairman of the Company’s Board of Directors, a director and majority shareholder and certain of his family members.  On January 5, 2012, InB: Manhattan Drug Company, Inc., a wholly-owned subsidiary of the Company, entered into a second amendment of lease (the “Second Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  This Second Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  Also on January 5, 2012, AgroLabs entered into a lease agreement with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which expires on January 31, 2019.  This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for the three months ended March 31, 2012 and 2011 on these leases were $194 and $202, respectively, and $549 and $570 for the nine months ended March 31, 2012 and 2011, respectively, and are included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2012 and June 30, 2011, the Company had an outstanding obligation of $706 and $738, respectively, included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.  In accordance with the Company’s negotiations with the Note Payable Holders, the Company is not permitted to pay Vitamin Realty past due rent payments owed in the aggregate amount of $686.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles.

The minimum rental commitment for long-term non-cancelable leases is as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $288 and $295 for the three months ended March 31, 2012 and 2011, respectively, and $833 and $851 for the nine months ended March 31, 2012 and 2011, respectively.  Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012 AND JUNE 30, 2011 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

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

Note 10.  Subsequent Events

On May 15, 2012, Cedarburg sent the Company the Demand Letter setting forth a demand for indemnification under the Cedarburg SPA, by and among Cedarburg, InB: Hauser Pharmaceutical Services, Inc., InB: Paxis Pharmaceuticals, Inc. and the Company. In the Demand Letter, Cedarburg demands payment by the Company of $600,000 in respect of the Company’s indemnification obligations under the Cedarburg SPA.  In addition, in the Demand Letter, Cedarburg informed the Company that there are also environmental issues pending which may lead to additional costs to Cedarburg which will likely be in excess of $300,000.  The Company intends to vigorously contest Cedarburg’s demands for payment as set forth in the Demand Letter.

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

In the third quarter of our fiscal year ended June 30, 2011, as a result of our ongoing negotiations with the Note Payable Holders (See Note 6 to Condensed Consolidated Financial Statements – Debt), we determined, in order to repay the Notes Payable, which matured on November 15, 2009, and to effect the Company’s strategic business plan to revert to our original core business of solid dosage manufacturing, to seek to sell the assets of AgroLabs, Inc., (“AgroLabs”), a wholly owned subsidiary of the Company, in order to repay a portion of the defaulted balance of the Notes Payable with the proceeds of such sale.  Accordingly, we classified the business assets, liabilities and results of operations of our branded proprietary nutraceutical business as discontinued operations.  As such, the operations of AgroLabs were presented in prior period financial statements as discontinued operations.  In the quarter ended March 31, 2012, we have determined that after a year of seeking to sell the assets of AgroLabs and the inability to obtain proceeds in sufficient amounts to satisfy the Collateral Agent for the majority Note Holders, the financial statements contained in this Quarterly Report on Form 10-Q and the associated results of operations, financial position and cash flows have been reclassified to reflect AgroLabs as part of our ongoing operations for all periods presented.

Our financial results are substantially dependent on net sales.  Net sales are partly dependent on the mix of contract manufactured products and other nutraceutical sales, which are difficult to forecast.  The varied sales pricing among our products and promotional support in the form of consumer coupons and other sales price allowances, along with the mix of products sold, affects the average selling price that we will realize and has a large impact on our revenue and gross margins in the operations of AgroLabs. Net sales in our operations of AgroLabs, is also affected by: the timing of new product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to consumer tastes and needs; and the availability of sufficient raw materials and production lead-time from suppliers to meet demand. Factors that could cause demand to be different from our expectations include: customer acceptance of our products and our competitors products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings, established and developing business relationships, facilities, personnel, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

For the three months ended March 31, 2012, our net sales decreased by $1.5 million or 16.0% to $7.9 million from $9.4 million for the three months ended March 31, 2011 and for the nine months ended March 31, 2012, our net sales decreased by $1.8 million or 5.8% to $29.0 million from $30.8 million for the nine months ended March 31, 2011.  Our operating loss was substantially the same for the three months ended March 31, 2012 and 2011 respectively and our operating income increased to $0.7 million for the nine months ended March 31, 2012 from $0.4 million for the comparable prior nine month period.  Also, in the three and nine months ended March 31, 2012, our gross profit decreased by approximately $0.7 million and $1.2 million from the three and nine months ended March 31, 2011, respectively, and we cut selling and administrative expenses by approximately $0.6 million and $1.5 million, respectively.  We continue to focus on our core businesses and on maintaining our cost structure in line with our sales.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2012. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011

Sales, net. Sales, net, for the nine months ended March 31, 2012 and 2011 were $29.0 million and $30.8 million, respectively, a decrease of 5.8%, and are comprised of the following:

For the nine months ended March 31, 2012, approximately 79% of total net sales were derived from two customers and as compared to approximately 80% of total net sales derived from the same two customers in the nine months ended March 31, 2011.  The loss of these customers would have an adverse affect on our operations.

The decrease in our net sales of approximately $1.8 million is the result of a decrease of approximately $5.0 million in our branded proprietary nutraceutical business offset by an increase in our contract manufacturing product sales of approximately $2.7 million (this increase was primarily from an increase in sales to our major customer in the amount of $2.9 million). The remaining nutraceutical product lines had net sales increases of approximately $0.4 million compared to the prior period.  The decrease of approximately $5.0 million in our branded proprietary nutraceutical net sales from the nine months ended March 31, 2011 to the nine months ended March 31, 2012 is primarily the result of decreased sales of approximately $5.1 million to the three major club stores where our products are sold.  We expect this trend to continue in the near term while we expand into other mass marketing channels with our new packaging and product size.

Cost of sales.  Cost of sales decreased by $0.6 million to $22.4 million for the nine months ended March 31, 2012 as compared to $23.0 million for the nine months ended March 31, 2011. Cost of sales increased as a percentage of sales to 77.3% for the nine months ended March 31, 2012 as compared to 74.7% for the nine months ended March 31, 2011.  The decrease in cost of sales was primarily the result of decreased sales.  The cost of sales as a percentage of sales increased as the product mix contribution in our net sales shifted from 55.0% derived from our contract manufacturing (which sales have fixed manufacturing costs and higher cost of sales than the sales derived from the branded proprietary nutraceutical products) in the nine months ended March 31, 2011 to 67.9% in the nine months ended March 31, 2012.  This change in product mix resulted in the increase in the weighted cost of sales in the contract manufacturing business from 48.0% for the nine months ended March 31, 2011 to 57.8% in the nine months ended March 31, 2012 and contributed to the resulting increase of 2.6% in the consolidated cost of sales as a percentage of sales.

Selling and Administrative Expenses.  Selling and administrative expenses were $5.9 million for the nine months ended March 31, 2012, as compared to $7.4 million for the nine months ended March 31, 2011, a decrease of $1.5 million or 20.0%. As a percentage of sales, net, selling and administrative expenses were 20.3% for the nine months ended March 31, 2012 and 24.0% for the prior comparable period.

The net decrease in selling and administrative expenses of $1.5 million is mainly due to decreases aggregating approximately $1.7 million in (offset by an increase in professional fees of $0.2 million):

•	advertising and marketing ($0.7 million),
•	compensation and employee benefits ($0.3 million),
•	stock compensation expenses ($0.4 million),
•	commissions ($0.2 million), and
•	travel and entertainment ($0.1 million).

Our advertising and marketing costs decreased by approximately $0.7 million in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customers store locations.  The decrease in marketing and advertising expenses is a direct result of the decreases in sales of approximately $5.0 million in our branded proprietary nutraceutical products as well as a move away from performing in store demos on our products and to instead offering promotional discounts to the consumer to increase our pull through rates off our customer shelves.

Our compensation and employee benefits decreased by $0.3 million as a result of reducing the staff in our Texas facility by four persons and, to a lesser extent by replacing the management and sales support of our branded propriety nutraceutical products with lower compensated personnel.

Our stock compensation expense decreased by $0.4 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements), and also due to no stock options being granted in the past two fiscal years ended June 30, 2011 and the nine months ended March 31, 2012.

Commissions decreased by $0.2 million as a direct result of the decreases in sales of approximately $5.0 million in our branded proprietary nutraceutical products and the conversion of one of our club store customers from a brokered account to being managed by our own personnel.  As a percentage of sales, commissions decreased from 3.0% of net sales subject to commissions in the nine month period ended March 31, 2012 to 2.7% in the nine month period ended March 31, 2011.

Travel and entertainment decreased by $0.1 million as a result of the replacement of the management and sales support of our propriety branded nutraceutical products.

Professional fees increased by $0.2 million due to increased legal costs incurred in connection with our ongoing negotiations with our Note Payable Holders.

Other expense, net. Other expense, net was approximately $1.8 million for the nine months ended March 31, 2012 compared to $1.7 million for the nine months ended March 31, 2011, an increase of $0.1 million.  The forbearance fee of $1.0 million payable incurred under the Forbearance Agreement represents substantially all of the other expense, net in the nine months ended March 31, 2012 (see Note 6 to the Condensed Consolidated Financial Statements – Debt) and interest expense of $1.7 million represents substantially all of the other expense, net in the nine months ended March 31, 2011.  The decrease in interest expense of approximately $0.8 million is primarily attributable to the lack of any accretion on our Convertible Note Payable in the nine months ended March 31, 2012, compared to approximately $0.6 million of accretion of our Convertible Note Payable in the nine months ended March 31, 2011 and the increase of $1.0 million in other expense, net is attributable to the forbearance fee incurred pursuant to the Forbearance Agreement in the nine months ended March 31, 2012 compared to no such fee in the nine months ended March 31, 2011.

Federal and state income tax, net. For the nine months ended March 31, 2012 and March 31, 2011, we had minimal amounts of state tax expenses. We continue to provide and maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Net loss. Although we had a net loss of approximately $1.2 million and $1.3 million in the nine month periods ended March 31, 2012 and 2011, respectively, our operating income increased by $0.3 million which was offset by increases in other expense, net of $0.1 million.

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Sales, net. Sales, net, for the three months ended March 31, 2012 and 2011 were $7.9 million and $9.4 million, respectively, a decrease of 16%, and are comprised of the following:

For the three months ended March 31, 2012 and 2011, approximately 77% and 74%, respectively, of total net sales were derived from two customers.  The loss of these customers would have an adverse affect on our operations.

The decrease in our net sales is the result of a decrease of approximately $1.5 million in sales of our branded proprietary nutraceutical products.  The decrease of approximately $1.5 million in our net sales from the three months ended March 31, 2011 to the three months ended March 31, 2012 is primarily the result of decreased sales of approximately $1.4 million to the three major club stores where our products are sold.  We expect this trend to continue in the near term while we expand into other mass marketing channels with our new packaging and product size.

Cost of sales.  Cost of sales decreased by $0.8 million to $6.5 million for the three months ended March 31, 2012 as compared to $7.3 million for the three months ended March 31, 2011. Cost of sales increased as a percentage of sales to 82.9% for the three months ended March 31, 2012 as compared to 78.0% for the three months ended March 31, 2011.  The decrease in cost of sales was primarily the result of decreased sales.  The cost of sales as a percentage of sales increased as the product mix contribution in our net sales shifted from 61.4% derived from our contract manufacturing (which sales have fixed manufacturing costs and higher cost of sales than the sales derived from the branded proprietary nutraceutical products) in the three months ended March 31, 2011 to 71.4% in the three months ended March 31, 2012.  This change in product mix resulted in the increase in the weighted cost of sales in the contract manufacturing business from 54.1% for the three months ended March 31, 2011 to 63.7% in the three months ended March 31, 2012 and was the primary contribution to the resulting increase of 4.9% in the consolidated cost of sales as a percentage of sales.

Selling and Administrative Expenses.  Selling and administrative expenses were $1.8 million for the three months ended March 31, 2012, as compared to $2.4 million for the three months ended March 31, 2011, a decrease of $0.6 million or 25.0%. As a percentage of sales, net, selling and administrative expenses were 22.5% for the three months ended March 31, 2012 and 25.8% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.6 million was mainly due to (i) a decrease in our advertising and marketing costs of approximately $0.8 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customers store locations.  The decrease in marketing and advertising expenses is a direct result of the decreases in sales of approximately $0.9 million in our branded proprietary nutraceutical products as well as a move away from performing in store demos on our products and to instead offering promotional discounts to the consumer to increase our pull through rates off our customer shelves; and (ii) an increase in professional fees of $0.2 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, due to increased legal costs incurred in connection with our ongoing negotiations with our Note Payable Holders.

Other expense, net. Other expense, net was approximately $0.3 million for the three months ended March 31, 2012 compared to $0.5 million for the three months ended March 31, 2011, a decrease of $0.2 million.  Interest expense represents substantially all of the other expense, net in each of the three month periods ended March 31, 2012 and 2011.  The decrease in interest expense of approximately $0.2 million is the result of accretion on the Convertible Note Payable of approximately $0.2 million in the three months ended March 31, 2011 with no such accretion charge in the three months ended March 31, 2012.

Federal and state income tax, net. For the three months ended March 31, 2012 and March 31, 2011, we had minimal amounts of state tax expenses. We continue to provide and maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s liquidity concerns and the current economic environment, that it is “more likely than not” that the Company’s deferred tax assets may not be realized.

Net loss. We had a net loss of approximately $0.7 million for the three months ended March 31, 2012 compared to a net loss of approximately $0.9 million for the three months ended March 31, 2011. The decrease in the net loss of approximately $0.2 million is primarily the result of the decreased other expenses, net of $0.2 million which is primarily interest expense.

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

At March 31, 2012, our working capital deficit was approximately $11.5 million, an increase of approximately $0.8 million in our working capital deficit of approximately $10.7 million at June 30, 2011. Our current assets decreased by $2.6 million and our current liabilities decreased by $1.8 million, as we were able to pay our suppliers quicker as a result of our increased sales in our contract manufacturing business.

Net cash provided by operating activities of $14,000 in the nine months ended March 31, 2012, includes our net loss of $1.2 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $223,000. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $209,000 and was primarily the result of an increase in accounts payable of $2.7 million and an increase in prepaid expenses and other assets of $0.2 million, which was offset by a decrease in inventory of $2.7 million.

Net cash provided by operating activities of $0.4 million in the nine months ended March 31, 2011, includes a net loss of $1.3 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash used in operations before the effect of the changes in working capital components was $0.4 million. Cash was provided by operations from our working capital assets and liabilities in the amount of approximately $15,000, was primarily the result of an increase in accounts receivable of $0.2 million and increases in accounts payable, accrued expenses and other liabilities of $0.4 million, offset by a decrease in inventory of $0.7 million.

Cash used in investing activities of $70,000 was from the purchase of machinery and equipment of $82,000, offset by proceeds from the sale of depreciated machinery and equipment of $12,000 in the nine months ended March 31, 2012, compared to the use of approximately $0.2 million in the nine months ended March 31, 2011 for the purchase of machinery and equipment of approximately $0.2 million offset by a gain on the sale of machinery and equipment of $30,000.

Cash used in financing activities was approximately $20,000 for the nine months ended March 31, 2012 for payments under our capitalized lease obligation.  Cash used by financing activities was approximately $34,000 for the nine months ended March 31, 2011 which included a $40,000 repayment of funds borrowed in the same nine months period under a short term promissory note entered into with CD Financial, a related party and the holder of our Convertible Note Payable, and the repayment of $34,000 under our capitalized lease obligations (See Note 6 to the Condensed Consolidated Financial Statements – Debt).

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. We have cumulative historical losses and cash outflows from operations.  As of March 31, 2012, we had cash of $0.6 million and a working capital deficit of $11.5 million, which is primarily attributable to the Notes Payable in the amount of $7.8 million which matured on November 15, 2009, the Convertible Note Payable in the amount of $4.5 million, which matured on February 21, 2011, with respect to each of which we are in default.  These factors raise substantial doubt as to our ability to continue as a going concern.  The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from this uncertainty.

As stated above, we have defaulted on substantially all of our outstanding debt instruments in the aggregate amount of $12.6 million by failing to repay them on their respective scheduled maturity dates. The Notes Payable and the Convertible Note Payable are secured by pledges of substantially all of the Company’s assets.

On October 4, 2011, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Collateral Agent for the Note Payable Holders. The Forbearance Agreement provided that the Collateral Agent shall forbear from exercising rights and remedies arising from the occurrence of Specified Defaults (as defined in the Forbearance Agreement) including our failure to repay the Notes Payable which are due and payable.  Several extensions of the Forbearance Agreement were granted from December 31, 2011 through February 8, 2012; however, on February 8, 2012, the forbearance period under the Forbearance Agreement expired.  As of May 21, 2012, the Company remains in default under the Notes Payable and the forbearance fee of $1.0 million is payable under the Forbearance Agreement and has not yet been paid by the Company. The Company is negotiating with the Collateral Agent regarding a further forbearance, however, there can be no assurance that any further forbearance will be granted.  In addition, the Company and the Collateral Agent continue to discuss the options available to the Company to repay the Notes Payable, among other strategic options, including refinancing, to repay the Notes Payable under agreeable terms.

The Company is also currently negotiating with a third party financial institution to obtain debt financing on terms favorable to the Company in order to repay in full the Notes Payable, as well as to provide for the ongoing working capital and capital expenditure needs of the Company and renegotiating its Convertible Note Payable with CD Financial.  However, there can be no assurance that the Company will be able to secure such debt financing or refinancing on terms acceptable to the Company.

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

As of May 21, 2012, we have not repaid the holder of the Convertible Note Payable, CD Financial.  CD Financial is a significant shareholder of the Company and has not made any payment demands on us with respect to the Convertible Note Payable, nor has it converted the Note Payable into common shares of the Company.  In March 2009, we entered into an oral agreement with CD Financial to suspend the cash interest payments on the Convertible Note Payable until we return to positive cash flows in our operations.  In this oral agreement, CD Financial agreed not to give any default notices and that default interest does not have to be accrued at the default interest rate.

Our total annual commitments at March 31, 2012 for long term non-cancelable leases of approximately $575,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

On May 15, 2012, Cedarburg Pharmaceuticals, Inc. (“Cedarburg”) sent the Company a letter (the “Demand Letter”) setting forth a demand for indemnification under the Stock Purchase Agreement, dated March 17, 2009 (the “Cedarburg SPA”), by and among Cedarburg, InB: Hauser Pharmaceutical Services, Inc., InB: Paxis Pharmaceuticals, Inc. and the Company. In the Demand Letter, Cedarburg demands payment by the Company of $600,000 in respect of the Company’s indemnification obligations under the Cedarburg SPA.  In addition, in the Demand Letter, Cedarburg informed the Company that there are also environmental issues pending which may lead to additional costs to Cedarburg which will likely be in excess of $300,000.  The Company intends to vigorously contest Cedarburg’s demands for payment as set forth in the Demand Letter..

Capital Expenditures
The Company's capital expenditures for the nine months ended March 31, 2012 and 2011 were approximately $82,000 and $0.2 million, respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2012. The total amount is expected to be funded from cash provided from its operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three and nine months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective February 21, 2012, the Company issued 50,000 shares of common stock to CD Financial.  See Note 6 to the Condensed Consolidated Financial Statements – Debt.

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

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)           Exhibits

Exhibit
Number
31.1	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
10.1	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB: Manhattan Drug Company, Inc.
10.2	Lease Agreement, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc.
10.3	Stock Purchase Agreement, dated as of March 17, 2009, by and among Cedarburg Pharmaceuticals, Inc., Purchaser, INB: Hauser Pharmaceutical Services, Inc., Company, INB: Paxis Pharmaceuticals, Inc., and Integrated BioPharma, Inc., Seller
101
The following financial information from Integrated Biopharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 and June 30, 2011, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficiency for the nine months ended March 31, 2012 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 21, 2012	By: /s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: May 21, 2012	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President