Form 10-K
period 2012-06-30
INTEGRATED BIOPHARMA INC
filed 2012-10-15
CIK 1016504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-K

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012	Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes | |	No | X |

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                            | X |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated Filer | |
Accelerated Filer | |
Non-accelerated Filer | | Smaller reporting company | X |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes | |	No | X |

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2011 was $243,843.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at October 13, 2012
Common Stock, $.002 par value	21,080,174 Shares

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

The Company’s nutraceutical business includes: InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers, under the following brands: Naturally Noni, Naturally Pomegranate, Pomegranate with ACAI and Reservatol, Coconut Water, Naturally Aloe, Aloe Pure, Naturally Thai Mangosteen, Peaceful Sleep, Green Envy, ACAI Extra, Superfruit Immune, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market, (these are referred to as our branded proprietary nutraceutical business and/or products); and The Vitamin Factory, Inc. (the “Vitamin Factory”) which sells private label MDC products, as well as our AgroLabs products, through the Internet.

The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

Significant Revenues from Major Customers

For the fiscal years ended June 30, 2012 and 2011 a significant portion of our net sales, approximately 77% and 79%, respectively, were concentrated among two customers, Herbalife International of America, Inc. (“Herbalife”), and Costco Wholesale Corporation.  The loss of either of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Development and Supply Agreement

Effective July 15, 2009, the Company entered into a development and supply agreement with Herbalife and certain of its affiliates, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. This agreement was amended on October 13, 2009 to extend the term through December 31, 2012. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any.  In its ordinary course of business, the Company has similar agreements with other customers in connection with its contract manufacturing business.

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

Variability of Quarterly Results and Impact of Advertising

In connection with our business plan to continue to market our branded nutraceutical business, advertising and promotional expenses were $2.9 million in the fiscal year ended June 30, 2012, as compared to $5.7 million in the fiscal year ended June 30, 2011. As we continue this program we may continue to incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before increases, if any, in revenues occur as a result of the advertising and promotion, the program may increase variability of our quarterly results.  Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements.  Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

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

• change the way we conduct business;
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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.  We have not incurred any major costs for any environmental compliance during the years ended June 30, 2012 and 2011.

Employees

As of September 28, 2012, we had approximately 108 full time employees of whom 64 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 30, 2015.  The 44 employees not covered by a collective bargaining agreement consisted of approximately 22 administrative and professional personnel, 13 laboratory personnel and 9 production and shipping personnel. We consider our relations with our employees to be good.

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

We have incurred losses and could incur continued losses and negative cash flow in the near term.

We have incurred recurring operating losses and negative operating cash flows for six consecutive years and expect to continue to incur net losses in the near term and generate negative cash flow until we can produce consistent sufficient revenues to cover our costs through the sale of our products.

We incurred a net loss of approximately $2.7 million and had negative cash flows from our operating activities of approximately $771,000 for the fiscal year ended June 30, 2012.  At June 30, 2012, we had cash of approximately $145,000 and a working capital deficit of approximately $3.5 million. Our working capital deficit includes (i) $2.7 million outstanding under our revolving line of credit which is not due until July 2017, but is classified as current due to a subjective acceleration clause that could cause the advances to become currently due and (ii) $1.0 million in long term debt which is also classified as current due to a prepayment provision which requires the company to sell its iBio, Inc. common stock if the trading price per share falls below a certain level and use the proceeds to repay our term loan with PNC Bank, National Association.  (See Note 8 to the financial statements included in this Annual Report on Form 10-K).  These factors have raised substantial doubt as to our ability to continue as a going concern in previous years and we may continue to generate net losses for the foreseeable future.  We cannot assure when we will achieve profitability, although we have taken several actions to correct the continued losses by reducing our selling and administrative expenses by approximately $2.4 million or 23% and refinancing our debt to, among other things, provide for a maturity of 5 years.

We have substantial indebtedness, which may decrease our flexibility, increase our borrowing costs and adversely affect our liquidity.

We currently have (i) $11.7 million in senior secured financing under the Loan Agreement, dated as of June 27, 2012 (the "Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp., Vitamin Factory and PNC Bank, National Association ("PNC"), (ii) a $5.4 million Amended and Restated Convertible Promissory Note issued by the Company to CD Financial on June 27, 2012 pursuant to the Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012, between the Company and CD Financial (the "CD SPA"), and (iii) a $1.7 million Promissory Note  issued by the Company to CD Financial on June 27, 2012 pursuant to the CD SPA (the documents referred to in clauses (i), (ii) and (iii) immediately above are referred to herein as the "Financing Agreements").

Our consolidated indebtedness may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.

Our level of indebtedness can have important consequences. For example, it may require a substantial portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness and reduce our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements or to pay dividends; and limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to our competitors.

There are various financial covenants and other restrictions in the Financing Agreements.  If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under any Financing Agreement may also significantly affect our ability to obtain additional or alternative financing.  For example, PNC's ongoing obligation to extend credit under the Loan Agreement is dependent upon our compliance with these covenants and restrictions.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Our inability to refinance our indebtedness when necessary or to do so upon attractive terms would materially and adversely affect our liquidity and our ongoing results of operations.

Our revenue could decline significantly if we lose one or more of our most significant customers, which could have a significant adverse impact on us.

A significant portion of our revenues are concentrated among two customers, Herbalife and Costco Wholesale Corporation. For the fiscal years ended June 30, 2012 and 2011, approximately 77% and 79%, respectively, of our net sales were derived from these two customers.  The loss of either of these customers could have a significant adverse impact on our financial condition and results of operations.

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

We have entered into several agreements and arrangements described in our previous SEC filings and to be described in our proxy statement for our 2012 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our Executive Officers and Directors beneficially own approximately 70% of our outstanding shares. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Our nutraceutical products are manufactured using various raw materials consisting of vitamins, minerals, herbs, fruit extracts and other ingredients that we regard as safe when taken as recommended by us and that various scientific studies have suggested may provide health benefits. We could be adversely affected if any of our products or any similar products distributed by other companies should prove or be asserted to be harmful to consumers or should scientific studies provide unfavorable findings regarding the effectiveness of our products.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of the Company's lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey.  The Second Lease Amendment increased the rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extended the expiration date of the lease to January 31, 2026.  Also on January 5, 2012, AgroLabs,  a wholly-owned subsidiary of the Company, entered into a lease agreement with Vitamin Realty (the “AgroLabs Lease”) for an additional 2,700 square feet of warehouse space in Hillside, New Jersey, the term of which expires on January 31, 2019.   These facilities are leased from Vitamin Realty, which is 90% owned by our Chairman of the Board, President, Chief Executive Officer and principal stockholder and certain of his family members who are also executive officers and directors of the Company. The Second Lease Amendment provides for minimum annual rental payments of $533,000, plus increases in real estate taxes and building operating expenses and the AgroLabs Lease provides for minimum annual lease payments of $27,000 with annual increases plus the proportionate share of operating expenses.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for MDC’s tablet manufacturing operations.

On August 1, 2012, AgroLabs entered into a lease agreement for three office suites located in Dallas, Texas which expires on July 31, 2013 with minimum annual payments of approximately $24,000.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since September 22, 2009, our common stock has traded on the OTC Bulletin Board under the symbol INBP.OB.  From February 27, 2009 to September 22, 2009, our common stock traded in the Pink Sheets under the symbol “INBP.PK”.  Prior to February 27, 2009 and commencing on February 6, 2007, our common stock traded on the NASDAQ Global Market under the symbol “INBP” and previously traded under the symbol INB on the American Stock Exchange.

Set forth below are the high and low closing prices of the Common Stock as listed on the NASDAQ Global Market, and as quoted in the Pink Sheets and the OTC Bulletin Board, as applicable:

Holders

As of June 30, 2012 there were approximately 175 holders of record of the Company’s common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2012 and 2011, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2012, about the Company's equity compensation plans:

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data and Supplementary Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 3 of this Annual Report on Form 10-K for additional factors relating to such statements.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily throughout the United States, Luxembourg and Canada.

In the third quarter of our fiscal year ended June 30, 2011, as a result of our ongoing negotiations with the holders (the “Note Payable Holders”) of the Company’s 8% Notes Payable (the “Notes Payable”) in the original principal amount of $7.0 million (which we have since refinanced) (See Note 7 to the financial statements included in this Annual Report on Form 10-K), we determined, in order to repay the defaulted Notes Payable, which matured on November 15, 2009, and to affect our strategic business plan to revert to our original core business of solid dosage manufacturing, to seek to sell the assets of AgroLabs, a wholly owned subsidiary of the Company.  Accordingly, we classified the business assets, liabilities and results of operations of our branded proprietary nutraceutical business as discontinued operations.  In the quarter ended March 31, 2012, in connection with our continued negotiations to refinance our defaulted debt, we terminated our plans to sell the assets of AgroLabs in order to use the assets as additional collateral for the financing provided by PNC.  (See Note 8 to the financial statements included in this Annual Report on Form 10-K).  Accordingly, the financial statements contained in this Annual Report on Form 10-K and the associated results of operations, financial position and cash flows have been reclassified to reflect AgroLabs as part of our ongoing operations for all periods presented.

Our financial results are substantially dependent on net sales.  Net sales are partly dependent on the mix of contract manufactured products, our branded proprietary liquid nutraceuticals and other nutraceutical sales, which are difficult to forecast.  The varied sales pricing among our products and promotional support in the form of consumer coupons and other sales price allowances, along with the mix of products sold, affects the average selling price that we will realize and has a large impact on our revenue and gross margins in the operations of AgroLabs. Net sales in our operations of AgroLabs is also affected by: the timing of new product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to consumer tastes and needs; and the availability of sufficient raw materials and production lead-time from suppliers to meet demand. Factors that could cause demand to be different from our expectations include: customer acceptance of our products and our competitors products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings, established and developing business relationships, facilities, personnel, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

For the fiscal year ended June 30, 2012, our net sales from operations decreased by $4.1 million or 10.0% to $36.6 million from $40.7 million for the fiscal year ended June 30, 2011.  Our operating loss increased from $0.4 million for the fiscal year ended June 30, 2011 to $0.5 million for the fiscal year ended June 30, 2012.  In the fiscal year ended June 30, 2012, our gross profit decreased by approximately $2.6 million. Our profit margins suffered as a result of changing our product line in our branded product line from primarily selling in a thirty-two ounce bottle, representing a one month supply, to a three ounce single serve bottle sold in multiple packaging sizes ranging from two to twelve packs.  Additionally, the cost of sales as a percentage of sales increased as a result of a greater percentage of sales being derived from our contract manufacturing business which business has a higher cost of goods sold percentage (approximately 85%), as compared to the proprietary branded nutraceutical product line (approximately 60%). We cut our selling and administrative expenses by approximately $2.4 million.  We continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales.

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

Trade Marketing and Merchandising

In order to support the Company’s propriety nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 8% and 14% of consolidated net sales in the financial statements contained in this Annual Report on Form 10-K, for the fiscal year ended June 30, 2012 and 2011, respectively.  The likelihood exists of materially different reported results if factors such as the level and success of the promotional programs or other conditions differ from expectations.

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

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. In the quarter ended March 31, 2012, in connection with our refinancing of our defaulted debt, we terminated our plans to sell the assets of AgroLabs in order to use the assets as additional collateral for the Company’s financing provided by PNC.  (See Note 8 to the financial statements included in this Annual Report on Form 10-K).  No impairment losses were identified or recorded in the fiscal years ended June 30, 2012 and 2011.

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.  There was no impairment charge in the fiscal years ended June 30, 2012 and 2011 on the Company’s other intangible assets.

Deferred Taxes

The Company accounts for income taxes with an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns.

In each of the fiscal years ended June 30, 2012 and 2011, we recorded a valuation reserve in the amount equal to 100% of our deferred tax assets and liabilities generated in each of the taxable periods ended June 30, 2012 and 2011.  Our management, based on current factors relating to our past results of operations that it is more likely than not that we will not have future federal taxable income which would allow us to realize our net deferred tax assets in the near future.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”). ASU 2011-8 modifies the impairment test for goodwill and indefinite lived intangibles so that the fair value of a reporting unit is no longer required to be calculated unless the Company believes, based on qualitative factors, that it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company adopted ASU 2011-8 effective July 1, 2012, which is not expected to have a material effect on the Company's consolidated financial statements.

On June 16, 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income (ASU 2011-05). This update amends ASC Topic 220, Comprehensive Income to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning July 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

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

Results of Operations (in thousands, except share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

Year ended June 30, 2012 Compared to the Year ended June 30, 2011

Sales, net. Net sales for the fiscal year ended June 30, 2012 and 2011 were $36,604 and $40,665, respectively, a decrease of $4,061 or 10.0%. The decrease is comprised of the following:

For the fiscal year ended June 30, 2012, approximately 77% of total net sales were derived from two customers as compared to approximately 79% of total net sales from the same two customers for the fiscal year ended June 30, 2011.  The loss of either of these customers could have an adverse affect on our operations.

The decrease in our net sales is primarily the result of the decrease in the volume of sales to one of our significant customers, Costco Wholesale Corporation, in our proprietary branded nutraceutical product line of $6,391 offset, in part, by increases of (i) approximately $2,312 in our contract manufacturing product sales primarily due to increased sales volumes to one of our major customers, Herbalife, of approximately $2,449 and (ii)  approximately $447 net sales in our other nutraceutical product lines compared to the prior period.

Cost of sales.  Cost of sales decreased by $1.5 million to $29.0 million for the fiscal year ended June 30, 2012, as compared to $30.5 million for the fiscal year ended June 30, 2011. Cost of sales increased as a percentage of sales to 79.2% for the fiscal year ended June 30, 2012 as compared to 75.0% for the fiscal year ended June 30, 2011. The decrease in the cost of goods sold amount was primarily the result of decreased sales.  The cost of sales as a percentage of sales increased as a result of a greater percentage of sales being derived from our contract manufacturing business which has a higher cost of goods sold percentage (approximately 85%), as compared to the proprietary branded nutraceutical product line (approximately 60%).

Selling and Administrative Expenses.  Selling and administrative expenses were $8.1 million for the fiscal year ended June 30, 2012, as compared to $10.5 million for the fiscal year ended June 30, 2011, a decrease of $2.4 million or 23%. As a percentage of sales, net, selling and administrative expenses were 22.2% for the fiscal year ended June 30, 2012 and 25.8% for the prior comparable period.

The net decrease in selling and administrative expenses of $2.4 million is mainly due to decreases in advertising ($1.6 million), stock compensation expenses ($0.4 million), compensation and employee benefits ($0.7 million), commissions ($0.2 million) and travel and entertainment ($0.2 million), offset by an increase in professional fees of $0.8 million primarily as a result of the increased involvement of legal and other professionals in the refinancing of our defaulted Notes Payable and defaulted Original CD Note. (See Notes 7 and 8 to the financial statements included in the Annual Report on Form 10-K).

Our advertising and marketing costs decreased by approximately $1.6 million in the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer's store locations.  As a percentage of sales, our advertising and marketing costs represented 4.3% in the fiscal year ended June 30, 2012 compared to 7.6% in the fiscal year ended June 30, 2011.  The decrease in marketing and advertising expenses is a direct result of the decreases in sales of approximately $6.8 million in our branded proprietary nutraceutical products as well as a move away from performing in-store demos on our products and to instead, offering promotional discounts to consumers to increase our pull through rates.

Our stock compensation expense decreased by $0.4 million primarily due to the significant decrease in the market value of our common stock at the measurement date of the stock option grants (the market value of our common stock is one of several factors used in determining the fair value of the stock compensation at the time of the award and ultimate expense to our consolidated financial statements) and due to no stock options being granted in the fiscal years ended June 30, 2012 and 2011.

Our compensation and employee benefits decreased by $0.7 million as a result of decreasing our staff and changing the compensation plan of the new management team that was hired to assist us in changing over the products of AgroLabs and expanding its customer base from the club store distribution to the natural food and international markets (net savings of approximately $0.2 million).  Additionally, in the fiscal year ended June 30, 2011, we incurred severance costs of $0.5 million with no such cost in the fiscal year ended June 30, 2012.

Commissions decreased by $0.2 million as a direct result of the decline in net sales as well as commissioned customers converting to house accounts managed by our internal sales force as opposed to outside independent brokers.

Our travel and entertainment costs decreased by approximately $0.2 million as a result of the termination of a monthly travel and entertainment allowance which was approximately $17 or $0.2 per annum in the fiscal year ended June 30, 2011.  There was no such allowance in the fiscal year ended June 30, 2012.

Other expense, net. Other expense, net was approximately $2.2 million for the fiscal year ended June 30, 2012 compared to $1.9 million for the fiscal year ended June 30, 2011, and is composed of:

The decrease in interest expense of approximately $0.8 million is attributable to the lack of accretion resulting from the adoption of the accounting for derivative liabilities in connection with embedded derivatives in our Original CD Note and warrants issued in connection with our Notes Payable, from the maturity of the Notes Payable in February 2011 through their refinancing in June 2012.

In connection with our defaulted Notes Payable, we incurred $1.1 million in forbearance fees paid to the Notes Payable Holders in the fiscal year ended June 30, 2012.  (See Notes 7 and 8 to the financial statements included in the Annual Report on Form 10-K).

Federal and state income tax, net. For the fiscal year ended June 30, 2012 and 2011, we had a minimal amount of state tax expenses.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.

Net loss. Our net loss for the fiscal year ended June 30, 2012 was $2.7 million as compared to $2.3 million for the fiscal year ended June 30, 2011. The increase in net loss of approximately $0.4 million is primarily the result of the increase in other expense of $0.3 million and an increase in the loss from operations of approximately $0.1 million.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

At June 30, 2012, the Company’s working capital deficit was approximately $3.5 million, a decrease of $7.2 million from a working capital deficit at June 30, 2011 of $10.7 million. Our current assets decreased by approximately $2.0 million and our current liabilities decreased by $9.1 million from June 30, 2011 to June 30, 2012.  The decrease in the working capital deficit was primarily the result of the repayment or refinancing of $12.6 million of current debt as of June 30, 2011 into $9.5 million of long term debentures and $4.2 million of current debt as of June 30, 2012.  Additionally, we decreased our accounts payable and accrued expenses by approximately $0.7 million as of June 30, 2012 from the amounts owed as of June 30, 2011.

Net cash used in operating activities of $0.8 million in the fiscal year ended June 30, 2012 includes a net loss of $2.7 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options and consultants, accretion of financial instruments and changes in the fair value of derivative liabilities, the adjusted cash used in operations before the effect of the changes in working capital components was approximately $2.1 million. Cash in the amount of approximately $1.4 million from our working capital assets and liabilities was provided by operating activities, and was the result of a decrease in inventory of $2.1 million and a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.5 million, offset in part, by increases in accounts receivable of approximately $0.6 million and increases in prepaid expenses, security deposits and other assets of $0.6 million.

Net cash provided by operating activities of approximately $0.4 million in the fiscal year ended June 30, 2011 includes a net loss of $2.3 million. After excluding the effects of non-cash expenses, including, depreciation and amortization, compensation expense for employee stock options and consultants, accretion of financial instruments and changes in the fair value of derivative liabilities, the adjusted cash used in operations before the effect of the changes in our working capital components was $0.4 million. Cash was provided from our working capital assets and liabilities in the amount of approximately $0.9 million and was primarily the result of an increase in our accounts payable and accrued expenses of $1.0 million and partly by a decrease in accounts receivable of approximately $0.2 million.  These increases were primarily offset by an increase in inventories of approximately $0.4 million.

Cash used in investing activities was used for the purchase of fixed assets for approximately $155, offset by a gain on the sale of machinery and equipment of $12 in the fiscal year ended June 30, 2012, a net use of cash of $143, compared to using approximately $269 in the fiscal year ended June 30, 2011 for the purchase of machinery and equipment for approximately $301, offset by a gain on the sale of machinery and equipment of $32.

Cash provided by financing activities was $334 in the fiscal year ended June 30, 2012, which included the repayment of the then $7.8 million defaulted Notes Payable, offset by cash proceeds from issuance of new notes payable of $5.5 million ($1.7 million issued to CD Financial, a related party) and $2.7 million from advances under our revolving credit facility. (See Notes 7 and 8 to the financial statements included in the Annual Report on Form 10-K). Cash used in financing activities was $45 in the fiscal year ended June 30, 2011, which included a $40 repayment of funds borrowed and repaid in the fiscal year ended June 30, 2011 under a short term promissory note entered into with CD Financial, a related party and the holder of our CD Convertible Note, and the repayment of $45 under our capitalized lease obligations.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have incurred recurring operating losses for six consecutive years including an operating loss of $506 and a net loss of $2.7 million for the year ended June 30, 2012.  Additionally, at June 30, 2011 and through the fourth quarter of our fiscal year ended June 30, 2012, our Notes Payable in the amount of $7.8 million, which matured on November 15, 2009, were in default and our Original CD Note of $4.5 million, which matured in February 2011, was also in default.  These factors had raised substantial doubt as to our ability to continue as a going concern at June 30, 2011 and through the third quarter of our fiscal year ended June 30, 2012.

On June 27, 2012, our outstanding defaulted debt was refinanced and restructured.  We refinanced our debt of $12,605 in the aggregate to (i) a five-year senior credit facility  in the amount of $11,727, consisting of a $3,727 term loan and a revolving credit facility of $8,000 ($2,677 outstanding as of June 30, 2012) that will both mature in June 2017 and (ii) the issuance of the CD Convertible Note in the aggregate amount of $5,350 with a maturity date in July 2017 which replaced the Original CD Note.  (See Notes 7 and 8 to the financial statements included in this Annual Report on Form 10-K).  The refinanced debt provides for scheduled principal payments of $44 per month in the fiscal year ending June 30, 2013 and substantially reduces our interest expense through lower interest rates. The Company believes that these steps should allow its management to focus on its core businesses with an expectation that the Company will return to profitability.

As of June 30, 2012, we had cash of $145, funds available under our revolving credit facility of approximately $1,400 and a working capital deficit of $3,519. Our working capital deficit includes (i) $2.7 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due and (ii) $1.0 million in long term debt which is also classified as currently due as a result of a prepayment provision which requires the company to sell its iBio, Inc. common stock if the trading price per share falls below a certain level and use the proceeds to repay our term loan with PNC.  (See Note 8 to the financial statements included in this Annual Report on Form 10-K).  Furthermore, although we had a loss from operations of approximately $0.5 million in the fiscal year ended June 30, 2012, we incurred approximately $1.1 million in professional and consulting fees related to the default on the Notes Payable, our efforts to sell Agrolabs under the previous Notes Payable forbearance and other refinancing efforts.  After taking into consideration interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements for the fiscal year ending June 30, 2013.

Our total annual commitments at June 30, 2012 for long term non-cancelable leases of approximately $593 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

On May 15, 2012, Cedarburg Pharmaceuticals, Inc. ("Cedarburg") sent us a letter (the "Demand Letter") setting forth a demand for indemnification under the Stock Purchase Agreement, dated March 17, 2009 (the "Cedarburg SPA"), by and among Cedarburg, InB: Hauser Pharmaceutical Services, Inc., InB: Paxis Pharmaceuticals, Inc. and the Company.  In the Demand Letter, Cedarburg demanded payment by us of $600 in respect of the Company's indemnification obligations under the Cedarburg SPA.  In addition, in the Demand Letter, Cedarburg informed us that there are also environmental issues pending which may lead to additional costs to Cedarburg which will likely be in excess of $300.

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that it has no obligation to indemnify Cedarburg as demanded.  As of October 15, 2012, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the fiscal ended June 30, 2012 and 2011 were approximately $155 and $301, respectively.  The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2013. The total amount is expected to be funded from cash provided from its operations or from lease financing.

 Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

For a list of financial statements filed as part of this Annual Report on Form 10-K, see the index to financial statements on page 31.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

This Annual Report on Form 10-K does not include an attestation report of Friedman, LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting.  Since the Company is neither a “larger accelerated filer” nor an “accelerated filer”, as defined in SEC rules, the Company is exempt pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act from the requirement that management’s report in this Form 10-K be attested to by the Company’s independent registered public accounting firm.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2012.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2012.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Exhibits and Index
(1)     A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 31 and is incorporated herein by reference.
(2)    An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided    below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (8)
3.2	By-Laws of Registrant (6)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (7)
10.1	Lease Agreement, dated August 3, 1994, between the Company and Hillside 22 Realty Associates, L.L.C. (2)
10.2	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (3)
10.3	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB: Manhattan Drug Company, Inc. (11)
10.4	Lease Agreement, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (11)
10.5	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (10)
10.6	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (5)
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
10.9
Stock Purchase Agreement, dated as of March 17, 2009, by and among Cedarburg Pharmaceuticals, Inc., Purchaser, INB: Hauser Pharmaceutical Services, Inc., Company, INB: Paxis Pharmaceuticals, Inc., and Integrated BioPharma, Inc., Seller. (11)

10.10
Revolving Credit, Term Loan and Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (12)

10.11
Term Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $3,727,000. (12)

10.12
Revolving Credit Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $8,000,000. (12)

10.13	Continuing Limited Guaranty, dated as of June 27, 2012, made by Carl DeSantis, in favor of PNC Bank, National Association. (12)
10.14	Continuing Limited Guaranty, dated as of June 27, 2012, made by E. Gerald Kay, in favor of PNC Bank, National Association. (12)

10.15	Stock Pledge Agreement, dated as of June 27, 2012, between Integrated BioPharma, Inc. and PNC Bank, National Association. (12)
10.16
Intercreditor and Subordination Agreement, dated as of June 27, 2012, between CD Financial, LLC and PNC Bank, National Association, and acknowledged by Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. (12)

10.17	Mortgage and Security Agreement, dated as of June 27, 2012, by IHT Properties, Inc. in favor of PNC Bank, National Association. (12)
10.18
Environmental Indemnity Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association

Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., and CD Financial, LLC. (12)
10.19	Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., and CD Financial, LLC. (12)
10.20
Amended and Restated Subsidiary Guarantee, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and CD Financial, LLC. (12)

10.21
Amended and Restated Convertible Secured Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $5,350,000. (12)

10.22	Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $1,714,000. (12)
10.23
Promissory Note, dated as of June 27, 2012, by InB:Manhattan Drug Company and Integrated BioPharma, Inc., and payable to the order of Vitamin Realty Associates, LLC, in the original principal amount of $685,985.61. (12)

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
101
The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of June 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency for the fiscal years ended June 30, 2012 and 2011 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2012 and 2011, and (v) the Notes to Consolidated Statements. (13)

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
(8)
Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2008 and to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 filed with the SEC on September 29, 2003.

(9)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2008.
(10)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(12)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(13)	Filed herewith.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	32

Consolidated Statements of Operations for the fiscal years
ended June 30, 2012 and 2011	33

Consolidated Balance Sheets as of June 30, 2012 and 2011	34

Consolidated Statements of Stockholders’ Deficiency for the fiscal years
ended June 30, 2012 and 2011	35

Consolidated Statements of Cash Flows for the fiscal years
ended June 30, 2012 and 2011	36

Notes to Consolidated Financial Statements	37

.  .  .  .  .  .  .  .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Integrated BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”), as of June 30, 2012 and June 30, 2011 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey
October 15, 2012

	2012	2011
Sales, net	$ 36,604	$ 40,665
Cost of sales	28,997	30,503
Gross profit	7,607	10,162
Selling and administrative expenses	8,113	10,524
Operating loss	(506)	(362)
Other expense, net:		
Interest expense	(1,109)	(1,938)
Forbearance fees	(1,100)	-
Other income:		
Change in fair value of deriative instruments	9	2
Other income	3	37
Interest and investment income	1	5
Total other income	13	44
Total other expense, net	(2,196)	(1,894)
Loss before income taxes	(2,702)	(2,256)
Income tax expense, net	11	25

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2012	2011
Cash flows from operating activities:		
Net loss	$ (2,713)	$ (2,281)
Adjustments to reconcile net loss to net cash from operating activities:		
Depreciation and amortization	500	491
Non cash charge of professional fees incurred in connection with Convertible Note Payable - CD Financial, LLC	53	-
Change in fair value of derivative instruments	(9)	(2)
Accretion of financing instruments	13	905
Allowance for doubtful accounts	(3)	(45)
Gain on sale of property and equipment	1	(31)
Issuance of common stock for consulting services	-	197
Stock-based compensation	10	255
Changes in operating assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	(627)	269
Inventories	2,106	(408)
Prepaid expenses and other current assets	(641)	52
(Decrease) increase in:		
Accounts payable	(352)	1,106
Accrued expenses and other current liabilities	891	(116)
Net cash (used in) provided by operating activities	(771)	392
Cash flows from investing activities:		
Purchase of property and equipment	(155)	(301)
Proceeds from sale of property and equipment	12	32
Net cash used in investing activities	(143)	(269)

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Note 1. Business

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States, Luxembourg and Canada. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s nutraceutical business includes: InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Naturally Pomegranate, Pomegranate with ACAI and Reservatrol, Coconut Water, Naturally Aloe, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet.

The Company also distributes fine natural chemicals through its wholly-owned subsidiary IHT Health Products, Inc. (“IHT”) and is a distributor of certain raw materials for DSM Nutritional Products, Inc.

Liquidity

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred recurring operating losses for six consecutive years including an operating loss of $506 and a net loss of $2.7 million for the year ended June 30, 2012.  Additionally, at June 30, 2011 and through the fourth quarter of the fiscal year ended June 30, 2012, the Notes Payable in the amount of $7.8 million, which matured on November 15, 2009, were in default and our Original CD Note of $4.5 million, which matured in February 2011, was also in default. (See Note 7. Notes Payable and Subordinated Convertible Note Payable – CD Financial, LLC).  These factors raised substantial doubt as to the Company’s ability to continue as a going concern at June 30, 2011 and through the third quarter of the fiscal year ended June 30, 2012.

On June 27, 2012, the Company's outstanding defaulted debt was refinanced and restructured.  The Company refinanced its debt of $12,605 in the aggregate to (i) a five-year senior credit facility in the amount of $11,727 consisting of $3,677 term loan, a revolving credit facility of $8,000 ($2,696 outstanding as of June 30, 2012) that will mature in June 2017 and (ii) the issuance of the CD Convertible Note in the aggregate amount of $5,350 with a maturity date in July 2017 which replaced the Original CD Note and other promissory notes and other amounts due to CD Financial LLC (“CD Financial”).  (See Note 7. Notes Payable and Subordinated Convertible Note Payable - CD Financial, LLC and Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  The refinanced debt provides for scheduled principal payments of $44 per month in the fiscal year ending June 30, 2013 and substantially reduces its interest expense through lower interest rates. The Company believes that these steps should allow its management to focus on its core businesses with an expectation that the Company will return to profitability.

As of June 30, 2012, we had cash of $145, funds available under the Company’s revolving credit facility of approximately $1,400 and a working capital deficit of $3,519. The Company’s working capital deficit includes (i) $2.7 million outstanding under the Company’s revolving line of credit which is not due until July 2017 but is classified as currently due as a result of a subjective acceleration clause that could cause the advances to become currently due and (ii) $1.0 million in long term debt which is also classified as current due to a prepayment provision which requires the company to sell its investment in iBio, Inc. common stock if the trading price per share falls below a certain level and use the proceeds to repay the term loan.  Furthermore, although the Company had a loss from operations of approximately $0.5 million in the fiscal year ended June 30, 2012, the company incurred approximately $1.1 million in professional and consulting fees related to the default on the Notes Payable, its efforts to sell Agrolabs under the previous Notes Payable forbearance arrangement and other refinancing efforts. After taking into consideration interim results and current projections, management believes that operations, together with the revolving credit facility will support the Company's working capital requirements for the fiscal year ending June 30, 2013.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
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

Reclassifications. Certain reclassifications, including reflecting AgroLabs as part of our ongoing operations, have been made to the amounts reported for the prior year to conform to the current year presentation.  In the quarter ended March 31, 2012, in connection with our continued negotiations to refinance the defaulted debt, the Company terminated its plans to sell the assets of AgroLabs in order to use the assets as additional collateral for the financing provided by PNC.  (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  Accordingly, the consolidated financial statements and the associated results of operations, financial position and cash flows have been reclassified to reflect AgroLabs as part of our ongoing operations for all periods presented.

Derivative Liabilities. The Company generally does not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features on the subordinated convertible debt, are classified as derivative liabilities due to protection provisions within the agreements.  Such financial instruments are initially recorded at fair value using the Black Scholes model and subsequently adjusted to fair value at the close of each reporting period. The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of ASC 815 and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Revenue Recognition. For product sales, the Company recognizes revenue when the product’s title and risk of loss transfers to the customer. The Company believes this revenue recognizing practice is appropriate because the Company’s sales policies meet the following four criteria: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred; (iii) the seller’s price to the buyer is fixed and determinable and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide purchase orders with the agreed upon selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment, based on historical experience.

Shipping and Handling Costs. Shipping and handling costs were approximately $552 and $667 for the fiscal years ended June 30, 2012 and 2011, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $1,581 and $3,105 for the fiscal years ended June 30, 2012 and 2011, respectively.

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

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2012 or 2011.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Earnings Per Share. Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible preferred stock, subject to anti-dilution limitations using the treasury stock method.  All such potentially dilutive instruments were anti-dilutive as of June 30, 2012 and 2011.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 11(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2012 and 2011 was $111 and $115, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
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
Transportation Equipment                                                 5 Years

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.  In the quarter ended March 31, 2012, in connection with our refinancing of the defaulted debt, the Company terminated its plans to sell the assets of AgroLabs in order to use the assets as additional collateral for the financing provided by PNC.  (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  No impairment losses were identified or recorded in the fiscal years ended June 30, 2012 and 2011.

Other intangible assets consist of trade names, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives.  No impairment losses were identified or recorded on intangible assets in the fiscal years ended June 30, 2012 and 2011.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was no impairment charge recorded in the fiscal years ended June 30, 2012 and 2011.  The market value of the iBio Stock as of June 30, 2012 was approximately $1.0 million.  Pursuant to the Loan Agreement, PNC may sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan at such time. (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Recent Accounting Pronouncements.
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”). ASU 2011-8 modifies the impairment test for goodwill and indefinite lived intangibles so that the fair value of a reporting unit is no longer required to be calculated unless the Company believes, based on qualitative factors, that it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company intends to adopt ASU 2011-8 effective July 1, 2012, which is not expected to have a material effect on the Company's consolidated financial statements.

On June 16, 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income (ASU 2011-05). This update amends ASC Topic 220, Comprehensive Income to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning July 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

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

Note 3.  Supplemental Cash Flow Information.

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Note 5. Intangible Assets, net

Intangible assets consist of trade names, license fees, and unpatented technology. The carrying amount of other intangible assets, net is as follows as of:

Amortization expense recorded on intangible assets for fiscal years ended June 30, 2012 and 2011 was $140 and $138, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Note 6. Property and Equipment

Property and equipment consists of the following:

Depreciation and amortization expense was $359 and $354 for the fiscal years ended June 30, 2012 and 2011, respectively.  In the fiscal year ended June 30, 2012, the Company disposed of property and equipment with an original cost of $76 for net proceeds of $12. For the fiscal year ended June 30, 2011, the Company disposed of fully depreciated machinery and equipment with an original cost of $136 for net proceeds of $32.

Note 7. Notes Payable and Subordinated Convertible Note Payable – CD Financial, LLC

On February 21, 2008, the Company entered into two Securities Purchase Agreements (the "SPAs") relating to a private placement of securities with two investors, one of whom is an affiliate of Carl DeSantis, a director of the Company and a major shareholder, which resulted in gross proceeds, in the aggregate, of $17,337 to the Company. The private placement involved the sale of (i) 6,000 shares of newly designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) with a stated value of $1,000 per share (the Series C Preferred Stock were converted into shares of the Company’s Common Stock in July and August 2008), (ii) $4,500 in principal amount of 9.5% Subordinated Convertible Note Payable (the “Original CD Note”), (iii) $7,000 in principal amount of 8.0% Notes Payable (the “Notes Payable”) and (iv) 200,000 shares of the Company’s common stock. The Notes Payable and the Original CD Note were secured by a pledge of substantially all of the Company’s assets.  The Notes Payable were paid in full and the Original CD Note was refinanced on June 27, 2012. See Note 8(a) and (b).

On November 24, 2009, MDC, a wholly owned subsidiary of the Company, entered into a $300 promissory note (the “CD MDC Note”) with CD Financial, a related party.  The CD MDC Note matured on November 24, 2010 and bore interest at the rate of 5%, which interest was payable quarterly.  Interest was accrued monthly and was payable upon maturity.  The CD Note was refinanced on June 27, 2012.  See Note 8(b).

On July 29, 2010, MDC, a wholly owned subsidiary of the Company, entered into a second promissory note in the amount of $40 (the “CD MDC $40 Note”) with CD Financial.  The CD MDC $40 Note matured on October 29, 2010 and bore interest at the rate of 5%.  Interest was accrued monthly and was paid on maturity.  MDC repaid the CD MDC $40 Note on October 29, 2010.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

The following table presents the stated value/principal of each of the securities issued in connection with the debt outstanding as of June 30, 2011:

(a) In connection with  a SPA, CD Financial provided gross proceeds of $7,500, exclusive of a $163 discount to be repaid by the Company at a future date (included in accrued expenses as of June 30, 2011 in the accompanying Consolidated Balance Sheet), in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share (the Series C Preferred Stock were converted into shares of the Company’s Common Stock in August 2008), and $4,500 in principal amount of Original CD Note. The Company allocated the proceeds and the discount based on the relative fair value of the Original CD Note and the Series C Preferred Stock. The Company amortized to interest expense the discount applied to the Original CD Note over the term of the note, and charged to Additional Paid in Capital the discount applied to the Series C Preferred Stock.

The Company used the following assumptions to calculate the fair value of the embedded derivative liability associated with the price protection provision on the conversion feature (assuming that 2,250,000 shares of common stock are converted) using the Black-Scholes option pricing model:

The Original CD Note bore interest at an annual rate of 9.5% and matured on February 21, 2011. On June 27, 2012, the Company refinanced the Original CD Note, see Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt.   The Original CD Note was convertible, at any time and at the holder’s option, into shares of our common stock based on a conversion price as set out in the Original CD Note. The conversion price was a formula based on the conversion price being the greater of (i) 90% of the average Volume Weighted Average Price market price of our common stock for 20 trading days immediately preceding the conversion date and (ii) $2.00, subject to adjustment in the event of a stock dividend, stock split or combination, reclassification or similar event and upon certain issuances below the conversion price.  The derivative liability associated with the price protection provision had no value as of June 30, 2011, therefore, there was no loss to be recognized in connection with the troubled debt restructuring of the Original CD Note.  (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Included in Interest Expense in the accompanying Consolidated Statement of Operations, is the following accretion costs resulted from the original stock issuance allocation and the derivative liability associated with the Original CD Note:
Also, in accordance with the Original CD Note, the Company was required to issue and deliver to CD Financial, for no additional consideration, 50,000 shares of common stock, on a quarterly basis in arrears, commencing with the three-month anniversary of the issuance date, until the Original CD Note was repaid in full, after which the Company's obligations to issue shares of common stock would no longer be applicable.  Accordingly, in each of the fiscal years ended June 30, 2012 and 2011, the Company issued 200,000 shares to CD Financial.  Pursuant to the terms of the CD Convertible Note, the Company's obligation to issue these shares ceased effective May 21, 2012.  (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

(b) On February 21, 2008, in connection with a SPA, Imperium Master Fund, Ltd (“Imperium”) provided gross proceeds of $9,837, including a discount of $163, in exchange for 3,000 shares of Series C Preferred Stock, with a stated value of $1,000 per share (the Series C Preferred Stock were converted into shares of the Company’s Common Stock in July and August 2008), $7,000 in principal amount of 8.0% Notes Payable and 200,000 shares of the Company’s common stock. The Notes Payable originally matured on February 21, 2009. The Company allocated the proceeds and the discount based on the relative fair value of the Notes Payable, the Series C Preferred Stock and the Company’s common stock. The Company amortized, to interest expense, the discount applied to the Notes Payable over the term of the notes and charged to Additional Paid in Capital the discounts applied to the Series C Preferred Stock and the common stock.

On October 14, 2008, the Company and the holders of the Notes Payable (the “Note Payable Holders”) amended their SPA to extend the maturity from February 21, 2009 to November 15, 2009 and the Note Payable Holders agreed to forgo the 200,000 shares of common stock.  In consideration for extending the maturity of the Notes Payable,  (i) a 11.5% premium was granted on the principal, thus aggregating a principal balance due of $7,805 and certain other amounts payable under the Notes Payable, if any, (ii) certain new covenants were applicable to the Company effective October 14, 2009, (iii) the Company issued warrants to purchase 500,000 shares of the Company’s Common Stock, with a five year term at an exercise price of $0.80 per share, subject to certain price protection provisions and (iv) the Company agreed to register the resale of the shares of the Company’s Common Stock for which the warrants are exercisable. On June 27, 2012, the Company repaid in full all amounts owed to the Note Payable Holders.  See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

The Notes Payable in the amount of $7,000 bore interest at a rate of 8.0% ($7,805 as of October 1, 2011) and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method.  As of June 30, 2012 and 2011, the related embedded derivative liability with respect to the amended Notes Payable had estimated fair values of $7 and $16, respectively.

In the fiscal year ended June 30, 2012, the Company incurred forbearance fees aggregating $1.1 million relating to the Notes Payable, $1.0 million of which was pursuant to the Forbearance Agreement, dated as of October 4, 2011, entered into between the Company and the collateral agent for the Note Payable Holders (the “Forbearance Agreement”) which extended, among other things, the due date of the Notes Payable until March 31, 2012.  Several extensions of the Forbearance Agreement were granted from December 31, 2011 through February 8, 2012; however, on February 8, 2012, the forbearance period under the Forbearance Agreement expired. On June 13, 2012, the Company incurred and paid an additional $0.1 million in forbearance fees to the collateral agent for the Note Payable Holders in consideration of their forbearance until the closing of the senior credit facility.  See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt.

The Company used the following assumptions to calculate the fair value of the derivative liability relating to the warrants issued on October 14, 2008 using the Black-Scholes option pricing model:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt

As of June 30, 2012, the Company had the following debt outstanding:

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of June 30, 2012). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of June 30, 2012).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

On June 27, 2012, the Company borrowed an initial Revolving Advance of approximately $2.7 million, and the proceeds of this initial Revolving Advance, combined with the proceeds of the Term Loan and the CD Notes (as defined below) provided aggregate cash of $8.1 million (the “Refinancing Proceeds”).  The Refinancing Proceeds together with the Company’s cash provided from its operating activities were used to (i) repay in full the Notes Payable, (ii) to pay to Imperium, in its capacity as collateral agent for the Note Payable Holders, (A) the 11.5% premium ($805), which was payable at the maturity of the Notes Payable on November 15, 2009, (B) the $1.0 million forbearance fee payable under the Forbearance Agreement, dated as of October 4, 2008, by and among the Company and Imperium, in its capacity as collateral agent for the Note Payable Holders,  (C) $45, representing accrued interest in respect of the Notes Payable, and (D) $87, representing fees and expenses owed by the Company to the Note Payable Holders under the terms of the their SPA.  (See Note 7. Notes Payable and Subordinated Convertible Note Payable – CD Financial, LLC)

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

The principal balance of the Revolving Advances is payable on the Senior Maturity Date, subject to acceleration, based upon a material adverse event clause, as defined, subjective accelerations for borrowing base reserves, as defined or upon the occurrence of any event of default under the Loan Agreement or earlier termination of the Loan Agreement pursuant to the terms thereof.  The Term Loan shall be repaid in sixty (60) consecutive monthly installments of principal, the first fifty nine (59) of which shall be in the amount of $44, commencing on the first business day of August, 2012, and continuing on the first business day of each month thereafter, with a final payment of any unpaid balance of principal and interest payable on the first business day of July, 2017. The foregoing is subject to customary mandatory prepayment provisions and acceleration upon the occurrence of any event of default under the Loan Agreement or earlier termination of the Loan Agreement pursuant to the terms thereof.

The Revolving Advances are subject to the terms and conditions set forth in the Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $8.0 million or (y) an amount equal to the sum of: (i)up to 85%, subject to the provisions in the Loan Agreement, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 65%, subject to the provisions in the Loan Agreement, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), minus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, minus (iv) such reserves as Agent may reasonably deem proper and necessary from time to time.

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company must sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the outstanding amount of all loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2013, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.

Interest in respect of the Senior Credit Facility is payable in arrears on the first day of each month with respect to Revolving Advances or the Term Loan bearing interest at PNC’s Base Rate plus 2.75% and 3.25%, respectively, and at the end of each interest period with respect to Revolving Advances or the Term Loan bearing interest at the Eurodollar Rate plus 2.75% and 3.25%, respectively.

In connection with the Senior Credit Facility, each of E. Gerald Kay, an officer, director and major stockholder of the Company, and Carl DeSantis, a director and major stockholder of the Company (collectively, the “Guarantors”), entered into Continuing Limited Guarantees (collectively, the “Individual Guarantees”) with PNC whereby each Guarantor irrevocably and unconditionally guarantees the full, prompt and unconditional payment, when due, whether by acceleration or otherwise, of any and all obligations of the Borrowers under the Loan Agreement and the other loan documents. The liability of each Guarantor under his respective Individual Guarantee is limited to a maximum of $1.0 million. The Individual Guarantees will automatically terminate upon the satisfaction of certain conditions set forth in the Loan Agreement.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Also, in connection with the Senior Credit Facility, PNC and CD Financial entered into the Intercreditor and Subordination Agreement (the “Intercreditor Agreement”), which was acknowledged by the Borrowers, pursuant to which, among other things, (a) the lien of CD Financial on assets of the Borrowers is subordinated to the lien of PNC on such assets during the effectiveness of the Senior Credit Facility, and (b) priorities for payment of the debt for the Company and its subsidiaries (as described in this Note 8) are established.

In addition, in connection with the Senior Credit Facility, the following loan documents were executed: (i) the Company has entered into a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) IHT Properties has entered into a Mortgage and Security Agreement with PNC; and (iii) the Borrowers have entered into an Environmental Indemnity Agreement with PNC.

CD FINANCIAL, LLC TROUBLED DEBT RESTRUCTURING

On June 27, 2012, the Company also entered into an Amended and Restated Securities Purchase Agreement (the “CD SPA”) with CD Financial, which amended and restated the Securities Purchase Agreement, dated as of February 21, 2008, between the Company and CD Financial, pursuant to which the Company issued to CD Financial a 9.5% Convertible Senior Secured Note in the original principal amount of $4,500 (the “Original CD Note”).  (See Note 7. Notes Payable and Subordinated Convertible Note Payable – CD Financial, LLC). Pursuant to the CD SPA,  the Company issued to CD Financial (i) the Amended and Restated Convertible Promissory Note in the principal amount of $5,350 (the “CD Convertible Note”) and (ii) the Promissory Note in the principal amount of $1,714 (the “Liquidity Note”, and collectively with the CD Convertible Note, the “CD Notes”). The CD Notes mature on July 7, 2017.  In accordance with the applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring.  No gain on debt extinguishment was recognized in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2012 as the undiscounted cash flows of the restructured debt was greater than the carrying amount of the debt prior to the restructuring.

The proceeds of the CD Notes were used to refinance (a) the Original CD Note, (b) the CD MDC Note which was assigned by MDC to the Company, (c) past due interest in the aggregate amount of $333 and (d) other expenses owed to CD Financial by the Company in the aggregate amount of approximately $217.

The CD Notes are secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and iBio Stock owned by the Company. The CD Notes bear interest at an annual rate of 6% and have a default rate of 10%.

The CD Convertible Note is convertible at the option of CD Financial into common stock of the Company at a conversion price of $0.65 per share, subject to customary adjustments including conversion price protection provisions.

Pursuant to the terms of the Loan Agreement and the Intercreditor Agreement, during the effectiveness of the Senior Credit Facility, (i) the principal of the CD Convertible Note may not be repaid, (ii) the principal of the Liquidity Note may only be repaid if certain conditions under the Loan Agreement are satisfied, and (iii) interest in respect of the CD Notes may only be paid if certain conditions under the Intercreditor Agreement are satisfied.

The CD SPA contains customary contains customary representations and warranties, covenants and events of default, including, without limitation, an event of default tied to any change of control as defined in the CD SPA.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of June 30, 2012, the related embedded derivative liability with respect to the CD Convertible Note has an estimated fair value of $555.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

OTHER LONG TERM DEBT

On June 27, 2012, MDC and the Company entered into separate promissory notes with Vitamin Realty Associates, LLC (“Vitamin Realty”) and E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a majority shareholder, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey.  (See Note 13. Commitments and Contingencies (a) Leases – Related Parties).  The Kay Note represents amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  (See Note 14. Related Party Transactions).  The Related Party Notes mature on July 7, 2017 and accrue interest at an annual rate of 4% per annum. Interest in respect of the Related Party Notes is payable on the first business day of each calendar month.  Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Loan Agreement are satisfied.

On March 31, 2012, the Company entered into an auto loan financing with Acura Financial Services, Inc, in the amount of $41, which loan is secured by an automobile and matures on April 15, 2017.  Interest and principal in the amount of less than $1 is payable monthly and bears interest at the rate of 1.9%.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Note 9. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2012 and 2011 are presented below:

The weighted average interest rate paid was 8.58% and 8.59% in the fiscal years ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and 2011, the Company had accrued unpaid interest of approximately $8 and $300, respectively.

Note 10. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

Net operating losses (“NOL”) of approximately $37,498 will expire beginning in 2024 for federal purposes. State NOL’s of approximately $26,322 expires beginning in 2013 through 2030 depending on the state in which the NOL’s were generated. The Company also has capital losses of $3,230 which will begin to expire in 2013.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets in the fiscal year ended June 30, 2009.  In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of June 30, 2012 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

The components of the provision for income taxes consists of the following:

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2012.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2012 and 2011.

The federal and state tax returns for the years ending June 30, 2009, 2010 and 2011 are currently open and the tax returns for the year ended June 30, 2012 will be filed by March 15, 2013.

Note 11. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions.  As of January 1, 2009, the Company curtailed the Company’s matching percentage of employee contributions into the profit-sharing plan for the benefit of the employees.  As of October 15, 2012, the Company has not determined when or if it will reinstate the discretionary employer match in the profit-sharing plan for the benefit of the employees.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Note 12. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250.  As of June 30, 2012, the Company had $11 of uninsured deposits at these financial institutions.

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

(c) Major Customers. For the fiscal years ended June 30, 2012 and 2011 approximately 77% and 79%, respectively, of net sales were derived from two customers.  Accounts receivable from these customers represented approximately 58% and 45% of total net accounts receivable as of June 30, 2012 and 2011, respectively. The loss of either of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 59% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed in May 2012 and expires in August 2015.

Note 13. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 90% owned by the Company’s chairman, president and major stockholder and certain family members, who are also executive officers and directors of the Company.  On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  Also on January 5, 2012, AgroLabs entered into a lease agreement with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which expires on January 31, 2019.  This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for the fiscal years ended June 30, 2012 and 2011 on these leases were $750 and $739, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. For the fiscal years ended June 30, 2012 and 2011, the Company had an outstanding obligation to Vitamin Realty of $776 and $738, respectively, included in accounts payable and long term debt in the accompanying Consolidated Balance Sheet.  (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

The minimum rental and lease commitments for long-term non-cancelable leases are as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $1,132 and $1,116 for the fiscal years ended June 30, 2012 and 2011, respectively.

 (b) Legal Proceedings.

The Company is subject, from time to time, to claims by third parties under various legal theories.  The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

(c) Other Claims.

On May 15, 2012, Cedarburg Pharmaceuticals, Inc. ("Cedarburg") sent the Company a letter (the "Demand Letter") setting forth a demand for indemnification under the Stock Purchase Agreement, dated March 17, 2009 (the "Cedarburg SPA"), by and among Cedarburg, InB: Hauser Pharmaceutical Services, Inc., InB: Paxis Pharmaceuticals, Inc. and the Company.  In the Demand Letter, Cedarburg demanded payment by the Company of $600 in respect of the Company's indemnification obligations under the Cedarburg SPA.  In addition, in the Demand Letter, Cedarburg informed the Company that there are also environmental issues pending which may lead to additional costs to Cedarburg which will likely be in excess of $300.

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company's position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company's letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating the Company's position that it has no obligation to indemnify Cedarburg as demanded.  As of October 15, 2012, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

Note 14. Related Party Transactions

On June 27, 2012, Carl DeSantis, a director and major shareholder of the Company and a member of CD Financial entered into a Limited Guaranty Agreement with PNC in the amount of $1.0 million. (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

On June 27, 2012, E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a major shareholder entered into a Limited Guaranty Agreement with PNC in the amount of $1.0 million and a promissory note with the Company in the amount of $27.  (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

Neither Mr. DeSantis nor Mr. Kay received any compensation from the Company in connection with these guarantees.

See Note 7. Notes Payable and Subordinated Convertible Note Payable – CD Financial, LLC for related party securities transactions.

See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt for related party securities transactions.

See Note 13(a) - Leases for related party lease transactions.

Note 15. Equity Transactions

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

For the fiscal year ended June 30, 2011, options to purchase 25,000 shares of common stock with exercise prices below the market price were outstanding but were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period.  Options and warrants to purchase 3,415,338 and 3,263,755 shares of common stock were outstanding as of June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the market price of the common shares.

For the fiscal years ended June 30, 2012 and 2011, Subordinated Convertible Note Payables common share equivalents of 8,230,769 and 2,250,000, respectively were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

During the fiscal year ended June 30, 2012 and 2011, the Company has incurred stock compensation expense of $10 and $234, respectively and is included in selling and administrative expenses in the consolidated statement of operations.  Stock compensation expense includes Restricted Stock Units granted under the Company’s Stock Option Plan that are also expensed over the vesting period.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012 AND 2011 AND
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 AND 2011
(in thousands, except share and per share amounts)

The intrinsic value of options outstanding and exercisable at June 30, 2012 and 2011 was none and $2, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2012 under the Company’s stock option plans:

(b) Warrants. As of June 30, 2012 and 2011, the Company has 500,000 warrants outstanding to purchase shares of common stock at $0.80.  All warrants are currently exercisable and expire in October 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: October 15, 2012	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: October 15, 2012	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer