Form 10-Q
period 2012-09-30
INTEGRATED BIOPHARMA INC
filed 2012-11-19
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐    No  ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 15, 2012
Common Stock, $0.002 par value	21,080,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three Months Ended September 30, 2012

Disclosure Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2012 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30, 2012	June 30, 2012
Assets		
Current Assets:		
Cash	$ 216	$ 145
Accounts receivable, net	2,256	2,035
Inventories	5,451	5,290
Investment in iBio, Inc., restricted	823	823
Other current assets	439	391
Total current assets	9,185	8,684
Intangible assets, net	1,119	1,154
Property and equipment, net	1,359	1,449
Security deposits and other assets	511	590
Total Assets	$ 12,174	$ 11,877
Liabilities and Stockholders' Deficiency:		
Current Liabilities:		
Advances under revolving credit facility	$ 2,955	$ 2,677
Accounts payable (includes $76 and $72 due to related party, respectively)	6,407	6,481
Accrued expenses and other current liabilities	1,594	1,549
Current portion of long term debt	1,540	1,496
Total current liabilities	12,496	12,203
Long term debt	4,563	4,698
Subordinated convertible note, net - CD Financial LLC	4,822	4,796
Derivative liabilities	1,648	563
Total liabilities	23,529	22,260

	Three months ended September 30, 2012		Three months ended September 30, 2011	
Cash flows provided by operating activities:				
Net (loss) income	$	(972)	$	363
Adjustments to reconcile net (loss) income to net cash provided by operating activities:				
Depreciation and amortization		107		120
Accretion of financing instruments		57		-
Financing costs for stock issued in connection with Convertible Note Payable		-		4
Change in fair value of derivative liabilities		1,085		(10)
Loss (gain) on sale of fixed assets		6		(2)
Compensation expense for employee stock options		-		5
Changes in assets and liabilities:				
Decrease (increase) in:				
Accounts receivable		(221)		(707)
Inventories		(161)		1,005
Other current assets		(48)		33
Security deposits and other assets		49		(3)
(Decrease) increase in:				
Accounts payable		(73)		(1,975)
Accrued expenses and other liabilities		45		1,384
Net cash (used in) provided by operating activities		(126)		217
Cash flows from investing activities:				
Purchase of property and equipment		(8)		(1)
Proceeds from sale of property and equipment		18		2
Net cash provided by investing activities		10		1

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“Form 10-K”), as filed with the SEC. The June 30, 2012 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year ending June 30, 2013 or for any other period.

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

Significant Accounting Policies

There have been no material changes during fiscal year 2013 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Investment in iBio, Inc.- Restricted. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was no impairment charge recorded in each of the three month periods ended September 30, 2012 and 2011.  The market value of the iBio Stock as of September 30, 2012 was approximately $1.3 million.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), PNC may sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Stock options and warrants  to purchase or otherwise obtain 2,766,088 shares of common stock were not included in the fully diluted computation for earnings per share as their exercise prices were greater than the market price of the common shares as of September 30, 2012 and  stock options to purchase or otherwise obtain 646,250  shares of common stock were not included in the fully diluted computation for earnings per share as they were anti-dilutive as a result of net losses applicable to common shareholders.

Stock options and warrants to purchase or otherwise obtain shares of common stock were not included in the fully diluted computation for earnings per share as their exercise prices were greater than the market price of the common shares as of September 30, 2011.

For the three months ended September 30, 2012 and 2011, common shares issuable upon a conversion of the Original CD Note and the CD Convertible Note, respectively of 8,230,769 and 2,250,000, respectively, were not included in the computation of diluted earnings per share as they were anti-dilutive.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Note 3. Intangible Assets, net

Intangible assets consist of trade names, license fees, and unpatented technology. The carrying amount of other intangible assets, net is as follows as of:

Amortization expense recorded on intangible assets for the three months ended September 30, 2012 and 2011 was $35 and $34, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Depreciation and amortization expense was $73 and $86 for the three months ended September 30, 2012 and 2011, respectively.  In the three months ended September 30, 2012, the Company disposed of property and equipment with an original cost of $188 for net proceeds of $18. For the three months ended September 30, 2011, the Company disposed of fully depreciated property and equipment with an original cost of $2 for net proceeds of $2.

Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt

As of September 30 and June 30, 2012, the Company had the following debt outstanding:

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC as agent and lender and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and the iBio Stock owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of September 30 and June 30, 2012). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of September 30 and June 30, 2012).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

The Revolving Advances are subject to the terms and conditions set forth in the Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $8.0 million or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Loan Agreement, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 65%, subject to the provisions in the Loan Agreement, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), minus (iii)the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, minus (iv) such reserves as Agent may reasonably deem proper and necessary from time to time.

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company must sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the outstanding amount of all loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2013, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.  As of September 30, 2012, the Company is in compliance with the fixed charge coverage ratio maintenance requirement.

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

Also, in connection with the Senior Credit Facility, PNC and CD Financial, LLC (“CD Financial”) entered into the Intercreditor and Subordination Agreement (the “Intercreditor Agreement”), which was acknowledged by the Borrowers, pursuant to which, among other things, (a) the lien of CD Financial on assets of the Borrowers is subordinated to the lien of PNC on such assets during the effectiveness of the Senior Credit Facility, and (b) priorities for payment of the debt for the Company and its subsidiaries (as described in this Note 5) are established.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

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

CD FINANCIAL, LLC TROUBLED DEBT RESTRUCTURING

On June 27, 2012, the Company also entered into an Amended and Restated Securities Purchase Agreement (the “CD SPA”) with CD Financial, which amended and restated the Securities Purchase Agreement, dated as of February 21, 2008, between the Company and CD Financial, pursuant to which the Company issued to CD Financial a 9.5% Convertible Senior Secured Note in the original principal amount of $4,500 (the “Original CD Note”).  Pursuant to the CD SPA,  the Company issued to CD Financial (i) the Amended and Restated Convertible Promissory Note in the principal amount of $5,350 (the “CD Convertible Note”) and (ii) the Promissory Note in the principal amount of $1,714 (the “Liquidity Note”, and collectively with the CD Convertible Note, the “CD Notes”). The CD Notes mature on July 7, 2017.  In accordance with the applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring.  No gain on debt extinguishment was recognized as the undiscounted cash flows of the restructured debt was greater than the carrying amount of the debt prior to the restructuring.

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

The CD SPA contains customary representations and warranties, covenants and events of default, including, without limitation, an event of default tied to any change of control as defined in the CD SPA.

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of September 30 and June 30, 2012, the related embedded derivative liability with respect to the CD Convertible Note has an estimated fair value of $1,621 and $555, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

OTHER LONG TERM DEBT

On June 27, 2012, MDC and the Company entered into separate promissory notes with (i) Vitamin Realty Associates, LLC (“Vitamin Realty”) , which is 90% owned by the Company’s chairman, president and major stockholder and certain family members, who are also executive officers and directors of the Company, and (ii) E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a majority shareholder, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey.  (See Note 7. Commitments and Contingencies (a) Leases – Related Parties).  The Kay Note represents amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  The Related Party Notes mature on July 7, 2017 and accrue interest at an annual rate of 4% per annum. Interest in respect of the Related Party Notes is payable on the first business day of each calendar month.  Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Loan Agreement are satisfied.

On March 31, 2012, the Company entered into an auto loan financing with Acura Financial Services, Inc, in the amount of $41, which loan is secured by an automobile and matures on April 15, 2017.  Interest and principal in the amount of less than $1 is payable monthly and bears interest at the rate of 1.9%.

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2012, approximately 72% of total net sales were derived from two customers as compared to approximately 80% of total net sales derived from two customers in the three months ended September 30, 2011.  Accounts receivable as of September 30, 2012 from these customers represented approximately 64% of total accounts receivable. The loss of either of these customers would have an adverse affect on the Company’s operations.  Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 61% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The union contract was renewed in May 2012 and expires in August 2015.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Note 7. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty.  On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  Also on January 5, 2012, AgroLabs entered into a lease agreement with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which expires on January 31, 2019.  This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for the three months ended September 30, 2012 and 2011 on these leases were $271 and $184 respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2012 and June 30, 2012, the Company had an outstanding obligation of $784 and $776, respectively, included in accounts payable and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles.

The minimum rental commitment for long-term non-cancelable leases is as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $338 and $276 for the three months ended September 30, 2012 and 2011, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012 AND JUNE 30, 2012 AND FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

(c) Other Claims.

On May 15, 2012, Cedarburg Pharmaceuticals, Inc. ("Cedarburg") sent the Company a letter (the "Demand Letter") setting forth a demand for indemnification under the Stock Purchase Agreement, dated March 17, 2009 (the "Cedarburg SPA"), by and among Cedarburg, InB: Hauser Pharmaceutical Services, Inc., InB: Paxis Pharmaceuticals, Inc. and the Company.  In the Demand Letter, Cedarburg demanded payment by the Company of $0.6 million in respect of the Company's indemnification obligations under the Cedarburg SPA.  In addition, in the Demand Letter, Cedarburg informed the Company that there are also environmental issues pending which may lead to additional costs to Cedarburg which will likely be in excess of $0.3 million.

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  As of November 19, 2012, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Note 8. Related Party Transactions

On June 27, 2012, Carl DeSantis, a director and major shareholder of the Company and a member of CD Financial and E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a major shareholder each entered into Limited Guaranty Agreements with PNC in the amount of $1.0 million each. (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

Neither Mr. DeSantis nor Mr. Kay received any compensation from the Company in connection with these guarantees.

See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt for related party securities transactions.

See Note 7(a). Leases for related party lease transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Our management team continues to focus on expanding our customer base to decrease our financial reliance on our historical major customers.  In the three months ended September 30, 2012, our sales to our major customers decreased to approximately 72% of net sales from approximately 80% of net sales in the three months ended September 30, 2011.  We believe that this expansion in our customer base may lead to more sales as each of these new customers should increase the volume of business in the future.  Additionally, as our sales volumes continue to grow, our fixed overhead costs will be allocated over more sales and ultimately decrease as a percentage of sales.

In the quarter ended September 30, 2012, our income from operations was approximately $0.4 million, which results covered our debt service requirements and provided additional cash flows to pay our suppliers in a more timely manner than in the past and improve relationships with them.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2012. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Sales, net. Sales, net, for the three months ended September 30, 2012 and 2011 were $8.5 million and $10.9 million, respectively, a decrease of 22%, and are comprised of the following:

For the three months ended September 30, 2012, approximately 72% of total net sales were derived from two customers as compared to approximately 80% of total net sales from two customers for the three months ended September 30, 2011.  The loss of any of these customers could have an adverse affect on our operations.

The decrease in our net sales is primarily the result of the decrease in the volume of sales to (i) one of our significant customers, Costco Wholesale Corporation, in our proprietary branded nutraceutical product line of $1.6 million, (ii) $0.5 million to other customers in our branded nutraceutical product line (primarily U.S. customers decrease) and (iii) approximately $0.4 million in our contract manufacturing product sales primarily due to decreased sales volumes to our major customer, Herbalife of $1.1 million, offset in part, by increases in sales to a new customer of $0.7 million.

Cost of sales.  Cost of sales decreased by $1.2 million to $6.9 million for the three months ended September 30, 2012, as compared to $8.1 million for the three months ended September 30, 2011.  Cost of sales increased as a percentage of sales to 81.5% for the three months ended September 30, 2012 as compared to 74.7% for the three months ended September 30, 2011. The decrease in the cost of goods sold amount was primarily the result of decreased sales.  The cost of sales as a percentage of sales increased as a result of a greater percentage of sales being derived from our contract manufacturing, which has a higher cost of goods sold percentage (approximately 84%) as compared to the proprietary branded nutraceutical product line (approximately 57%).

Selling and Administrative Expenses.  Selling and administrative expenses were $1.2 million for the three months ended September 30, 2012, as compared to $2.1 million for the three months ended September 30, 2011, a decrease of approximately $0.9 million or 44%. As a percentage of sales, net, selling and administrative expenses were 14.1% for the three months ended September 30, 2012 and 19.7% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.9 million is mainly due to decreases in advertising and other marketing expenses ($0.6 million) and compensation and employee benefits ($0.1 million).

Our advertising and marketing costs decreased by approximately $0.6 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations.  As a percentage of sales, our advertising and marketing costs represented 2.5% in the three months ended September 30, 2012 compared to 7.5% in the three months ended September 30, 2011.  The decrease in marketing and advertising expenses is a direct result of the decreases in sales of approximately $2.0 million in our branded proprietary nutraceutical products as well as a move away from performing in-store demos on our products and to instead, offering promotional discounts to consumers to increase our pull through rates.

Our compensation and employee benefits decreased by $0.1 million as a result of decreasing our staff primarily as a result of closing our warehouse facility in Texas.

Other expense, net. Other expense, net was approximately $1.3 million for the three months ended September 30, 2012 compared to $0.2 million for the three months ended September 30, 2011, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the increase in the trading price of our common stock from $0.09 as of June 30, 2012 to $0.25 as of September 30, 2012.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.

Federal and state income tax, net. For the three months ended September 30, 2012 and 2011, we had a minimal amount of state tax expenses.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.

Net (loss) income. Our net loss for the three months ended September 30, 2012 was $0.9 million as compared to net income of $0.4 million for the three months ended September 30, 2011. The change in net (loss) income of approximately $1.3 million is primarily the result of the increase in other expense of $1.0 million and a decrease in income from operations of approximately $0.2 million.

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

At September 30, 2012, our working capital deficit was approximately $3.3 million, a decrease of approximately $0.2 million in our working capital deficit of approximately $3.5 million at June 30, 2012. Our current assets increased by $0.5 million and our current liabilities increased by $0.3 million.

Net cash used in operating activities of $0.1 million in the three months ended September 30, 2012, includes net loss of approximately $1.0 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.3 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $0.4 million and was the result of increases in accounts receivable and inventories of $0.2 million each.

Net cash provided by operating activities of $0.2 million in the three months ended September 30, 2011, includes net income of $0.4 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.5 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $0.3 million and was the result of increases in accounts receivable of $0.7 million and a decrease in accounts payable and accrued expenses of $0.6 million, offset by an increase in inventories of approximately $1.0 million.

Cash provided by investing activities was from the sale of machinery and equipment of $18,000 and $2,000, offset by the use of cash for the purchase of fixed assets of approximately $8,000 and $1,000 in the three months ended September 30, 2012 and 2011, respectively.
Cash provided by financing activities was approximately $187,000 for the three months ended September 30, 2012, $8.5 million from advances under our revolving credit facility offset by payments under our revolving credit facility of $8.2 million and repayments of principal under our term note in the amount of $90,000.  Cash used in financing activities was approximately $12,000 for the three months ended September 30, 2011 for payments under our capitalized lease obligation.

As of September 30, 2012, we had cash of $0.2 million, funds available under our revolving credit facility of approximately $1.4 million and a working capital deficit of $3.3 million. Our working capital deficit includes (i) $3.0 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due and (ii) $1.0 million in long term debt which is also classified as currently due as a result of a prepayment provision which requires the company to sell its iBio, Inc. common stock if the trading price per share falls below a certain level and use the proceeds to repay our term loan with PNC. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, although we had a loss for the three months ended September 30, 2012, we had income from operations of approximately $0.4 million in the three months ended September 30, 2012.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements for the quarter ending September 30, 2013.

Our total annual commitments at September 30, 2012 for long term non-cancelable leases of approximately $592,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

On May 15, 2012, Cedarburg Pharmaceuticals, Inc. ("Cedarburg") sent us a letter (the "Demand Letter") setting forth a demand for indemnification under the Stock Purchase Agreement, dated March 17, 2009 (the "Cedarburg SPA"), by and among Cedarburg, InB: Hauser Pharmaceutical Services, Inc., InB: Paxis Pharmaceuticals, Inc. and the Company.  In the Demand Letter, Cedarburg demanded payment by us of $0.6 million in respect of the Company's indemnification obligations under the Cedarburg SPA.  In addition, in the Demand Letter, Cedarburg informed us that there are also environmental issues pending which may lead to additional costs to Cedarburg which will likely be in excess of $0.3 million.

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that it has no obligation to indemnify Cedarburg as demanded.  As of November 19, 2012, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2012 and 2011 were approximately $8,000 and $1,000, respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2013. The total amount is expected to be funded from cash provided from its operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2012, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

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
101
The following financial information from Integrated Biopharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of September 30, 2012 and June 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 19, 2012	By: /s/ E. Gerald Kay
E. Gerald Kay
President and Chief Executive Officer

Date: November 19, 2012	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer & Senior Vice President