Form 10-Q
period 2012-12-31
INTEGRATED BIOPHARMA INC
filed 2013-02-19
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2013
Common Stock, $0.002 par value	21,080,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Six Months Ended December 31, 2012

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31, 2012	June 30, 2012
Assets		
Current Assets:		
Cash	$ 124	$ 145
Accounts receivable, net	2,958	2,035
Inventories	6,493	5,290
Investment in iBio, Inc. - restricted	823	823
Other current assets	332	391
Total current assets	10,730	8,684
Intangible assets, net	1,085	1,154
Property and equipment, net	1,289	1,449
Security deposits and other assets	483	590
Total Assets	$ 13,587	$ 11,877
Liabilities and Stockholders' Deficiency:		
Current Liabilities:		
Advances under revolving credit facility	$ 3,851	$ 2,677
Accounts payable (includes $127 and $72 due to related party)	7,028	6,481
Accrued expenses and other current liabilities	1,438	1,549
Current portion of long term debt	875	1,496
Total current liabilities	13,192	12,203
Long term debt	5,093	4,698
Subordinated convertible note, net - CD Financial LLC	4,849	4,796
Derivative liabilities	991	563
Total liabilities	24,125	22,260

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Six months ended December 31,	
	2012	2011
Cash flows used in operating activities:		
Net loss	$ (155)	$ (422)
Adjustments to reconcile net loss to net cash used in operating activities:		
Depreciation and amortization	213	240
Accretion of financing instruments	113	-
Forbearance fee payable	-	1,000
Financing costs for stock issued in connection with Convertible Note Payable	-	6
Change in fair value of derivative liabilities	428	(15)
Loss (gain) on sale of fixed assets	6	(5)
Compensation expense for employee stock options	-	10
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	(923)	(75)
Inventories	(1,203)	1,714
Other current assets	59	(27)
Security deposits and other assets	47	(3)
(Decrease) increase in:		
Accounts payable	547	(3,204)
Accrued expenses and other liabilities	(111)	525
Net cash used in operating activities	(979)	(256)
Cash flows from investing activities:		
Purchase of property and equipment	(8)	(7)
Proceeds from sale of property and equipment	18	5
Net cash provided by (used in) investing activities	10	(2)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“Form 10-K”), as filed with the SEC. The June 30, 2012 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year ending June 30, 2013 or for any other period.

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

Investment in iBio, Inc.- Restricted. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was no impairment charge recorded in each of the three and six month periods ended December 31, 2012 and 2011.  The market value of the iBio Stock as of December 31, 2012 was approximately $0.8 million.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. In the three month period ended December 31, 2012, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  As of February 19, 2013, the Company has not sold any shares of the iBio Stock; however, the Company will be selling shares in the near term and using such net proceeds to prepay the term note with PNC.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

 Earnings Per Share. Basic earnings per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, and warrants, subject to anti-dilution limitations using the treasury stock method and the assumed conversion shares of all potentially dilutive convertible notes payable subject to anti-dilution limitations using the if converted method.

The following options, warrants and potentially dilutive shares of convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2012 and 2011:

Stock options to purchase or otherwise obtain 634,500 shares of common stock, however, were included in the diluted earnings per share computation for earnings per share in the three month period ended December 31, 2012 as their exercise prices were less than the market price of the common shares as of December 31, 2012.

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Note 3. Intangible Assets, net

Intangible assets consist of trade names, license fees, and unpatented technology. The carrying amount of intangible assets, net is as follows as of:

Amortization expense recorded on intangible assets for each of the three and six months ended December 31, 2012 and 2011 was $34 and $69, respectively.  Amortization expense is recorded on the straight-line method over periods ranging from 10 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

Depreciation and amortization expense was $73 and $86 for the three and six months ended December 31, 2012 and 2011, respectively.  In the three and six months ended December 31, 2012, the Company disposed of property and equipment with an original cost of $188 for net proceeds of $18. For the three and six months ended December 31, 2011, the Company disposed of fully depreciated property and equipment with an original cost of $6 for net proceeds of $5.

Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt

As of December 31 and June 30, 2012, the Company had the following debt outstanding:

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC as agent and lender and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and the iBio Stock owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of December 31 and June 30, 2012). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of December 31 and June 30, 2012).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company must sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the outstanding amount of all loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2013, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.  As of December 31, 2012, the Company is in compliance with the fixed charge coverage ratio maintenance requirement.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of December 31 and June 30, 2012, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $988 and $555, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(in thousands, except share and per share amounts)
(Unaudited)

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

OTHER LONG TERM DEBT

On June 27, 2012, MDC and the Company entered into separate promissory notes with (i) Vitamin Realty Associates, LLC (“Vitamin Realty”), which is 90% owned by the Company’s chairman, president and major stockholder and certain family members, who are also executive officers and directors of the Company, and (ii) E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a majority shareholder, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey.  (See Note 7. Commitments and Contingencies (a) Leases – Related Parties).  The Kay Note represents amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  The Related Party Notes mature on July 7, 2017 and accrue interest at an annual rate of 4% per annum. Interest in respect of the Related Party Notes is payable on the first business day of each calendar month.  Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Loan Agreement are satisfied.

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three and six months ended December 31, 2012, approximately 73% and 72%, respectively of total net sales were derived from two customers as compared to approximately 84% and 81% of total net sales derived from two customers in the three and six months ended December 31, 2011, respectively.  Accounts receivable as of December 31, 2012 from these customers represented approximately 47% of total accounts receivable. The loss of any of these customers would have an adverse affect on the Company’s operations.  Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 61% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The union contract was renewed in May 2012 and expires in August 2015.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

Rent expense for the three and six months ended December 31, 2012 and 2011 on these leases were $196 and $172 and $391 and $355, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2012 and June 30, 2012, the Company had an outstanding obligation to Vitamin Realty of $838 and $776, respectively, included in accounts payable and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles.

The minimum rental commitment for long-term non-cancelable leases is as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $239 and $267 and $500 and $543 for the three and six months ended December 31, 2012 and 2011, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND JUNE 30, 2012 AND FOR THE
THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of February 19, 2013, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

Our management team continues to focus on expanding our customer base to decrease our financial reliance on our historical major customers.  In the three and six months ended December 31, 2012, our sales to our major customers decreased to approximately 73% and 72%, respectively, of net sales from approximately 84% and 80% of net sales in the three and six months ended December 31, 2011, respectively.  We believe that this expansion in our customer base may lead to more sales as each of these new customers should increase the volume of business in the future.  We experienced this in the six month period ended December 31, 2012 with the decline of sales from one major customer, Costco Wholesale Corporation being replaced with a new customer, Life Extensions.  Additionally, if our anticipated sales volumes growth is met, our fixed overhead costs will be allocated over more sales and ultimately decrease as a percentage of sales.

In the three months ended December 31, 2012, we recovered approximately $0.4 million in gross profits, among other refunded costs of inventory purchased from our contract manufacturer in the branded nutraceutical product line and non reimbursable promotional discounts charged by our customers (aggregating approximately $0.7 million), as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers.  We have worked with our current manufacturer to ascertain that they have corrected the issues we encountered in this three month period and began modifying the taste of our product, as well as the manufacturing process, to meet the changing demand of our customers.  These changes are expected to occur in the three months ending March 31, 2013.

In the six months ended December 31, 2012, our income from operations was approximately $0.4 million, which, along with the $0.4 million of gross profits recovered from our contract manufacturer, covered our debt service requirements and provided additional cash flows to pay our suppliers in a more timely manner than in the past and improve relations with them.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2012. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the six months ended December 31, 2012 compared to the six months ended December 31, 2011

Sales, net. Sales, net, for the six months ended December 31, 2012 and 2011 were $15.9 million and $21.1 million, respectively, a decrease of 25%, and are comprised of the following:

For the six months ended December 31, 2012, approximately 72% of total net sales were derived from two customers as compared to approximately 81% of total net sales from two customers for the six months ended December 31, 2011.  The loss of any of these customers could have an adverse affect on our operations.

he decrease in our net sales is primarily the result of the decrease in the volume of sales of (i) $3.9 million to one of our significant customers, Costco Wholesale Corporation, in our proprietary branded nutraceutical product line (this includes a reduction in sales of approximately $0.6 million as a result of returns of product purchased from a contract manufacturer that were not manufactured in accordance with our manufacturing specifications – see Other expense, net), (ii) $0.1 million to other customers in our branded nutraceutical product line and (iii) approximately $0.8 million in our contract manufacturing product sales primarily due to decreased sales volumes to our major customer, Herbalife of $2.7 million, offset in part, by increases in sales to a new customer, Life Extensions, of $1.8 million.

Cost of sales.  Cost of sales decreased by $2.7 million to $13.2 million for the six months ended December 31, 2012, as compared to $15.9 million for the six months ended December 31, 2011.  Cost of sales increased as a percentage of sales to 83.0% for the six months ended December 31, 2012 as compared to 75.2% for the six months ended December 31, 2011. The decrease in the cost of sales amount was primarily the result of decreased sales.  The cost of sales as a percentage of sales increased as a result of a greater percentage of sales being derived from our contract manufacturing, which has a higher cost of goods sold percentage (approximately 85%) as compared to the proprietary branded nutraceutical product line (approximately 67%).

Selling and Administrative Expenses.  Selling and administrative expenses were $2.3 million for the six months ended December 31, 2012, as compared to $4.1 million for the six months ended December 31, 2011, a decrease of approximately $1.8 million or 44%. As a percentage of sales, net, selling and administrative expenses were 14.5% for the six months ended December 31, 2012 and 19.5% for the prior comparable period.

The net decrease in selling and administrative expenses of $1.8 million is mainly due to decreases in advertising and other marketing expenses of $1.1 million and compensation and employee benefits of $0.2 million.  Other selling and administrative expenses such as warehouse, office expenses, professional fees, commissions and other expenses as a group decreased by approximately $0.5 million, each individual classification decreased by less than $0.1 million from the prior comparable period.

Our advertising and marketing costs decreased by approximately $1.1 million in the six months ended December 31, 2012 compared to the six months ended December 31, 2011 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations.  As a percentage of sales, our advertising and marketing costs represented 1.9% in the six months ended December 31, 2012 compared to 6.9% in the six months ended December 31, 2011.  The decrease in marketing and advertising expenses is a direct result of the decreases in sales of approximately $3.6 million in our branded proprietary nutraceutical products as well as a move away from performing in-store demos on our products and to instead, offering promotional discounts to consumers to increase our pull through rates.

Our compensation and employee benefits decreased by $0.2 million as a result of decreasing our staff primarily as a result of closing our warehouse facility in Texas.

Other expense, net. Other expense, net was approximately $0.5 million for the six months ended December 31, 2012 compared to $1.5 million for the six months ended December 31, 2011, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the increase in the trading price of our common stock from $0.09 as of June 30, 2012 to $0.16 as of December 31, 2012.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The forbearance fee was incurred in connection with the Forbearance Agreement dated as of October 4, 2011 (the “Forbearance Agreement”), between the Company and the collateral agent for holders of certain notes payable of the Company which have been refinanced with the PNC loan facility (see Note 5 to the accompanying financial statements).  In the six months ended December 31, 2012, we recovered approximately $0.4 million in gross profits as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers.

Federal and state income tax, net. For the six months ended December 31, 2012 and 2011, we had a minimal amount of state tax expenses.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.

Net loss. Our net loss for the six months ended December 31, 2012 was $0.2 million as compared to a net loss of $0.4 million for the six months ended December 31, 2011. The change in net loss of approximately $0.2 million is primarily the result of the decrease in other expense of approximately $1.0 million and offset, in part, by a decrease in income from operations of approximately $0.7 million.

For the three months ended December 31, 2012 compared to the three months ended December 31, 2011

Sales, net. Sales, net, for the three months ended December 31, 2012 and 2011 were $7.4 million and $10.2 million, respectively, a decrease of 28%, and are comprised of the following:

For the three months ended December 31, 2012, approximately 73% of total net sales were derived from two customers as compared to approximately 84% of total net sales from two customers for the three months ended December 31, 2011.  The loss of any of these customers could have an adverse affect on our operations.

The decrease in our net sales of approximately $2.8 million is primarily the result of the decrease in the volume of sales of (i) $2.3 million to one of our significant customers, Costco Wholesale Corporation, in our proprietary branded nutraceutical product line (this includes a reduction in sales of approximately $0.6 million as a result of returns of product purchased from a contract manufacturer that were not manufactured in accordance with our manufacturing specifications – see Other income (expense), net), (ii) $0.1 million to other customers in our branded nutraceutical product line and (iii) approximately $0.4 million in our contract manufacturing product sales primarily due to decreased sales volumes to our major customer, Herbalife of $1.5 million, offset in part, by increases in sales to a new customer of $1.1 million.

Cost of sales.  Cost of sales decreased by $1.5 million to $6.3 million for the three months ended December 31, 2012, as compared to $7.7 million for the three months ended December 31, 2011.  Cost of sales increased as a percentage of sales to 84.6% for the three months ended December 31, 2012 as compared to 75.7% for the three months ended December 31, 2011. The decrease in the cost of sales amount was primarily the result of decreased sales.  The cost of sales as a percentage of sales increased as a result of a greater percentage of sales being derived from our contract manufacturing, which has a higher cost of goods sold percentage (approximately 86%) as compared to the proprietary branded nutraceutical product line (approximately 72%).

Selling and Administrative Expenses.  Selling and administrative expenses were $1.1 million for the three months ended December 31, 2012, as compared to $2.0 million for the three months ended December 31, 2011, a decrease of approximately $0.9 million or 44%. As a percentage of sales, net, selling and administrative expenses were 15.0% for the three months ended December 31, 2012 and 19.3% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.9 million is mainly due to decreases in advertising and other marketing expenses of $0.5 million.  Other selling and administrative expenses such as employee costs, warehouse, office expenses, professional fees, commissions and other expenses as a group decreased by approximately $0.4 million, with each individual classification decreasing by less than seventy thousand dollars from the prior comparable period.

Our advertising and marketing costs decreased by approximately $0.5 million in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations.  As a percentage of sales, our advertising and marketing costs represented 4.5% in the three months ended December 31, 2012 compared to 18.4% in the three months ended December 31, 2011.  The decrease in marketing and advertising expenses is a direct result of the decreases in sales of approximately $1.6 million in our branded proprietary nutraceutical products as well as a move away from performing in-store demos on our products and to instead, offering promotional discounts to consumers to increase our pull through rates.

All other selling and administrative expenses decreased by an aggregate amount of $0.4 million in the three months ended December 31, 2012 from the three month period ended December 31, 2011, primarily from the closing of our Texas warehouse facility in Dallas and secondarily from the decrease in sales as certain of our selling expenses, such as commissions, are variable expenses based on a percentage of sales.  Other costs such as professional fees are also lower as a result of no longer being in default of our debt.

Other income (expense), net. Other income (expense), net was approximately $0.8 million of other income, net for the three months ended December 31, 2012 compared to approximately $1.3 million other expense, net for the three months ended December 31, 2011, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the decrease in the trading price of our common stock from $0.25 as of September 30, 2012 to $0.16 as of December 31, 2012.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The forbearance fee was incurred in connection with the Forbearance Agreement. In the three months ended December 31, 2012, we recovered approximately $0.4 million in gross profits, as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers.

Federal and state income tax, net. For the three months ended December 31, 2012 and 2011, we had a minimal amount of state tax expenses.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.

Net income (loss). Our net income for the three months ended December 31, 2012 was $0.8 million as compared to net loss of $0.8 million for the three months ended December 31, 2011. The change in net income (loss) of approximately $1.6 million is primarily the result of the decrease in other income (expense) of $2.1 million and a decrease in income from operations of approximately $0.5 million.

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

At December 31, 2012, our working capital deficit was approximately $2.5 million, a decrease of approximately $1.0 million in our working capital deficit of approximately $3.5 million at June 30, 2012. Our current assets increased by approximately $2.0 million and our current liabilities increased by approximately $1.0 million.

Net cash used in operating activities of $1.0 million in the six months ended December 31, 2012, includes net loss of approximately $0.2 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.6 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $1.5 million and was primarily the result of increases in accounts receivable of $0.9 million and inventories of $1.2 million offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.4 million.

Net cash used in operating activities of $0.3 million in the six months ended December 31, 2011, includes a net loss of $0.4 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options and consultants and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.8 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $1.1 million and was primarily the result of a decrease in accounts payable and accrued expenses of $2.6 million, offset, in part, by a decrease in inventories of approximately $1.7 million.

Cash provided by investing activities was from the sale of machinery and equipment of $18,000 and $5,000, offset by the use of cash for the purchase of fixed assets of approximately $8,000 and $7,000 in the six months ended December 31, 2012 and 2011, respectively.

Cash provided by financing activities was approximately $0.9 million for the six months ended December 31, 2012, $17.0 million from advances under our revolving credit facility offset by payments under our revolving credit facility of $15.9 million and repayments of principal under our term note in the amount of $0.2 million.  Cash used in financing activities was approximately $20,000 for the six months ended December 31, 2011 for payments under our capitalized lease obligation.

As of December 31, 2012, we had cash of $0.1 million, funds available under our revolving credit facility of approximately $0.8 million and a working capital deficit of $2.5 million. Our working capital deficit includes $3.8 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, although we had a loss for the six months ended December 31, 2012, we had income from operations of approximately $0.4 million in the six months ended December 31, 2012.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending December 31, 2013.

Our total annual commitments at December 31, 2012 for long term non-cancelable leases of approximately $591,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of February 19, 2013, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2012 and 2011 were approximately $8,000 and $7,000, respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2013. The total amount is expected to be funded from cash provided from its operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three and six months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 19, 2013	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: February 19, 2013	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President