Form 10-Q
period 2013-03-31
INTEGRATED BIOPHARMA INC
filed 2013-05-15
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2013
Common Stock, $0.002 par value	21,080,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Nine Months Ended March 31, 2013

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,	
	2013	2012	2013	2012
Sales, net	$ 8,152	$ 7,862	$ 24,027	$ 28,979
Cost of sales	6,915	6,518	20,086	22,390
Gross profit	1,237	1,344	3,941	6,589
Selling and administrative expenses	1,072	1,772	3,377	5,887
Operating income (loss)	165	(428)	564	702
Other income (expense), net				
Change in fair value of derivative liabilities	(174)	-	(602)	14
Impairment charge on investment in iBio, Inc.	(139)	-	(139)	-
Forbearance fee	-	-	-	(1,000)
Other income (expense), net	(131)	(5)	244	2
Interest expense	(248)	(286)	(736)	(833)
Other expense, net	(692)	(291)	(1,233)	(1,817)
Loss before income taxes	(527)	(719)	(669)	(1,115)
Income tax expense, net	5	19	18	44
Net loss	$ (532)	$ (738)	$ (687)	$ (1,159)
Basic and diluted net loss per common share	$ (0.03)	$ (0.04)	$ (0.03)	$ (0.06)

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	March 31, 2013	June 30, 2012
Assets		
Current Assets:		
Cash	$ 285	$ 145
Accounts receivable, net	1,858	2,035
Inventories	6,747	5,290
Investment in iBio, Inc. - restricted	684	823
Other current assets	344	391
Total current assets	9,918	8,684
Intangible assets, net	1,051	1,154
Property and equipment, net	1,299	1,449
Security deposits and other assets	459	590
Total Assets	$ 12,727	$ 11,877
Liabilities and Stockholders' Deficiency:		
Current Liabilities:		
Advances under revolving credit facility	$ 4,042	$ 2,677
Accounts payable (includes $110 and $72 due to related party)	6,520	6,481
Accrued expenses and other current liabilities	1,296	1,549
Current portion of long term debt	908	1,496
Total current liabilities	12,766	12,203
Long term debt	4,991	4,698
Subordinated convertible note, net - CD Financial, LLC	4,875	4,796
Derivative liabilities	1,165	563
Total liabilities	23,797	22,260

	Nine months ended March 31, 2013	Nine months ended March 31, 2012
Cash flows used in operating activities:		
Net loss	$ (687)	$ (1,159)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:		
Depreciation and amortization	318	376
Accretion of financing instruments	160	-
Forbearance fee payable	-	1,000
Financing costs for stock issued in connection with Convertible Note	-	9
Change in fair value of derivative liabilities	602	(14)
Impairment charge on investment in iBio, Inc.	139	-
Loss on sale of fixed assets	6	1
Compensation expense for employee stock options	-	10
Changes in assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	176	31
Inventories	(1,456)	2,656
Other current assets	47	(168)
Security deposits and other assets	50	(4)
(Decrease) increase in:		
Accounts payable	39	(2,708)
Accrued expenses and other liabilities	(252)	(16)
Net cash (used in) provided by operating activities	(858)	14
Cash flows from investing activities:		
Purchase of property and equipment	(21)	(82)
Proceeds from sale of property and equipment	18	12
Net cash used in investing activities	(3)	(70)

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND JUNE 30, 2012 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“Form 10-K”), as filed with the SEC. The June 30, 2012 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending June 30, 2013 or for any other period.

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

Investment in iBio, Inc.- Restricted. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis, as adjusted for impairment charges, as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was an impairment charge of $139 recorded in the three and nine month period ended March 31, 2013 and no impairment charges in the comparable three and nine month period ended March 31, 2012.  The market value of the iBio Stock as of March 31, 2013 was approximately $0.7 million.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. In the nine month period ended March 31, 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  As of May 15, 2013, the Company has not sold any shares of the iBio Stock and continues to work with PNC to implement a plan of sale for such shares.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND JUNE 30, 2012 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
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

The following options, warrants and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2013 and 2012:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND JUNE 30, 2012 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

Note 3. Intangible Assets, net

Intangible assets consist of trade names, unpatented technology, and license fees. The carrying amount of intangible assets, net is as follows as of:

Amortization expense recorded on intangible assets for the three and nine months ended March 31, 2013 and 2012 was $34 and $103 and $37 and $106, respectively.  Amortization expense is recorded on the straight-line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND JUNE 30, 2012 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
(Unaudited)

Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

Depreciation and amortization expense recorded on property and equipment for the three and nine months ended March 31, 2013 and 2012 was $71 and $215 and $86 and $270, respectively.

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of March 31, 2013 and June 30, 2012, the Company had the following debt outstanding:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND JUNE 30, 2012 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
(Unaudited)

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC as agent and lender and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and the iBio Stock owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of March 31, 2013 and June 30, 2012). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of March 31, 2013 and June 30, 2012).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

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

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company shall sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the outstanding amount of all loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2013, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.  As of March 31, 2013, the Company is in compliance with the fixed charge coverage ratio maintenance requirement.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND JUNE 30, 2012 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
(Unaudited)

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND JUNE 30, 2012 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
(Unaudited)

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of March 31, 2013 and June 30, 2012, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $1,164 and $555, respectively.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

OTHER LONG TERM DEBT

On June 27, 2012, MDC and the Company entered into separate promissory notes with (i) Vitamin Realty Associates, LLC (“Vitamin Realty”), which is 90% owned by E. Gerald Kay, the Company’s Chairman of the Board, President and major shareholder and certain of his family members, who are also executive officers and directors of the Company, and (ii) E. Gerald Kay, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey.  (See Note 7. Commitments and Contingencies (a) Leases – Related Parties).  The Kay Note represents amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  The Related Party Notes mature on July 7, 2017 and accrue interest at an annual rate of 4% per annum. Interest in respect of the Related Party Notes is payable on the first business day of each calendar month.  Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Loan Agreement are satisfied.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND JUNE 30, 2012 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
(Unaudited)

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three and nine months ended March 31, 2013, approximately 80% and 74%, respectively of total net sales were derived from two customers as compared to approximately 77% and 79% of total net sales derived from two customers in the three and nine months ended March 31, 2012, respectively.  Accounts receivable as of March 31, 2013 from these customers represented approximately 60% of total accounts receivable. The loss of any of these customers would have an adverse affect on the Company’s operations.  Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 62% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The union contract was renewed in May 2012 and expires in August 2015.

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

Rent expense for the three and nine months ended March 31, 2013 and 2012 on these leases were $200 and $194 and $592 and $549, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2013 and June 30, 2012, the Company had an outstanding obligation to Vitamin Realty of $796 and $776, respectively, included in accounts payable and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles.

The minimum rental commitment for long-term non-cancelable leases is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013 AND JUNE 30, 2012 AND FOR THE
THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(in thousands, except share and per share amounts)
(Unaudited)

Total rent expense, including real estate taxes and maintenance charges, was approximately $251 and $288 and $751 and $833 for the three and nine months ended March 31, 2013 and 2012, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of May 15, 2013, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

Our management team continues to focus on expanding our customer base to decrease our financial reliance on our historical major customers.  In the nine months ended March 31, 2013, our sales to our major customers decreased to approximately 74% of net sales from approximately 79% of net sales in the nine months ended March 31, 2012.  We believe that this expansion in our customer base may lead to more sales as each of these new customers should increase the volume of business in the future.  We experienced this in the nine month period ended March 31, 2013 with the decline of sales from one major customer, Costco Wholesale Corporation, being replaced with a new major customer, Life Extensions.  Additionally, if our anticipated sales volumes growth is met, our fixed overhead costs will be allocated over more sales and ultimately decrease as a percentage of sales.

In the nine months ended March 31, 2013, we recovered approximately $0.2 million in gross profits, among other refunded costs of inventory purchased from our contract manufacturer in the branded nutraceutical product line and non reimbursable promotional discounts charged by our customers (aggregating approximately $0.7 million), as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers.  We have worked with our current manufacturer to ascertain that they have corrected the issues we encountered in this nine month period and began modifying the taste of our product, as well as the manufacturing process, to meet the changing demand of our customers.  These changes are expected to continue to occur in the three months ending June 30, 2013.

In the nine months ended March 31, 2013, our income from operations was approximately $0.6 million, which, along with the $0.2 million of gross profits recovered from our contract manufacturer, covered our debt service requirements and provided additional cash flows to pay our suppliers in a more timely manner than in the past and improve relations with them.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the Nine months ended March 31, 2013 compared to the Nine months ended March 31, 2012

Sales, net. Sales, net, for the nine months ended March 31, 2013 and 2012 were $24.0 million and $29.0 million, respectively, a decrease of 17%, and are comprised of the following:

For the nine months ended March 31, 2013, approximately 74% of total net sales were derived from two customers as compared to approximately 79% of total net sales from two customers for the nine months ended March 31, 2012.  The loss of any of these customers could have an adverse affect on our operations.

The decrease in our net sales is primarily the result of the decrease in the volume of sales of (i) $5.1 million to one of our significant customers, Costco Wholesale Corporation, in our proprietary branded nutraceutical product line (this includes a reduction in sales of approximately $0.6 million as a result of returns of product purchased from a contract manufacturer that were not manufactured in accordance with our manufacturing specifications – see Other income (expense), net), (ii) $0.5 million to other customers in our branded nutraceutical product line and (iii) $0.5 million in our distribution and distributor businesses, offset in part by an increase of approximately $1.1 million in our contract manufacturing product sales primarily due to increases in sales to a new customer, Life Extensions, of $3.5 million, offset in part by a decreased sales volumes to our major customer, Herbalife of approximately $2.4 million.

Cost of sales.  Cost of sales decreased by $2.3 million to $20.1 million for the nine months ended March 31, 2013, as compared to $22.4 million for the nine months ended March 31, 2012.  Cost of sales increased as a percentage of sales to 83.6% for the nine months ended March 31, 2013 as compared to 77.3% for the nine months ended March 31, 2012. The decrease in the cost of sales amount was primarily the result of decreased sales.  The cost of sales as a percentage of sales increased as a result of a greater percentage of sales being derived from our contract manufacturing, which has a higher cost of goods sold percentage (approximately 85%) as compared to the proprietary branded nutraceutical product line (approximately 71%).

Selling and Administrative Expenses.  Selling and administrative expenses were $3.4 million for the nine months ended March 31, 2013, as compared to $5.9 million for the nine months ended March 31, 2012, a decrease of approximately $2.5 million or 43%. As a percentage of sales, net, selling and administrative expenses were 14.1% for the nine months ended March 31, 2013 and 20.3% for the prior comparable period.

The net decrease in selling and administrative expenses of $2.5 million is mainly due to decreases in advertising and other marketing expenses of $1.3 million, professional fees of $0.5 million, commissions expense of $0.2 million and compensation and employee benefits of $0.2 million.  Other selling and administrative expenses such as warehouse, office expenses and other expenses as a group decreased by approximately $0.3 million, each individual classification decreased by less than $0.1 million from the prior comparable period.

Our advertising and other marketing costs decreased by approximately $1.3 million in the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations.  As a percentage of sales, our advertising and other marketing costs represented 1.3% in the nine months ended March 31, 2013 compared to 5.5% in the nine months ended March 31, 2012.  The decrease in advertising and other marketing expenses is a direct result of the decreases in sales of approximately $5.4 million in our branded proprietary nutraceutical products as well as a move away from performing in-store demos on our products and to instead, offering promotional discounts to consumers to increase our pull through rates.

Professional fees decreased by $0.5 million in the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 as a result of lower legal costs in the current nine month period.  In the nine month period ended March 31, 2012, we were negotiating with PNC and CD Financial and the prior debt holders to refinance our existing debt maturing in July 2017.

Commissions decreased by $0.2 million as a direct result of the decline in net sales as well as certain accounts that were based on paying commissions to independent brokers converting to house accounts managed by our internal sales force.

Our compensation and employee benefits decreased by $0.2 million as a result of decreasing our staff primarily as a result of closing our warehouse facility in Texas.

Other income (expense), net. Other income (expense), net was approximately $1.2 million for the nine months ended March 31, 2013 compared to $1.8 million for the nine months ended March 31, 2012, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the increase in the trading price of our common stock from $0.09 as of June 30, 2012 to $0.20 as of March 31, 2013.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The impairment charge on the investment in common stock of  iBio, Inc. (“iBio” Stock) was the result of our review of our carry value of iBio Stock in March, 2013, at which time there was deemed to be an impairment of the carrying value in the amount of approximately $0.1 million.  The forbearance fee was incurred in connection with the Forbearance Agreement dated as of October 4, 2011 (the “Forbearance Agreement”), between the Company and the collateral agent for holders of certain notes payable of the Company which have been refinanced with the PNC loan facility (see Note 5 to the accompanying financial statements).  In the nine months ended March 31, 2013, we recovered approximately $0.2 million in gross profits as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers.

Federal and state income tax, net. For the nine months ended March 31, 2013 and 2012, we had a minimal amount of state tax expenses.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.

Net loss. Our net loss for the nine months ended March 31, 2013 was $0.7 million as compared to a net loss of $1.2 million for the nine months ended March 31, 2012. The change in net loss of approximately $0.4 million is primarily the result of the decrease in other income (expense) of approximately $0.6 million and offset, in part, by a decrease in income from operations of approximately $0.1 million.

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Sales, net. Sales, net, for the three months ended March 31, 2013 and 2012 were $8.2 million and $7.9 million, respectively, an increase of 4%, and are comprised of the following:

For the three months ended March 31, 2013, approximately 80% of total net sales were derived from two customers as compared to approximately 77% of total net sales from two customers for the three months ended March 31, 2012.  The loss of any of these customers could have an adverse affect on our operations.

The increase in our net sales of approximately $0.3 million is primarily the result of the increase in sales of our contract manufacturing products of approximately $1.9 million offset in part by a decrease in the volume of sales of $1.4 million to one of our significant customers, Costco Wholesale Corporation, in our proprietary branded nutraceutical product line.

Cost of sales.  Cost of sales increased by $0.4 million to $6.9 million for the three months ended March 31, 2013, from $6.5 million for the three months ended March 31, 2012.  Cost of sales increased as a percentage of sales to 84.8% for the three months ended March 31, 2013 as compared to 82.9% for the three months ended March 31, 2012. The increase in the cost of sales amount was primarily the result of increased sales.  The cost of sales as a percentage of sales increased as a result of a greater percentage of sales being derived from our contract manufacturing, which has a higher cost of goods sold percentage (approximately 84%) as compared to the proprietary branded nutraceutical product line (approximately 71%).

Selling and Administrative Expenses.  Selling and administrative expenses were $1.1 million for the three months ended March 31, 2013, as compared to $1.8 million for the three months ended March 31, 2012, a decrease of approximately $0.7 million or 40%. As a percentage of sales, net, selling and administrative expenses were 13.2% for the three months ended March 31, 2013 and 22.5% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.7 million is mainly due to decreases in professional fees of $0.3 million and advertising and other marketing expenses of $0.1 million.  Other selling and administrative expenses such as employee costs, warehouse, office expenses, commissions and other expenses as a group decreased by approximately $0.3 million, with each individual classification decreasing by less than $0.1 million from the prior comparable period.

Our professional fees were lower by approximately $0.3 million as a result of no longer being in default in respect of our debt in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Our advertising and other marketing costs decreased by approximately $0.1 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations.  As a percentage of sales, our advertising and other marketing costs represented 0.1% in the three months ended March 31, 2013 compared to 1.5% in the three months ended March 31, 2012.  The decrease in advertising and other marketing expenses is a direct result of the decreases in sales of approximately $1.4 million in our branded proprietary nutraceutical products as well as a move away from performing in-store demos on our products and to instead, offering promotional discounts to consumers to increase our pull through rates.

All other selling and administrative expenses decreased by an aggregate amount of $0.3 million in the three months ended March 31, 2013 from the three month period ended March 31, 2012, primarily from the closing of our Texas warehouse facility in Dallas and secondarily from the decrease in sales as certain of our selling expenses, such as commissions, are variable expenses based on a percentage of sales.

Other income (expense), net. Other income (expense), net was approximately $0.7 million of other income, net for the three months ended March 31, 2013 compared to approximately $0.3 million other expense, net for the three months ended March 31, 2012, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the increase in the trading price of our common stock from $0.16 as of December 31, 2012 to $0.20 as of March 31, 2013.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The impairment charge on the investment in iBio Stock was the result of our review of our carry value of iBio Stock in March, 2013, at which time there was deemed to be an impairment of the carrying value in the amount of approximately $0.1 million.   The forbearance fee was incurred in connection with the Forbearance Agreement. In the three months ended March 31, 2013, we adjusted the estimate of our recovery of approximately $0.3 million in gross profits, as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers by $0.1 million as a result of the final reconciliation of the amounts recovered from the event that occurred in the three months ended December 31, 2012.

Federal and state income tax, net. For the three months ended March 31, 2013 and 2012, we had a minimal amount of state tax expenses.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.

Net loss. Our net loss for the three months ended March 31, 2013 was $0.5 million as compared to net loss of $0.7 million for the three months ended March 31, 2012. The decrease in net loss of approximately $0.2 million is primarily the result of the increase in income from operations of approximately $0.6 million offset by an increase in other income (expense), net of $0.4 million.

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

At March 31, 2013, our working capital deficit was approximately $2.8 million, a decrease of approximately $0.7 million in our working capital deficit of approximately $3.5 million at June 30, 2012. Our current assets increased by approximately $1.2 million and our current liabilities increased by approximately $0.6 million.

Net cash used in operating activities of $0.9 million in the nine months ended March 31, 2013, includes net loss of approximately $0.7 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and carrying value of iBio Stock, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.5 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $1.4 million and was primarily the result of an increase in inventories of $1.5 million and a net decrease in accounts payable and accrued expenses and other liabilities of approximately $0.2 million offset, in part, by a decrease in accounts receivable of approximately $0.2 million.

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

Net cash used in investing activities in each period ended March 31, 2013 and 2012 was from the sale of machinery and equipment of $18,000 and $12,000, offset by the use of cash for the purchase of fixed assets of approximately $21,000 and $82,000, respectively.

Cash provided by financing activities was approximately $1.0 million for the nine months ended March 31, 2013, $25.4 million from advances under our revolving credit facility offset by payments under our revolving credit facility of $24.0 million and repayments of principal under our term note in the amount of $0.4 million.  Cash used in financing activities was approximately $20,000 for the nine months ended March 31, 2012 for payments under our capitalized lease obligation.

As of March 31, 2013, we had cash of $0.3 million, funds available under our revolving credit facility of approximately $0.7 million and a working capital deficit of $2.8 million. Our working capital deficit includes $4.0 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, although we had a loss for the nine months ended March 31, 2013, we had income from operations of approximately $0.6 million in the nine months ended March 31, 2013.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending March 31, 2014.

Our total annual commitments at March 31, 2013 for long term non-cancelable leases of approximately $592,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of May 15, 2013, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2013 and 2012 were approximately $21,000 and $82,000, respectively. Additionally, in the nine months ended March 31, 2013, the Company purchased machinery and equipment under a capitalized lease obligation in the amount of $68,000.  The Company has budgeted approximately $0.5 million for capital expenditures for fiscal year 2013, however expects to only spend approximately $0.2 million against that budget.  The total amount is expected to be funded from lease financing and cash provided from its operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three and nine months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and Nine months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the Nine months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 15, 2013	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: May 15, 2013	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President