Form 10-K
period 2013-06-30
INTEGRATED BIOPHARMA INC
filed 2013-09-30
CIK 1016504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-K

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013	Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes | |	No | X |

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2012 was $1,300,498.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2013
Common Stock, $.002 par value	21,080,174 Shares

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers, under the following brands: Naturally Noni, Naturally Pomegranate, Pomegranate with ACAI and Reservatol, Coconut Water, Naturally Aloe, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market, (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory, Inc. (the “Vitamin Factory”) which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii)  IHT Health Products, Inc. a distributor of fine natural chemicals, including multi minerals produced under a license agreement and (iii) Chem International, Inc. a distributor of certain raw materials for DSM Nutritional Products, Inc.

Significant Revenues from Major Customers

For the fiscal years ended June 30, 2013 and 2012 a significant portion of our net sales, approximately 76% and 77%, respectively, were concentrated among three customers, Herbalife International of America, Inc. (“Herbalife”) in each of the fiscal years ended June 30 and Life Extension Quality Supplements and Vitamins, Inc. (“Life Extensions”) in the fiscal year ended June 30, 2013 (customers in our Contract Manufacturing Segment) and Costco Wholesale Corporation (“Costco”) in the fiscal year ended June 30, 2012 (a customer of our Branded Proprietary Products Segment).  The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

Raw Materials

The principal raw materials used in the manufacturing process in the Company’s business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, gelatin capsules, coating materials, organic and natural fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The gelatin capsules, coating materials and packaging materials are similarly widely available. The Company generally purchases its raw materials, on a purchase order basis, without long-term commitments in each of its operating segments.

Development and Supply Agreement

Effective July 15, 2009, the Company entered into a development and supply agreement with Herbalife and certain of its affiliates, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. This agreement was amended on December 28, 2012 to extend the term through December 31, 2015. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any.  In its ordinary course of business, the Company has similar agreements with other customers in connection with its contract manufacturing business.

Seasonality

The nutraceutical business tends to be seasonal. We have found that in our first fiscal quarter ending on September 30th of each year, orders for our branded proprietary nutraceutical products usually slow (absent the addition of new customers or a new product launch with a significant first time order), as buyers in various markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in our second fiscal quarter, ending on December 31st of each year, orders for our products increase as the demand for our branded nutraceutical products, as well as sales orders from our customers in our contract manufacturing segment, seem to increase in late December to early January as consumers become health conscious as they enter the new year.

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

Variability of Quarterly Results and Impact of Advertising

Advertising and promotional spending for our branded nutraceutical business in the fiscal year ended June 30, 2013 was curtailed as a result of the decline in sales to the club retail chains market and resulted in advertising and promotional expenses of $0.7 million in the fiscal year ended June 30, 2013, as compared to $2.9 million in the fiscal year ended June 30, 2012. As we continue to support our branded nutraceutical business we may incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before increases, if any, in revenues occur as a result of the advertising and promotion, the program may increase variability of our quarterly results.  Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements.  Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

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

As authorized by DSHEA, the FDA adopted Good Manufacturing Practices (“GMP”) specifically for dietary supplements. These GMP regulations, which became effective in June 2008, are more detailed than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality controls similar to those required by GMP regulations for drugs. We believe our manufacturing and distribution practices comply with these rules.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.  We have not incurred any major costs for any environmental compliance during the years ended June 30, 2013 and 2012.

Employees

As of September 30, 2013, we had approximately 115 full time employees of whom 73 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 30, 2015.  The 42 employees not covered by a collective bargaining agreement consisted of approximately 16 administrative and professional personnel, 13 laboratory personnel, 5 sales and marketing personnel and 8 production and shipping personnel. We consider our relations with our employees to be good.

In August 2013, we entered into an agreement with a Professional Employer Organization (“PEO”) which established a three-way relationship between our non union employees, the PEO and us.  We and the PEO are co-employers of our non-union employees.  The PEO has taken responsibility for our Human Resources administration and compliance, which allows us to continue to exercise control over our business while accessing quality employee benefits.  We have been using PEOs since January 2007.

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

We have incurred recurring operating losses and negative operating cash flows for six out of the past seven years and could continue to incur net losses in the near term and as well as generate negative cash flow until we can produce consistent sufficient revenues to cover our costs through the sale of our products.

In the current fiscal year ended June 30, 2013, we had net income of approximately $93,000 and had negative cash flows from our operating activities of approximately $1.4 million.  At June 30, 2013, we had cash of approximately $55,000 and a working capital deficit of approximately $2.5 million. Our working capital deficit includes (i) $4.5 million outstanding under our revolving line of credit which is not due until July 2017, but is classified as current due to a subjective acceleration clause that could cause the advances to become currently due and (ii) $0.3 million in long term debt which is also classified as current due to a prepayment provision in connection with our term loan with PNC Bank, National Association.  (See Note 8 to the financial statements included in this Annual Report on Form 10-K).  These factors have raised substantial doubt as to our ability to continue as a going concern in previous years and we may continue to generate net losses for the foreseeable future. Although we were able to achieve profitability, we did not do so until the fourth quarter of our fiscal year ended June 30, 2013.  We cannot assure that we will remain profitable, although we have taken several actions to correct the continued losses, including reducing our selling and administrative expenses by approximately $3.7 million or 46% and refinancing our debt to, among other things, provide for a maturity of 5 years, with approximately 4 years remaining as of June 30, 2013.

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

A significant portion of our revenues are concentrated among three customers, Herbalife, Life Extensions (customers in our Contract Manufacturing Segment) and Costco (a customer of our Branded Proprietary Products Segment). For the fiscal years ended June 30, 2013 and 2012, approximately 76% and 77%, respectively, of our net sales were derived from two of these three customers, Herbalife was a significant customer in each of our fiscal years ended June 30, 2013 and 2012.  The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

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

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2013 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

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

Our principal suppliers are Naturex and DSM Nutritional Products, Inc.  If we are unable to maintain our relationships with our major suppliers, we may not be able to find alternate sourcing of our raw materials or at the same pricing that we receive from our current suppliers and/or quickly enough to make timely shipments to our customers.   These factors could decrease our sales and/or increase our cost of sales.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of the Company’s lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey.  The Second Lease Amendment increased the rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extended the expiration date of the lease to January 31, 2026.  Also on January 5, 2012, AgroLabs, a wholly-owned subsidiary of the Company, entered into a lease agreement with Vitamin Realty (the “AgroLabs Lease”) for an additional 2,700 square feet of warehouse space in Hillside, New Jersey, the term of which expires on January 31, 2019.   These facilities are leased from Vitamin Realty, which is 90% owned by our Chairman of the Board, President, Chief Executive Officer and principal stockholder and certain of his family members who are also executive officers and directors of the Company. The Second Lease Amendment provides for minimum annual rental payments of $533,000, plus increases in real estate taxes and building operating expenses and the AgroLabs Lease provides for minimum annual lease payments of $27,000 with annual increases plus the proportionate share of operating expenses.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for MDC’s tablet manufacturing operations.

On August 1, 2012, AgroLabs entered into a lease agreement for three office suites located in Dallas, Texas which expired on July 31, 2013.  On August 1, 2013, AgroLabs renewed the lease for two office suites with minimum annual payments of approximately $26,000.

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

Set forth below are the high and low closing prices of the Common Stock as listed on the NASDAQ Global Market, and as quoted in the Pink Sheets and the OTC Bulletin Board, as applicable:

Holders

As of June 30, 2013 there were approximately 175 holders of record of the Company’s common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2013 and 2012, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2013, about the Company's equity compensation plans:

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

For the fiscal year ended June 30, 2013, our net sales from operations decreased by approximately $3.0 million or 8.0% to $33.6 million from $36.6 million for the fiscal year ended June 30, 2012.  For the fiscal year ended June 30, 2013 we had operating income of $1.1 million compared to an operating loss of $0.5 million for the fiscal year ended June 30, 2012.  In the fiscal year ended June 30, 2013, our gross profit decreased by approximately $2.1 million, from $7.6 million in the fiscal year ended June 30, 2012 to $5.5 million in the fiscal year ended June 30, 2013. Our profit margins decreased as a result of the significant decline in net sales in our branded proprietary products segment of $6.4 million, this segment’s decline in gross profits was approximately $2.9 million.  We continued to cut our selling and administrative expenses by approximately $3.7 million to $4.4 million in the fiscal year ended June 30, 2013, compared to $8.1 million in the fiscal year ended June 30, 2012. One of the significant declines in our selling and administrative expenses were advertising costs primarily associated with sales in the club store retail stores by approximately $1.3 million.

We continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales.  In our branded product segment, we are developing new customer relationships focused on the international markets in Canada, Mexico and Asia.  We are also developing new products to include branded products for solid dosage which will be manufactured by MDC and sold using our AgroLabs brand. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and developing customers.

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

Trade Marketing and Merchandising

In order to support the Company’s proprietary nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 2% and 8% of consolidated net sales in the financial statements contained in this Annual Report on Form 10-K, for the fiscal year ended June 30, 2013 and 2012, respectively.  The likelihood exists of materially different reported results if factors such as the level and success of the promotional programs or other conditions differ from expectations.

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

Mail and Internet order inventory is expiration date sensitive. Accordingly, we review this inventory, consider sales levels (by SKU), term to expiration date, potential for retesting to extend expiration date, and evaluate potential for obsolescence or overstock.

Long Lived Assets

Purchased intangibles consisting of patents and unpatented technological expertise, license fees and trade names purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives of such intangibles.

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. In the quarter ended March 31, 2012, in connection with our refinancing of our defaulted debt, we terminated our plans to sell the assets of AgroLabs in order to use the assets as additional collateral for the Company’s financing provided by PNC.  (See Note 8 to the financial statements included in this Annual Report on Form 10-K).  No impairment losses were identified or recorded in the fiscal years ended June 30, 2013 and 2012.

Other Intangible Assets

Other intangible assets with finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The carrying value of intangible assets with finite lives is evaluated whenever events or circumstances indicate that the carrying value may not be recoverable. The carrying value is not recoverable when the projected undiscounted future cash flows are less than the carrying value. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could result in impairment losses.  There was no impairment charge in the fiscal years ended June 30, 2013 and 2012 on the Company’s other intangible assets.

Deferred Taxes

The Company accounts for income taxes with an asset-and-liability approach that requires the recognition of deferred tax assets for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns.

In each of the fiscal years ended June 30, 2013 and 2012, we recorded a valuation reserve in the amount equal to 100% of our deferred tax assets and liabilities generated in each of the taxable periods ended June 30, 2013 and 2012.  Our management, based on current factors relating to our past results of operations, determined that it is more likely than not that we will not have future federal taxable income which would allow us to realize our net deferred tax assets in the near future.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in pronouncements in the fiscal year ended June 30, 2013 that are of material significance or have a potential material significance on our financial position, results of operations or cash flows.

Results of Operations (in thousands, except share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

Year ended June 30, 2013 Compared to the Year ended June 30, 2012

Sales, net. Net sales for the fiscal year ended June 30, 2013 and 2012 were $33,623 and $36,604, respectively, a decrease of $2,981 or 8.1%. The decrease is comprised of the following:

For the fiscal year ended June 30, 2013, approximately 76% of total net sales were derived from two customers as compared to approximately 77% of total net sales from two customers for the fiscal year ended June 30, 2012.  The loss of any of these customers could have an adverse affect on our operations.

The decrease in our net sales is primarily the result of the decrease in the volume of sales in our branded proprietary products segment of $6.4 million, primarily from a significant customer in the fiscal year ended June 30, 2012, Costco Wholesale Corporation, of $5.3 million offset, in part, by an increase of approximately $3.9 million in our contract manufacturing segment primarily due to increased sales volumes to one of our major customers in the fiscal year ended June 30, 2013, Life Extensions, of approximately $4.6 million compared to the prior period.  The significant decrease in sales in our branded proprietary products segment was primary the result of manufacturing defects in our products purchased from our then contract manufacturer that we could not sell through to our customers causing a disruption in our supply of inventory to our primary customer, Costco and, to a lesser extent, to other customers.

Cost of sales.  Cost of sales decreased by $0.9 million to $28.1 million for the fiscal year ended June 30, 2013, as compared to $29.0 million for the fiscal year ended June 30, 2012. Cost of sales increased as a percentage of sales to 83.6% for the fiscal year ended June 30, 2013 as compared to 79.2% for the fiscal year ended June 30, 2012. The decrease in the cost of goods sold amount was primarily the result of decreased sales.  The cost of sales as a percentage of sales increased as a result of a greater percentage of sales being derived from our contract manufacturing segment (87% in the fiscal year ended June 30, 2013 compared to 69% in the fiscal year ended June 30, 2012) which typically has a higher cost of goods sold percentage (approximately 85%), as compared to the branded proprietary products segment (approximately 60%).

Selling and Administrative Expenses.  Selling and administrative expenses were $4.4 million for the fiscal year ended June 30, 2013, as compared to $8.1 million for the fiscal year ended June 30, 2012, a decrease of $3.7 million or 46%. As a percentage of sales, net, selling and administrative expenses were 13.0% for the fiscal year ended June 30, 2013 and 22.2% for the prior comparable period.

The net decrease in selling and administrative expenses of $3.7 million is mainly due to decreases in advertising and marketing ($1.4 million), professional fees ($1.0 million), compensation and employee benefits ($0.5 million), commissions ($0.2 million) and operating costs relating to the Dallas, Texas warehouse and office facility ($0.4 million).

Our advertising and marketing costs decreased by approximately $1.4 million in the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations.  As a percentage of sales, our advertising and marketing costs represented 1.0% in the fiscal year ended June 30, 2013 compared to 4.8% in the fiscal year ended June 30, 2012.  The decrease in marketing and advertising expenses is a direct result of the decreases in sales of approximately $6.4 million in our branded proprietary nutraceutical segment as well as a move away from performing in-store demos on our products and to instead, offering promotional discounts to consumers.

Our compensation and employee benefits decreased by $0.5 million primarily as a result of decreasing our staff in the branded proprietary products segment, primarily in the Dallas, Texas location.

Our operating expenses relating to the warehouse and office facility in Dallas, Texas were greatly reduced as we did not renew our lease when it was scheduled to terminate in August 2012.  Upon termination of the 39,000 square foot lease, we entered into a lease for three office suites also located in Dallas, Texas which resulted in decreased costs in utilities, property taxes, warehouse and office rent and other costs associated with the terminated lease, aggregating approximately $0.4 million.

Commissions decreased by $0.2 million as a direct result of the decline in net sales as well as commissioned customers converting to house accounts managed by our internal sales force as opposed to outside independent brokers.

Other expense, net. Other expense, net was approximately $1.0 million for the fiscal year ended June 30, 2013 compared to $2.2 million for the fiscal year ended June 30, 2012, and is composed of:

The decrease in interest expense of approximately $0.1 million is primarily attributable to the decrease in the weighted average interest rate paid on our outstanding debt from approximately 8.5% to 4.7% offset, in part, by increases in the accretion of the embedded derivative liabilities in the debt of $0.1 million and the increase in the daily average debt outstanding due from $12.9 million in fiscal year ended June 30, 2012 to $14.9 million in the fiscal year ended June 30, 2013, due to the fluctuating balances on our revolving credit facility with PNC Bank.

In connection with our defaulted Notes Payable, we incurred $1.1 million in forbearance fees paid to the Notes Payable Holders in the fiscal year ended June 30, 2012.  (See Notes 7 and 8 to the financial statements included in the Annual Report on Form 10-K).

The change in fair value of derivative liabilities was mainly the result of the increase in the trading price of our common stock from $0.09 as of June 30, 2012 to $0.15 as of June 30, 2013.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The impairment charge on the investment in common stock of iBio, Inc. (“iBio Stock”) was the result of our review of our carry value of iBio Stock in March, 2013, at which time there was deemed to be an impairment of the carrying value in the amount of approximately $0.1 million.  In the fiscal year ended June 30, 2013, we recovered approximately $0.2 million in gross profits as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers, which is included in other income, net.

Federal and state income tax, net. For the fiscal year ended June 30, 2013 and 2012, we had a minimal amount of state tax expenses.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.

Net income (loss). Our net income for the fiscal year ended June 30, 2013 was $0.1 million compared to a net loss of $2.7 million for the fiscal year ended June 30, 2012. The change from the net loss to net income of approximately $2.8 million is primarily the result of the decrease in selling and administrative costs of $3.7 million, decrease in other expense of $1.1 million, offset by the decrease in gross profit of $2.1 million.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

At June 30, 2013, the Company’s working capital deficit was approximately $2.5 million, a decrease of $1.0 million from a working capital deficit at June 30, 2012 of $3.5 million. Our current assets increased by approximately $1.2 million and our current liabilities increased by $0.2 million from June 30, 2012 to June 30, 2013.  The decrease in the working capital deficit was primarily the result of the increase in current assets, primarily accounts receivable and inventory.

Net cash used in operating activities of $1.4 million in the fiscal year ended June 30, 2013 includes net income of approximately $0.1 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments and changes in the fair value of derivative liabilities and the impairment charge on our investment in iBio, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $1.0 million. Cash in the amount of approximately $2.5 million from our working capital assets and liabilities was used in operating activities and was the result of increases in inventory of $1.1 million and accounts receivable of approximately $0.4 million and decreases in accounts payable and accrued expenses and other liabilities of aggregating approximately 1.0 million.

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

Cash used in investing activities was used for the purchase of fixed assets for approximately $30, offset by proceeds received on the sale of machinery and equipment of $19 in the fiscal year ended June 30, 2013, a net use of cash of $11, compared to using approximately $143 in the fiscal year ended June 30, 2012 for the purchase of machinery and equipment for approximately $155, offset by proceeds received from the sale of machinery and equipment of $12.

Cash provided by financing activities was approximately $1.4 million for the fiscal year ended June 30, 2013, $34.7 million from advances under our revolving credit facility offset by (i) payments under our revolving credit facility of $32.8 million, (ii) repayments of principal under our term note in the amount of $0.5 million and (iii) payments of $11 under our capitalized lease obligations.  Cash provided by financing activities was $334 in the fiscal year ended June 30, 2012, which included the repayment of the then $7.8 million defaulted Notes Payable, offset by cash proceeds from issuance of new notes payable of $5.5 million ($1.7 million issued to CD Financial, a related party) and $2.7 million from advances under our revolving credit facility. (See Notes 7 and 8 to the financial statements included in the Annual Report on Form 10-K).

As of June 30, 2013, we had cash of $55, funds available under our revolving credit facility of approximately $0.5 million and a working capital deficit of $2.5 million. Our working capital deficit includes $4.5 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, we had income from operations of approximately $1.1 million in the fiscal year ended June 30, 2013 and net income of approximately $93.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the fiscal year ending June 30, 2014.

Our total annual commitments at June 30, 2013 for long term non-cancelable leases of approximately $615 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of September 30, 2013, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the fiscal ended June 30, 2013 and 2012 were approximately $30 and $155, respectively.  The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2014.  The total amount is expected to be funded from cash provided from its operations or from lease financing.

 Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

For a list of financial statements filed as part of this Annual Report on Form 10-K, see the index to financial statements on page 30.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2013.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2013.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Exhibits and Index
(1)    A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 30 and is incorporated herein by reference.
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
101
The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of June 30, 2013 and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency for the fiscal years ended June 30, 2013 and 2012 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2013 and 2012, and (v) the Notes to Consolidated Statements. (13)

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

(9)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2008.
(10)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(12)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(13)	Filed herewith.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm                                                                      31

Consolidated Statements of Operations for the fiscal years
ended June 30, 2013 and 2012                                                                                                                          32

Consolidated Balance Sheets as of June 30, 2013 and 2012                                                                        33

Consolidated Statements of Stockholders’ Deficiency for the fiscal years
ended June 30, 2013 and 2012                                                                                                                          34

Consolidated Statements of Cash Flows for the fiscal years
ended June 30, 2013 and 2012                                                                                                                          35

Notes to Consolidated Financial Statements                                                                                                 36

.  .  .  .  .  .  .  .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Integrated BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”), as of June 30, 2013 and June 30, 2012 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey
September 30, 2013

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Naturally Pomegranate, Pomegranate with ACAI and Reservatrol, Coconut Water, Naturally Aloe, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Immune, ACAI Cleanse, and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement and (iii) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products, Inc.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Revenue Recognition. For product sales, the Company recognizes revenue when the product’s title and risk of loss transfers to the customer. The Company believes this revenue recognizing practice is appropriate because the Company’s sales policies meet the following four criteria: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred; (iii) the seller’s price to the buyer is fixed and determinable; and (iv) collectability is reasonably assured. The Company’s sales policy is to require customers to provide purchase orders with the agreed upon selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment, based on historical experience.

Shipping and Handling Costs. Shipping and handling costs were approximately $452 and $552 for the fiscal years ended June 30, 2013 and 2012, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $278 and $1,581 for the fiscal years ended June 30, 2013 and 2012, respectively.

Stock-Based Compensation. The Company has two stock-based compensation plans that have outstanding options issued in accordance with such plans. The Company periodically grants stock options to employees and directors in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. Stock based compensation expense is recognized based on the estimated fair value, utilizing a Black-Scholes option pricing model, of the instrument on the date of grant over the requisite vesting period, which is generally three years.

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

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2013 or 2012.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 12(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2013 and 2012 was $98 and $111, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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
Transportation Equipment                                                                                5 Years

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.    No impairment losses were identified or recorded in the fiscal years ended June 30, 2013 and 2012.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Other intangible assets consist of trade names, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives.  No impairment losses were identified or recorded on intangible assets in the fiscal years ended June 30, 2013 and 2012.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was an impairment charge of $139 recorded in the fiscal year ended June 30, 2013 and no impairment charges in the comparable fiscal year ended June 30, 2012.  The market value of the iBio Stock as of June 30, 2013 was approximately $0.5 million.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. In the fiscal year ended June 30, 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  As of September 30, 2013, the Company has not sold any shares of the iBio Stock.

Recent Accounting Pronouncements.

There have been no recent accounting pronouncements or changes in pronouncements in the fiscal year ended June 30, 2013 that are of material significance or have a potential material significance on the Company’s financial position, results of operations or cash flows.

Note 3. Supplemental Cash Flow Information

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 4. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

Note 5. Intangible Assets, net

Intangible assets consist of trade names, license fees from the Branded proprietary Products Segment, and unpatented technology from the Other Nutraceutical Businesses Segment. The carrying amount of other intangible assets, net is as follows as of:

Amortization expense recorded on intangible assets for fiscal years ended June 30, 2013 and 2012 was $137 and $140, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 2 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 6. Property and Equipment

Property and equipment consists of the following:

Depreciation and amortization expense was $289 and $359 for the fiscal years ended June 30, 2013 and 2012, respectively.  In the fiscal year ended June 30, 2013, the Company disposed of property and equipment with an original cost of $198 for net proceeds of $19, recognizing a loss on disposition of approximately $6. For the fiscal year ended June 30, 2012, the Company disposed of machinery and equipment with an original cost of $76 for net proceeds of $12, recognizing a loss on disposition of approximately $1.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
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

Also, in accordance with the Original CD Note, the Company was required to issue and deliver to CD Financial, for no additional consideration, 50,000 shares of common stock, on a quarterly basis in arrears, commencing with the three-month anniversary of the issuance date, until the Original CD Note was repaid in full, after which the Company's obligations to issue shares of common stock would no longer be applicable.  Accordingly, in fiscal year ended June 30, 2012, the Company issued 200,000 shares to CD Financial.  Pursuant to the terms of the CD Convertible Note, the Company’s obligation to issue these shares ceased effective May 21, 2012.  (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

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

The Notes Payable in the amount of $7,000 bore interest at a rate of 8.0% ($7,805 as of October 1, 2011) and matured on November 15, 2009. The Company accreted the premium of $805 over the term of the amendment, using the effective interest method.  As of June 30, 2013 and 2012, the related embedded derivative liability with respect to the amended Notes Payable had estimated fair values of $0 and $7, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2013 and 2012, the Company had the following debt outstanding:

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of June 30, 2013 and 2012). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of June 30, 2013 and 2012).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During certain periods in the fiscal year ended June 30, 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days. However, the iBio Stock owned by the Company, together with shares of iBio owned by the Company’s Chairman, Chief Executive Officer and significant shareholder, E. Gerald Kay, are subject to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended (“Rule 144”). These restrictions prevented the Company from complying with the requirements under the Loan Agreement to sell the iBio Stock and use the proceeds to repay the Term Loan. As the circumstances were outside the control of the Company, PNC agreed to not require the Company to sell the iBio Stock until the Company is able to sell the iBio Stock in compliance with Rule 144. The Company has placed the iBio Stock in an investment account with PNC Investments, LLC, an affiliate of PNC. The Company, when able, will sell the iBio Stock in accordance with Rule 144, and will use the proceeds to repay the Term Loan, in accordance with the Loan Agreement.

In October, 2013, when the Company delivers its annual financial statements for the fiscal year ended June 30, 2013 to PNC, as required under the Loan Agreement, the Company will be required to make a prepayment in respect of loans outstanding under the Loan Agreement of approximately $293, representing 50% of Excess Cash Flows for the fiscal year ended June 30, 2013.   This payment, along with the scheduled monthly principal payments of $44 made by the Company in respect of the Term Loan through October 1, 2013 will provide for principal payments of $959 in the aggregate.

Interest in respect of the Senior Credit Facility is payable in arrears on the first day of each month with respect to Revolving Advances or the Term Loan bearing interest at PNC’s Base Rate plus 2.75% and 3.25%, respectively, and at the end of each interest period with respect to Revolving Advances or the Term Loan bearing interest at the Eurodollar Rate plus 2.75% and 3.25%, respectively.

In connection with the Senior Credit Facility, each of E. Gerald Kay, an officer, director and major stockholder of the Company, and Carl DeSantis, a director and major stockholder of the Company (collectively, the “Guarantors”), entered into Continuing Limited Guarantees (collectively, the “Individual Guarantees”) with PNC whereby each Guarantor irrevocably and unconditionally guarantees the full, prompt and unconditional payment, when due, whether by acceleration or otherwise, of any and all obligations of the Borrowers under the Loan Agreement and the other loan documents. The liability of each Guarantor under his respective Individual Guarantee is limited to a maximum of $1.0 million. The Individual Guarantees will automatically terminate upon the satisfaction of certain conditions set forth in the Loan Agreement.  The Company expects to meet these requirements by November 1, 2013.  These conditions include the Company repaying an aggregate amount of $1.0 million of principal on the Term Loan and the Company meeting a minimum EBITDA, as defined in the Loan Agreement, of $1.5 million for the fiscal year ended June 30, 2013.

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

In addition, in connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of June 30, 2013 and 2012, the related embedded derivative liability with respect to the CD Convertible Note has an estimated fair value of $696 and $555.

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

On March 5, 2013, the Company entered into a capitalized lease obligation with Marlin Leasing in the amount of $68, which lease is secured by a certain machinery and equipment and matures on February 28, 2015.  The monthly lease payment amount of approximately $2 is payable monthly and has an imputed interest rate of 7.1%.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 9. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2013 and 2012 are presented below:

The weighted average interest rate paid was 4.73% and 8.46% in the fiscal years ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, the Company had accrued unpaid interest of approximately $80 and $8, respectively.

Note 10. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

Net operating losses (“NOL”) of approximately $38,256 will expire beginning in 2024 for federal purposes. State NOL’s of approximately $24,919 expires beginning in 2014 through 2031 depending on the state in which the NOL’s were generated. The Company also has capital losses of $2,868 which will expire in 2014.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present taxable losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets in the fiscal year ended June 30, 2009.  In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of June 30, 2013 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The components of the provision for income taxes consists of the following:

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2013.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2013 and 2012.

The federal and state tax returns for the years ending June 30, 2010, 2011 and 2012 are currently open and the tax returns for the year ended June 30, 2013 will be filed by March 17, 2014.

Note 11. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions.  As of January 1, 2009, the Company curtailed the Company’s matching percentage of employee contributions into the profit-sharing plan for the benefit of the employees.  As of January 1, 2013, the Company reinstated the discretionary employer match in the profit-sharing plan for the benefit of the employees and contributed approximately $20 into to the plan for the benefit of the eligible employees participating in the plan.

Note 12. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250.  As of June 30, 2013, the Company had $16 of uninsured deposits at these financial institutions.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

(c) Major Customers. For the fiscal years ended June 30, 2013 and 2012 approximately 76% and 77%, respectively, of net sales were derived from two customers.  In the fiscal year ended June 30, 2013, these two customers were from the Contract Manufacturing Segment and in the fiscal year ended June 30, 2012, there was one each from the Contract Manufacturing and the Branded proprietary Products Segments.  Accounts receivable from these customers represented approximately 73% and 58% of total net accounts receivable as of June 30, 2013 and 2012, respectively. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 63% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed in May 2012 and expires in August 2015.

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

Rent expense for the fiscal years ended June 30, 2013 and 2012 on these leases were $776 and $750, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. For the fiscal years ended June 30, 2013 and 2012, the Company had an outstanding obligation to Vitamin Realty of $918 and $776, respectively, included in accounts payable and long term debt in the accompanying Consolidated Balance Sheet.  (See Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The minimum rental and lease commitments for long-term non-cancelable leases are as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $985 and $1,132 for the fiscal years ended June 30, 2013 and 2012, respectively.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of September 30, 2013, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Neither Mr. DeSantis nor Mr. Kay received any compensation from the Company in connection with these guarantees.  The Individual Guarantees will automatically terminate upon the satisfaction of certain conditions set forth in the Loan Agreement.  These conditions are expected to be met in the Company’s fiscal quarter ending on December 31, 2013.  These conditions include the Company repaying an aggregate amount of $1.0 million of principal on the Term Loan and the Company meeting a minimum EBITDA, as defined in the Loan Agreement, of $1.5 million for the fiscal year ended June 30, 2013.  The Company expects to meet these requirements by November 1, 2013.

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
The following options, warrants and potentially dilutive shares for convertible notes payable (see Note 8. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for fiscal years ended June 30, 2013 and 2012:

During the fiscal year ended June 30, 2013 and 2012, the Company has incurred stock compensation expense of $0 and $10, respectively and is included in selling and administrative expenses in the consolidated statement of operations.  Stock compensation expense includes Restricted Stock Units granted under the Company’s Stock Option Plan that are also expensed over the vesting period.

The intrinsic value of options outstanding and exercisable at June 30, 2013 and 2012 was $74 and none, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2013 under the Company’s stock option plans:

(b) Warrants. As of June 30, 2013 and 2012, the Company has 500,000 warrants outstanding to purchase shares of common stock at $0.80.  All warrants are currently exercisable and expire in October 2013.

Note 16. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the fiscal years ended June 30, 2013 and 2012 were $12,797 and $12,799, respectively.

Financial information relating to the fiscal years ended June 30, 2013 and 2012 operations by business segment are as follows:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 30, 2013	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: September 30, 2013	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer