Form 10-Q
period 2013-09-30
INTEGRATED BIOPHARMA INC
filed 2013-11-14
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2013
Common Stock, $0.002 par value	21,080,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three Months Ended September 30, 2013

Disclosure Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. (the “Company”) or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Items 1 and 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2013 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements and are subject to change due inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

(Unaudited)

	Three months ended September 30, 2013	2012
Sales, net	$ 9,191	$ 8,480
Cost of sales	7,594	6,915
Gross profit	1,597	1,565
Selling and administrative expenses	937	1,196
Operating income	660	369
Other expense, net		
Change in fair value of derivative liabilities	(73)	(1,085)
Interest expense	(248)	(248)
Other income, net	2	-
Net loss on disposal of property and equipment	-	(6)
Other expense, net	(319)	(1,339)
Income (loss) before income taxes	341	(970)
Income tax expense, net	43	2
Net income (loss)	298	(972)
Interest expense on Convertible debt-CD Financial, LLC	82	-
Accretion of Convertible debt - CD Financial, LLC	27	-
Diluted net income (loss)	$ 407	$ (972)
Basic net income (loss) per common share	$ 0.01	$ (0.05)
Diluted net income (loss) per common share	$ 0.01	$ (0.05)
Weighted average common shares outstanding - basic	21,080,174	21,080,174
Add: Stock options	89,857	-
Shares issuable upon conversion of Convertible Debt - CD Financial, LLC	8,230,769	-
Weighted average common shares outstanding - diluted	29,400,800	21,080,174

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30, 2013	June 30, 2013
Assets		
Current Assets:		
Cash	$ 480	$ 55
Accounts receivable, net	1,978	2,419
Inventories	6,525	6,431
Investment in iBio, Inc. - restricted	684	684
Other current assets	342	339
Total current assets	10,009	9,928
Intangible assets, net	983	1,017
Property and equipment, net	1,168	1,235
Security deposits and other assets	407	431
Total Assets	$ 12,567	$ 12,611
Liabilities and Stockholders' Deficiency:		
Current Liabilities:		
Advances under revolving credit facility	$ 4,344	$ 4,543
Accounts payable (includes $127 and $186 due to related party)	5,625	5,883
Accrued expenses and other current liabilities	1,279	1,122
Current portion of long term debt	869	868
Total current liabilities	12,117	12,416
Long term debt	4,744	4,888
Subordinated convertible note, net - CD Financial, LLC	4,928	4,901
Derivative liabilities	770	696
Total liabilities	22,559	22,901

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation
Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (“Form 10-K”), as filed with the SEC. The June 30, 2013 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending June 30, 2014 or for any other period.

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

Significant Accounting Policies

There have been no material changes during fiscal year 2014 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Investment in iBio, Inc.- Restricted. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was an impairment charge of $139 recorded in the quarter ended March 31, 2013.  Although the market value of the iBio Stock as of September 30, 2013 was approximately $0.5 million, a trading price below the carrying value per share as of September 30, 2013 and other points in time, management’s assessment concluded that there is no reason to believe that such declines are other than temporary as of the reporting date.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. In the fiscal year ended June 30, 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days and has continued to have a trading price less than $0.88 through November 14, 2013.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  As of September 30, 2013, the Company has not sold any shares of the iBio Stock.  As of November 14, 2013, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.

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

The following options, warrants and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three months ended September 30, 2013 and 2012:

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

Amortization expense recorded on intangible assets for the three months ended September 30, 2013 and 2012 was $34 and $35, respectively.  Amortization expense is recorded on the straight-line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2013 and 2012 was $69 and $73, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of September 30, 2013 and June 30, 2013, the Company had the following debt outstanding:

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC as agent and lender and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and the iBio Stock owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of September 30, 2013 and June 30, 2013). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of September 30, 2013 and June 30, 2013).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

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

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company shall sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the requirement to prepay loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2013, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.  As of September 30, 2013, the Company is in compliance with the fixed charge coverage ratio maintenance requirement.

During certain periods in the fiscal year ended June 30, 2013 and continuing into the quarter ended September 30, 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  As of November 14, 2013, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

In October, 2013, when the Company delivered its annual financial statements for the fiscal year ended June 30, 2013 to PNC, as required under the Loan Agreement, the Company was required to make a prepayment in respect of loans outstanding under the Loan Agreement of approximately $293, representing 50% of Excess Cash Flows for the fiscal year ended June 30, 2013.   This payment, along with the scheduled monthly principal payments of $44 made by the Company in respect of the Term Loan through November 1, 2013 provided for principal payments of $1.0 million in the aggregate.

In connection with the Senior Credit Facility, each of E. Gerald Kay, an officer, director and major stockholder of the Company, and Carl DeSantis, a director and major stockholder of the Company (collectively, the “Guarantors”), entered into Continuing Limited Guarantees (collectively, the “Individual Guarantees”) with PNC whereby each Guarantor irrevocably and unconditionally guarantees the full, prompt and unconditional payment, when due, whether by acceleration or otherwise, of any and all obligations of the Borrowers under the Loan Agreement and the other loan documents. The liability of each Guarantor under his respective Individual Guarantee is limited to a maximum of $1.0 million. The Individual Guarantees automatically terminate upon the satisfaction of certain conditions set forth in the Loan Agreement.  These conditions included the Company repaying an aggregate amount of $1.0 million of principal on the Term Loan and the Company meeting a minimum EBITDA, as defined in the Loan Agreement, of $1.5 million for the fiscal year ended June 30, 2013.  The Company met these requirements on November 1, 2013 and Mr. DeSantis and Mr. Kay were released as guarantors under the Individual Guarantees.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of September 30, 2013 and June 30, 2013, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $770 and $696, respectively.

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

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2013, approximately 79% of total net sales were derived from two customers in the Company's contract manufacturing segment as compared to approximately 72% of total net sales derived from two customers in the Company's contract manufacturing segment in the three months ended September 30, 2012.  Accounts receivable as of September 30, 2013 from these customers represented approximately 63% of total accounts receivable. The loss of any of these customers would have an adverse affect on the Company’s operations.  Major customers are those customers who account for more than 10% of net sales.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

(b) Other Business Risks. Approximately 63% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The union contract was renewed in May 2012 and expires in August 2015.

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

Rent expense for the three months ended September 30, 2013 and 2012 on these leases were $206 and $271 respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2013 and June 30, 2013, the Company had an outstanding obligation to Vitamin Realty of $813 and $918, respectively, included in accounts payable and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles.

The minimum rental commitment for long-term non-cancelable leases is as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $247 and $338 for the three months ended September 30, 2013 and 2012, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of November 14, 2013, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

Neither Mr. DeSantis nor Mr. Kay received any compensation from the Company in connection with these guarantees.  The Individual Guarantees automatically terminate upon the satisfaction of certain conditions set forth in the Loan Agreement.    These conditions included the Company repaying an aggregate amount of $1.0 million of principal on the Term Loan and the Company meeting a minimum EBITDA, as defined in the Loan Agreement, of $1.5 million for the fiscal year ended June 30, 2013.  These two conditions were met by the Company on November 1, 2013 and Mr. DeSantis and Mr. Kay were released as guarantors under the Individual Guarantees.

See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt for related party securities transactions.

See Note 7(a). Leases for related party lease transactions.

Note 9. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses.  The international sales, concentrated primarily in Europe and Canada, for the three months ended September 30, 2013 and 2012 were $3,085 and $2,529, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Financial information relating to the three months ended September 30, 2013 and 2012 operations by business segment are as follows:

		Sales, Net U.S. Customers	Sales, Net International Customers	Sales, Net Total	Segment Gross Profit	Depreciation	Capital Expenditures
Contract Manufacturing	**2013**	**$ 5,429**	**$ 2,862**	**$ 8,291**	**$ 1,366**	**$ 66**	**$ -**
	2012	4,865	2,215	7,080	1,096	66	8
Branded Proprietary Products	**2013**	**132**	**160**	**292**	**57**	**1**	**-**
	2012	587	244	831	322	4	-
Other Nutraceutical Businesses	**2013**	**545**	**63**	**608**	**174**	**2**	**2**
	2012	499	70	569	147	3	-
Total Company	**2013**	**6,106**	**3,085**	**9,191**	**1,597**	**69**	**2**
	2012	5,951	2,529	8,480	1,565	73	8

	Total Assets as of September 30, 2013	Total Assets as of June 30, 2013
Contract Manufacturing	**$ 8,464**	$ 8,524
Branded Proprietary Products	**2,283**	2,186
Other Nutraceutical	**1,820**	1,901
Total Company	**$ 12,567**	$ 12,611

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

We continue to focus on our core businesses and maintaining our cost structure in line with our sales.  In our branded product segment, we continue to maintain and strengthen the relationships developed in the fiscal year ended June 30, 2013, which were focused primarily in the international markets of Canada, Mexico and Asia.  We are also developing new products, including branded products for solid dosage, which will be manufactured by MDC and sold using our AgroLabs brand. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and prospective customers.

In the three months ended September 30, 2013, our income from operations was approximately $0.7 million, which covered our debt service requirements and provided additional cash flows to pay the required principal payment on our Term Note with PNC as well as pay our suppliers on a more timely basis than we have been able to in the past.
Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2013.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Sales, net. Sales, net, for the three months ended September 30, 2013 and 2012 were $9.2 million and $8.5 million, respectively, an increase of 8.4%, and are comprised of the following:

For the three months ended September 30, 2013, approximately 79% of total net sales were derived from two customers in our contract manufacturing segment as compared to approximately 72% of total net sales from two customers in our contract manufacturing segment for the three months ended September 30, 2012.  The loss of either of these customers could have an adverse affect on our operations.

The increase in our net sales is primarily the result of an increase of approximately $1.2 million in our contract manufacturing segment primarily due to increased sales volumes to our major customers in the three months ended September 30, 2013, of approximately $1.2 million compared to the prior period, offset in part, by a decrease in the volume of sales in our branded proprietary products segment of $0.5 million, primarily from our club store distribution channels.

Cost of sales.  Cost of sales increased by $0.7 million to $7.6 million for the three months ended September 30, 2013, as compared to $6.9 million for the three months ended September 30, 2012.  Cost of sales increased as a percentage of sales to 82.6% for the three months ended September 30, 2013 as compared to 81.5% for the three months ended September 30, 2012. The increase in the cost of sales amount was primarily the result of increased sales.  The cost of sales as a percentage of sales increased as a result of a greater percentage of sales being derived from our contract manufacturing segment (representing 90.2% of total net sales in the three months ended September 30, 2013 compared to 83.5% in the prior comparable period), which has a higher cost of goods sold percentage (approximately 83%) as compared to the proprietary branded nutraceutical product line (representing 3.2% of total net sales in the three months ended September 30, 2013 compared to 9.8% in the prior comparable period).

Selling and Administrative Expenses.  Selling and administrative expenses were $0.9 million for the three months ended September 30, 2013, as compared to $1.2 million for the three months ended September 30, 2012, a decrease of approximately $0.3 million or 22%.  As a percentage of sales, net, selling and administrative expenses were 10.2% for the three months ended September 30, 2013 and 14.1% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.3 million is mainly due to decreases in advertising and other marketing expenses of $0.2 million.  Other selling and administrative expenses such as salaries and employee benefits, professional fees, warehouse, office expenses and other expenses as a group decreased by approximately $0.1 million, each individual classification decreased or increased by less than $30,000 from the prior comparable period.

Our advertising and other marketing costs decreased by approximately $0.2 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations (in the branded nutraceutical products segment).  We had no such expenses in the three months ended September 30, 2013 due to the lack of sales to this customer in the three months ended September 30, 2013.

Other income (expense), net. Other income (expense), net was approximately $0.3 million for the three months ended September 30, 2013 compared to $1.3 million for the three months ended September 30, 2012, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the increase in the trading price of our common stock from $0.15 as of June 30, 2013 to $0.20 as of September 30, 2013.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.

Federal and state income tax, net. For the three months ended September 30, 2013 and 2012, we had a minimal amount of state tax expenses, $43,000 and $2,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, our past liquidity concerns and the current economic environment, that it is “more likely than not” our deferred tax assets may not be realized.  A significant portion of our deferred tax assets relate to our federal net operating loss carryforwards.  We file consolidated federal tax returns and although we currently have net income for book purposes, we have not been able to determine whether it is more likely than not that we will be able to use this asset in the future taxable years.  For the three months ended September 30, 2013, the current federal tax provision was offset by the utilization of the federal net operating loss carryforwards and a corresponding release of the related valuation reserve.

Net income (loss). Our net income for the three months ended September 30, 2013 was $0.3 million as compared to a net loss of $1.0 million for the three months ended September 30, 2012. The change from a net loss to net income of approximately $1.3 million was primarily the result of increased operating income of $0.3 million and a decrease in other income (expense) of approximately $1.0 million primarily as a result of a significantly reduced change in the fair value of derivative liabilities in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

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

At September 30, 2013, our working capital deficit was approximately $2.1 million, a decrease of approximately $0.4 million in our working capital deficit of approximately $2.5 million at June 30, 2013. Our current assets decreased by approximately $0.1 million and our current liabilities decreased by approximately $0.3 million.

Net cash provided by operating activities of $0.8 million in the three months ended September 30, 2013, includes net income of approximately $0.3 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.5 million. Cash was provided by operations from our working capital assets and liabilities in the amount of approximately $0.2 million and was primarily the result of an increase in accounts receivable of $0.4 million and offset, in part, by a net decrease in accounts payable and accrued expenses and other liabilities and an increase in inventories of approximately $0.1 million each.

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

Cash used in financing activities was approximately $0.3 million for the three months ended September 30, 2013, $9.1 million for payments under our revolving credit facility and repayments of principal under our term note in the amount of $0.1 million, offset by advances under our revolving credit facility of $8.9 million.  Cash provided by financing activities was approximately $0.2 million for the three months ended September 30, 2012, $8.5 million from advances under our revolving credit facility offset by payments under our revolving credit facility of $8.2 million and repayments of principal under our term note in the amount of $0.1 million.

As of September 30, 2013, we had cash of $0.5 million, funds available under our revolving credit facility of approximately $0.6 million and a working capital deficit of $2.1 million. Our working capital deficit includes $4.3 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, we had income from operations of approximately $0.7 million in the three months ended September 30, 2013.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending September 30, 2014.

Our total annual commitments at September 30, 2013 for long term non-cancelable leases of approximately $609,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of November 14, 2013, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2013 and 2012 were approximately $2,000 and $8,000, respectively.  The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2014.  The total amount is expected to be funded from lease financing and cash provided from the Company's operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2013, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2013.

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
101
The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTEGRATED BIOPHARMA, INC.

Date: November 14, 2013	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: November 14, 2013	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President