Form 10-Q
period 2013-12-31
INTEGRATED BIOPHARMA INC
filed 2014-02-12
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2014
Common Stock, $0.002 par value	21,080,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Six Months Ended December 31, 2013

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31, 2013	June 30, 2013
Assets		
Current Assets:		
Cash	$ 135	$ 55
Accounts receivable, net	2,289	2,419
Inventories	5,800	6,431
Investment iniBio, Inc. - restricted	684	684
Other current assets	331	339
Total current assets	9,239	9,928
Intangible assets, net	948	1,017
Property and equipment, net	1,205	1,235
Security deposits and other assets	374	431
Total Assets	$ 11,766	$ 12,611
Liabilities and Stockholders' Deficiency:		
Current Liabilities:		
Advances under revolving credit facility	$ 4,234	$ 4,543
Accounts payable (includes $126 and $186 due to related party)	5,049	5,883
Accrued expenses and other current liabilities	1,190	1,122
Current portion of long term debt	598	868
Total current liabilities	11,071	12,416
Long term debt	4,647	4,888
Subordinated convertible note, net - CD Financial LLC	4,955	4,901
Derivative liabilities	687	696
Total liabilities	21,360	22,901
Commitments and Contingencies		
Stockholders' Deficiency:		
Common Stock, $0.002 par value; 50,000,000 shares authorized; 21,115,074 and 21,080,174 shares issued and outstanding, respectively	42	42
Additional paid-in capital	44,568	44,568
Accumulated deficit	(54,105)	(54,801)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(9,594)	(10,290)
Total Liabilities and Stockholders' Deficiency	$ 11,766	$ 12,611

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (“Form 10-K”), as filed with the SEC. The June 30, 2013 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results for the full fiscal year ending June 30, 2014 or for any other period.

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

Investment in iBio, Inc.- Restricted. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was an impairment charge of $139 recorded in the quarter ended March 31, 2013.  Although the market value of the iBio Stock as of December 31, 2013 was approximately $0.4 million, a trading price below the carrying value per share as of December 31, 2013 and other points in time, management’s assessment concluded that there is no reason to believe that such declines are other than temporary as of the reporting date.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. In the fiscal year ended June 30, 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days and has continued to have a trading price less than $0.88 through February 12, 2014.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  As of December 31, 2013, the Company has not sold any shares of the iBio Stock.  As of February 12, 2014, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following options, warrants and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2013 and 2012:

Stock options to purchase or otherwise obtain 634,500 shares of common stock of the Company, however, were included in the diluted earnings per share computation for earnings per share in the three month period ended December 31, 2012 as their exercise prices were less than the market price of the common shares as of December 31, 2012.

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

Amortization expense recorded on intangible assets for each of the three and six months ended December 31, 2013 and 2012 was $34 and $69, respectively.  Amortization expense is recorded on the straight-line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)
Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

Depreciation and amortization expense was $66 and $71 for the three months ended December 31, 2013 and 2012, respectively and $135 and $144 for the six months ended December 31, 2013 and 2012, respectively.  In the three and six months ended December 31, 2013, the Company traded in property and equipment with an original cost of $76 for a cash discount of $4 on the replacement property, resulting in a gain on disposal of $4.  In the three and six months ended December 31, 2012, the Company disposed of property and equipment with an original cost of $188 for net proceeds of $18.

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of December 31 and June 30, 2013, the Company had the following debt outstanding:

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

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and the iBio Stock owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of December 31 and June 30, 2013). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of December 31 and June 30, 2013).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

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

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company shall sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the requirement to prepay loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2013, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.  As of December 31, 2013, the Company is in compliance with the fixed charge coverage ratio maintenance requirement.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

During certain periods in the fiscal year ended June 30, 2013 and continuing into the six months ended December 31, 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  As of February 12, 2014, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.

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

CD FINANCIAL, LLC DEBT

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of December 31 and June 30, 2013, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $687 and $696, respectively.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three and six months ended December 31, 2013, approximately 82% and 80%, respectively of total net sales were derived from two customers in the Company’s contract manufacturing segment as compared to approximately 73% and 72% of total net sales derived from the same two customers in the Company’s contract manufacturing segment in the three and six months ended December 31, 2012, respectively.  Accounts receivable as of December 31, 2013 from these customers represented approximately 74% of total accounts receivable. The loss of any of these two customers would have an adverse affect on the Company’s operations.  Major customers are those customers who account for more than 10% of net sales.

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

Rent expense for the three and six months ended December 31, 2013 and 2012 on these leases were $201 and $196 and $407 and $391, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2013 and June 30, 2013, the Company had an outstanding obligation to Vitamin Realty of $845 and $918, respectively, included in accounts payable and long term debt in the accompanying Condensed Consolidated Balance Sheet.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The minimum rental commitment for long-term non-cancelable leases is as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $244 and $239 and $490 and $500 for the three and six months ended December 31, 2013 and 2012, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of February 12, 2014, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses.  The international sales, concentrated primarily in Europe and Canada, for the three months ended December 31, 2013 and 2012 were $3,170 and $3,125, respectively and for the six months ended December 31, 2013 and 2012 were $6,256 and $5,643, respectively.

Financial information relating to the three months ended December 31, 2013 and 2012 operations by business segment are as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Financial information relating to the six months ended December 31, 2013 and 2012 operations by business segment are as follows:

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

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this MD&A, involve a number of risks and uncertainties, in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, pending divestitures, future economic conditions, revenue, pricing, gross margin and costs, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

In the six months ended December 31, 2013, our income from operations was approximately $1.3 million, which covered our debt service requirements and provided additional cash flows to pay the required principal payment on our Term Note with PNC as well as pay our suppliers on a more timely basis than we have been able to in the past.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2013.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the Six Months Ended December 31, 2013 compared to the Six Months Ended December 31, 2012

Sales, net. Sales, net, for the six months ended December 31, 2013 and 2012 were $18.0 million and $15.9 million, respectively, an increase of 13%, and are comprised of the following:

For the six months ended December 31, 2013, approximately 80% of total net sales were derived from two customers in our contract manufacturing segment as compared to approximately 72% of total net sales from the same two customers in our contract manufacturing segment for the six months ended December 31, 2012.  The loss of either of these customers could have an adverse affect on our operations.

The increase in our net sales is primarily the result of an increase of approximately $2.8 million in our contract manufacturing segment primarily due to increased sales volumes to our major customers in the six months ended December 31, 2013, of approximately $3.0 million compared to the prior period, offset in part, by a decrease in the volume of sales in our branded proprietary products segment of $0.9 million, primarily from our club store distribution channels.

Cost of sales.  Cost of sales increased by $1.7 million to $14.9 million for the six months ended December 31, 2013, as compared to $13.2 million for the six months ended December 31, 2012.  Cost of sales as a percentage of net sales was substantially the same, approximately 83% for each of the six months ended December 31, 2013 and 2012. The increase in the cost of sales amount was primarily the result of increased sales, both sales and cost of sales increased by approximately 13%.

Selling and Administrative Expenses.  Selling and administrative expenses were $1.8 million for the six months ended December 31, 2013, as compared to $2.3 million for the six months ended December 31, 2012, a decrease of approximately $0.5 million or 22%.  As a percentage of sales, net, selling and administrative expenses were 9.9% for the six months ended December 31, 2013 and 14.5% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.5 million is mainly due to decreases in advertising and other marketing expenses of $0.3 million and professional and consulting fees of approximately $0.1 million.  Other selling and administrative expenses such as salaries and employee benefits, warehouse, office expenses and other expenses as a group decreased by approximately $0.1 million, each individual classification decreased or increased by less than $50,000 from the prior comparable period other than warehouse expenses which decreased by approximately $63,000 as a result of closing our Texas warehouse facility in our branded nutraceutical products segment and consolidating other third party warehousing of this segment’s inventory.

Our advertising and other marketing costs decreased by approximately $0.3 million in the six months ended December 31, 2013 compared to the six months ended December 31, 2012 as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations (in the branded nutraceutical products segment).  We had no such expenses in the six months ended December 31, 2013 due to the lack of sales to this customer in the six months ended December 31, 2013.

Our professional and consulting fees decreased by approximately $0.1 million in the six months ended December 31, 2013 compared to the six months ended December 31, 2012 as we did not have any significant legal matters to address in the six months ended December 31, 2013 compared to the six months ended December 31, 2012.

Other expense, net. Other expense, net was approximately $0.5 million in each of the six months ended December 31, 2013 and 2012, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the increase in the trading price of our common stock from $0.15 as of June 30, 2013 to $0.19 as of December 31, 2013.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.    In the six months ended December 31, 2012, we recovered approximately $0.4 million in gross profits as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers.

Federal and state income tax, net.  For the six months ended December 31, 2013 and 2012, we had a minimal amount of state tax expenses, $104,000 and $13,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, our past liquidity concerns and the current economic environment, that it is “more likely than not” our deferred tax assets may not be realized.  A significant portion of our deferred tax assets relate to our federal net operating loss carryforwards.  We file consolidated federal tax returns and although we currently have net income for book purposes, we have not been able to determine whether it is more likely than not that we will be able to use this asset in the future taxable years.  For the six months ended December 31, 2013, the current federal tax provision was offset by the utilization of the federal net operating loss carryforwards and a corresponding release of the related valuation reserve.

Net income (loss).  Our net income for the six months ended December 31, 2013 was $0.7 million as compared to a net loss of $0.2 million for the six months ended December 31, 2012. The change from a net loss to net income of approximately $0.9 million was primarily the result of increased operating income of $0.9 million.

For the Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

Sales, net. Sales, net, for the three months ended December 31, 2013 and 2012 were $8.8 million and $7.4 million, respectively, an increase of 19%, and are comprised of the following:

For the three months ended December 31, 2013, approximately 82% of total net sales were derived from two customers in our contract manufacturing segment as compared to approximately 73% of total net sales from the same two customers in our contract manufacturing segment for the three months ended December 31, 2012.  The loss of either of these customers could have an adverse affect on our operations.

The increase in our net sales is primarily the result of an increase of approximately $1.6 million in our contract manufacturing segment primarily due to increased sales volumes to our two major customers in the three months ended December 31, 2013, offset in part, by a decrease in the volume of sales in our branded proprietary products segment of $0.3 million, primarily from our club store distribution channels.

Cost of sales.  Cost of sales increased by $1.1 million to $7.4 million for the three months ended December 31, 2013, as compared to $6.3 million for the three months ended December 31, 2012.  Cost of sales as a percentage of net sales was substantially the same, approximately 84% for each of the three months ended December 31, 2013 and 2012. The increase in the cost of sales amount, 17% over the comparable prior period, was primarily the result of increased sales of approximately 19%.

Selling and Administrative Expenses. Selling and administrative expenses were $0.8 million for the three months ended December 31, 2013, as compared to $1.1 million for the three months ended December 31, 2012, a decrease of approximately $0.3 million or 23%. As a percentage of sales, net, selling and administrative expenses were 9.9% for the three months ended December 31, 2013 and 14.5% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.3 million is mainly due to decreases in advertising and other marketing expenses of $0.1 million.  Other selling and administrative expenses such as employee costs, warehouse, office expenses, professional fees, commissions and other expenses as a group decreased by approximately $0.1 million, with each individual classification decreasing by less than $65,000 from the prior comparable period.

Our advertising and marketing costs decreased by approximately $0.1 million in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 primarily as a result of a decrease in in-store demonstrations of our products at one of our customer’s store locations in our branded nutraceutical products segment.  We had no such expenses in the three months ended December 31, 2013 due to the lack of sales to this customer in the three months ended December 31, 2013.

Other income (expense), net. Other income (expense), net was approximately $0.2 million of other expense, net for the three months ended December 31, 2013 compared to approximately $0.8 million other income, net for the three months ended December 31, 2012, and is composed of:

The change in fair value of derivative liabilities for the three months ended December 31, 2013 was not a significant change from the previous three month period ended September 30, 2013 as the trading price of our common stock was $0.20 as of September 30, 2013 compared to $0.19 as of December 31, 2013 as compared to the comparable three months ended December 31, 2012 when the trading price of our common stock was $0.25 as of September 30, 2012 to $0.16 as of December 31, 2012.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  In the three months ended December 31, 2012, we recovered approximately $0.4 million in gross profits, as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers in our branded proprietary products segment.

Federal and state income tax, net. For the three months ended December 31, 2013 and 2012, we had a minimal amount of state tax expenses, $61,000 and $11,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, our past liquidity concerns and the current economic environment, that it is “more likely than not” our deferred tax assets may not be realized.  A significant portion of our deferred tax assets relate to our federal net operating loss carryforwards.  We file consolidated federal tax returns and although we currently have net income for book purposes, we have not been able to determine whether it is more likely than not that we will be able to use this asset in the future taxable years.  For the three months ended December 31, 2013, the current federal tax provision was offset by the utilization of the federal net operating loss carryforwards and a corresponding release of the related valuation reserve.

Net income. Our net income for the three months ended December 31, 2013 was $0.4 million compared to $0.8 million for the three months ended December 31, 2012, a net decrease of $0.4 million. The net decrease in our net income is primarily the result of the increase in our operating income of $0.6 million, offset by a decrease in other income (expense), net of $1.0 million.  The decrease in other income (expense), net was primarily from the decrease in the change in the fair value of derivative liabilities of $0.6 million from the three months ended December 31, 2012 compared to the three months ended December 31, 2013 and the decrease in other income of $0.4 million, which in the three months ended December 31, 2012 represented the recovery of gross profits from our then contract manufacturer for our branded propriety products segment.

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

At December 31, 2013, our working capital deficit was approximately $1.8 million, a decrease of approximately $0.7 million in our working capital deficit of approximately $2.5 million at June 30, 2013. Our current assets decreased by approximately $0.7 million and our current liabilities decreased by approximately $1.3 million.

Net cash provided by operating activities of $1.0 million in the six months ended December 31, 2013, includes net income of approximately $0.7 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $1.0 million. Cash was provided by operations from our working capital assets and liabilities in the amount of approximately $3,000 and was primarily the result of decreases in accounts receivable of $0.1 million and inventories of $0.6 million offset, in part, by a net decrease in accounts payable and accrued expenses and other liabilities of approximately $0.8 million.

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

Cash used in investing activities of $29,000 in the six months ended December 31, 2013 was for the purchase of property and equipment primarily in our contract manufacturing segment.  Cash provided by investing activities in the six months ended December 31, 2012 was from the sale of machinery and equipment for $18,000, offset by the use of cash for the purchase of fixed assets of approximately $8,000.

Cash used in financing activities was approximately $0.9 million for the three months ended December 31, 2013, $17.8 million for payments under our revolving credit facility and repayments of principal under our term note in the amount of $0.6 million, offset by advances under our revolving credit facility of $17.5 million.

Cash provided by financing activities was approximately $0.9 million for the six months ended December 31, 2012, $17.0 million from advances under our revolving credit facility offset by payments under our revolving credit facility of $15.9 million and repayments of principal under our term note in the amount of $0.2 million.

As of December 31, 2013, we had cash of $0.1 million, funds available under our revolving credit facility of approximately $0.6 million and a working capital deficit of $1.8 million. Our working capital deficit includes $4.2 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, we had income from operations of approximately $1.3 million in the six months ended December 31, 2013.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending December 31, 2014.

Our total annual commitments at December 31, 2013 for long term non-cancelable leases of approximately $608,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of February 12, 2014, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2013 and 2012 were approximately $105,000 ($76,000 funded with capitalized lease financing) and $8,000, respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2013. The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three and six months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 12, 2014	By: /s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: February 12, 2014	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President