Form 10-Q/A
period 2014-02-12
INTEGRATED BIOPHARMA INC
filed 2014-02-13
CIK 1016504

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

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2014
Common Stock, $0.002 par value	21,080,174 Shares

Explanatory Statement

This Amendment No. 1 on Form 10-Q/A amends Integrated BioPharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (the “Form 10-Q”) which was filed with the Securities and Exchange Commission on February 12, 2014, solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of certain materials from the Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 does not include the entire Form 10-Q except as described in this explanatory note. This Amendment No. 1 does not amend any other information set forth in the original filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6. EXHIBITS

Exhibits

Exhibit Number
31.1*                      Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2*                      Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1*                      Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2*                      Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101**                      The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Statements.

* Previously filed with the Company’s quarterly report on Form 10-Q for the period ended December 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 13, 2014	By: /s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: February 13, 2014	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President