Form 10-Q
period 2014-03-31
INTEGRATED BIOPHARMA INC
filed 2014-05-14
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2014
Common Stock, $0.002 par value	21,080,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Nine Months Ended March 31, 2014

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (“Form 10-K”), as filed with the SEC. The June 30, 2013 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year ending June 30, 2014 or for any other period.

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Coconut Water, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement and (iii) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products, Inc.

Significant Accounting Policies

There have been no material changes during fiscal year 2014 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Investment in iBio, Inc.- Restricted. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There was an impairment charge of $139 recorded in the three and nine months ended March 31, 2013.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. In the fiscal year ended June 30, 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days and has continued to have a trading price less than $0.88 through May 14, 2014. (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  As of March 31, 2014, the Company has not sold any shares of the iBio Stock.  As of May 14, 2014, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.

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

The following options, warrants and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2014 and 2013:

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

Amortization expense recorded on intangible assets for each of the three and nine months ended March 31, 2014 and 2013 was $34 and $103, respectively.  Amortization expense is recorded on the straight-line basis over periods ranging from 10 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Depreciation and amortization expense was $60 and $71 for the three months ended March 31, 2014 and 2013, respectively and $195 and $215 for the nine months ended March 31, 2014 and 2013, respectively.  In the nine months ended March 31, 2014, the Company traded in property and equipment with an original cost of $72 for a cash discount of $4 on the replacement property, resulting in a gain on disposal of $4.  In the nine months ended March 31, 2013, the Company disposed of property and equipment with an original cost of $188 for net proceeds of $18.

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of March 31, 2014 and June 30, 2013, the Company had the following debt outstanding:

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC as agent and lender and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and the iBio Stock owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of March 31, 2014 and June 30, 2013). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of March 31, 2014 and June 30, 2013).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

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

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company shall sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the requirement to prepay loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2013, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.  As of March 31, 2014, the Company is in compliance with the fixed charge coverage ratio maintenance requirement.

During certain periods in the fiscal year ended June 30, 2013 and continuing into the nine months ended March 31, 2014, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  As of May 14, 2014, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.
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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of March 31, 2014 and June 30, 2013, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $677 and $696, respectively.

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

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three and nine months ended March 31, 2014, approximately 78% and 80%, respectively of total net sales were derived from two customers as compared to approximately 80% and 74% of total net sales derived from the same two customers in the three and nine months ended March 31, 2013, respectively.  Accounts receivable as of March 31, 2014 from these customers represented approximately 66% of total accounts receivable. The loss of any of these customers would have an adverse affect on the Company’s operations.  Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 62% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The union contract was renewed in May 2012 and expires in August 2015.

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

Rent expense for the three and nine months ended March 31, 2014 and 2013 on these leases were $215 and $207 and $622 and $605, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2014 and June 30, 2013, the Company had an outstanding obligation to Vitamin Realty of $892 and $918, respectively, included in accounts payable, accrued expenses and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles.

The minimum rental commitment for long-term non-cancelable leases is as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $258 and $251 and $749 and $751 for the three and nine months ended March 31, 2014 and 2013, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of May 14, 2014, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses.  The international sales, concentrated primarily in Europe and Canada, for the three months ended March 31, 2014 and 2013 were $2,113 and $3,040, respectively and for the nine months ended March 31, 2014 and 2013 were $8,369 and $9,353, respectively.

Financial information relating to the three months ended March 31, 2014 and 2013 operations by business segment are as follows:

Financial information relating to the nine months ended March 31, 2014 and 2013 operations by business segment are as follows:

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

In the nine months ended March 31, 2014, our income from operations was approximately $1.1 million, which covered our debt service requirements and provided cash flows to pay the required principal payments on our Term Note with PNC ($0.7 million) as well as pay our suppliers on a more timely basis than we have been able to in the past.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2014. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2013.

Results of Operations

Our financial performance in the three months ended March 31, 2014 was negatively impacted by the inclement weather in the northeast of the United States during January and February 2014.  Our manufacturing facilities and corporate headquarters, located in New Jersey, were closed for business for seven business days, including paid holidays during the quarter ended March 31, 2014.  These closures and the inclement weather resulted in decreased revenues and delays in shipments of raw materials needed for manufacturing in our Contract Manufacturing Segment, resulting in lost production time, which resulted in delayed shipments to our customers.  Sales in our two other segments were not as negatively impacted by the inclement weather as the type of product sold by these segments was able to be procured and shipped within days of the orders being received.

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the Nine months ended March 31, 2014 compared to the Nine months ended March 31, 2013

Sales, net. Sales, net, for the nine months ended March 31, 2014 and 2013 were $25.5 million and $24.0 million, respectively, an increase of 6%, and are comprised of the following:

For the nine months ended March 31, 2014, approximately 80% of total net sales were derived from two customers in our contract manufacturing segment as compared to approximately 74% of total net sales from the same two customers in our contract manufacturing segment for the nine months ended March 31, 2013.  The loss of either of these customers could have an adverse effect on our operations.

The increase in our net sales is primarily the result of an increase of approximately $2.0 million in our contract manufacturing segment primarily due to increased sales volumes to our major customers in the nine months ended March 31, 2014, approximately $2.5 million compared to the prior period, offset in part, by a decrease in the volume of sales in our branded proprietary products segment of $0.9 million, primarily from our club store distribution channel located in Canada.  Our sales in our other nutraceuticals segment increased by nearly 23% primarily from increased sales volume, approximately $0.2 million, from multi minerals produced under our license agreement with iBio and approximately $0.1 million from the sales of certain raw materials as a distributor for DSM Nutritional Products, Inc.

Cost of sales.  Cost of sales increased by $1.6 million to $21.7 million for the nine months ended March 31, 2014, as compared to $20.1 million for the nine months ended March 31, 2013.  Cost of sales as a percentage of net sales were approximately 85% and 84% for the nine months ended March 31, 2014 and 2013, respectively. The increase in the cost of sales amount was primarily the result of increased sales, 6.1%, with cost of sales increasing by approximately 8%.  The primary reason for the increase in cost of sales as a percentage of sales was the nearly 50% decline in sales in our branded nutraceutical products segment with an offsetting increase in the contract manufacturing segment of nearly 10%.  Generally, the cost of sales in our contract manufacturing segment is higher than in our other segments (usually 85%) as compared to the branded nutraceutical products segment (historically 60% to 71%).

Selling and Administrative Expenses.  Selling and administrative expenses were $2.7 million for the nine months ended March 31, 2014, as compared to $3.4 million for the nine months ended March 31, 2013, a decrease of approximately $0.7 million or 20%.  As a percentage of sales, net, selling and administrative expenses were 10.6% for the nine months ended March 31, 2014 and 14.1% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.7 million is mainly due to decreases in advertising and other marketing expenses of $0.3 million, compensation and employee benefits of $0.1 million and warehouse and other office expenses of $0.2 million. These decreases were primarily in the branded nutraceutical products segment and were primarily the result of decreased sales and from further headcount reductions. Other selling and administrative expenses such as professional fees, travel, entertainment and other expenses, as a group decreased by approximately $0.1 million, each individual classification increased or decreased by less than $55,000 from the prior comparable period.

Our advertising and other marketing costs decreased by approximately $0.3 million in the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations (in the branded nutraceutical products segment).  We had no such expenses in the nine months ended March 31, 2014 due to the lack of sales to this customer during this period.

Other income (expense), net. Other income (expense), net was approximately $0.7 million for the nine months ended March 31, 2014 compared to $1.2 million for the nine months ended March 31, 2013, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the increase in the trading price of our common stock from $0.15 as of June 30, 2013 to $0.20 as of March 31, 2014.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The impairment charge on the investment in common stock of iBio, Inc. (“iBio Stock”) was the result of our review of our carry value of iBio Stock in March, 2013, at which time there was deemed to be an impairment of the carrying value in the amount of approximately $0.1 million.  In the nine months ended March 31, 2013, we recovered approximately $0.2 million in gross profits as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers.

Federal and state income tax, net. For the nine months ended March 31, 2014 and 2013, we had a minimal amount of state tax expenses, $131,000 and $18,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, our past liquidity concerns and the current economic environment, that it is “more likely than not” our deferred tax assets may not be realized.  A significant portion of our deferred tax assets relate to our federal net operating loss carryforwards.  We file consolidated federal tax returns and although we currently have net income for book purposes, we have not been able to determine whether it is more likely than not that we will be able to use this asset in the future taxable years.  For the nine months ended March 31, 2014, the current federal tax provision was offset by the utilization of the federal net operating loss carryforwards and a corresponding release of the related valuation reserve.  The increasing state tax expense is the result of the projected utilization by MDC of all of its state operating losses in the tax year ending June 30, 2014, as we file separate state tax returns for each of our subsidiaries and are not able to use any of the operating losses of other subsidiaries to offset MDC’s taxable income in its state tax filings.

Net income (loss).  Our net income for the nine months ended March 31, 2014 was $0.3 million as compared to a net loss of $0.7 million for the nine months ended March 31, 2013.  The change from a net loss to net income of approximately $1.0 million was primarily the result of increased operating income of $0.6 million and a decrease in other expense, net of $0.5 million, offset by an increase in Federal and state income taxes, net of $0.1 million.

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Sales, net. Sales, net, for the three months ended March 31, 2014 and 2013 were $7.5 million and $8.2 million, respectively, a decrease of 8%, and are comprised of the following:

For the three months ended March 31, 2014, approximately 78% of total net sales were derived from two customers in our contract manufacturing segment as compared to approximately 80% of total net sales from these two customers in our contract manufacturing segment for the three months ended March 31, 2013.  The loss of either of these customers could have an adverse affect on our operations.

The decrease in our net sales of approximately $0.6 million is primarily the result of decreased sales of our contract manufacturing segment of approximately $0.7 million offset in part by an increase in the volume of sales of $0.1 million in our other nutraceuticals segment.   The decrease in net sales for the three months ended March 31, 2014 was the result of the inclement weather in the northeast of the United States during January and February 2014.  Our manufacturing facilities and corporate headquarters, located in New Jersey, were closed for business for seven business days, including paid holidays during the three months ended March 31, 2014.  These closures and the inclement weather resulted in decreased revenues and delays in shipments of raw materials for manufacturing in our Contract Manufacturing Segment resulting in lost production, which resulted in delayed shipments to our customers.

Cost of sales.  Cost of sales decreased by $0.1 million to $6.8 million for the three months ended March 31, 2014, from $6.9 million for the three months ended March 31, 2013.  Cost of sales increased as a percentage of sales to 90.3% for the three months ended March 31, 2014 as compared to 84.8% for the three months ended March 31, 2013.  The cost of sales as a percentage of sales increased as a result of the contract manufacturing segment being closed for several days during the three months ended March 31, 2014. The cost of sales for this segment in the three months ended March 31, 2014 was approximately 91% as compared to the usual 85%, the incremental difference of 6% was the result of the fixed manufacturing costs, including but not limited to, rent, insurance, holiday pay and employee benefits.

Selling and Administrative Expenses.  Selling and administrative expenses were $0.9 million for the three months ended March 31, 2014, as compared to $1.1 million for the three months ended March 31, 2013, a decrease of approximately $0.2 million or 14%. As a percentage of sales, net, selling and administrative expenses were 12.3% for the three months ended March 31, 2014 and 13.2% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.2 million is mainly due to decreases in salaries and employee benefits of $0.1 million.  Other selling and administrative expenses such as advertising and marketing, professional fees, warehouse, office expenses, commissions and other expenses as a group decreased by approximately $0.1 million, with each individual classification increasing or decreasing by less than $31,000 from the prior comparable period.

Salaries and employee benefits decreased by approximately $0.1 million due to a slight decrease in head count in the branded nutraceutical segment and from changing our professional employer organization (“PEO”) effective on December 1, 2013.  The current PEO provider offered decreases in our medical health care premiums while offering comparable plans from the previous provider.

Other income (expense), net. Other income (expense), net was approximately $0.2 million of other income, net for the three months ended March 31, 2014 compared to approximately $0.7 million other expense, net for the three months ended March 31, 2013, and is composed of:

The change in fair value of derivative instruments was mainly the result of the increase in the trading price of our common stock from $0.19 as of December 31, 2013 to $0.20 as of March 31, 2014.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The impairment charge on the investment in iBio Stock was the result of our review of our carry value of iBio Stock in March, 2013, at which time there was deemed to be an impairment of the carrying value in the amount of approximately $0.1 million.   In the three months ended March 31, 2013, we adjusted the estimate of our recovery of approximately $0.3 million in gross profits, as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers by $0.1 million as a result of the final reconciliation of the amounts recovered from the event that occurred in the three months ended December 31, 2012.

Federal and state income tax, net. For the three months ended March 31, 2014 and 2013, we had a minimal amount of state tax expenses, $27,000 and $5,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, our past liquidity concerns and the current economic environment, that it is “more likely than not” our deferred tax assets may not be realized.  A significant portion of our deferred tax assets relate to our federal net operating loss carryforwards.  We file consolidated federal tax returns and although we currently have net income for book purposes, we have not been able to determine whether it is more likely than not that we will be able to use this asset in the future taxable years.  For the three months ended March 31, 2014, the current federal tax provision was offset by the utilization of the federal net operating loss carryforwards and a corresponding release of the related valuation reserve.

Net loss. Our net loss for each of the three months ended March 31, 2014 and 2013 was approximately $0.5 million. The slight decrease in the net loss of approximately $82,000 or 15% from the three months ended March 31, 2013 to the three months ended March 31, 2014 was primarily the result of the decrease in income from operations of approximately $0.4 million offset, in part, by a decrease in other expense, net of $0.5 million.

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

At March 31, 2014, our working capital deficit was approximately $2.4 million, a decrease of approximately $0.1 million in our working capital deficit of approximately $2.5 million at June 30, 2013. Our current assets decreased by approximately $2.1 million and our current liabilities decreased by approximately $2.2 million.

Net cash provided by operating activities of $2.1 million in the nine months ended March 31, 2014, includes net income of approximately $0.2 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative instruments, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.7 million. Cash was provided by operations from our working capital assets and liabilities in the amount of approximately $1.4 million and was primarily the result of decreases in accounts receivable of $0.5 million and inventories of $1.8 million offset, in part, by a net decrease in accounts payable and accrued expenses and other liabilities of approximately $0.8 million.

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

Cash used in investing activities of $115,000 in the nine months ended March 31, 2014 was for the purchase of property and equipment primarily in our contract manufacturing segment.  Net cash used in investing activities in the period ended March 31, 2013 of $3,000 was from the sale of machinery and equipment of $18,000 (in our branded nutraceutical products segment), offset by the use of cash for the purchase of fixed assets of approximately $21,000 in our contract manufacturing segment.

Cash used in financing activities was approximately $1.9 million for the nine months ended March 31, 2014, $25.3 million for payments under our revolving credit facility and repayments of principal under our term note in the amount of $0.7 million (including $0.3 million of principal prepaid, which represented 50% of Excess Cash Flows for the fiscal year ended June 30, 2013 as required under the term note with PNC), offset by advances under our revolving credit facility of $24.1 million.

Cash provided by financing activities was approximately $1.0 million for the nine months ended March 31, 2013, $25.4 million from advances under our revolving credit facility offset by payments under our revolving credit facility of $24.0 million and repayments of principal under our term note in the amount of $0.4 million.

As of March 31, 2014, we had cash of $0.2 million, funds available under our revolving credit facility of approximately $0.6 million and a working capital deficit of $2.4 million. Our working capital deficit includes $3.4 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, we had income from operations of approximately $1.1 million in the nine months ended March 31, 2014.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending March 31, 2015.

Our total annual commitments at March 31, 2014 for long term non-cancelable leases of approximately $608,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of May 14, 2014, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2014 and 2013 were approximately $191,000 ($76,000 funded with capitalized lease financing) and $89,000 ($68,000 funded with capitalized lease financing), respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2014, however expects to only spend approximately $0.3 million against that budget.  The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three and nine months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and Nine months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the Nine months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 14, 2014	By: /s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: May 14, 2014	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President