Form 10-K
period 2014-06-30
INTEGRATED BIOPHARMA INC
filed 2014-09-08
CIK 1016504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-K

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014	Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes | |	No | X |

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2013 was $1,544,341.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 8, 2014
Common Stock, $.002 par value	21,105,174 Shares

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Coconut Water, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement and (iii) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.

Significant Revenues from Major Customers

For the fiscal years ended June 30, 2014 and 2013 a significant portion of our consolidated net sales, approximately 80% and 76%, respectively, were concentrated among two customers, Herbalife International of America, Inc. (“Herbalife”) and Life Extension Quality Supplements and Vitamins, Inc. (“Life Extensions”), each customers in our Contract Manufacturing Segment.  Herbalife and Life Extensions represented approximately 67% and 22% and 71% and 16%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2014 and 2013, respectively.  Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 60% and 50% of net sales in the fiscal years ended June 30, 2014 and 2013, respectively, of the Branded Propriety Products Segment.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Variability of Quarterly Results and Impact of Advertising

Advertising and promotional spending for our branded nutraceutical business in the fiscal year ended June 30, 2013 was curtailed as a result of the decline in sales to the club retail chains market and resulted in advertising and promotional expenses of $0.7 million in the fiscal year ended June 30, 2013.  Advertising and promotional spending decreased substantially to $0.2 million in the fiscal year ended June 30, 2014 as a result of the lack of sales to customers in the domestic club store chains where we supported the sales of our branded propriety nutraceutical products with in store demos as well as promotional discounts.  As we continue to support our branded nutraceutical business we may incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before increases, if any, in revenues occur as a result of the advertising and promotion, the program may increase variability of our quarterly results.  Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements.  Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.  We have not incurred any major costs for any environmental compliance during the years ended June 30, 2014 and 2013.

Employees

As of September 8, 2014, we had approximately 120 full time employees of whom 75 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 30, 2015.  The 45 employees not covered by a collective bargaining agreement consisted of approximately 17 administrative and professional personnel, 14 laboratory personnel, 5 sales and marketing personnel and 9 production and shipping personnel. We consider our relations with our employees to be good.

In November 2013, we entered into an agreement with a Professional Employer Organization (“PEO”) and terminated our agreement with the previous PEO.  The PEO agreements established a three-way relationship between our non union employees, the PEO and us.  We and the PEO are co-employers of our non-union employees.  The PEO has taken responsibility for our Human Resources administration and compliance, which allows us to continue to exercise control over our business while accessing quality employee benefits.  We have been using PEOs since January 2007.

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
PO Box 278
Hillside, New Jersey 07205
Attn: Investor Relations
 Tel: 888-319-6962

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

We have incurred recurring operating losses and negative operating cash flows for six out of the past eight years and could continue to incur net losses in the near term and as well as generate negative cash flow until we can produce consistent sufficient revenues to cover our costs through the sale of our products.

In the current fiscal year ended June 30, 2014, we had net income of approximately $0.1 million and had cash flows from our operating activities of approximately $1.9 million.  At June 30, 2014, we had cash of approximately $451,000 and a working capital deficit of approximately $2.5 million. Our working capital deficit includes $4.1 million outstanding under our revolving line of credit with PNC Bank, National Association which is not due until July 2017, but is classified as current due to a subjective acceleration clause that could cause the advances to become currently due.  (See Note 6 to the financial statements included in this Annual Report on Form 10-K).  Although we were able to achieve profitability, we did not do so until the fourth quarter of our fiscal year ended June 30, 2013.  We cannot assure that we will remain profitable, although we have taken several actions to correct the continued losses, including reducing our selling and administrative expenses by approximately $3.7 million or 46% in the fiscal year ended June 30, 2013 and another $0.9 million or 20% in the fiscal year ended June 30, 2014 and refinancing our debt to, among other things, provide for a maturity of 5 years, with approximately 3 years remaining as of June 30, 2014.

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

A significant portion of our revenues are concentrated among three customers, Herbalife, Life Extensions (customers in our Contract Manufacturing Segment) and Costco (a customer of our Branded Proprietary Products Segment). For the fiscal years ended June 30, 2014 and 2013, approximately 80% and 76%, respectively, of our net sales were derived from the two customers in our Contract Manufacturing Segment.  The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

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

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2014 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

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

Our principal suppliers are DSM Nutritional Products LLC and Naturex.   If we are unable to maintain our relationships with our major suppliers, we may not be able to find alternate sourcing of our raw materials or at the same pricing that we receive from our current suppliers and/or quickly enough to make timely shipments to our customers.   These factors could decrease our sales and/or increase our cost of sales.

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

We may incur significant professional service fees and other control costs that impact our financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Warehouse and office facilities are leased from Vitamin Realty Associates, LLC. (“Vitamin Realty”).  On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of the lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  Also on January 5, 2012, AgroLabs, a wholly-owned subsidiary of the Company, entered into a lease agreement with Vitamin Realty (the “AgroLabs Lease”) for an additional 2,700 square feet of warehouse space in Hillside, New Jersey.  The term of this lease was originally to expire on January 31, 2019, however, this lease was amended on May 19, 2014 to extend the term thereof to January 1, 2024.   These facilities are leased from Vitamin Realty, which is 100% owned by our Chairman of the Board, President, Chief Executive Officer and principal stockholder and certain of his family members who are also executive officers and directors of the Company. The Second Lease Amendment provides for minimum annual rental payments of $533,000, plus increases in real estate taxes and building operating expenses and the AgroLabs Lease provides for minimum annual lease payments of $27,000 with annual increases plus the proportionate share of operating expenses.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for MDC’s tablet and capsule manufacturing operations.

On August 1, 2012, AgroLabs entered into a lease agreement for three office suites located in Dallas, Texas which expired on July 31, 2013.  On August 1, 2013, AgroLabs renewed the lease for two office suites with minimum annual payments of approximately $26,000 and in October 2013, decreased the lease to one office suite which will expire in January 2015, with a remaining commitment of approximately $9,000 as of June 30, 2014.

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

Set forth below are the high and low closing prices of the Common Stock as listed on the NASDAQ Global Market, and as quoted in the Pink Sheets and the OTC Bulletin Board, as applicable:

Holders

As of June 30, 2014 there were approximately 110 holders of record of the Company’s common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2014 and 2013, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2014, about the Company's equity compensation plans:

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

For the fiscal year ended June 30, 2014, our net sales from operations were substantially the same as our fiscal year ended June 30, 2013, approximately $33.7 million versus $33.6 million, respectively.  For the fiscal year ended June 30, 2014 we had operating income of $1.4 million compared to an operating income of $1.1 million for the fiscal year ended June 30, 2013.  In the fiscal year ended June 30, 2014, our gross profit decreased by approximately $0.6 million, from $5.5 million in the fiscal year ended June 30, 2013 to $4.9 million in the fiscal year ended June 30, 2014. Our profit margins decreased as a result of the continuing decline in net sales in our branded proprietary products segment of $0.9 million, this segment’s decline in gross profits was approximately $0.3 million.  We continued to cut our selling and administrative expenses by approximately $0.9 million to $3.5 million in the fiscal year ended June 30, 2014, compared to $4.4 million in the fiscal year ended June 30, 2013. One of the significant declines in our selling and administrative expenses were advertising costs primarily associated with sales in the club store retail stores by approximately $0.3 million.

We continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales.  In our branded product segment, we are developing new customer relationships focused on the international markets in Canada, Mexico and Asia.  We are also developing new products to include branded products for solid dosage which will be manufactured by MDC and sold using our AgroLabs brand or to our customer contacts developed through selling our branded product for private label. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and developing customers.

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

Trade Marketing and Merchandising

In order to support the Company’s proprietary nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 1% and 2% of consolidated net sales in the financial statements contained in this Annual Report on Form 10-K, for the fiscal year ended June 30, 2014 and 2013, respectively.

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

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.  Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the fiscal years ended June 30, 2014 and 2013 on the Company’s other intangible assets.

Deferred Taxes

The Company accounts for income taxes with an asset-and-liability approach that requires the recognition of deferred tax assets for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns.

In each of the fiscal years ended June 30, 2014 and 2013, we recorded a valuation reserve in the amount equal to 100% of our deferred tax assets and liabilities generated in each of the taxable periods ended June 30, 2014 and 2013.  Our management, based on current factors relating to our past results of operations, determined that it is more likely than not that we will not have future federal taxable income which would allow us to realize our net deferred tax assets in the near future.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters cannot be determined at this time as to the whether there could be material adverse effect on our financial condition or results of operations.

Revenue Recognition

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers”, Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. We are evaluating the effect, if any, on our financial position and results of operations.

Results of Operations (in thousands, except share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

Year ended June 30, 2014 Compared to the Year ended June 30, 2013

Sales, net. Net sales for the fiscal year ended June 30, 2014 and 2013 were $33,683 and $33,623, respectively, an increase of $60 or 0.2%. The increase is comprised of the following:

For the fiscal years ended June 30, 2014 and 2013 a significant portion of our consolidated net sales, approximately 80% and 76%, respectively, were concentrated among two customers, Herbalife and Life Extensions, customers in our Contract Manufacturing Segment.  Herbalife and Life Extensions represented approximately 67% and 22% and 71% and 16%, respectively of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2014 and 2013, respectively.  Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 60% and 50% of net sales in the fiscal years ended June 30, 2014 and 2013, respectively of the Branded Propriety Products Segment.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $60 was primarily the result of:

• Net sales increased in our Contract Manufacturing Segment by $0.8 million primarily due to increased sales volumes to one of our major customers in the fiscal year ended June 30, 2014, Life Extensions, of approximately $2.0 million compared to the prior period, offset in part by a decrease in net sales volume to Herbalife of approximately $0.6 million (primarily in the international markets for Herbalife).
• Net sales in our Branded Nutraceutical Segment decreased by approximately $0.9 million in the fiscal year ended June 30, 2014, primarily as a the result of the decreased sales volume of $0.6 million to our club stores, comprised of $0.3 million from our significant customer in this segment, Costco, and $0.3 million to a different club store customer.
• Net sales in our Other Nutraceutical segments increased by $0.2 million primarily as a result of increased sales volumes to customers under our distributor agreement with DSM Nutritional Products, LLC.

Cost of sales.  Cost of sales increased by $0.7 million to $28.8 million for the fiscal year ended June 30, 2014, as compared to $28.1 million for the fiscal year ended June 30, 2013. Cost of sales increased as a percentage of sales to 85.5% for the fiscal year ended June 30, 2014 as compared to 83.7% for the fiscal year ended June 30, 2013.  The increase in the cost of goods sold amount, as well as the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets in the manufacturing process as there is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $1.2 million increase in the cost of goods sold with the Branded Nutraceutical Segment decreasing by $0.7 million (primarily as the result of decreased sales) and an increase of $0.2 million in the Other Nutraceutical Segment as a result of increased sales.

Selling and Administrative Expenses.  Selling and administrative expenses were $3.5 million for the fiscal year ended June 30, 2014, as compared to $4.4 million for the fiscal year ended June 30, 2013, a decrease of $0.9 million or 19.5%.  As a percentage of sales, net, selling and administrative expenses were 10.5% for the fiscal year ended June 30, 2014 and 13.0% for the prior comparable period.

The net decrease in selling and administrative expenses of $0.9 million is mainly due to decreases in advertising and marketing ($0.3 million), compensation and employee benefits ($0.2 million), operating costs relating to the Dallas, Texas warehouse and office facility ($0.2 million) and professional fees ($0.1 million).

Our advertising and marketing costs decreased by approximately $0.3 million in the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013 primarily as a result of a decrease in in-store demonstrations (“demos”) of our products at one of our customer’s store locations.  As a percentage of sales, our advertising and marketing costs represented 0.2% in the fiscal year ended June 30, 2014 compared to 1.0% in the fiscal year ended June 30, 2013.  The decrease in marketing and advertising expenses is a direct result of the decreases in sales of approximately $0.9 million in the fiscal year ended June 30, 2014 in our Branded Nutraceutical Segment to the domestic club store chains.  Sales in this channel were supported with in-store demos of our products.

Our compensation and employee benefits decreased by $0.2 million primarily as a result of further reducing our staff in the Branded Nutraceutical Segment in the Dallas, Texas location and to a lesser extent from the internal promotion of one our operations manager in the Contract Manufacturing Segment at a lower annual salary than his predecessor.

Our operating expenses relating to the warehouse and office facility in Dallas, Texas were greatly reduced as we did not renew our lease when it was scheduled to terminate in August 2012.  Upon termination of the 39,000 square foot lease, we entered into a lease for three office suites also located in Dallas, Texas (further reduced in the fiscal year ended June 30, 2014 to one office) which resulted in decreased costs in utilities, property taxes, warehouse and office rent and other costs associated with the terminated lease, aggregating approximately $0.2 million compared to the fiscal year ended June 30, 2013.

Our professional fees decreased by approximately $0.1 million as we had no significant legal matters in the fiscal year ended June 30, 2014, compared to the fiscal year ended June 30, 2013.

Other expense, net. Other expense, net was approximately $1.1million for the fiscal year ended June 30, 2014 compared to $1.0 million for the fiscal year ended June 30, 2013, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the increase in the trading price of our common stock from $0.15 as of June 30, 2013 to $0.25 as of June 30, 2014.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The impairment charge on the investment in common stock of iBio, Inc. (“iBio Stock”) was the result of our review of our carry value of iBio Stock in March, 2013, at which time there was deemed to be an impairment of the carrying value in the amount of approximately $0.1 million and again in the quarter ended June 30, 2014 for approximately $0.2 million.  In the fiscal year ended June 30, 2013, we recovered approximately $0.2 million in gross profits as a result of manufacturing defects in our products purchased from the contract manufacturer that we could not sell through to our customers, which is included in other income, net.

Federal and state income tax, net. For the fiscal years ended June 30, 2014 and 2013, we had a state tax expense of approximately $89 and $17, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.  The increase in the state tax expense from 2013 to 2014 was the result of MDC using all of its state net operating losses in the current tax period, all of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income (loss). Our net income was approximately $0.1 million in each of the fiscal years ended June 30, 2014 and 2013.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

At June 30, 2014 and 2013, the Company’s working capital deficit was approximately $2.5 million. Our current assets and current liabilities each decreased by approximately $0.8 million from June 30, 2013 to June 30, 2014.

Net cash provided by operating activities of $1.9 million in the fiscal year ended June 30, 2014 includes net income of approximately $0.1 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments and changes in the fair value of derivative liabilities and the impairment charge on our investment in iBio, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $0.9 million. Cash in the amount of approximately $1.0 million from our working capital assets and liabilities was provided by operating activities and was primarily the result of decreases in inventory of $0.7 million and accounts receivable of approximately $0.2 million.

Net cash used in operating activities of $1.4 million in the fiscal year ended June 30, 2013 includes net income of approximately $0.1 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments and changes in the fair value of derivative liabilities and the impairment charge on our investment in iBio, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $1.0 million. Cash in the amount of approximately $2.5 million from our working capital assets and liabilities was used in operating activities and was the result of increases in inventory of $1.1 million and accounts receivable of approximately $0.4 million and decreases in accounts payable and accrued expenses and other liabilities of aggregating approximately $1.0 million.

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $0.2 million in the fiscal year ended June 30, 2014, compared to using approximately $30 for the purchase of machinery and equipment, offset by proceeds received from the sale of machinery and equipment of $19, a net use of cash $11 in the fiscal year ended June 30, 2013.

Cash used in financing activities was approximately $1.3 million for the fiscal year ended June 30, 2014; (i) payments under our revolving credit facility of $32.8 million, (ii) repayments of principal under our term note in the amount of $0.8 million and (iii) payments of $47 under our capitalized lease obligations, offset in part by $32.3 million received from advances under our revolving credit facility.  Cash provided by financing activities was approximately $1.4 million for the fiscal year ended June 30, 2013, $34.7 million from advances under our revolving credit facility offset by (i) payments under our revolving credit facility of $32.8 million, (ii) repayments of principal under our term note in the amount of $0.5 million and (iii) payments of $11 under our capitalized lease obligations.

As of June 30, 2014, we had cash of approximately $0.5 million, funds available under our revolving credit facility of approximately $0.5 million and a working capital deficit of $2.5 million. Our working capital deficit includes $4.1 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, we had income from operations of approximately $1.4 million in the fiscal year ended June 30, 2014 and net income of approximately $0.1 million.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements through the fiscal year ending June 30, 2015.

Our total annual commitments at June 30, 2014 for long term non-cancelable leases of approximately $0.6 million consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of September 8, 2014, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the fiscal years ended June 30, 2014 and 2013 were approximately $0.3 million ($76 funded with capitalized lease financing) and $0.1 million ($68 funded with capitalized lease financing), respectively. The Company has budgeted approximately $0.5 million for capital expenditures for fiscal 2015.  The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

For a list of financial statements filed as part of this Annual Report on Form 10-K, see the index to consolidated financial statements on page 30.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2014 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission from 1992. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2014                    .

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2014                    .

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2014                    .

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2014                    .

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2014                    .

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   Exhibits and Index
(1)  A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 30 and is incorporated herein by reference.
(2)  An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided    below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (8)
3.2	By-Laws of Registrant (6)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (7)
10.1	Lease Agreement, dated August 3, 1994, between the Company and Hillside 22 Realty Associates, L.L.C. (2)
10.2	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (3)
10.3	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB: Manhattan Drug Company, Inc. (11)
10.4	Lease Agreement, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (11)
10.4.1	Amendment of Lease Agreement, dated as of May 19, 2014, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (13)
10.5	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (10)
10.6	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (5)
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
101
The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of June 30, 2014 and 2013, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency for the fiscal years ended June 30, 2014 and 2013 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Statements. (13)

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

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”), as of June 30, 2014 and June 30, 2013 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey
September 8, 2014

	2014	2013
Sales, net	$ 33,683	$ 33,623
Cost of sales	28,800	28,122
Gross profit	4,883	5,501
Selling and administrative expenses	3,531	4,385
Operating income	1,352	1,116
Other income (expense), net:		
Interest expense	(964)	(979)
Change in fair value of deriative instruments	(21)	(133)
Impairment charge on investment in iBio, Inc.	(152)	(139)
Other income (expense), net	5	245
Total other expense, net	(1,132)	(1,006)
Income before income taxes	220	110
Income tax expense, net	89	17
Net income	$ 131	$ 93
Basic net income per common share	$ 0.01	$ 0.00
Diluted net income per common share	$ 0.01	$ 0.00
Weighted average common shares outstanding - basic	21,081,955	21,080,174
Equivalent shares outstanding	111,863	163,456
Weighted average common shares outstanding - diluted	21,193,818	21,243,630

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2014	2013
Assets		
Current assets:		
Cash	$ 451	$ 55
Accounts receivable, net	2,179	2,419
Inventories	5,698	6,431
Investment in iBio, Inc.	532	684
Other current assets	306	339
Total current assets	9,166	9,928
Intangible assets, net	880	1,017
Property and equipment, net	1,239	1,235
Security deposits and other assets	298	431
Total assets	$ 11,583	$ 12,611
Liabilities and stockholders' deficiency:		
Current liabilities:		
Advances under revolving credit facility	$ 4,121	$ 4,543
Accounts payable (includes $184 and $186 due to a related party for 2014 and 2013)	5,635	5,883
Accrued expenses and other current liabilities	1,309	1,122
Current portion of long term debt	588	868
Total current liabilities	11,653	12,416
Long term debt	4,359	4,888
Subordinated convertible note, net - CD Financial, LLC	5,009	4,901
Derivative liabilities	717	696
Total liabilities	21,738	22,901
Commitments and contingencies		
Stockholders' deficiency:		
Common Stock, par value $0.002 per share; shares authorized 50,000,000; shares issued were 21,140,074 and 21,115,074, respectivley and shares outstanding were 21,105,174 and 21,080,174, respectivley	42	42
Additional paid-in-capital	44,572	44,568
Accumulated deficit	(54,670)	(54,801)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total stockholders' deficiency	(10,155)	(10,290)
Total liabilities and stockholders' deficiency	$ 11,583	$ 12,611

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2014	2013
Cash flows from operating activities:		
Net income	$ 131	$ 93
Adjustments to reconcile net income to net cash from operating activities:		
Depreciation and amortization	390	425
Accretion of financing instruments and amortization of prepaid financing	237	235
Impairment charge on investment in iBio, Inc.	152	139
Change in fair value of derivative instruments	21	133
Allowance for doubtful accounts	(7)	(13)
(Gain) loss on sale of property and equipment	(4)	6
Changes in operating assets and liabilities:		
Decrease (increase) in:		
Accounts receivable	248	(371)
Inventories	733	(1,140)
Prepaid expenses and other current assets	36	81
(Decrease) increase in:		
Accounts payable	(247)	(598)
Accrued expenses and other current liabilities	187	(428)
Net cash provided by (used in) operating activities	1,877	(1,438)
Cash flows from investing activities:		
Purchase of property and equipment	(182)	(30)
Proceeds from sale of property and equipment	-	19
Net cash used in investing activities	(182)	(11)
Cash flows from financing activities:		
Advances under revolving credit facility	32,341	34,714
Repayments of advances under revolving credit facility	(32,763)	(32,848)
Repayments under term note payables	(834)	(496)
Repayments under capitalized lease obligations	(47)	(11)
Proceeds from exercise of employee stock options	4	-
Net cash (used in) provided by financing activities	(1,299)	1,359
Net increase (decrease) in cash	396	(90)
Cash at beginning of fiscal year	55	145
Cash at end of fiscal year	$ 451	$ 55
Supplemental disclosures of cash flow information:		
Cash paid during the periods for:		
Interest	$ 716	$ 671
Income taxes	$ 7	$ 17
Supplemental disclosures of non-cash transactions:		
Accretion on embedded derivative feature of Convertible Note Payable	$ 108	$ 106
Financing on capitalized lease obligations	$ 72	$ 68

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Coconut Water, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement and (iii) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications. Certain reclassifications have been made to the amounts reported in these notes to consolidated financial statements for the prior year to conform to the current year presentation.

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

Shipping and Handling Costs. Shipping and handling costs were approximately $256 and $452 for the fiscal years ended June 30, 2014 and 2013, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $4 and $278 for the fiscal years ended June 30, 2014 and 2013, respectively.

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

Income Taxes. The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2014 or 2013.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Earnings Per Share. Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations using the treasury stock method.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 10(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2014 and 2013 was $91 and $98, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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
Transportation Equipment                                                                               5 Years

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.  Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the fiscal years ended June 30, 2014 and 2013 on the Company’s other intangible assets.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Other intangible assets consist of trade names, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 13 years to 20 years based on contractual or estimated lives.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  There were impairment charges of $152 and $139 recorded in the fiscal years ended June 30, 2014 and 2013, respectively.  The market value of the iBio Stock as of June 30, 2014, was approximately $0.5 million.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. In the fiscal years ended June 30, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  (See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).  As of September 8, 2014, the Company has not sold any shares of the iBio Stock.

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers”, Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. The Company is evaluating the effect, if any, on the Company’s financial position and results of operations.

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

Amortization expense recorded on intangible assets for each of the fiscal years ended June 30, 2014 and 2013 was $137. Amortization expense is recorded on the straight-line method over periods ranging from 13 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.  Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the fiscal years ended June 30, 2014 and 2013 on the Company’s other intangible assets.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 5. Property and Equipment

Property and equipment consists of the following:

Depreciation and amortization expense was $253 and $289 for the fiscal years ended June 30, 2014 and 2013, respectively.  In the fiscal year ended June 30, 2014, the Company disposed of fully depreciated property and equipment with an original cost of $72 as with a trade in value of $4, recognizing a gain on disposition.  For the fiscal year ended June 30, 2013, the Company disposed of property and equipment with an original cost of $198 for net proceeds of $19, recognizing a loss on disposition of approximately $6.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt

As of June 30, 2014 and 2013, the Company had the following debt outstanding:

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of June 30, 2014 and 2013). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of June 30, 2014 and 2013).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

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

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company must sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the outstanding amount of all loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2014, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.

During certain periods in the fiscal year ended June 30, 2013 and continuing into the fiscal year ended June 30, 2014, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC has temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  As of September 8, 2014, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

As of June 30, 2014 and 2013, the related embedded derivative liability with respect to the CD Convertible Note has an estimated fair value of $717 and $696.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

OTHER LONG TERM DEBT

On June 27, 2012, MDC and the Company entered into separate promissory notes with Vitamin Realty Associates, LLC (“Vitamin Realty”) and E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a majority shareholder, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey.  (See Note 11. Commitments and Contingencies (a) Leases – Related Parties).  The Kay Note represents amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  (See Note 12. Related Party Transactions).  The Related Party Notes mature on July 7, 2017 and accrue interest at an annual rate of 4% per annum. Interest in respect of the Related Party Notes is payable on the first business day of each calendar month.  Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Loan Agreement are satisfied.

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

On December 5, 2013, the Company entered into a capitalized lease obligation with De Lage Landen Financial Services in the amount of $72, which lease is secured by a certain machinery and equipment and matures on November 20, 2016.  The monthly lease payment amount of approximately $2 is payable monthly and has an imputed interest rate of 5.3%.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

 Note 7. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2014 and 2013 are presented below:

The weighted average interest rate paid was 4.68% and 4.73% in the fiscal years ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and 2013, the Company had accrued unpaid interest of approximately $88 and $80, respectively.

Note 8. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

Net operating losses (“NOL”) of approximately $38,200 will expire beginning in 2024 for federal purposes. State NOL’s of approximately $22,900 expire beginning in 2015 through 2031 depending on the state in which the NOL’s were generated. The Company also had capital losses of $2,868 which expired unused in 2014.  The Company files a consolidated U.S. federal income tax return; however, the various state tax returns are filed on a stand-alone basis for the Company and its subsidiaries.  MDC will fully utilize its remaining state NOL’s to offset a portion of its taxable income in the fiscal year ended June 30, 2014 state tax return.  This utilization of the NOL deferred tax asset and the release of the corresponding valuation allowance resulted in a state income tax expense of approximately $81 for MDC, representing substantially all of the Company’s income tax expense of $89 in the fiscal year ended June 30, 2014.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present taxable losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets in the fiscal year ended June 30, 2009.  In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of June 30, 2014 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The components of the provision for income taxes consists of the following:

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2014.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2014 and 2013.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2013 are currently open.  The tax returns for the year ended June 30, 2014 will be filed by March 15, 2015.

Note 9. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions.  As of January 1, 2009, the Company curtailed the Company’s matching percentage of employee contributions into the profit-sharing plan for the benefit of the employees.  As of January 1, 2013, the Company reinstated the discretionary employer match in the profit-sharing plan for the benefit of the employees.  For the fiscal years ended June 30, 2014 and 2013, the Company contributed approximately $71 and $20, respectively, into to the plan for the benefit of the eligible employees participating in the plan.

Note 10. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250.  As of June 30, 2014, the Company had $134 of uninsured deposits at these financial institutions.

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

(c) Major Customers. For the fiscal years ended June 30, 2014 and 2013 approximately 80% and 76%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 67% and 22% and 71% and 16% of this Segment’s net sales in the fiscal years ended June 30, 2014 and 2013, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales represented approximately 60% and 50% of net sales in the fiscal years ended June 30, 2014 and 2013, respectively of the Branded Nutraceutical Segment. Accounts receivable from these customers represented approximately 74% and 73% of total net accounts receivable as of June 30, 2014 and 2013, respectively. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Note 11. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, president and major stockholder and certain family members, who are also executive officers and directors of the Company.  On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  On May 19, 2014, AgroLabs entered into an Amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which expires on January 31, 2019, to extend the expiration date to January 1, 2024.  This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for the fiscal years ended June 30, 2014 and 2013 on these leases were $854 and $776, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. For the fiscal years ended June 30, 2014 and 2013, the Company had outstanding rent obligations to Vitamin Realty of $902 and $918, respectively, included in accounts payable and long term debt in the accompanying Consolidated Balance Sheet.  (See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

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

The minimum rental and lease commitments for long-term non-cancelable leases are as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $1.0 million and $985 for the fiscal years ended June 30, 2014 and 2013, respectively.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of September 8, 2014, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Note 12. Related Party Transactions

On June 27, 2012, Carl DeSantis, a director and major shareholder of the Company and a member of CD Financial entered into a Limited Guaranty Agreement with PNC in the amount of $1.0 million. (See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

On June 27, 2012, E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a major shareholder entered into a Limited Guaranty Agreement with PNC in the amount of $1.0 million and a promissory note with the Company in the amount of $27. (See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

Neither Mr. DeSantis nor Mr. Kay received any compensation from the Company in connection with these guarantees.  The Individual Guarantees automatically terminated upon the satisfaction of certain conditions set forth in the Loan Agreement which included the Company repaying an aggregate amount of $1.0 million of principal on the Term Loan and the Company meeting a minimum EBITDA, as defined in the Loan Agreement, of $1.5 million for the fiscal year ended June 30, 2013.  The Company met these requirements on November 1, 2013.

See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt for related party securities transactions.

See Note 11(a) - Leases for related party lease transactions.

Note 13. Equity Transactions

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

The following options, warrants and potentially dilutive shares for convertible notes payable (see Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for fiscal years ended June 30, 2014 and 2013:

During the fiscal year ended June 30, 2014 and 2013, the Company did not incur any stock compensation expense.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The intrinsic value of options outstanding and exercisable at June 30, 2014 and 2013 was $68 and $74, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2014 under the Company’s stock option plans:

(b) Warrants. As of June 30, 2013, the Company had 500,000 warrants outstanding to purchase shares of common stock at $0.80.  These warrants expired unexercised in October 2013.

Note 14. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the fiscal years ended June 30, 2014 and 2013 were $10,970 and $12,264, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Financial information relating to the fiscal years ended June 30, 2014 and 2013 operations by business segment are as follows:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 8, 2014	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: September 8, 2014	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer