Form 10-Q
period 2014-09-30
INTEGRATED BIOPHARMA INC
filed 2014-11-07
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2014
Common Stock, $0.002 par value	21,105,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three Months Ended September 30, 2014

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2014 and in other securities filings by the Company.  Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30, 2014	June 30, 2014
Assets		
Current Assets:		
Cash	$ 294	$ 451
Accounts receivable, net	2,297	2,179
Inventories	6,974	5,698
Investment in iBio, Inc.	532	532
Other current assets	389	306
Total current assets	10,486	9,166
Intangible assets, net	846	880
Property and equipment, net	1,531	1,239
Security deposits and other assets	281	298
Total Assets	$ 13,144	$ 11,583
Liabilities and Stockholders' Deficiency:		
Current Liabilities:		
Advances under revolving credit facility	$ 4,581	$ 4,121
Accounts payable (includes $133 and $184 due to related party)	6,399	5,635
Accrued expenses and other current liabilities	1,199	1,309
Current portion of long term debt	754	588
Total current liabilities	12,933	11,653
Long term debt	4,423	4,359
Subordinated convertible note, net - CD Financial, LLC	5,037	5,009
Derivative liabilities	503	717
Total liabilities	22,896	21,738

Commitments and Contingencies

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“Form 10-K”), as filed with the SEC. The June 30, 2014 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year ending June 30, 2015 or for any other period.

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

Significant Accounting Policies

There have been no material changes during fiscal year 2015 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it initially retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  To date, there were cumulative impairment charges of $298.  The market value of the iBio Stock as of September 30, 2014 was approximately $0.7 million.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. In the fiscal years ended June 30, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days and has continued to have a trading price less than $0.88 through October 10, 2014.  Since then and through November 7, 2014, the trading price of the iBio Stock has traded above $0.88.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).  As of November 7, 2014, the Company has not sold any shares of the iBio Stock and PNC has not required the Company to sell any of the iBio Stock but continues to reserve the right to do so at any time in the future.

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

The following options, warrants and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three months ended September 30, 2014 and 2013:

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

Amortization expense recorded on intangible assets for each of the three months ended September 30, 2014 and 2013 was $34.  Amortization expense is recorded on the straight-line basis over periods ranging from 13 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the three months ended September 30, 2014 and 2013 on the Company’s intangible assets.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 4. Property and Equipment, net

Property and equipment, net consists of the following:

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2014 and 2013 was $61 and $69, respectively.

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of September 30, 2014 and June 30, 2014, the Company had the following debt outstanding:

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

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of September 30, 2014 and June 30, 2014). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of September 30, 2014 and June 30, 2014).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

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

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company must sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the requirement to prepay the outstanding amount of all loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2014, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to the Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.  As of September 30, 2014, the Company is in compliance with the fixed charge coverage ratio maintenance requirement.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

During certain periods in the fiscal year ended June 30, 2013 and continuing through the quarter ended September 30, 2014, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  As of November 7, 2014, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.

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

In connection with the Senior Credit Facility, each of E. Gerald Kay, an officer, director and major stockholder of the Company, and Carl DeSantis, a director and major stockholder of the Company and a member of CD Financial, LLC (“CD Financial”) (collectively, the “Guarantors”), entered into Continuing Limited Guarantees (collectively, the “Individual Guarantees”) with PNC whereby each Guarantor irrevocably and unconditionally guarantees the full, prompt and unconditional payment, when due, whether by acceleration or otherwise, of any and all obligations of the Borrowers under the Loan Agreement and the other loan documents. The liability of each Guarantor under his respective Individual Guarantee is limited to a maximum of $1.0 million. The Individual Guarantees automatically terminate upon the satisfaction of certain conditions set forth in the Loan Agreement.  These conditions included the Company repaying an aggregate amount of $1.0 million of principal on the Term Loan and the Company meeting a minimum EBITDA, as defined in the Loan Agreement, of $1.5 million for the fiscal year ended June 30, 2013.  The Company met these requirements on November 1, 2013 and Mr. DeSantis and Mr. Kay were released as guarantors under the Individual Guarantees.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The proceeds of the CD Notes were used to refinance (a) the Original CD Note, (b) a $300,000 note issued by MDC to CD Financial which was assigned by MDC to the Company, (c) past due interest in the aggregate amount of $333 and (d) other expenses owed to CD Financial by the Company in the aggregate amount of approximately $217.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of September 30, 2014 and June 30, 2014, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $503 and $717, respectively.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

OTHER LONG TERM DEBT

Related Party Debt.  On June 27, 2012, MDC and the Company entered into separate promissory notes with (i) Vitamin Realty Associates, LLC (“Vitamin Realty”), which is 100% owned by E. Gerald Kay, the Company’s Chairman of the Board, President and major shareholder and certain of his family members, who are also executive officers and directors of the Company, and (ii) E. Gerald Kay, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey.  (See Note 7. Commitments and Contingencies (a) Leases – Related Party Leases).  The Kay Note represents amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  The Related Party Notes mature on July 7, 2017 and accrue interest at an annual rate of 4% per annum. Interest in respect of the Related Party Notes is payable on the first business day of each calendar month.  Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Loan Agreement are satisfied.

Capitalized Lease Obligations.  On August 22, 2014, the Company entered into a capitalized lease obligation with Marlin Leasing in the amount of $47, which lease is secured by a certain machinery and equipment and matures on August 28, 2016.  The lease payment amount of approximately $2 is payable monthly and has an imputed interest rate of 5.6%.

On August 28, 2014, the Company entered into a capitalized lease obligation with Quantum Analytics in the amount of $138, which lease is secured by a certain machinery and equipment and matures on February 27, 2016.  The lease payment amount of approximately $8 is payable monthly and has an imputed interest rate of 0%.

Equipment Financing Note.  On September 22, 2014, MDC entered into a Convertible Line of Credit Note (the “LC Note”) in the amount of $350 with PNC Equipment Finance, LLC (“PNCEF”).  The LC Note is convertible into a term note upon completion of the advances under the LC Note.  During the period from September 22, 2014 to and including the Conversion Date (defined below), the Company may borrow up to the full value of the LC Note ($350).  The “Conversion Date” is the earliest to occur of (i) July 31, 2015 or (ii) the date when the Company notifies PNCEF that no more advances will be requested or (iii) the date when PNCEF has made advances in an aggregate amount of $350.  As of September 30, 2014, the Company has requested and received advances under the LC Note in the amount of $205.  Prior to the Conversion Date, amounts outstanding under the LC Note bear interest at a rate per annum (“Floating Rate”) which is at all times equal to the sum of LIBOR Rate plus 325 basis points (3.25%).  As of September 30, 2014, the Floating Rate was 3.4%.  On October 15, 2014, PNCEF advanced an additional $68 under the LC Note.  The Company is expecting to complete the advances no later than the fiscal quarter ending March 31, 2015 and convert the LC Note to a three year term note, at which time the Company will have the option to elect a fixed rate of interest as offered by PNCEF on the Conversion Date.

In addition, in connection with the LC Note, the following loan documents were executed: (i) a Security Agreement with PNCEF and MDC; (ii) a Guaranty and Security Agreement with PNCEF and the Company; and (iii) a Cross Collateralization Agreement with PNC, PNCEF and MDC.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2014 and 2013, approximately 81% and 79%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 63% and 26% and 72% and 15% of this Segment’s net sales in the three months ended September 30, 2014 and 2013, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 78% and 39% of net sales in the three months ended September 30, 2014 and 2013, respectively, of the Branded Nutraceutical Segment. Accounts receivable from these customers represented approximately 81% and 74% of total net accounts receivable as of September 30 and June 30, 2014, respectively. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 63% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed in May 2012 and expires in August 2015.

Note 7. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, president and major stockholder and certain of his family members, who are also executive officers and directors of the Company.  On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  On May 19, 2014, AgroLabs entered into an Amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to January 1, 2024.  This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for the three months ended September 30, 2014 and 2013 on these leases were $210 and $206 respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2014 and June 30, 2014, the Company had an outstanding obligation to Vitamin Realty of $858 and $902, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The minimum rental commitments for long-term non-cancelable leases are as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $252 and $247 for the three months ended September 30, 2014 and 2013, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of November 7, 2014, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Note 8. Related Party Transactions

On June 27, 2012, Carl DeSantis, a director and major shareholder of the Company and a member of CD Financial and E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a major shareholder each entered into Limited Guaranty Agreements with PNC in the amount of $1.0 million each. (See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

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

See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt for related party securities transactions.

See Note 7(a). Leases for related party lease transactions.

Note 9. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses.  The international sales, concentrated primarily in Europe and Canada, for the three months ended September 30, 2014 and 2013 were $2,283 and $3,085, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Financial information relating to the three months ended September 30, 2014 and 2013 operations by business segment are as follows:

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

We continue to focus on our core businesses and maintaining our cost structure in line with our sales.  Our selling and administrative expenses were slightly lower in the three months ended September 30, 2014, by $85,000, compared to the same period a year ago.  This represents a decline of 9%, whereas our sales in the three months ended September 30, 2014 declined approximately 7% compared to the three months ended September 30, 2013.  The decrease of approximately $0.6 million was primarily in our Contract Manufacturing Segment ($0.5 million) due to lower sales to our major customer, Herbalife in the amount of $1.1 million which was offset, in part, by an increase in sales to our other major customer in this segment, Life Extensions, of $0.8 million.  Our sales to one of our largest customers has been adversely affected by currency controls in their Venezuelan business and product import controls in their Argentina business. At this time our customer does not expect the situation in either market to improve in the foreseeable future.

In our Branded Product Segment, we continue to maintain and strengthen the relationships developed in the fiscal year ended June 30, 2013, which were focused primarily in the international markets of Canada, Mexico and Asia.  We are also developing new products, including branded products for solid dosage, which will be manufactured by MDC and sold using our AgroLabs brand. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and prospective customers.  We forecasted that we would sell new items in our Canada market this three month period ended September 30, 2014, however, due to delays in the approval process of the labels and other artwork, the sales of these new items are expected to ship in our quarter ending on December 31, 2014.  Although we are not expecting the dollar amount to be significant to our consolidated net sales, this segment was successful in introducing new products to its existing customer base which should result in additional exposure of the AgroLabs brand.  For the three months ended September 30, 2014, our net sales in the Branded Product Segment increased by 16%, however, the margins on these sales decreased from approximately 20% to 2% due to the nature of these sales, as they were primarily to liquidators at reduced margins in order to sell through expiring products in our inventory.

In the three months ended September 30, 2014, our income from operations was approximately $0.4 million, which covered our debt service requirements and assists us in continuing to improve our days past due to suppliers and to pay our vendors on a more timely basis than we have been able to in the past.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2014. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2014.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Sales, net. Sales, net, for the three months ended September 30, 2014 and 2013 were $8.6 million and $9.2 million, respectively, a decrease of 6.6%, and are comprised of the following:

For the three months ended September 30, 2014 and 2013 a significant portion of our consolidated net sales, approximately 81% and 79%, respectively, were concentrated among two customers, Herbalife and Life Extensions, customers in our Contract Manufacturing Segment.  Herbalife and Life Extensions represented approximately 63% and 26% and 72% and 15%, respectively of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2014 and 2013, respectively.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 78% and 39% of net sales in the three months ended September 30, 2014 and 2013, respectively of the Branded Propriety Products Segment.

The decrease in net sales of approximately $0.6 million was primarily the result of:

•
Net sales decreased in our Contract Manufacturing Segment by $0.5 million primarily due to a decrease in net sales volume to Herbalife of approximately $1.1 million (primarily in the international markets for Herbalife) offset by, in part, increased sales volumes to one of our major customers, Life Extensions, in the three months ended September 30, 2014, of approximately $0.8 million compared to the comparable prior period.

•
Net sales in our Branded Nutraceutical Segment increased by approximately $47,000 in the three months ended September 30, 2014, primarily as the result of the increased sales volume of $0.2 million to Costco.  These sales were offset by promotional costs and resulted in an increase of $150,000 in net sales from Costco.  Other customer sales in this segment decreased by approximately $90,000 as we were selling through short dated products at reduced pricing.

•	Net sales in our Other Nutraceutical segments decreased by $0.1 million primarily as a result of decreased sales volumes to customers of IHT Health Products.

Cost of sales.  Cost of sales decreased by $0.3 million to $7.3 million for the three months ended September 30, 2014, as compared to $7.6 million for the three months ended September 30, 2013.  Cost of sales increased as a percentage of sales to 84.8% for the three months ended September 30, 2014 as compared to 82.6% for the three months ended September 30, 2013. The decrease in the cost of goods sold amount, as well as the increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets.  There is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $0.3 million decrease in the cost of goods sold with the Branded Nutraceutical Segment increasing by $0.1 million (primarily as the result of increased sales and secondarily as the result of increased markdowns to inventory) and a decrease of $0.1 million in the Other Nutraceutical Segment as a result of decreased sales.

Selling and Administrative Expenses. There was a slight decrease in selling and administrative expenses of $85,000 in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. As a percentage of sales, net, selling and administrative expenses were approximately 10% for each of the three months ended September 30, 2014 and 2013. No one expense within our selling and administrative expenses changed by more than $24,000.

Other income (expense), net. Other income (expense), net was approximately $17,000 for the three months ended September 30, 2014 compared to $0.3 million for the three months ended September 30, 2013, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the decreased volatility in the closing trading price of our common stock from 88.5% as of June 30, 2014 to 79.4% of September 30, 2014.  The volatility of the closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.

Federal and state income tax, net. For the three months ended September 30, 2014 and 2013, we had a state tax expense of approximately $29 and $43, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.  The increase in the state tax expense from 2013 to 2014 was the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period, all of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the three months ended September 30, 2014 and 2013 was approximately $0.4 million and $0.3 million, respectively.

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

 At September 30, 2014 and June 30, 2104, our working capital deficit was approximately $2.5 million. Our current assets and current liabilities each increased by approximately $1.3 million.

Net cash used in operating activities of $0.5 million in the three months ended September 30, 2014, includes net income of approximately $0.4 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.3 million. Cash used in operations from our working capital assets and liabilities in the amount of approximately $0.8 million and was primarily the result of increases in inventories of $1.3 million and $0.1 million in each of accounts receivable and other current assets and offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.7 million each.

Net cash provided by operating activities of $0.8 million in the three months ended September 30, 2013, includes net income of approximately $0.3 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.5 million. Cash was provided by operations from our working capital assets and liabilities in the amount of approximately $0.2 million and was the result of a decrease in accounts receivable of $0.4 million and offset, in part, by a net decrease in accounts payable and accrued expenses and other liabilities and an increase in inventories of approximately $0.1 million each.

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $0.2 million in the three months ended September 30, 2014, compared to using approximately $2,000 for the purchase of machinery and equipment in the three months ended September 30, 2013.

Cash provided from financing activities was approximately $0.5 million for the three months ended September 30, 2014, $8.8 million from advances under our revolving credit facility and $0.2 million from proceeds under our convertible line of credit for equipment financing offset, in part, by repayments of advances under our revolving credit facility of $8.3 million and principal under our term note in the amount of $0.1 million.  Cash used in financing activities was approximately $0.3 million for the three months ended September 30, 2013, $9.1 million for repayments under our revolving credit facility and repayments of principal under our term note in the amount of $0.1 million, offset by advances under our revolving credit facility of $8.9 million

As of September 30, 2014, we had cash of $0.3 million, funds available under our revolving credit facility of approximately $0.9 million and a working capital deficit of approximately $2.5 million. Our working capital deficit includes $4.6 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, we had income from operations of approximately $0.4 million in the three months ended September 30, 2014.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending September 30, 2015.

Our total annual commitments at September 30, 2014 for long term non-cancelable leases of approximately $599,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of November 7, 2014, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2014 and 2013 were approximately $0.4 million ($0.2 million funded with capitalized lease financing) and $2,000, respectively.  The Company has budgeted approximately $0.5 million for capital expenditures for fiscal year 2015.  The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2014, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)           Exhibits

Exhibit
Number
10.1	Convertible Line of Credit Note, dated September 22, 2014, by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC in the original principal amount of $350,000
10.2	Cross Collateralization Agreement, dated September 22, 2014, by and among INB: Manhattan Drug Company, PNC Bank National Association and PNC Equipment Finance LLC
10.3	Security Agreement, dated September 22, 2014 by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC
10.4	Guaranty and Suretyship Agreement, dated September 30, 2014, by and among Integrated BioPharma, Inc. and PNC Equipment Finance LLC
31.2	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101
The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 7, 2014	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: November 7, 2014	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President