Form 10-Q
period 2014-12-31
INTEGRATED BIOPHARMA INC
filed 2015-02-17
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 17, 2015
Common Stock, $0.002 par value	21,105,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Six Months Ended December 31, 2014

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31, 2014	June 30, 2014
Assets		
Current Assets:		
Cash	$ 48	$ 451
Accounts receivable, net	3,385	2,179
Inventories	6,750	5,698
Investment in iBio, Inc.	532	532
Other current assets	402	306
Total current assets	11,117	9,166
Intangible assets, net	811	880
Property and equipment, net	1,483	1,239
Security deposits and other assets	250	298
Total Assets	$ 13,661	$ 11,583
Liabilities and Stockholders' Deficiency:		
Current Liabilities:		
Advances under revolving credit facility	$ 5,430	$ 4,121
Accounts payable (includes $128 and $184 due to related party)	5,945	5,635
Accrued expenses and other current liabilities	1,291	1,309
Current portion of long term debt	775	588
Total current liabilities	13,441	11,653
Long term debt	4,302	4,359
Subordinated convertible note, net - CD Financial LLC	5,065	5,009
Derivative liabilities	56	717
Total liabilities	22,864	21,738

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 (“Form 10-K”), as filed with the SEC. The June 30, 2014 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results for the full fiscal year ending June 30, 2015 or for any other period.

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Coconut Water, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement and (iii) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products, LLC.

Significant Accounting Policies

There have been no material changes during fiscal year 2015 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it initially retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be an impairment of the investment.  To date, there were cumulative impairment charges of $298.  The market value of the iBio Stock as of December 31, 2014 was approximately $0.9 million.  Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. In the fiscal years ended June 30, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days and has continued to have a trading price less than $0.88 through February 17, 2015.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).  As of February 17, 2015, the Company has not sold any shares of the iBio Stock and PNC has not required the Company to sell any of the iBio Stock but continues to reserve the right to do so at any time in the future.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Earnings Per Share. Basic earnings per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants, and convertible debt subject to anti-dilution limitations using the treasury stock method.

The following stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2014 and 2013:

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

Amortization expense recorded on intangible assets for each of the three and six months ended December 31, 2014 and 2013 was $34 and $69, respectively.  Amortization expense is recorded on the straight-line basis over periods ranging from 13 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the three and six months ended December 31, 2014 and 2013 on the Company’s intangible assets.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

Depreciation and amortization expense recorded on property and equipment was $70 and $66 for the three months ended December 31, 2014 and 2013, respectively and $131 and $135 for the six months ended December 31, 2014 and 2013, respectively.  In the three and six months ended December 31, 2014 and 2013, the Company traded in property and equipment with an original cost of $68 and $76 for a cash discount of $2 in each case on the replacement property, resulting in a gain on disposal of $2 and $4, respectively.  Additionally, the Company disposed of fully depreciated property of $58 in the six months ended December 31, 2014.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of December 31, 2014 and June 30, 2014, the Company had the following debt outstanding:

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of December 31, 2014 and June 30, 2014). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of December 31, 2014 and June 30, 2014).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

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

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company must sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the requirement to prepay the outstanding amount of all loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2013, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to the Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.  As of December 31, 2014, the Company was not in compliance with the fixed charge coverage ratio maintenance requirement and received a waiver from PNC for the testing period ended on December 31, 2014.  The Company has represented to PNC that it will be back in compliance with the fixed charge coverage ratio maintenance for the next testing period for the trailing twelve months ending March 31, 2015.

During certain periods in the fiscal year ended June 30, 2013 and continuing through the quarter ended December 31, 2014, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  As of February 17, 2015, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of December 31, 2014 and June 30, 2014, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $56 and $717, respectively.

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

Equipment Financing Note.  On September 22, 2014, MDC entered into a Convertible Line of Credit Note (the “LC Note”) in the amount of $350 with PNC Equipment Finance, LLC (“PNCEF”).  The LC Note is convertible into a term note upon completion of the advances under the LC Note.  During the period from September 22, 2014 to and including the Conversion Date (defined below), the Company may borrow up to the full value of the LC Note ($350).  The “Conversion Date” is the earliest to occur of (i) July 31, 2015 or (ii) the date when the Company notifies PNCEF that no more advances will be requested or (iii) the date when PNCEF has made advances in an aggregate amount of $350.  As of December 31, 2014, the Company has requested and received advances under the LC Note in the amount of $284.  Prior to the Conversion Date, amounts outstanding under the LC Note bear interest at a rate per annum (“Floating Rate”) which is at all times equal to the sum of LIBOR Rate plus 325 basis points (3.25%).  As of December 31, 2014, the Floating Rate was approximately 3.4%.  On January 12, 2015, PNCEF advanced an additional $23 under the LC Note.  The Company is expecting to complete the advances no later than the fiscal quarter ending March 31, 2015 and convert the LC Note to a three year term note, at which time the Company will have the option to elect a fixed rate of interest as offered by PNCEF on the Conversion Date.

In addition, in connection with the LC Note, the following loan documents were executed: (i) a Security Agreement with PNCEF and MDC; (ii) a Guaranty and Security Agreement with PNCEF and the Company; and (iii) a Cross Collateralization Agreement with PNC, PNCEF and MDC.

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended December 31, 2014 and 2013, approximately 86% and 70%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 47% and 44% and 71% and 21% of this Segment’s net sales in the three months ended December 31, 2014 and 2013, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 65% and 76% of net sales in the three months ended December 31, 2014 and 2013, respectively, of the Branded Nutraceutical Segment.

For the six months ended December 31, 2014 and 2013, approximately 83% and 77%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 54% and 36% and 72% and 18% of this Segment’s net sales in the six months ended December 31, 2014 and 2013, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 74% and 61% of net sales in the six months ended December 31, 2014 and 2013, respectively, of the Branded Nutraceutical Segment.

Accounts receivable from major customers represented approximately 85% and 74% of total net accounts receivable as of December 31 and June 30, 2014, respectively. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Rent expense for the three and six months ended December 31, 2014 and 2013 on these leases were $204 and $201 and $414 and $407, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2014 and June 30, 2014, the Company had an outstanding obligation to Vitamin Realty of $861 and $902, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

The minimum rental commitments for long-term non-cancelable leases are as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $245 and $244 and $497 and $490 for the three and six months ended December 31, 2014 and 2013, respectively.  Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of February 17, 2015, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses.  The international sales, concentrated primarily in Europe and Canada, for the three months ended December 31, 2014 and 2013 were $2,112 and $3,170, respectively and for the six months ended December 31, 2014 and 2013 were $4,395 and $6,256, respectively.

Financial information relating to the three months ended December 31, 2014 and 2013 operations by business segment are as follows:

Financial information relating to the six months ended December 31, 2014 and 2013 operations by business segment are as follows:

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

We continue to focus on our core businesses and maintaining our cost structure in line with our sales.  Our selling and administrative expenses were slightly lower in the six months ended December 31, 2014, by $79,000, compared to the same period a year ago.  This represents a decline of 4%, whereas our sales in the six months ended December 31, 2014 increased approximately 5% compared to the six months ended December 31, 2013.  The increase of approximately $0.9 million was primarily in our Contract Manufacturing Segment of approximately $1.4 million, offset, by declines in sales in each of our other Segments of approximately $0.2 million.

In our Contract Manufacturing Segment the increase is caused primarily by increased sales to a major customer, Life Extensions, in the amount of $3.5 million which was offset, in part, by decreased sales to our other major customer in this segment, Herbalife, of $2.2 million.  Our sales to one of our largest customers has been adversely affected by currency controls in their Venezuelan business and product import controls in their Argentina business. At this time our customer does not expect the situation in either market to improve in the foreseeable future.

In our Branded Product Segment, we continue to maintain and strengthen the relationships developed in the fiscal year ended June 30, 2013, which were focused primarily in the international markets of Canada, Mexico and Asia.  We are also developing new products, including branded products for solid dosage, which will be manufactured by MDC and sold using our AgroLabs brand. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and prospective customers.  We forecasted that we would sell new items in our Canada market the three month period ended September 30, 2014, however, due to delays in the approval process of the labels and other artwork as well as production schedules of our third party contractor, the sales of these new items shipped primarily in December 2014 and January 2015.  Although we are not expecting the dollar amount to be significant to our consolidated net sales, this segment was successful in introducing new products to its existing customer base which should result in additional exposure of the AgroLabs brand.  For the six months ended December 31, 2014, our net sales in the Branded Product Segment decreased by 35%, however, the margins on these sales decreased from approximately 22% to negative margins due to the nature of these sales, as they were primarily to liquidators at reduced margins in order to sell through expiring products in our inventory and the destruction of labels for product that the Company determined it would no longer offer for sale.

In the six months ended December 31, 2014, our income from operations was approximately $0.8 million, which covered our debt service requirements and assisted us in continuing to improve our days past due to suppliers and to pay our vendors on a more timely basis than we had been able to in the past.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2014. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2014.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

For the Six Months Ended December 31, 2014 compared to the Six Months Ended December 31, 2013

Sales, net. Sales, net, for the six months ended December 31, 2014 and 2013 were $18.9 million and $18.0 million, respectively, an increase of 5%, and are comprised of the following:

For the six months ended December 31, 2014 and 2013 a significant portion of our consolidated net sales, approximately 83% and 77%, respectively, were concentrated among two customers, Herbalife and Life Extensions, customers in our Contract Manufacturing Segment.  Herbalife and Life Extensions represented approximately 54% and 36% and 72% and 18%, respectively of our Contract Manufacturing Segment’s net sales in the six months ended December 31, 2014 and 2013, respectively.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 74% and 61% of net sales in the six months ended December 31, 2014 and 2013, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $0.9 million was primarily the result of:

•
Net sales increase in our Contract Manufacturing Segment by $1.4 million primarily due to increased sales volumes to one of our major customers, Life Extensions, in the six months ended December 31, 2014, of approximately $3.5 million, offset in part by, a decrease in net sales volume to Herbalife of approximately $2.2 million (primarily in the international markets for Herbalife) compared to the comparable prior period.

•
Net sales in our Branded Nutraceutical Segment decreased by approximately $0.3 million in the six months ended December 31, 2014, primarily as the result of the decreased sales volume of $0.1 million to Costco and $0.1 million to all other customers.  The decrease to Costco was primarily the result of a timing difference in shipping product for a promotion that shipped in December a year ago and this year shipped in January 2015.  Other customer sales in this segment decreased by approximately $0.1 million as we were selling through short dated products at reduced pricing as well as being out of stock of our 3 ounce product until late December 2014.

•	Net sales in our Other Nutraceutical segments decreased by $0.2 million primarily as a result of decreased sales volumes to customers of IHT Health Products.

Cost of sales.  Cost of sales increased by $1.4 million to $16.3 million for the six months ended December 31, 2014, as compared to $14.9 million for the six months ended December 31, 2013.  Cost of sales increased as a percentage of sales to 86.5% for the six months ended December 31, 2014 as compared to 82.9% for the six months ended December 31, 2013. The increase in the cost of goods sold amount, as well as the increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods producted for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets.  There is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $1.6 million increase in the cost of goods sold with the Other Nutraceutical Businesses Segment decreasing by $0.2 million (primarily as the result of decreased sales).

Selling and Administrative Expenses.  There was a slight decrease in selling and administrative expenses of $79,000 or approximately 4% in the six months ended December 31, 2014 as compared to the six months ended December 31, 2013.  As a percentage of sales, net, selling and administrative expenses were approximately 9% and 10% for the six months ended December 31, 2014 and 2013, respectively.  No one expense within our selling and administrative expenses changed by more than $32,000.

Other income (expense), net. Other income (expense), net was approximately $0.2 million for the six months ended December 31, 2014 compared to $0.5 million for the six months ended December 31, 2013, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the decrease in the trading price of our common stock from $0.25 as of June 30, 2014 to $0.09 as of December 31, 2014.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liability associated with the underlying derivative instrument.

Federal and state income tax, net. For the six months ended December 31, 2014 and 2013, we had a state tax expense of approximately $96,000 and $104,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.  The decrease in the state tax expense from 2013 to 2014 is the result of MDC’s estimated use of investment tax credits in 2014, all of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the six months ended December 31, 2014 and 2013 was approximately $1.0 million and $0.7 million, respectively.

For the Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013

Sales, net. Sales, net, for the three months ended December 31, 2014 and 2013 were $10.3 million and $8.8 million, respectively, an increase of 17%, and are comprised of the following:

For the three months ended December 31, 2014 and 2013 a significant portion of our consolidated net sales, approximately 86% and 70%, respectively, were concentrated among two customers, Herbalife and Life Extensions, customers in our Contract Manufacturing Segment.  Herbalife and Life Extensions represented approximately 47% and 71% and 44% and 21%, respectively of our Contract Manufacturing Segment’s net sales in the three months ended December 31, 2014 and 2013, respectively.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 65% and 76% of net sales in the three months ended December 31, 2014 and 2013, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $1.5 million was primarily the result of:

•
Net sales increased in our Contract Manufacturing Segment by approximately $1.8 million primarily due to increased sales volumes to one of our major customers, Life Extensions of approximately $2.7 million, offset by, in part, by a decrease in net sales volume to Herbalife of approximately $1.0 million (primarily in the international markets for Herbalife) in the three months ended December 31, 2014, compared to the comparable prior period.

•
Net sales in our Branded Nutraceutical Segment decreased by approximately $0.3 million in the three months ended December 31, 2014, primarily as the result of the decreased sales volume of $0.2 million to Costco.  Other customer sales in this segment decreased by approximately $0.1 million as we were selling through short dated products at reduced pricing as well as being out of stock of our 3 ounce product until late December 2014.

Cost of sales.  Cost of sales increased by $1.7 million to $9.0 million for the three months ended December 31, 2014, as compared to $7.3 million for the three months ended December 31, 2013.  Cost of sales increased as a percentage of sales to 87.8% for the three months ended December 31, 2014 as compared to 83.3% for the three months ended December 31, 2013. The increase in the cost of goods sold amount, as well as the increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets.  There is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $1.9 million increase in the cost of goods sold with the Branded Nutraceutical Segment decreasing by $0.1 million (primarily as the result of decreased sales and secondarily as the result of increased markdowns relating to expiring inventory and the disposal of packaging material that was deemed no longer usable) and a decrease of $0.1 million in the Other Nutraceutical Segment primarily as a result of decreased sales.

Selling and Administrative Expenses.  There was a slight increase in selling and administrative expenses of $6,000 in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.  As a percentage of sales, net, selling and administrative expenses were approximately 8% and 10% for the three months ended December 31, 2014 and 2013, respectively.  No one expense within our selling and administrative expenses changed by more than $9,000.

Other income (expense), net. Other income (expense), net was approximately $0.2 million for each of the three months ended December 31, 2014 and 2013, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the decrease in the trading price of our common stock from $0.25 as of June 30, 2014 to $0.09 as of December 31, 2014.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liability associated with the underlying derivative instrument.

Federal and state income tax, net. For the three months ended December 31, 2014 and 2013, we had a state tax expense of approximately $67,000 and $61,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.

Net income. Our net income for the three months ended December 31, 2014 and 2013 was approximately $0.5 million and $0.4 million, respectively.

Seasonality

The nutraceutical business tends to be seasonal. We have found that in our first fiscal quarter ending on September 30th of each year, orders for our branded proprietary nutraceutical products usually slow (absent the addition of new customers or a new product launch with a significant first time order), as buyers in various markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in our second fiscal quarter, ending on December 31st of each year, orders for our products increase as the demand for our branded nutraceutical products, as well as sales orders from our customers in our contract manufacturing segment, seems to increase in late December to early January as consumers become health conscious as they enter the new year.

The Company believes that there are other non-seasonal factors that may influence the variability of quarterly results including, but not limited to, general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of the Company’s results of operations from consecutive periods is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future periods.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

At December 31, 2014, our working capital deficit was approximately $2.3 million, a decrease of approximately $0.2 million in our working capital deficit of approximately $2.5 million at June 30, 2014. Our current assets increased by approximately $2.0 million and our current liabilities increased by approximately $1.8 million.

Net cash used in operating activities of $1.5 million in the six months ended December 31, 2014, includes net income of approximately $1.0 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.6 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $2.1 million and was primarily the result of increases in accounts receivable of $1.2 million and inventories of $1.1 million offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.3 million.

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

Cash used in investing activities of $188,000 and $29,000 in the six months ended December 31, 2014 and 2013, respectively, was for the purchase of property and equipment primarily in our contract manufacturing segment.

Cash provided by financing activities was approximately $1.3 million for the six months ended December 31, 2014, $18.9 million from advances under our revolving credit facility and $0.3 million from proceeds under our convertible line of credit for equipment financing offset, in part, by repayments of advances under our revolving credit facility of $17.6 million and principal under our term note in the amount of $0.3 million.

Cash used in financing activities was approximately $0.9 million for the six months ended December 31, 2013, $17.8 million for payments under our revolving credit facility and repayments of principal under our term note in the amount of $0.6 million, offset by advances under our revolving credit facility of $17.5 million.

As of December 31, 2014, we had cash of $48,000, funds available under our revolving credit facility of approximately $0.9 million and a working capital deficit of approximately $2.3 million. Our working capital deficit includes $5.4 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, we had income from operations of approximately $1.0 million in the six months ended December 31, 2014.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending December 31, 2015.

Our total annual commitments at December 31, 2014 for long term non-cancelable leases of approximately $601,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of February 17, 2015, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2014 and 2013 were approximately $375,000 ($146,000 funded with proceeds under our convertible line of credit for equipment financing and $185,000 funded with capitalized lease financing) and $105,000 ($76,000 funded with capitalized lease financing), respectively.  The Company has budgeted approximately $0.5 million for capital expenditures for fiscal year 2015.  The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the six months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 17, 2015	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: February 17, 2015	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President