Form 10-K
period 2015-06-30
INTEGRATED BIOPHARMA INC
filed 2015-09-04
CIK 1016504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-K

Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015	Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes | |	No | X |

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2014 was $826,567.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 4, 2015
Common Stock, $.002 par value	21,105,174 Shares

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Coconut Water, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Daily Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (iv) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.

Significant Revenues from Major Customers

For the fiscal years ended June 30, 2015 and 2014 a significant portion of our consolidated net sales, approximately 84% and 80%, respectively, were concentrated among two customers, Herbalife International of America, Inc. (“Herbalife”) and Life Extension Quality Supplements and Vitamins, Inc. (“Life Extensions”), both customers in our Contract Manufacturing Segment.  Herbalife and Life Extensions represented approximately 49% and 43% and 67% and 22%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2015 and 2014, respectively.  Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 77% and 60% of net sales in the fiscal years ended June 30, 2015 and 2014, respectively, of the Branded Propriety Products Segment.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Development and Supply Agreement

Effective July 15, 2009, the Company entered into a development and supply agreement with Herbalife and certain of its affiliates, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. This agreement was amended on June 12, 2015 to extend the term through December 31, 2018. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any.  In its ordinary course of business, the Company has similar agreements with other customers in connection with its contract manufacturing business.

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

Variability of Quarterly Results and Impact of Advertising

Advertising and promotional spending for our branded nutraceutical business in the fiscal year ended June 30, 2015 and 2014 was approximately $0.4 million and $0.2 million, respectively.  Advertising and promotional spending was substantially curtailed in the fiscal year ended June 30, 2014 as a result of the lack of sales to customers in the domestic club store chains where we supported the sales of our branded propriety nutraceutical products with in store demos as well as promotional discounts.  As we continue to support our branded nutraceutical business and pursue regaining distribution in the club stores, we may incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before increases, if any, in revenues occur as a result of the advertising and promotion, the program may increase variability of our quarterly results.  Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements.  Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

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

As authorized by DSHEA, the FDA adopted Good Manufacturing Practices (“GMP”) specifically for dietary supplements (21 CFR Part 111). These GMP regulations, which became effective in June 2008, are more detailed than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality controls similar to those required by GMP regulations for drugs. We believe our manufacturing and distribution practices comply with these rules.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures.  We have not incurred any major costs for any environmental compliance during the years ended June 30, 2015 and 2014.

Employees

As of September 4, 2015, we had approximately 119 full time employees of whom 72 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expired on August 30, 2015 and was renewed on September 1, 2015 for an additional 3 year term ending on August 31, 2018.  The 47 employees not covered by a collective bargaining agreement consisted of approximately 17 administrative and professional personnel, 14 laboratory personnel, 5 sales and marketing personnel and 11 production and shipping personnel. We consider our relations with our employees to be good.

In November 2013, we entered into an agreement with a Professional Employer Organization (“PEO”) and terminated our agreement with the previous PEO.  The PEO agreements established a three-way relationship between our non-union employees, the PEO and us.  We and the PEO are co-employers of our non-union employees.  The PEO has taken responsibility for our Human Resources administration and compliance, which allows us to continue to exercise control over our business while accessing quality employee benefits.  We have been using PEOs since January 2007.

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

We have incurred recurring operating losses and negative operating cash flows for six out of the past nine years and could continue to incur net losses in the near term and as well as generate negative cash flow until we can produce consistent sufficient revenues to cover our costs through the sale of our products.

In the current fiscal year ended June 30, 2015, we had net income of approximately $0.7 million and negative cash flows from our operating activities of approximately $0.1 million.  At June 30, 2015, we had cash of approximately $71,000 and a working capital deficit of approximately $2.5 million. Our working capital deficit includes $4.5 million outstanding under our revolving line of credit with PNC Bank, National Association which is not due until July 2017, but is classified as current due to a subjective acceleration clause that could cause the advances to become currently due.  (See Note 6 to the financial statements included in this Annual Report on Form 10-K).  Although we were able to achieve profitability, we did not do so until the fourth quarter of our fiscal year ended June 30, 2013.  We cannot assure that we will remain profitable, although we have taken several actions to correct the continued losses, including reducing our selling and administrative expenses by approximately $0.9 million or 20% in the fiscal year ended June 30, 2014 and another $0.2 million (excluding stock-based compensation expense of $0.1 million) or 5% in the fiscal year ended June 30, 2015 and refinancing our debt to, among other things, provide for a maturity of 5 years, with approximately 2 years remaining as of June 30, 2015.

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

A significant portion of our revenues are concentrated among three customers, Herbalife, Life Extensions (customers in our Contract Manufacturing Segment) and Costco (a customer of our Branded Proprietary Products Segment). For the fiscal years ended June 30, 2015 and 2014, approximately 84% and 80%, respectively, of our consolidated net sales were derived from the two customers in our Contract Manufacturing Segment.  The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

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

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2015 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

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

We have one principal supplier for our Other Nutraceutical Businesses segment, DSM Nutritional Products LLC.  If we are unable to maintain our relationships with our main suppliers in the Contract Manufacturing Segment, we may not be able to find alternate sourcing of our raw materials or at the same pricing that we receive from our current suppliers and/or quickly enough to make timely shipments to our customers.   These factors could decrease our sales and/or increase our cost of sales.

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

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida.  On June 2, 2015, AgroLabs renewed this lease with minimum annual payments of approximately $15,000. This renewed lease will expire in February 2016.

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

Set forth below are the high and low closing prices of the Common Stock as listed on the NASDAQ Global Market, and as quoted in the Pink Sheets and the OTC Bulletin Board, as applicable:

Holders

As of June 30, 2015, there were approximately 115 holders of record of the Company’s common stock.  This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2015 and 2014, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2015, about the Company's equity compensation plans:

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

For the fiscal year ended June 30, 2015, our net sales from operations increased by $3.8 million to approximately $37.5 million from approximately $33.7 million in our fiscal year ended June 30, 2014.  For the fiscal year ended June 30, 2015 we had operating income of approximately $0.9 million compared to an operating income of $1.4 million for the fiscal year ended June 30, 2014.  In the fiscal year ended June 30, 2015, our gross profit decreased by approximately $0.5 million, from $4.9 million in the fiscal year ended June 30, 2014 to $4.4 million in the fiscal year ended June 30, 2015. Our profit margins decreased primarily as a result of decreased margins in our Contract Manufacturing Segment, as our net sales increased by $4.1 million, our cost of sales increased by $4.7 million, resulting in a net decrease in our gross profit of $0.6 million in this segment.  The increase in the cost of sales was primarily due to the higher cost of the raw materials used in the products manufactured for Life Extensions.   While we maintained our selling and administrative expenses at approximately $3.5 million in each of the fiscal years ended June 30, 2015 and 2014, the current fiscal year ended June 30, 2015 includes stock-based compensation of approximately $0.1 million with no comparable expense in the prior period.  Absent this expense, our selling and administrative expenses decreased approximately 5% from the fiscal year ended June 30, 2014.

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

Trade Marketing and Merchandising

In order to support the Company’s proprietary nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 1% of consolidated net sales in the financial statements contained in this Annual Report on Form 10-K, for each of the fiscal years ended June 30, 2015 and 2014.

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

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.  Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the fiscal years ended June 30, 2015 and 2014 on the Company’s other intangible assets.

Deferred Taxes

The Company accounts for income taxes with an asset-and-liability approach that requires the recognition of deferred tax assets for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns.

In each of the fiscal years ended June 30, 2015 and 2014, we recorded a valuation reserve in the amount equal to 100% of our deferred tax assets and liabilities generated in each of the taxable periods ended June 30, 2015                     and 2014.  Our management, based on current factors relating to our past results of operations, determined that it is more likely than not that we will not have future federal taxable income which would allow us to realize our net deferred tax assets in the near future.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities.  In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2019, along with an option to permit early adoption as of the original effective date.  We are evaluating the effect, if any, on our financial position and results of operations.

Results of Operations (in thousands, except share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

Year ended June 30, 2015 Compared to the Year ended June 30, 2014

Sales, net. Net sales for the fiscal year ended June 30, 2015 and 2014 were $37,488 and $33,683, respectively, an increase of $3,805 or 11.3%. The increase is comprised of the following:

For the fiscal years ended June 30, 2015 and 2014 a significant portion of our consolidated net sales, approximately 84% and 80%, respectively, were concentrated among two customers, Herbalife and Life Extensions, customers in our Contract Manufacturing Segment.  Herbalife and Life Extensions represented approximately 49% and 43% and 67% and 22%, respectively of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2015 and 2014, respectively.  Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 77% and 60% of net sales in the fiscal years ended June 30, 2015 and 2014, respectively of the Branded Propriety Products Segment.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $3,805 was primarily the result of:

•
Net sales increased in our Contract Manufacturing Segment by $4.2 million primarily due to increased sales volumes to one of our major customers in the fiscal year ended June 30, 2015, Life Extensions, of approximately $7.9 million compared to the prior period, offset in part by a decrease in net sales volume to Herbalife of approximately $3.4 million (primarily in the international markets for Herbalife).

•
Net sales in our Branded Nutraceutical Segment decreased by approximately $0.2 million in the fiscal year ended June 30, 2015, primarily as the result of the decreased sales volume of approximately $0.3 million to customers other than Costco, which net sales increased by approximately $0.1 million.  Other customer sales in this segment decreased by approximately $0.3 million as we were selling through short dated products at reduced pricing as well as being out of stock of our 3 ounce product until late December 2014.

•
Net sales in our Other Nutraceutical segments decreased by approximately $0.2 million primarily as a result of decreased sales prices to customers of Chem International, Inc.  We are able to lower prices to our customers as a result of receiving reduced pricing from our supplier, DSM Nutritional Products, LLC  (“DSM”).

Cost of sales.  Cost of sales increased by $4.3 million to $33.1 million for the fiscal year ended June 30, 2015, as compared to $28.8 million for the fiscal year ended June 30, 2014.  Cost of sales increased as a percentage of sales to 88.3% for the fiscal year ended June 30, 2015 as compared to 85.5% for the fiscal year ended June 30, 2014.  The increase in the cost of sales amount, as well as the increase in the cost of sales as a percentage of net sales, was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets as a result of the increased business with Life Extension.  There is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $4.7 million increase in the cost of sales with the Other Nutraceutical Businesses Segment decreasing by approximately $0.4 million (primarily as the result of decreased sales and the decrease in the cost of goods purchased from DSM).

Selling and Administrative Expenses.  There was a slight decrease in selling and administrative expenses of approximately $0.1 million or approximately 2% for the fiscal year ended June 30, 2015 to $3.46 million from $3.53 million for the fiscal year ended June 30, 2014.  As a percentage of sales, net, selling and administrative expenses were 9.2% and 10.5% for the fiscal year ended June 30, 2015 and 2014, respectively.  Our professional fees and warehouse storage and other related expenses decreased in the fiscal year ended June 30, 2015 by approximately $82 and $72, respectively from the comparable fiscal year ended June 30, 2014.  Our professional fees decreased as a result of lower legal costs in the fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014.  The warehouse storage and other related expenses was primarily the result of lower monthly inventory levels in our Branded Nutraceutical Segment which is stored at third party warehouses and also consolidating inventory into fewer locations, thereby reducing the minimum storage charges at each location.  These decreases were offset by recognizing non-cash stock compensation expense of approximately $0.1 million for employee stock options issued in June 2015, with no such expense in the fiscal year ended June 30, 2014.

Other expense, net. Other expense, net was approximately $64 for the fiscal year ended June 30, 2015 compared to $1.1 million for the fiscal year ended June 30, 2014, and is composed of:

The change in fair value of derivative liabilities was mainly the result of the decrease in the trading price of our common stock from $0.25 as of June 30, 2014 to $0.09 as of June 30, 2015.  The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The impairment charge on the investment in common stock of iBio, Inc. (“iBio Stock”) was the result of our review of our carry value of iBio Stock in March, 2014, at which time it was deemed a permanent impairment of the carrying value in the amount of approximately $0.1 million and again in the quarter ended June 30, 2014 for a total of approximately $0.2 million.

Oher income, net in the fiscal year ended June 30, 2015, includes the following:

In the fiscal year ended June 30, 2015, we sold 73,191 shares of the iBio Stock resulting in a gain on sale of approximately $48, settled outstanding litigation involving certain vendors in our supply chain for the Branded Nutraceutical Segment in the amount of $98 and earned income of $58 from providing back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets.

Federal and state income tax, net. For the fiscal years ended June 30, 2015 and 2014, we had a state tax expense of approximately $134 and $89, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized.  The increase in the state tax expense from 2014 to 2015 was the result of MDC using all of its state net operating losses in the prior tax period, all of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the fiscal year ended June 30, 2015 and 2014 was approximately $0.7 million and $0.1 million, respectively.  The increase of approximately $0.6 million was primarily the result of the change in fair value of derivative instruments of approximately $0.7 million.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

At June 30, 2015 and 2014, the Company’s working capital deficit was approximately $2.5 million. Our current assets and current liabilities each increased by approximately $0.2 million from June 30, 2014 to June 30, 2015.

Net cash used in operating activities of $0.1 million in the fiscal year ended June 30, 2015                     includes net income of approximately $0.7 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments and changes in the fair value of derivative liabilities and the impairment charge on our investment in iBio, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $0.7 million. Cash in the amount of approximately $0.8 million from our working capital assets and liabilities was used in our operating activities and was primarily the result of increases in accounts receivable of approximately $0.4 million and inventory of $0.1 million and a net decrease in account payable and accrued expenses and other liabilities of approximately $0.3 million.

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

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $0.2 million in each of the fiscal years ended June 30, 2015 and 2014, offset in the fiscal year ended June 30, 2015 by proceeds received from the sale of iBio Stock of $79, a net use of cash approximately $0.2 million.

Cash used in financing activities was approximately $0.1 million for the fiscal year ended June 30, 2015;     (i) repayments under our revolving credit facility of $37.0 million (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term note in the amount of $0.6 million (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $0.1 million under our capitalized lease obligations, offset in part by $36.7 million received from advances under our revolving credit facility and $0.3 million received from advances under the equipment financing line.  Cash provided by financing activities was approximately $1.3 million for the fiscal year ended June 30, 2014, $32.3 million from advances under our revolving credit facility offset by (i) repayments under our revolving credit facility of $32.8 million, (ii) repayments of principal under our term note in the amount of $0.8 million and (iii) repayments of $47 under our capitalized lease obligations.

As of June 30, 2015, we had cash of approximately $71, funds available under our revolving credit facility of approximately $0.5 million and a working capital deficit of $2.5 million. Our working capital deficit includes approximately $4.5 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, we had income from operations of approximately $0.9 million in the fiscal year ended June 30, 2015 and net income of approximately $0.7 million. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements through the fiscal year ending June 30, 2016.

Our total annual commitments at June 30, 2015 for long term non-cancelable leases of approximately $0.6 million consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of September 4, 2015, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the fiscal years ended June 30, 2015 and 2014 were approximately $0.4 million ($185 funded with capitalized lease financing) and $0.3 million ($76 funded with capitalized lease financing), respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2016.  The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2015                     based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission from 1992. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2015                    .

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2015                    .

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2015                    .

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2015                    .

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2015

        .

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits and Index
(1) A  list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 30 and is incorporated herein by reference.
(2) An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (8)
3.2	By-Laws of Registrant (6)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (7)
10.1	Lease Agreement, dated August 3, 1994, between the Company and Hillside 22 Realty Associates, L.L.C. (2)
10.2	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (3)
10.3	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB:Manhattan Drug Company, Inc. (10)
10.4	Lease Agreement, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (10)
10.4.1	Amendment of Lease Agreement, dated as of May 19, 2014, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (12)
10.5	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (9)
10.6	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (5)

10.7
Stock Purchase Agreement, dated as of March 17, 2009, by and among Cedarburg Pharmaceuticals, Inc., Purchaser, INB: Hauser Pharmaceutical Services, Inc., Company, INB:Paxis Pharmaceuticals, Inc., and Integrated BioPharma, Inc., Seller. (10)

10.8
Revolving Credit, Term Loan and Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (11)

10.9
Term Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $3,727,000. (11)

10.10
Revolving Credit Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $8,000,000. (11)

10.11	Continuing Limited Guaranty, dated as of June 27, 2012, made by Carl DeSantis, in favor of PNC Bank, National Association. (11)
10.12	Continuing Limited Guaranty, dated as of June 27, 2012, made by E. Gerald Kay, in favor of PNC Bank, National Association. (11)
10.13	Stock Pledge Agreement, dated as of June 27, 2012, between Integrated BioPharma, Inc. and PNC Bank, National Association. (11)
10.14
Intercreditor and Subordination Agreement, dated as of June 27, 2012, between CD Financial, LLC and PNC Bank, National Association, and acknowledged by Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. (11)

10.15	Mortgage and Security Agreement, dated as of June 27, 2012, by IHT Properties, Inc. in favor of PNC Bank, National Association. (11)
10.16
Environmental Indemnity Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association (11)

10.17	Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., and CD Financial, LLC. (11)
10.18
Amended and Restated Subsidiary Guarantee, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and CD Financial, LLC. (11)

10.19
Amended and Restated Convertible Secured Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $5,350,000. (11)

10.20
Amended and Restated Convertible Secured Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $5,350,000. (11)

10.21	Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $1,714,000. (11)
10.22
Promissory Note, dated as of June 27, 2012, by InB:Manhattan Drug Company and Integrated BioPharma, Inc., and payable to the order of Vitamin Realty Associates, LLC, in the original principal amount of $685,985.61. (11)

10.23	Convertible Line of Credit Note, dated September 22, 2014, by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC in the original principal amount of $350,000 (13)
10.24	Cross Collateralization Agreement, dated September 22, 2014, by and among INB: Manhattan Drug Company, PNC Bank National Association and PNC Equipment Finance LLC (13)
10.25	Security Agreement, dated September 22, 2014 by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC (13)
10.26	Guaranty and Suretyship Agreement, dated September 30, 2014, by and among Integrated BioPharma, Inc. and PNC Equipment Finance LLC (13)
14	Code of Ethics (4)
21	Subsidiaries of the Registrant (14)
23.1	Consent of Independent Registered Public Accounting Firm (14)
31.1
Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

31.2
Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
101
The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of June 30, 2015 and 2014, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency for the fiscal years ended June 30, 2015 and 2014 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Statements. (14)

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

(9)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(11)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 8, 2014.
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 7, 2014.
(14)	Filed herewith.

__________________________

Item 8: Financial Statements

.  .  .  .  .  .  .  .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Integrated BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”), as of June 30, 2015 and June 30, 2014 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2015                     and June 30, 2014, and the results of their operations and their cash flows for each of the two fiscal years in the periods ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey
September 4, 2015

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Coconut Water, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Daily Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (iv) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.

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

Shipping and Handling Costs. Shipping and handling costs were approximately $247 and $256 for the fiscal years ended June 30, 2015 and 2014, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $38 and $4 for the fiscal years ended June 30, 2015 and 2014, respectively.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2015 or 2014.

Earnings Per Share. Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants and convertible debt, subject to anti-dilution limitations using the treasury stock method and if converted method.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 10(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2015 and 2014 was $71 and $91, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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
Transportation Equipment                                                5 Years

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value.  Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the fiscal years ended June 30, 2015 and 2014 on the Company’s other intangible assets.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

Other intangible assets consist of trade names, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 13 years to 20 years based on contractual or estimated lives.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment.  To date, there were cumulative impairment charges of approximately $2.2 million.  The market value of the iBio Stock as of June 30, 2015 was approximately $1.1 million based on the trade price at the close of trading on June 30, 2015.

Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time.  During certain periods in the fiscal years ended June 30, 2015, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  (See Note 6. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

 As of September 4, 2015, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.  Although not required to do so, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock providing net trading proceeds of approximately $79 which were used to prepay principal outstanding under the Term Loan.  (See Note 6. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, Topic 606.  This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities.  In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2019, along with an option to permit early adoption as of the original effective date. The Company is evaluating the effect, if any, on the Company’s financial position and results of operations.

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

Amortization expense recorded on intangible assets for each of the fiscal years ended June 30, 2015 and 2014 was $137. Amortization expense is recorded on the straight-line method over periods ranging from 13 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses.  Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the fiscal years ended June 30, 2015 and 2014 on the Company’s intangible assets.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Note 5. Property and Equipment

Property and equipment consists of the following:

Depreciation and amortization expense was $268 and $253 for the fiscal years ended June 30, 2015 and 2014, respectively.  In the fiscal years ended June 30, 2015 and 2014, the Company disposed of fully depreciated property and equipment with an original cost of $132 and $72 and with a trade in values of $2 and $4, respectively, recognizing gains on dispositions.  Additionally, in the fiscal year ended June 30, 2015, the Company traded in transportation equipment with an original cost of $47 and a net carrying value of $20 for an operating leased vehicle resulting in a gain of less than $1.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt

As of June 30, 2015 and 2014, the Company had the following debt outstanding:

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,727 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.25% as of June 30, 2015 and 2014). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (3.75% as of June 30, 2015 and 2014).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the “Senior Maturity Date”).

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

During certain periods in the fiscal years ended June 30, 2015, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  As of September 4, 2015, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.  Although not required to do so, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock, providing net trading proceeds of approximately $79 which proceeds were used to prepay principal outstanding under the Term Loan.

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

Also, in connection with the Senior Credit Facility, PNC and CD Financial entered into the Intercreditor and Subordination Agreement (the “Intercreditor Agreement”), which was acknowledged by the Borrowers, pursuant to which, among other things, (a) the lien of CD Financial on assets of the Borrowers is subordinated to the lien of PNC on such assets during the effectiveness of the Senior Credit Facility, and (b) priorities for payment of the debt for the Company and its subsidiaries (as described in this Note 6) are established.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of June 30, 2015 and 2014, the related embedded derivative liability with respect to the CD Convertible Note has an estimated fair value of $12 and $717, respectively.

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

Capitalized Lease Obligations.  On August 22, 2014, the Company entered into a capitalized lease obligation with Marlin Leasing in the amount of $47, which lease is secured by certain machinery and equipment and matures on August 28, 2016.  The lease payment amount of approximately $2 is payable monthly and has an imputed interest rate of 5.96%.

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

On February 28, 2015, the capitalized lease obligation the Company entered into on March 5, 2013 with Marlin Leasing in the amount of $68, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation.  The monthly lease payment amount was approximately $3 and had an imputed interest rate of 7.1%.

Other Note Payable.  On February 23, 2015, the Company satisfied the outstanding balance of the Promissory Note with Acura Financial Services, Inc, (“Acura”) of approximately $19, originally entered into on March 31, 2012 in the original amount of $41, under a trade in for a new auto vehicle with a three year operating lease with Acura.  The loan was secured by an automobile and was set to mature on April 15, 2017.  Interest and principal in the amount of less than $1 was payable monthly and had an interest rate of 1.9%.

Equipment Financing Note.  On September 22, 2014, MDC entered into a Convertible Line of Credit Note (the “LC Note”) in the amount of $350 with PNC Equipment Finance, LLC (“PNCEF”).  The LC Note is convertible into a term note upon completion of the advances under the LC Note.  During the period from September 22, 2014 to and including the Conversion Date (defined below), the Company may borrow up to the full value of the LC Note ($350).  The “Conversion Date” is the earliest to occur of (i) July 31, 2015 or (ii) the date when the Company notifies PNCEF that no more advances will be requested or (iii) the date when PNCEF has made advances in an aggregate amount of $350.  As of June 30, 2015, the Company has requested and received advances under the LC Note in the amount of $307.  Prior to the Conversion Date, amounts outstanding under the LC Note bear interest at a rate per annum (“Floating Rate”) which is at all times equal to the sum of LIBOR Rate plus 325 basis points (3.25%).  As of June 30, 2015, the Floating Rate was approximately 3.43%.  The Company completed the advances on July 29, 2015 and converted the LC Note to a four year term note.  On the Conversion Date, the Company elected a fixed rate interest of 4.57% as offered by PNCEF.

In addition, in connection with the LC Note, the following loan documents were executed: (i) a Security Agreement with PNCEF and MDC; (ii) a Guaranty and Security Agreement with PNCEF and the Company; and (iii) a Cross Collateralization Agreement with PNC, PNCEF and MDC.

Note 7. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2015 and 2014 are presented below:

The weighted average interest rate paid was 4.66% and 4.68% in the fiscal years ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 and 2014, the Company had accrued unpaid interest of approximately $114 and $88, respectively.

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

Net operating losses (“NOL”) of approximately $38,300 will expire beginning in 2024 for federal purposes. State NOL’s of approximately $16,600 expire beginning in 2015 through 2031 depending on the state in which the NOL’s were generated. The Company also had capital losses of $2,868 which expired unused in 2014 and as of June 30, 2015 has capital losses of $77 which expire in 2020.  The Company files a consolidated U.S. federal income tax return; however, the various state tax returns are filed on a stand-alone basis for the Company and its subsidiaries.  MDC fully utilized its remaining state NOL’s to offset a portion of its taxable income in the fiscal year ended June 30, 2014 state tax return.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past and present taxable losses that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets in the fiscal year ended June 30, 2009.  In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of June 30, 2015 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately as such time when it is determined that the “more likely than not” criteria is satisfied.

The components of the provision for income taxes consists of the following:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2015. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2015 and 2014.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2014 are currently open.  The tax returns for the year ended June 30, 2015 will be filed by March 15, 2016.

Note 9. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions.  As of January 1, 2009, the Company curtailed the Company’s matching percentage of employee contributions into the profit-sharing plan for the benefit of the employees.  As of January 1, 2014, the Company reinstated the discretionary employer match in the profit-sharing plan for the benefit of the employees.  For the fiscal years ended June 30, 2015 and 2014, the Company contributed approximately $64 and $71, respectively, into to the plan for the benefit of the eligible employees participating in the plan.

Note 10. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250.  As of June 30, 2015, the Company had $6 of uninsured deposits at these financial institutions.

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

(c) Major Customers. For the fiscal years ended June 30, 2015 and 2014 approximately 84% and 80%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 49% and 43% and 67% and 22% of this Segment’s net sales in the fiscal years ended June 30, 2015 and 2014, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales represented approximately 77% and 60% of net sales in the fiscal years ended June 30, 2015 and 2014, respectively of the Branded Nutraceutical Segment. Accounts receivable from these customers represented approximately 83% and 74% of total net accounts receivable as of June 30, 2015 and 2014, respectively. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 61% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2015 and will expire on August 31, 2018.

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

Rent expense for the fiscal years ended June 30, 2015 and 2014 on these leases were $861 and $854, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. For the fiscal years ended June 30, 2015 and 2014, the Company had outstanding rent obligations to Vitamin Realty of $1.0 million and $902, respectively, included in accounts payable and long term debt in the accompanying Consolidated Balance Sheet.  (See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

The minimum rental and lease commitments for long-term non-cancelable leases are as follows:

Total rent expense, including real estate taxes and maintenance charges, was approximately $1.0 million in each of the fiscal years ended June 30, 2015 and 2014.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of September 4, 2015, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

Neither Mr. DeSantis nor Mr. Kay received any compensation from the Company in connection with these guarantees.  The Individual Guarantees automatically terminated upon the satisfaction of certain conditions set forth in the Loan Agreement which included the Company repaying an aggregate amount of $1.0 million of principal on the Term Loan and the Company meeting a minimum EBITDA, as defined in the Loan Agreement, of $1.5 million for the fiscal year ended June 30, 2014.  The Company met these requirements on November 1, 2013.

See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt for related party securities transactions.

See Note 11(a) - Leases for related party lease transactions.

Note 13. Equity Transactions and Stock-Based Compensation

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

In June, 2015, there were 2,248,000 stock options authorized by the Board of Directors and issued to Company officers, employees and directors with an exercise price ranging from $0.09 to $0.10, vesting over three years, with terms of either five or ten years.  During the fiscal year ended June 30, 2015, the Company incurred stock compensation expense of approximately $0.1 million.  The Company did not incur any stock compensation expense in the fiscal year ended June 30, 2014.  The Company expects to record additional stock compensation expense of approximately $75 over the estimated weighted average vesting period of three years.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the grant date:

The Company calculates expected volatility for a stock-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The expected term of the options is estimated based on the Company’s historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuations.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

The following options and potentially dilutive shares for convertible notes payable (see Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for fiscal years ended June 30, 2015 and 2014:

The intrinsic value of options outstanding and exercisable at June 30, 2015 and 2014 was $0 and $68, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2015 under the Company’s stock option plans:

Note 14. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the fiscal years ended June 30, 2015 and 2014 were $8,497 and $10,970, respectively.

Financial information relating to the fiscal years ended June 30, 2015 and 2014 operations by business segment are as follows:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 4, 2015	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: September 4, 2015	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer