Form 10-Q
period 2015-11-05
INTEGRATED BIOPHARMA INC
filed 2015-11-05
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes ■	No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ■

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes □	No ■

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2015
Common Stock, $0.002 par value	21,105,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Three Months Ended September 30, 2015

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission ("SEC"), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (the "Company") or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 ("Form 10-K"), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, "plan", "believe", "expect", "anticipate", "intend", "estimate", "project", "may", "will", "would", "could", "should", "seeks", or "scheduled to", or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company's Annual Report filed on Form 10-K for the year ended June 30, 2015 and in other securities filings by the Company.  Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements.  The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2015	2014

Sales, net	$9,445	$8,582

Cost of sales	8,130	7,281

Gross profit	1,315	1,301

Selling and administrative expenses	830	852

Operating income	485	449

Other income (expense), net:
Interest expense	(237)	(240)
Change in fair value of derivative liabilities	(3)	214
Other income, net	24	9
Other expense, net	(216)	(17)

Income before income taxes	269	432

Income tax expense, net	28	29

Net income	241	403

Interest expense on Convertible debt - CD Financial, LLC	-	82
Accretion of Convertible debt - CD Financial, LLC	-	28
Change in fair value of derivative liabilities	-	(214)
Diluted net income	$241	$299

Basic net income per common share	$0.01	$0.02

Diluted net income per common share	$0.01	$0.01

Weighted average common shares outstanding - basic	21,105,174	21,105,174
Add: Equivalent shares outstanding	50,039	199,775
Shares issuable upon conversion of
Convertible Debt - CD Financial, LLC	-	8,230,769
Weighted average common shares outstanding - diluted	21,155,213	29,535,718

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2015	2015
Assets
Current Assets:
Cash	$84	$71
Accounts receivable, net	2,803	2,638
Inventories	6,087	5,778
Investment in iBio, Inc.	501	501
Other current assets	358	334
Total current assets	9,833	9,322

Intangible assets, net	712	743
Property and equipment, net	1,368	1,373
Security deposits and other assets	164	185
Total Assets	$12,077	$11,623

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$4,219	$4,462
Accounts payable (includes $423 and $290 due to related party)	6,034	5,148
Accrued expenses and other current liabilities	1,189	1,536
Current portion of long term debt	707	719
Total current liabilities	12,149	11,865

Long term debt	3,830	3,942
Subordinated convertible note, net - CD Financial, LLC	5,148	5,120
Derivative liabilities	15	12
Total liabilities	21,142	20,939

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,140,074 and 21,105,174 shares issued and outstanding, respectively	42	42
Additional paid-in capital	44,684	44,676
Accumulated deficit	(53,692)	(53,935)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(9,065)	(9,316)
Total Liabilities and Stockholders' Deficiency	$12,077	$11,623

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2015	2014
Cash flows provided by operating activities:
Net income	$241	$403
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	91	95
Accretion of financing instruments and other non cash interest	60	60
Stock based compensation	9	-
Change in fair value of derivative liabilities	3	(214)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(165)	(119)
Inventories	(309)	(1,276)
Other current assets	(23)	(83)
Security deposits and other assets	(11)	(15)
(Decrease) increase in:
Accounts payable	887	763
Accrued expenses and other liabilities	(347)	(109)
Net cash provided by (used in) operating activities	436	(495)

Cash flows from investing activities:
Purchase of property and equipment	(41)	(168)
Net cash used in investing activities	(41)	(168)

Cash flows from financing activities:
Advances under revolving credit facility	8,553	8,792
Proceeds from Line of Credit Note	43	205
Repayments of advances under revolving credit facility	(8,796)	(8,332)
Repayments under term note payables	(147)	(135)
Repayments under capitalized lease obligations	(35)	(24)
Net cash (used in) provided by financing activities	(382)	506

Net increase (decrease) in cash	13	(157)
Cash at beginning of period	71	451
Cash at end of period	$84	$294

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$173	$174
Income taxes	$-	$-
Supplemental disclosures of non-cash transactions:
Accretion on embedded derivative feature of convertible note payable	$28	$28
Amortization of prepaid financing costs	$32	$32
Financing on capitalized lease obligations	$14	$185

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the "Company"). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 ("Form 10-K"), as filed with the SEC. The June 30, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results for the full fiscal year ending June 30, 2016 or for any other period.

Nature of Operations

The Company is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company's customers are located primarily in the United States, Luxembourg and Canada. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company's business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. ("MDC"), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. ("AgroLabs"), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Coconut Water, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the "Vitamin Factory"), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (ii) IHT Health Products, Inc. ("IHT") a distributor of fine natural botanicals, including multi minerals produced under a license agreement and (iii) Chem International, Inc. ("Chem"), a distributor of certain raw materials for DSM Nutritional Products LLC.

Significant Accounting Policies

There have been no material changes during fiscal year 2016 in the Company's significant accounting policies to those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. ("iBio") common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the "iBio Stock") at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment.  To date, there were cumulative impairment charges of approximately $2.2 million.  The market value of the iBio Stock as of September 30, 2015 was approximately $0.8 million based on the trade price at the close of trading on September 30, 2015.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Pursuant to the Company's Loan Agreement with PNC Bank, National Association ("PNC"), the Company is required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time.  During certain periods in the three months ended September 30, 2015 and the fiscal years ended June 30, 2015, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

As of November 5, 2015, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.  Although not required to do so, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock providing net trading proceeds of approximately $79 which were used to prepay principal outstanding under the Term Loan.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

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

The following options and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014

Anti-dilutive stock options	1,080,950	401,200
Anti-dilutive shares for
convertible notes payable	8,230,769	-
Total anti-dilutive shares	9,311,719	401,200

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2015	2015

Raw materials	$3,702	$2,371
Work-in-process	1,036	2,061
Finished goods	1,349	1,346
Total	$6,087	$5,778

Note 3. Intangible Assets, net

Intangible assets consist of trade names, license fees from the Branded Proprietary Products Segment, and unpatented technology from the Other Nutraceutical Businesses Segment.  The carrying amount of intangible assets, net is as follows as of:

	September 30, 2015			June 30, 2015
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Trade names	$1,525	$909	$616	$1,525	$891	$634
Unpatented technology	547	547	-	547	540	7
License agreement	347	251	96	347	245	102
Total	$2,419	$1,707	$712	$2,419	$1,676	$743

Amortization expense recorded on intangible assets for the three months ended September 30, 2015 and 2014 was $31 and $34, respectively.  Amortization expense is recorded on the straight-line method over periods ranging from 13 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the three months ended September 30, 2015 and 2014 on the Company's intangible assets.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Year ending	Amortization
June 30,	Expense

2016, remaining	$73
2017	97
2018	97
2019	97
2020	93
2021	76
Thereafter	179
Total	$712

Note 4. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2015	2015

Land and building	$1,250	$1,250
Leasehold improvements	1,159	1,159
Machinery and equipment	5,416	5,362
Transportation equipment	16	16
	7,841	7,787
Less: Accumulated depreciation
and amortization	(6,473)	(6,414)
Total	$1,368	$1,373

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2015 and 2014 was $59 and $61, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of September 30, 2015 and June 30, 2015, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of September 30, 2015	As of June 30, 2015
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$4,219	$4,462	3.25%	6/27/2017
Installment Note with PNC Bank	1,669	1,802	3.75%	6/27/2017
Line of Credit Note with
PNC Equipment Finance	337	307	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	7/7/2017
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	7/7/2017
Capitalized lease obligations	104	125	0.00% -	2/26/2016 -
			7.10%	9/21/2017

Promissory Note with E. Gerald Kay	27	27	4.00%	7/7/2017
Total outstanding debt	8,756	9,123
Less: Revolving Advances	(4,219)	(4,462)
Current portion of long term debt	(707)	(719)
Long term debt	$3,830	$3,942

Convertible Note payable - CD Financial, LLC	$5,350	$5,350	6.00%	7/7/2017
Discount for embedded derivative	(202)	(230)
Convertible Note payable, net - CD Financial, LLC	$5,148	$5,120

SENIOR CREDIT FACILITY

On June 27, 2012, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. ("IHT Properties") and Vitamin Factory (collectively, the "Borrowers") entered into a Revolving Credit, Term Loan and Security Agreement (the "Loan Agreement") with PNC Bank, National Association as agent and lender ("PNC") and the other lenders party thereto.

The Loan Agreement provides for a total of $11,727 in senior secured financing (the "Senior Credit Facility") as follows: (i) discretionary advances ("Revolving Advances") based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the "Revolving Credit Facility") and (ii) a term loan in the amount of $3,727 (the "Term Loan"). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC's Base Rate or the Eurodollar Rate, at Borrowers' option, plus 2.75% (3.25% as of September 30, 2015 and June 30, 2015). The Term Loan bears interest at PNC's Base Rate or the Eurodollar Rate, at Borrowers' option, plus 3.25% (3.75% as of September 30, 2015 and June 30, 2015).  Upon and after the occurrence of any event of default under the Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on June 27, 2017 (the "Senior Maturity Date").

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

The Revolving Advances are subject to the terms and conditions set forth in the Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $8.0 million or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Loan Agreement, of eligible accounts receivables ("Receivables Advance Rate"), plus (ii) up to the lesser of (A) 65%, subject to the provisions in the Loan Agreement, of the value of the eligible inventory ("Inventory Advance Rate" and together with the Receivables Advance Rate, collectively, the "Advance Rates"), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time ("Inventory Advance Rate" and together with the Receivables Advance Rate, collectively, the "Advance Rates"), minus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, minus (iv) such reserves as Agent may reasonably deem proper and necessary from time to time.

The Loan Agreement contains customary mandatory prepayment provisions, including, without limitation, (i) the requirement that if the trading price per share of the iBio Stock falls below a certain amount, the Company must sell the iBio Stock and use the proceeds to repay the Term Loan and (ii) the requirement to prepay the outstanding amount of all loans in an amount equal to fifty percent (50%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2013, payable upon delivery of the financial statements to PNC referred to in and required by the Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which prepayment amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof until the aggregate amount of payments made with regard to the Term Loan pursuant to the Loan Agreement equals $1.0 million.  The Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Loan Agreement.  As of September 30, 2015, the Company is in compliance with the fixed charge coverage ratio maintenance requirement.

During certain periods in the fiscal year ended June 30, 2013 and continuing through the quarter ended September 30, 2015, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  As of November 5, 2015, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.  Although not required to do so, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock, providing net trading proceeds of approximately $79 which proceeds were used to prepay principal outstanding under the Term Loan.

In connection with the Senior Credit Facility, PNC and CD Financial entered into the Intercreditor and Subordination Agreement (the "Intercreditor Agreement"), which was acknowledged by the Borrowers, pursuant to which, among other things, (a) the lien of CD Financial on assets of the Borrowers is subordinated to the lien of PNC on such assets during the effectiveness of the Senior Credit Facility, and (b) priorities for payment of the debt for the Company and its subsidiaries (as described in this Note 5) are established.

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

CD FINANCIAL, LLC TROUBLED DEBT RESTRUCTURING

On June 27, 2012, the Company also entered into an Amended and Restated Securities Purchase Agreement (the "CD SPA") with CD Financial, which amended and restated the Securities Purchase Agreement, dated as of February 21, 2008, between the Company and CD Financial, pursuant to which the Company issued to CD Financial a 9.5% Convertible Senior Secured Note in the original principal amount of $4,500 (the "Original CD Note").  Pursuant to the CD SPA,  the Company issued to CD Financial (i) the Amended and Restated Convertible Promissory Note in the principal amount of $5,350 (the "CD Convertible Note") and (ii) the Promissory Note in the principal amount of $1,714 (the "Liquidity Note", and collectively with the CD Convertible Note, the "CD Notes"). The CD Notes mature on July 7, 2017.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of September 30, 2015 and June 30, 2015, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $15 and $12, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	September 30,	June 30,	June 27,
	2015	2015	2012

Risk Free Interest Rate	0.64%	0.64%	0.72%
Volatility	70.80%	71.60%	144.10%
Term	1.75 years	2 years	5 years
Dividend Rate	0.00%	0.00%	0.00%
Closing Price of
Common Stock	$0.10	$0.09	$0.09

OTHER LONG TERM DEBT

Related Party Debt.  On June 27, 2012, MDC and the Company entered into separate promissory notes with (i) Vitamin Realty Associates, LLC ("Vitamin Realty"), which is 100% owned by E. Gerald Kay, the Company's Chairman of the Board, Chief Executive Officer and major shareholder and certain of his family members, who are also executive officers and directors of the Company, and (ii) E. Gerald Kay, in the principal amounts of approximately $686 (the "Vitamin Note") and $27 (the "Kay Note"), respectively (collectively the "Related Party Notes"). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey.  (See Note 7. Commitments and Contingencies (a) Leases – Related Party Leases).  The Kay Note represents amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  The Related Party Notes mature on July 7, 2017 and accrue interest at an annual rate of 4% per annum. Interest in respect of the Related Party Notes is payable on the first business day of each calendar month.  Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Loan Agreement are satisfied.

Capitalized Lease Obligations.  On September 17, 2015, the Company entered into a capitalized lease obligation with Regents Capital Corporation ("Regents") in the amount of $90, which lease is secured by certain machinery and equipment to be financed with funds available from Regents and which lease matures on September 21, 2019.  As of September 30, 2015 and November 5, 2015, the Company has borrowed $14 of the $90 available from Regents. The lease payment amount (based on the current amount outstanding under the lease) of approximately $2 is payable quarterly and has an imputed interest rate of 5.7%.

Equipment Financing Note.  On September 22, 2014, MDC entered into a Convertible Line of Credit Note (the "LC Note") in the amount of $350 with PNC Equipment Finance, LLC ("PNCEF").  The LC Note is convertible into a term note upon completion of the advances under the LC Note.  During the period from September 22, 2014 to and including the Conversion Date (defined below), the Company was able to borrow up to the full value of the LC Note ($350).  The "Conversion Date" is the earliest to occur of (i) July 31, 2015 or (ii) the date when the Company notifies PNCEF that no more advances will be requested or (iii) the date when PNCEF has made advances in an aggregate amount of $350.  As of September 30, 2015, the Company has requested and received advances under the LC Note in the amount of $350.  Prior to the Conversion Date, amounts outstanding under the LC Note bore interest at a rate per annum ("Floating Rate") which is at all times equal to the sum of LIBOR Rate plus 325 basis points (3.25%).  The Company completed the advances on July 29, 2015 and converted the LC Note to a four year term note.  On the Conversion Date, the Company elected a fixed rate interest of 4.57% as offered by PNCEF.

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

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2015 and 2014, approximately 87% and 81%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company's Contract Manufacturing Segment and represent approximately 47% each and 63% and 26% of this Segment's net sales in the three months ended September 30, 2015 and 2014, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company's consolidated net sales, represented approximately 77% and 78% of net sales in the three months ended September 30, 2015 and 2014, respectively, of the Branded Nutraceutical Segment. Accounts receivable from these two major customers represented approximately 86% and 83% of total net accounts receivable as of September 30 and June 30, 2015, respectively. The loss of any of these customers could have an adverse affect on the Company's operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 62% of the Company's employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2015 and will expire on August 31, 2018.

Note 7. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company's chairman, Chief Executive Officer and major stockholder and certain of his family members, who are also executive officers and directors of the Company.  On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of lease (the "Second Lease Amendment") with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  On May 19, 2014, AgroLabs entered into an Amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to January 1, 2024.  This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for the three months ended September 30, 2015 and 2014 on these leases were $184 and $210 respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2015 and June 30, 2015, the Company had an outstanding obligation to Vitamin Realty of $1.2 million and $1.0 million, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

The minimum rental commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitment	Commitment	Total

2016, remaining	$40	$422	$462
2017	24	563	587
2018	14	563	577
2019	2	563	565
2020	1	563	564
2021	-	563	563
Thereafter	-	2,517	2,517
Total	$81	$5,754	$5,835

Total rent expense, including real estate taxes and maintenance charges, was approximately $225 and $252 for the three months ended September 30, 2015 and 2014, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company's position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company's letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company's letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of November 5, 2015, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 9. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company's operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses.  The international sales, concentrated primarily in Europe and Canada, for the three months ended September 30, 2015 and 2014 were $1,992 and $2,283, respectively.

Financial information relating to the three months ended September 30, 2015 and 2014 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2015	$6,930	$1,815	$8,745	$1,041	$59	$54
	2014	5,743	2,065	7,808	1,151	60	351

Branded Proprietary Products	2015	147	172	319	128	-	-
	2014	129	210	339	6	-	1

Other Nutraceutical Businesses	2015	376	5	381	146	-	1
	2014	427	8	435	144	1	-

Total Company	2015	7,453	1,992	9,445	1,315	59	55
	2014	6,299	2,283	8,582	1,301	61	352

		Total Assets as of
		September 30,	June 30,
		2015	2015
Contract Manufacturing		$9,113	$8,482

Branded Proprietary Products
		1,296	1,324

Other Nutraceutical Businesses
		1,668	1,817
Total Company		$12,077	$11,623

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute "forward-looking statements." See "Disclosure Regarding Forward-Looking Statements" on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company's customers are located primarily in the United States, Luxembourg and Canada.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, pending divestitures, future economic conditions, revenue, pricing, gross margin and costs, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.

For the three months ended September 30, 2015, our net sales from operations increased by $0.8 million to approximately $9.4 million from approximately $8.6 million in our three months ended September 30, 2014.  For each of the three months ended September 30, 2015 and 2014 we had operating income of approximately $0.5 million.  In the three months ended September 30, 2015, our gross profit remained substantially the same as it was for the three months ended September 30, 2014, approximately $1.3 million in each period, as a result of our cost of goods sold increasing by approximately $0.8 million. Our profit margins decreased primarily as a result of decreased margins in our Contract Manufacturing Segment, as our net sales increased by $0.9 million and our cost of sales increased by $1.0 million, resulting in a net decrease in our gross profit of $0.1 million in this segment.  The increase in the cost of sales was primarily due to the higher cost of the raw materials used in the products manufactured for Life Extensions.  We maintained our consolidated selling and administrative expenses at approximately $0.8 million in each of the three months ended September 30, 2015 and 2014.

We continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales.  In our branded product segment, we are developing new customer relationships focused on the international markets in Canada, Mexico and Asia.  We are also developing new products to include branded products for solid dosage which will be manufactured by MDC and sold using our AgroLabs brand or to our customer contacts developed through selling our branded product for private label. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and developing customers.  While this sale cycle has taken longer than management had anticipated, we expect these relationships to produce sales in the fiscal year ending June 30, 2016.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the three months ended September 30, 2015. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2015.

Results of Operations
Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2015	2014

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	86.1%	84.9%
Selling and administrative	8.8%	9.9%
	94.9%	94.8%
Income from operations	5.1%	5.2%

Other expense, net
Interest expense	(2.5%)	(2.8%)
Other income, net	0.2%	0.1%
Change in fair value of derivative liabilities	(0.0%)	2.5%
Other expense, net	(2.3%)	(0.2%)

Income before income taxes	2.8%	5.0%

Federal and state income taxes, net	0.3%	0.3%

Net income	2.5%	4.7%

For the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Sales, net. Sales, net, for the three months ended September 30, 2015 and 2014 were $9.4 million and $8.6 million, respectively, an increase of 10.1%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	September 30,		Change	Change
	2015	2014	2015 vs 2014	2015 vs 2014
		(amounts in thousands)
Contract Manufacturing:
US Customers	$6,930	$5,743	$1,187	20.7%
International Customers	1,815	2,065	(250)	(12.1%)
Net sales, Contract Manufacturing	8,745	7,808	937	12.0%

Branded Nutraceutical Products:
US Customers	147	129	18	14.0%
International Customers	172	210	(38)	(18.1%)
Net sales, Branded Nutraceutical Products	319	339	(20)	(5.9%)

Other Nutraceuticals:
US Customers	376	427	(51)	(11.9%)
International Customers	5	8	(3)	(37.5%)
Net sales, Other Nutraceuticals	381	435	(54)	(12.4%)

Total net sales	$9,445	$8,582	$863	10.1%

For the three months ended September 30, 2015 and 2014, a significant portion of our consolidated net sales, approximately 87% and 81%, respectively, were concentrated among two customers in our Contract Manufacturing Segment, Herbalife and Life Extensions.  Herbalife and Life Extensions represented approximately 47% each and 63% and 26%, respectively of our Contract Manufacturing Segment's net sales in the three months ended September 30, 2015 and 2014, respectively.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Costco Wholesale Corporation ("Costco") (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 77% and 78% of net sales in the three months ended September 30, 2015 and 2014, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $0.8 million was primarily the result of:

•
Net sales increased in our Contract Manufacturing Segment by $0.9 million primarily due to increased sales volumes to Life Extensions in the three months ended September 30, 2015 of approximately $2.1 million offset, in part, by a decrease in net sales to Herbalife of approximately $0.8 million (primarily in the international markets for Herbalife) in the three months ended September 30, 2015.

•
Net sales in our Branded Nutraceutical Segment decreased by approximately $20,000 in the three months ended September 30, 2015, primarily as the result of the decreased sales volume of $0.1 million, including a decrease of approximately $83,000 with Costco.  The decreased sales volume was offset, in part, from the release of an estimated sales allowance of approximately $0.1 million for a customer the Company has not done business with in the past five years.

•	Net sales in our Other Nutraceutical segments decreased by $54 primarily as a result of decreased sales to customers of Chem.

Cost of sales.  Cost of sales increased by $0.8 million to $8.1 million for the three months ended September 30, 2015, as compared to $7.3 million for the three months ended September 30, 2014.  Cost of sales increased as a percentage of sales to 86.1% for the three months ended September 30, 2015 as compared to 84.9% for the three months ended September 30, 2014. The increase in the cost of goods sold amount, as well as the increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets.  There is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $1.0 million increase in the cost of goods sold, while the cost of goods sold in our Branded Nutraceutical Segment decreased by $0.1 million (primarily as the result of decreased sales and secondarily as the result of decreased markdowns on inventory) and a decrease of $0.1 million in the Other Nutraceutical Segment as a result of decreased sales.

Selling and Administrative Expenses.  There was a slight decrease in selling and administrative expenses of $22,000 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  As a percentage of sales, net, selling and administrative expenses was approximately 8.8% and 9.9% for the three months ended September 30, 2015 and 2014, respectively.  The decrease was primarily from decreased legal and other professional fees of approximately $24,000.

Other income (expense), net. Other income (expense), net was approximately $216,000 for the three months ended September 30, 2015 compared to $17,000 for the three months ended September 30, 2014, and is composed of:

	Three months ended
	September 30,
	2015	2014
	(dollars in thousands)
Interest expense	$(237)	$(240)
Change in fair value of
derivative instruments	(3)	214
Other, net	24	9
Other income (expense), net	$(216)	$(17)

The variance in the change in fair value of derivative liabilities from the three months ended September 30, 2014 to the September 30, 2015 was mainly the result of the decreased volatility in the closing trading price of our common stock from 88.5% as of June 30, 2014 to 79.4% as of September 30, 2014.  As noted above, there was not a significant change in the estimated fair value of derivative instruments from June 30, 2015 to September 30, 2015.  The volatility of the closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The other components of other income (expense) were not significant.  Our interest expense for each of the three months ended September 30, 2015 and 2014 was substantially the same and other income increased by approximately fifteen thousand dollars of additional earned income from providing back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets.

Federal and state income tax, net. For the three months ended September 30, 2015 and 2014, we had a state tax expense of approximately $28 and $29, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company's past liquidity concerns and the current economic environment, that it is "more likely than not" the Company's deferred tax assets may not be realized.  The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period.  All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the three months ended September 30, 2015 and 2014 was approximately $0.2 million and $0.4 million, respectively.  The decrease of approximately $0.2 million was primarily the result of the change in fair value of derivative instruments of approximately $0.2 million.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the three months ended
	September 30,
	2015	2014
	(dollars in thousands)

Net cash provided by (used in) operating acitivites	$436	$(495)
Net cash used in investing acitivites	$(41)	$(168)
Net cash (used in) provided by financing acitivites	$(382)	$506

Cash at end of period	$84	$294

At September 30, 2015 and June 30, 2015, our working capital deficit was approximately $2.3 and $2.5 million, respectively. Our current assets increased by $0.5 million and current liabilities increased by approximately $0.3 million, resulting in a net decrease in our working capital deficit of $0.2 million.

Net cash used in operating activities of $0.4 million in the three months ended September 30, 2015, includes net income of approximately $0.2 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.4 million. Net cash provided by our operations from our working capital assets and liabilities in the amount of approximately $32,000 was primarily the result of increases in inventories of $0.3 million and $0.2 million in accounts receivable and offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.5 million.

Net cash used in operating activities of $0.5 million in the three months ended September 30, 2014, includes net income of approximately $0.4 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.3 million. Cash used in operations from our working capital assets and liabilities in the amount of approximately $0.8 million was primarily the result of increases in inventories of $1.3 million and $0.1 million in each of accounts receivable and other current assets and offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.7 million.

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $41,000 in the three months ended September 30, 2015, compared to using approximately $0.2 million for the purchase of machinery and equipment in the three months ended September 30, 2014.

Cash used in financing activities was approximately $0.4 million for the three months ended September 30, 2015, $8.8 million for repayments of advances under our revolving credit facility and $0.1 million from repayments of principal under our term notes payable offset, in part, by advances of $8.5 million of proceeds received under our revolving credit facility.  Cash provided from financing activities was approximately $0.5 million for the three months ended September 30, 2014, $8.8 million from advances under our revolving credit facility and $0.2 million from proceeds under our convertible line of credit for equipment financing offset, in part, by repayments of advances under our revolving credit facility of $8.3 million and principal under our term note in the amount of $0.1 million.

As of September 30, 2015, we had cash of $84,000, funds available under our revolving credit facility of approximately $1.0 million and a working capital deficit of approximately $2.3 million. Our working capital deficit includes $4.2 million outstanding under our revolving line of credit which is not due until July 2017 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, we had income from operations of approximately $0.2 million in the three months ended September 30, 2015.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending September 30, 2016.

Our total annual commitments at September 30, 2015 for long term non-cancelable leases of approximately $587,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of November 5, 2015, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2015 and 2014 were approximately $55,000 ($14,000 funded with capitalized lease financing) and $0.4 million ($0.2 million funded with capitalized lease financing), respectively.  The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2016.  The total amount is expected to be funded from lease financing and cash provided from the Company's operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified by the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2015, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)            Exhibits

Exhibit
Number
10.1	Convertible Line of Credit Note, dated September 22, 2015, by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC in the original principal amount of $350,000
10.2	Cross Collateralization Agreement, dated September 22, 2015, by and among INB: Manhattan Drug Company, PNC Bank National Association and PNC Equipment Finance LLC
10.3	Security Agreement, dated September 22, 2015 by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC
10.4	Guaranty and Suretyship Agreement, dated September 30, 2015, by and among Integrated BioPharma, Inc. and PNC Equipment Finance LLC
31.2	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101
The following financial information from Integrated BioPharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 5, 2015	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: November 5, 2015	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President