Form 10-Q
period 2015-12-31
INTEGRATED BIOPHARMA INC
filed 2016-02-19
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer □	Accelerated filer □	Non-accelerated filer □	Smaller reporting company ■

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes □	No ■

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Class	Outstanding at February 19, 2016
Common Stock, $0.002 par value	21,105,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Six Months Ended December 31, 2015

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014

Sales, net	$10,413	$10,290	$19,859	$18,872

Cost of sales	9,438	9,035	17,569	16,316

Gross profit	975	1,255	2,290	2,556

Selling and administrative expenses	807	856	1,637	1,708

Operating income	168	399	653	848

Other income (expense), net
Change in fair value of derivative liabilities	6	447	3	661
Other income, net	26	18	50	27
Interest expense	(243)	(250)	(480)	(490)
Other income (expense), net	(211)	215	(427)	198

(Loss) income before income taxes	(43)	614	226	1,046

Income tax expense, net	20	67	48	96

Net (loss) income	(63)	547	178	950
Change in fair value of derivative liability	-	(447)	-	(661)
Interest expense on Convertible debt-CD Financial, LLC	-	82	-	164
Accretion of Convertible debt - CD Financial, LLC	-	28	-	55
Diluted net (loss) income	$(63)	$210	$178	$508

Basic net (loss) income per common share	$(0.00)	$0.03	$0.01	$0.05

Diluted net (loss) income per common share	$(0.00)	$0.01	$0.01	$0.02

Weighted average common shares outstanding - basic	21,105,174	21,105,174	21,105,174	21,105,174
Add: Stock options	-	-	-	99,887
Shares issuable upon conversion of
Convertible Debt - CD Financial, LLC	-	8,230,769	-	8,230,769
Weighted average common shares outstanding - diluted	21,105,174	29,335,943	21,105,174	29,435,830

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2015	2015
Assets
Current Assets:
Cash	$60	$71
Accounts receivable, net	3,991	2,638
Inventories	7,019	5,778
Investment in iBio, Inc.	501	501
Other current assets	368	334
Total current assets	11,939	9,322

Intangible assets, net	688	743
Property and equipment, net	1,488	1,373
Security deposits and other assets	105	185
Total Assets	$14,220	$11,623

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$5,967	$4,462
Accounts payable (includes $292 and $290 due to related party)	6,533	5,148
Accrued expenses and other current liabilities	1,149	1,536
Current portion of long term debt	713	719
Total current liabilities	14,362	11,865

Long term debt	3,794	3,942
Subordinated convertible note, net - CD Financial, LLC	5,176	5,120
Derivative liabilities	9	12
Total liabilities	23,341	20,939

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,140,074 and 21,105,174 shares issued and outstanding, respectively	42	42
Additional paid-in capital	44,692	44,676
Accumulated deficit	(53,756)	(53,935)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(9,121)	(9,316)
Total Liabilities and Stockholders' Deficiency	$14,220	$11,623

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income	$178	$950
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	171	199
Accretion of financing instruments and other non-cash interest	121	120
Compensation expense for employee stock options	17	-
Change in fair value of derivative liabilities	(3)	(661)
Gain on sale of fixed assets	(3)	(2)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,353)	(1,207)
Inventories	(1,240)	(1,052)
Other current assets	(34)	(96)
Security deposits and other assets	-	(15)
(Decrease) increase in:
Accounts payable	1,378	310
Accrued expenses and other liabilities	(388)	(16)
Net cash used in operating activities	(1,156)	(1,470)

Cash flows from investing activities:
Purchase of property and equipment	(40)	(188)
Cash proceeds from sale of equipment	2	-
Net cash used in investing activities	(38)	(188)

Cash flows from financing activities:
Advances under revolving credit facility	19,022	18,861
Repayments of advances under revolving credit facility	(17,518)	(17,553)
Proceeds from Line of Credit Note	43	284
Repayments under term note payables	(300)	(270)
Repayments under capital lease obligations	(64)	(67)
Net cash provided by financing activities	1,183	1,255

Net decrease in cash	(11)	(403)
Cash at beginning of period	71	451
Cash at end of period	$60	$48

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$344	$351
Income taxes	$54	$45
Supplemental disclosures of non-cash transactions:
Accretion on embedded derivative feature of convertible note payable	$56	$55
Amortization of prepaid financing costs	$65	$65
Financing on capitalized lease obligations	$182	$185

See accompanying notes to condensed consolidated financial statements.

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the "Company"). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 ("Form 10-K"), as filed with the SEC. The June 30, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results for the full fiscal year ending June 30, 2016 or for any other period.

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

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. ("iBio") common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the "iBio Stock") at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment.  To date, there were cumulative impairment charges of approximately $2.2 million.  The market value of the iBio Stock as of December 31, 2015 was approximately $0.7 million based on the trade price at the close of trading on December 31, 2015.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Pursuant to the Company's Loan Agreement with PNC Bank, National Association ("PNC"), the Company was required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time.  During certain periods in the six months ended December 31, 2015 and the fiscal years ended June 30, 2015, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

As of February 19, 2016, PNC has not required the Company to sell any of the iBio Stock but reserves the right to do so at any time in the future.  Although not required to do so, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock providing net trading proceeds of approximately $79 which were used to prepay principal outstanding under the Term Loan.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

Additionally, on February 19, 2016, the Loan Agreement with PNC was amended to remove the requirement to sell the iBio Stock based on the selling price of $0.88 per share, the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note, Net – CD Financial, LLC and other Long Term Debt).

Earnings Per Share. Basic earnings per common share amounts are based on the weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants, and convertible debt subject to anti-dilution limitations using the treasury stock method and if converted method.

The following options and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Anti-dilutive stock options	2,900,450	888,950	2,900,450	401,200
Anti-dilutive shares for
convertible notes payable	8,230,769	-	8,230,769	-

Anti-dilutive shares	11,131,219	888,950	11,131,219	401,200

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

	December 31,	June 30,
	2015	2015

Raw materials	$4,762	$2,371
Work-in-process	1,178	2,061
Finished goods	1,079	1,346
Total	$7,019	$5,778

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
 (in thousands, except share and per share amounts)
(Unaudited)

Note 3. Intangible Assets, net

Intangible assets consist of trade names, license fees from the Branded Proprietary Products Segment, and unpatented technology from the Other Nutraceutical Businesses Segment.  The carrying amount of intangible assets, net is as follows as of:

	December 31, 2015			June 30, 2015
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Trade names and patents	$1,525	$928	$597	$1,525	$891	$634
Unpatented technology	547	547	-	547	540	7
License agreement	347	256	91	347	245	102
Total	$2,419	$1,731	$688	$2,419	$1,676	$743

Amortization expense recorded on intangible assets for three and six months ended December 31, 2015 and 2014 was $24 and $55 and $34 and $69, respectively.  Amortization expense is recorded on the straight-line basis over periods ranging from 13 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the three and six months ended December 31, 2015 and 2014 on the Company's intangible assets.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Year ending	Amortization
June 30,	Expense

Remaining in 2016	$49
2017	97
2018	97
2019	97
2020	93
2021	76
Thereafter	179
Total	$688

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)
Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

	December 31,	June 30,
	2015	2015

Land and building	$1,250	$1,250
Leasehold improvements	1,207	1,159
Machinery and equipment	5,402	5,362
Transportation equipment	11	16
	7,870	7,787
Less: Accumulated depreciation
and amortization	(6,382)	(6,414)
Total	$1,488	$1,373

Depreciation and amortization expense recorded on property and equipment was $59 and $70 for the three months ended December 31, 2015 and 2014, respectively and $115 and $131 for the six months ended December 31, 2015 and 2014, respectively.  Additionally, the Company disposed of fully depreciated property of $131 and $58 in the six months ended December 31, 2015 and 2014, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of December 31, 2015 and June 30, 2015, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of December 31, 2015	As of June 30, 2015
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$5,967	$4,462	3.50%	2/19/2020
Installment Note with PNC Bank	1,535	1,802	4.00%	2/19/2020
Line of Credit Note with
PNC Equipment Finance	317	307	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	228	125	0.00% - 7.10%	2/26/2016 - 12/8/2020

Promissory Note with E. Gerald Kay	27	27	4.00%	7/7/2017
Total outstanding debt	10,474	9,123
Less: Revolving Advances	(5,967)	(4,462)
Current portion of long term debt	(713)	(719)
Long term debt	$3,794	$3,942

Convertible Note payable - CD Financial, LLC	$5,350	$5,350	6.00%	2/29/2020
Discount for embedded derivative	(174)	(230)
Convertible Note payable, net - CD Financial, LLC	$5,176	$5,120

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. ("IHT Properties") and Vitamin Factory (collectively, the "Borrowers") amended the Revolving Credit, Term Loan and Security Agreement (the "Amended Loan Agreement") with PNC Bank, National Association as agent and lender ("PNC") and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the "Senior Credit Facility") as follows: (i) discretionary advances ("Revolving Advances") based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the "Revolving Credit Facility") and (ii) a term loan in the amount of $3,422 (the "Term Loan"). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company.  Revolving Advances bear interest at PNC's Base Rate or the Eurodollar Rate, at Borrowers' option, plus 2.75% (3.50% as of December 31, 2015 and 3.25% as of June 30, 2015). The Term Loan bears interest at PNC's Base Rate or the Eurodollar Rate, at Borrowers' option, plus 3.25% (4.00% as of December 31, 2015 and 3.75% as of June 30, 2015).  Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on February 19, 2020 (the "Senior Maturity Date").

The principal balance of the Revolving Advances is payable on the Senior Maturity Date, subject to acceleration, based upon a material adverse event clause, as defined, subjective accelerations for borrowing base reserves, as defined or upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof.  The Term Loan shall be repaid in eighty-four (84) consecutive monthly installments of principal, the first eighty-three (83) of which shall be in the amount of $41, commencing on the first business day of March, 2016, and continuing on the first business day of each month thereafter, with a final payment of any unpaid balance of principal and interest payable on the Senior Maturity Date. The foregoing is subject to customary mandatory prepayment provisions and acceleration upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

The Revolving Advances are subject to the terms and conditions set forth in the Amended Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $8.0 million or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Amended Loan Agreement, of eligible accounts receivables ("Receivables Advance Rate"), plus (ii) up to the lesser of (A) 75%, subject to the provisions in the Amended Loan Agreement, of the value of the eligible inventory ("Inventory Advance Rate" and together with the Receivables Advance Rate, collectively, the "Advance Rates"), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time ("Inventory Advance Rate" and together with the Receivables Advance Rate, collectively, the "Advance Rates"), minus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, minus (iv) such reserves as PNC may reasonably deem proper and necessary from time to time.

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof.  The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement.  As of December 31, 2015, the Company was not in compliance with the fixed charge coverage ratio maintenance requirement and received a waiver from PNC for the testing period ended on December 31, 2015.  The Company has represented to PNC that it will be back in compliance with the fixed charge coverage ratio maintenance for the next testing period for the trailing twelve months ending March 31, 2016.

During certain periods in the fiscal year ended June 30, 2013 and continuing through the six months ended December 31, 2015, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  As of February 19, 2016, PNC has not required the Company to sell any of the iBio Stock.  Although not required to do so, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock, providing net trading proceeds of approximately $79 which proceeds were used to prepay principal outstanding under the Term Loan.  On February 19, 2016, the Amended Loan Agreement with PNC removed the requirement to sell the iBio Stock based on the selling price of $0.88 per share, however, the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains a requirement under the Amended Loan Agreement.

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

CD FINANCIAL, LLC TROUBLED DEBT RESTRUCTURING

On June 27, 2012, the Company also entered into an Amended and Restated Securities Purchase Agreement (the "CD SPA") with CD Financial, which amended and restated the Securities Purchase Agreement, dated as of February 21, 2008, between the Company and CD Financial, pursuant to which the Company issued to CD Financial a 9.5% Convertible Senior Secured Note in the original principal amount of $4,500 (the "Original CD Note").  Pursuant to the CD SPA,  the Company issued to CD Financial (i) the Amended and Restated Convertible Promissory Note in the principal amount of $5,350 (the "CD Convertible Note") and (ii) the Promissory Note in the principal amount of $1,714 (the "Liquidity Note", and collectively with the CD Convertible Note, the "CD Notes"). The CD Notes originally matured on July 7, 2017, however, on February 19, 2016, the CD Notes were amended to extend the maturity date to February 29, 2020.

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

Pursuant to the terms of the Amended Loan Agreement and the Intercreditor Agreement, during the effectiveness of the Senior Credit Facility, (i) the principal of the CD Convertible Note may not be repaid, (ii) the principal of the Liquidity Note may only be repaid if certain conditions under the Amended Loan Agreement are satisfied, and (iii) interest in respect of the CD Notes may only be paid if certain conditions under the Intercreditor Agreement are satisfied.

The CD SPA contains customary representations and warranties, covenants and events of default, including, without limitation, an event of default tied to any change of control as defined in the CD SPA.

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of December 31, 2015 and June 30, 2015, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $9 and $12, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)
The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	December 31,	June 30,	June 27,
	2015	2015	2012

Risk Free Interest Rate	0.65%	0.64%	0.72%
Volatility	70.60%	71.60%	144.10%
Term	1.5 years	2 years	5 years
Dividend Rate	0.00%	0.00%	0.00%
Closing Price of
Common Stock	$0.10	$0.09	$0.09

OTHER LONG TERM DEBT

Related Party Debt.  On June 27, 2012, MDC and the Company entered into separate promissory notes with (i) Vitamin Realty Associates, LLC ("Vitamin Realty"), which is 100% owned by E. Gerald Kay, the Company's Chairman of the Board, Chief Executive Officer and major shareholder and certain of his family members, who are also executive officers and directors of the Company, and (ii) E. Gerald Kay, in the principal amounts of approximately $686 (the "Vitamin Note") and $27 (the "Kay Note"), respectively (collectively the "Related Party Notes"). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey.  (See Note 7. Commitments and Contingencies (a) Leases – Related Party Leases).  The Kay Note represents amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  The Related Party Notes mature on July 7, 2017 and accrue interest at an annual rate of 4% per annum. Interest in respect of the Related Party Notes is payable on the first business day of each calendar month.  Pursuant to the terms of the Amended Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Loan Agreement are satisfied.  On February 19, 2016, the Vitamin Note was amended to mature on February 29, 2020.

Capitalized Lease Obligations.  On September 17, 2015, the Company entered into a capitalized lease obligation with Regents Capital Corporation ("Regents") in the amount of $90 (with the ability to borrow up to $150), which lease is secured by certain machinery and equipment to be financed with funds available from Regents and which lease matures on September 21, 2017.  As of December 31, 2015 and February 19, 2016, the Company has borrowed $54 and $106, respectively, of the $150 available from Regents. The lease payment amount (based on the amount outstanding under the lease as of February 19, 2016) of approximately $5 is payable monthly and has an imputed interest rate of 5.7%.

On December 8, 2015, the Company entered into a capitalized lease obligation with Wells Fargo Equipment Finance, Manufacturer Services Group ("Wells Fargo") in the amount of $129 which matures on December 8, 2020.  The lease payment amount of approximately $2 is payable monthly and has an imputed interest rate of 4.01%.

Equipment Financing Note.  On September 22, 2014, MDC entered into a Convertible Line of Credit Note (the "LC Note") in the amount of $350 with PNC Equipment Finance, LLC ("PNCEF").  The LC Note is convertible into a term note upon completion of the advances under the LC Note.  During the period from September 22, 2014 to and including the Conversion Date (defined below), the Company was able to borrow up to the full value of the LC Note ($350).  The "Conversion Date" is the earliest to occur of (i) July 31, 2015 or (ii) the date when the Company notifies PNCEF that no more advances will be requested or (iii) the date when PNCEF has made advances in an aggregate amount of $350.  The Company completed the advances on July 29, 2015 and converted the LC Note to a four year term note in the amount of $350.  Prior to the Conversion Date, amounts outstanding under the LC Note bore interest at a rate per annum ("Floating Rate") which is at all times equal to the sum of LIBOR Rate plus 325 basis points (3.25%).  On the Conversion Date, the Company elected a fixed rate interest of 4.57% as offered by PNCEF.

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

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended December 31, 2015 and 2014, approximately 91% and 86%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company's Contract Manufacturing Segment and represent approximately 31% and 65% and 47% and 44% of this Segment's net sales in the three months ended December 31, 2015 and 2014, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company's consolidated net sales, represented approximately 25% and 65% of net sales in the three months ended December 31, 2015 and 2014, respectively, of the Branded Nutraceutical Segment.

For the six months ended December 31, 2015 and 2014, approximately 89% and 83%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company's Contract Manufacturing Segment and represent approximately 39% and 57% and 54% and 36% of this Segment's net sales in the six months ended December 31, 2015 and 2014, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company's consolidated net sales, represented approximately 62% and 74% of net sales in the six months ended December 31, 2015 and 2014, respectively, of the Branded Nutraceutical Segment.

Accounts receivable from these two major customers represented approximately 87% and 83% of total net accounts receivable as of December 31 and June 30, 2015, respectively. The loss of any of these customers could have an adverse affect on the Company's operations. Major customers are those customers who account for more than 10% of net sales.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Rent expense for the three and six months ended December 31, 2015 and 2014 on these leases were $219 and $204 and $403 and $414, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2015 and June 30, 2015, the Company had an outstanding obligation to Vitamin Realty of $1.1 million and $1.0 million, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

The minimum rental commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitment	Commitment	Total

2016, remaining	$26	$281	$307
2017	33	563	596
2018	24	563	587
2019	6	563	569
2020	1	563	564
2021	-	563	563
Thereafter	-	2,517	2,517
Total	$90	$5,613	$5,703

Total rent expense, including real estate taxes and maintenance charges, was approximately $259 and $245 and $485 and $497 for the three and six months ended December 31, 2015 and 2014, respectively.  Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company's position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company's letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company's letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of February 19, 2016, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses.  The international sales, concentrated primarily in Europe and Canada, for the three months ended December 31, 2015 and 2014 were $1,826 and $2,112, respectively and for the six months ended December 31, 2015 and 2014 were $3,818 and $4,395, respectively.

Financial information relating to the three months ended December 31, 2015 and 2014 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2015	$8,077	$1,814	$9,891	$842	$55	$176
	2014	7,636	2,006	9,642	1,134	69	23

Branded Proprietary Products	2015	84	3	87	(19)	-	-
	2014	69	76	145	(76)	-	-

Other Nutraceutical Businesses	2015	426	9	435	152	1	-
	2014	473	30	503	198	1	-

Total Company	2015	8,587	1,826	10,413	975	56	176
	2014	8,178	2,112	10,290	1,255	70	23

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Financial information relating to the six months ended December 31, 2015 and 2014 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2015	$15,007	$3,629	$18,636	$1,883	$114	$230
	2014	13,379	4,071	17,450	2,285	129	374

Branded Proprietary Products	2015	232	175	407	109	-	-
	2014	198	286	484	(70)	1	1

Other Nutraceutical Businesses	2015	802	14	816	298	1	1
	2014	900	38	938	341	1	-
Total Company	2015	16,041	3,818	19,859	2,290	115	231
	2014	14,477	4,395	18,872	2,556	131	375

	Total Assets as of
	December 31,	June 30,
	2015	2015
Contract Manufacturing	$11,087	$8,482

Branded Proprietary Products	1,325	1,324

Other Nutraceutical Businesses	1,808	1,817

Total Company	$14,220	$11,623

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

For the six months ended December 31, 2015, our net sales from operations increased by $1.0 million to approximately $19.9 million from approximately $18.9 million in our six months ended December 31, 2014.  For the six months ended December 31, 2015 and 2014 we had operating income of approximately $0.6 million and $0.8 million, respectively.  In the six months ended December 31, 2015, our gross profit of $2.3 million was approximately $0.3 million less than it was for the six months ended December 31, 2014 of approximately $2.6 million, as a result of our cost of goods sold increasing by approximately $1.3 million. Our profit margins decreased primarily as a result of decreased margins in our Contract Manufacturing Segment, as our net sales increased by $1.2 million and our cost of sales increased by $1.6 million, resulting in a net decrease in our gross profit of $0.4 million in this segment.  The increase in the cost of sales was primarily due to the higher cost of the raw materials used in the products manufactured for Life Extensions.  The decrease in the Contract Manufacturing Segment was offset by an increase in profit margins of $0.2 million in the Branded Nutraceutical Segment.  We maintained our consolidated selling and administrative expenses at approximately $1.7 million in each of the six months ended December 31, 2015 and 2014.

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

On February 19, 2016, we amended the maturity date of our Senior Credit Facility, Subordinated Convertible Note, Net – CD Financial, LLC and certain other Long Term Debt, from June 27, 2017 and July 7, 2017 to February 19, 2020 and February 29, 2020, respectively.  Certain other terms were amended under our Senior Credit Facility, see Note 5 to the condensed financial statements included in this Quarterly Report on Form 10-Q.  These amendments, will continue to provide the working capital and liquidity required to support our business growth in the Contract Manufacturing and Branded Nutraceutical Segments outlined above.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the six months ended December 31, 2015. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2015.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2015	2014	2015	2014

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	90.6%	87.8%	88.5%	86.5%
Selling and administrative	7.8%	8.3%	8.2%	9.1%
	98.4%	96.1%	96.7%	95.5%
Income from operations	1.6%	3.9%	3.3%	4.5%

Other income (expense), net
Change in fair value of derivative liabilities	0.1%	4.3%	0.0%	3.5%
Interest expense	(2.3%)	(2.4%)	(2.4%)	(2.6%)
Other income, net	0.2%	0.2%	0.2%	0.1%
Other income (expense), net	(2.0%)	2.1%	(2.2%)	1.0%

(Loss) income before income taxes	(0.4%)	6.0%	1.1%	5.5%

Federal and state income taxes, net	0.2%	0.7%	0.2%	0.5%

Net (loss) income	(0.6%)	5.3%	0.9%	5.0%

For the Six Months Ended December 31, 2015 compared to the Six Months Ended December 31, 2014

Sales, net. Sales, net, for the six months ended December 31, 2015 and 2014 were $19.9 million and $18.9 million, respectively, an increase of 5.2%, and are comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2015	2014	2015 vs 2014	2015 vs 2014
	(amounts in thousands)
Contract Manufacturing:
US Customers	$15,007	$13,379	$1,628	12.2%
International Customers	3,629	4,071	(442)	(10.9%)
Net sales, Contract Manufacturing	18,636	17,450	1,186	6.8%

Branded Nutraceutical Products:
US Customers	232	198	34	17.2%
International Customers	175	286	(111)	(38.8%)
Net sales, Branded Nutraceutical Products	407	484	(77)	(15.9%)

Other Nutraceuticals:
US Customers	802	900	(98)	(10.9%)
International Customers	14	38	(24)	(63.2%)
Net sales, Other Nutraceuticals	816	938	(122)	(13.0%)

Total net sales	$19,859	$18,872	$987	5.2%

For the six months ended December 31, 2015 and 2014 a significant portion of our consolidated net sales, approximately 89% and 83%, respectively, were concentrated among two customers, Herbalife and Life Extensions, customers in our Contract Manufacturing Segment.  Herbalife and Life Extensions represented approximately 39% and 57% and 54% and 36%, respectively of our Contract Manufacturing Segment's net sales in the six months ended December 31, 2015 and 2014, respectively.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Costco Wholesale Corporation ("Costco") (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 62% and 74% of net sales in the six months ended December 31, 2015 and 2014, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $1.0 million was primarily the result of:

•
Net sales increase in our Contract Manufacturing Segment by $1.2 million primarily due to increased sales volumes to one of our major customers, Life Extensions, in the six months ended December 31, 2015, of approximately $4.3 million, offset in part by, a decrease in net sales volume to Herbalife of approximately $2.2 million compared to the comparable prior period.

•
Net sales in our Branded Nutraceutical Segment decreased by approximately $0.1 million in the six months ended December 31, 2015, primarily as the result of the decreased sales volume of $0.1 million to Costco.  The decrease to Costco was primarily the result of a timing difference in shipping product for a promotion that shipped in December a year ago with no such promotion in the six months ended December 31, 2015.  Other customer sales in this segment increased slightly due to the availability of product to sell that was not available in the prior period.

•	Net sales in our Other Nutraceutical segments decreased by $0.1 million primarily as a result of decreased sales volumes to customers of Chem.

Cost of sales.  Cost of sales increased by $1.3 million to $17.6 million for the six months ended December 31, 2015, as compared to $16.3 million for the six months ended December 31, 2014.  Cost of sales increased as a percentage of sales to 88.5% for the six months ended December 31, 2015 as compared to 86.5% for the six months ended December 31, 2014. The increase in the cost of goods sold amount, as well as the increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets.  There is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $1.6 million increase in the cost of goods sold with the Other Nutraceutical Businesses Segment decreasing by $0.3 million (primarily as the result of decreased sales).

Selling and Administrative Expenses.  There was a slight decrease in selling and administrative expenses of $71,000 or approximately 4% in the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.  As a percentage of sales, net, selling and administrative expenses were approximately 8% and 9% for the six months ended December 31, 2015 and 2014, respectively.  No one expense within our selling and administrative expenses changed by more than $28,000.

Other income (expense), net. Other income (expense), net was approximately $0.4 million for the six months ended December 31, 2015 compared to $0.2 million for the six months ended December 31, 2014, and is composed of:

	Six months ended
	December 31,
	2015	2014
	(dollars in thousands)
Interest expense	$(480)	$(490)
Change in fair value of
derivative instruments	3	661
Other, net	50	27
Other income (expense), net	$(427)	$198

The variance in the change in fair value of derivative liabilities from the six months ended December 31, 2014 to the December 31, 2015 was mainly the result of the decreased closing trading price of our common stock from $0.25 as of June 30, 2014 to $0.09 as of December 31, 2014.  As noted above, there was not a significant change in the estimated fair value of derivative instruments from June 30, 2015 to December 31, 2015, approximately three thousand dollars.  The volatility of the closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The other components of other income (expense) were not significant.  Our interest expense for each of the six months ended December 31, 2015 and 2014 was substantially the same and other income increased by approximately twenty-three thousand dollars of additional earned income from providing back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets.

Federal and state income tax, net. For the six months ended December 31, 2015 and 2014, we had a state tax expense of approximately $48,000 and $96,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company's past liquidity concerns and the current economic environment, that it is "more likely than not" the Company's deferred tax assets may not be realized.  The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period.  All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the six months ended December 31, 2015 and 2014 was approximately $0.2 million and $1.0 million, respectively.

For the Three Months Ended December 31, 2015 compared to the Three Months Ended December 31, 2014

Sales, net. Sales, net, for the three months ended December 31, 2015 and 2014 were $10.4 million and $10.3 million, respectively, an increase of 1.2%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2015	2014	2015 vs 2014	2015 vs 2014
	(amounts in thousands)
Contract Manufacturing:
US Customers	$8,077	$7,636	$441	5.8%
International Customers	1,814	2,006	(192)	(9.6%)
Net sales, Contract Manufacturing	9,891	9,642	249	2.6%

Branded Nutraceutical Products:
US Customers	84	69	15	21.7%
International Customers	3	76	(73)	(96.1%)
Net sales, Branded Nutraceutical Products	87	145	(58)	(40.0%)

Other Nutraceuticals:
US Customers	426	473	(47)	(9.9%)
International Customers	9	30	(21)	(70.0%)
Net sales, Other Nutraceuticals	435	503	(68)	(13.5%)

Total net sales	$10,413	$10,290	$123	1.2%

For the three months ended December 31, 2015 and 2014 a significant portion of our consolidated net sales, approximately 91% and 86%, respectively, were concentrated among two customers, Herbalife and Life Extensions, customers in our Contract Manufacturing Segment.  Herbalife and Life Extensions represented approximately 31% and 65% and 47% and 71%, respectively of our Contract Manufacturing Segment's net sales in the three months ended December 31, 2015 and 2014, respectively.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Costco Wholesale Corporation ("Costco") (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 25% and 65% of net sales in the three months ended December 31, 2015 and 2014, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $0.1 million was primarily the result of net sales increasing in our Contract Manufacturing Segment by approximately $0.2 million primarily due to increased sales volumes to one of our major customers, Life Extensions of approximately $2.2 million, offset by, in part, by a decrease in net sales volume to Herbalife of approximately $1.5 million in the three months ended December 31, 2015, compared to the comparable prior period.

Cost of sales.  Cost of sales increased by $0.4 million to $9.4 million for the three months ended December 31, 2015, as compared to $9.0 million for the three months ended December 31, 2014.  Cost of sales increased as a percentage of sales to 90.6% for the three months ended December 31, 2015 as compared to 87.8% for the three months ended December 31, 2014. The increase in the cost of goods sold amount, as well as the increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets.  There is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $0.5 million increase in the cost of goods sold with the Branded Nutraceutical Segment decreasing by $0.1 million (primarily as the result of decreased sales and secondarily as the result of increased markdowns relating to expiring inventory and the disposal of packaging material that was deemed no longer usable).

Selling and Administrative Expenses.  There was a slight decrease in selling and administrative expenses of $50,000 in the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 or approximately 5%.  As a percentage of sales, net, selling and administrative expenses were approximately 8% in each of the three months ended December 31, 2015 and 2014.  No one expense within our selling and administrative expenses changed by more than $15,000.

Other income (expense), net. Other income (expense), net was approximately $0.2 million for each of the three months ended December 31, 2015 and 2014, and is composed of:

	Three months ended
	December 31,
	2015	2014
	(dollars in thousands)
Interest expense	$(243)	$(250)
Change in fair value of
derivative instruments	6	447
Other, net	26	18
Other income (expense), net	$(211)	$215

The variance in the change in fair value of derivative liabilities from the three months ended December 31, 2014 to the December 31, 2015 was mainly the result of the decreased closing trading price of our common stock from $0.24 as of September 30, 2014 to $0.09 as of December 31, 2014.  As noted above, there was not a significant change in the estimated fair value of derivative instruments from September 30, 2015 to December 31, 2015.  The volatility of the closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  The other components of other income (expense) were not significant.  Our interest expense for each of the three months ended December 31, 2015 and 2014 was substantially the same and other income increased by approximately eight thousand dollars of additional earned income from providing back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets.

Federal and state income tax, net. For the three months ended December 31, 2015 and 2014, we had a state tax expense of approximately $20,000 and $67,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company's past liquidity concerns and the current economic environment, that it is "more likely than not" the Company's deferred tax assets may not be realized.

Net (loss) income. Our net loss for the three months ended December 31, 2015 was approximately $63,000 compared to net income of $0.5 million.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2015	2014
	(dollars in thousands)

Net cash used in operating activities	$(1,156)	$(1,470)
Net cash used in investing activities	$(38)	$(188)
Net cash provided by financing activities	$1,183	$1,255

Cash at end of period	$60	$48

At December 31, 2015, our working capital deficit was approximately $2.4 million, a decrease of approximately $0.1 million in our working capital deficit of approximately $2.5 million at June 30, 2015. Our current assets increased by approximately $2.6 million and our current liabilities increased by approximately $2.5 million.

Net cash used in operating activities of $1.2 million in the six months ended December 31, 2015, includes net income of approximately $0.2 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.5 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $1.6 million and was primarily the result of increases in accounts receivable of $1.4 million and inventories of $1.2 million offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $1.0 million.

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

Cash used in investing activities of $38,000 and $188,000 in the six months ended December 31, 2015 and 2014, respectively, was for the purchase of property and equipment primarily in our Contract Manufacturing Segment.

Cash provided by financing activities was approximately $1.2 million for the six months ended December 31, 2015, $19.0 million from advances under our revolving credit facility offset, in part, by repayments of advances under our revolving credit facility of $17.5 million and repayments of principal under our term note in the amount of $0.3 million.

Cash provided by financing activities was approximately $1.3 million for the six months ended December 31, 2014, $18.9 million from advances under our revolving credit facility and $0.3 million from proceeds under our convertible line of credit for equipment financing offset, in part, by repayments of advances under our revolving credit facility of $17.6 million and repayments of principal under our term note in the amount of $0.3 million.

As of December 31, 2015, we had cash of $60,000, funds available under our revolving credit facility of approximately $0.6 million and a working capital deficit of approximately $2.4 million. Our working capital deficit includes $6.0 million outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, we had income from operations of approximately $0.4 million in the six months ended December 31, 2015.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility, will support our working capital requirements through the period ending December 31, 2016.

Our total annual commitments at December 31, 2015 for long term non-cancelable leases of approximately $596,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of February 19, 2016, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2015 and 2014 were approximately $231,000 ($43,000 funded with proceeds under our convertible line of credit for equipment financing and $191,000 funded with capitalized lease financing) and $375,000 ($146,000 funded with capitalized lease financing and $185,000 funded with capitalized lease financing), respectively.  The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2016.  The total amount is expected to be funded from lease financing and cash provided from the Company's operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the six months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)            Exhibits

Exhibit
Number

10.1
First Amendment to Revolving Credit, Tem Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association.

10.2
Amended and Restated Term Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $3,422,160.00.

10.3
First Amendment to Amended Restated Promissory Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc. and InB: Manhattan Drug Company, Inc. and Vitamin Realty Associates, LLC in the original principal amount of $685,985.61.

10.4
First Amendment to Notes dated as of February 19, 2016 by and Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and CD Financial, LLC in the original principal amounts of $1,714,000.00 and $5,350,000.00.

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
101
The following financial information from Integrated BioPharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 19, 2016	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: February 19, 2016	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President