Form 10-Q
period 2016-03-31
INTEGRATED BIOPHARMA INC
filed 2016-05-13
CIK 1016504

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________

FORM 10-Q

 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2016
Common Stock, $0.002 par value	21,105,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT
For the Nine Months Ended March 31, 2016

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015

Sales, net	$10,971	$9,671	$30,830	$28,544

Cost of sales	9,647	8,772	27,216	25,088

Gross profit	1,324	899	3,614	3,456

Selling and administrative expenses	874	887	2,511	2,595

Operating income	450	12	1,103	861

Other income (expense), net
Interest expense	(248)	(251)	(728)	(741)
Change in fair value of derivative liabilities	(130)	41	(127)	702
Other income	15	116	65	143
Other income (expense), net	(363)	(94)	(790)	104

Income (loss) before income taxes	87	(82)	313	965

Income tax expense, net	54	24	102	120

Net income (loss)	33	(106)	211	845
Change in fair value of derivative liability	-	-	-	(702)
Interest expense on Convertible debt-CD Financial, LLC	-	-	-	244
Accretion of Convertible debt - CD Financial, LLC	-	-	-	83
Diluted net income (loss)	$33	$(106)	$211	$470

Basic net income (loss) per common share	$0.00	$(0.01)	$0.01	$0.04

Diluted net income (loss) per common share	$0.00	$(0.01)	$0.01	$0.02

Weighted average common shares outstanding - basic	21,105,174	21,105,174	21,105,174	21,105,174
Add: Stock options	176,754	-	92,527	66,592
Shares issuable upon conversion of
Convertible Debt - CD Financial, LLC	-	-	-	8,230,769
Weighted average common shares outstanding - diluted	21,281,928	21,105,174	21,197,701	29,402,535

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2016	2015
Assets
Current Assets:
Cash	$450	$71
Accounts receivable, net	3,634	2,638
Inventories	6,830	5,778
Investment in iBio, Inc. - restricted	501	501
Other current assets	315	334
Total current assets	11,730	9,322

Intangible assets, net	663	743
Property and equipment, net	1,486	1,373
Security deposits and other assets	233	185
Total Assets	$14,112	$11,623

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$4,216	$4,462
Accounts payable (includes $394 and $290 due to related party)	6,055	5,148
Accrued expenses and other current liabilities	1,209	1,536
Current portion of long term debt	824	719
Total current liabilities	12,304	11,865

Long term debt	5,554	3,942
Subordinated convertible note, net - CD Financial, LLC	5,196	5,120
Derivative liabilities	139	12
Total liabilities	23,193	20,939

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,140,074 and 21,105,174 shares issued and outstanding, respectively	42	42
Additional paid-in capital	44,699	44,676
Accumulated deficit	(53,723)	(53,935)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(9,081)	(9,316)
Total Liabilities and Stockholders' Deficiency	$14,112	$11,623

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended
	March 31,
	2016	2015
Cash flows provided by operating activities:
Net income	$211	$845
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	260	304
Accretion of financing instruments and other non-cash interest	165	179
Compensation expense for employee stock options	24	-
Change in fair value of derivative liabilities	127	(702)
Gain on sale of fixed assets	(3)	(3)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(995)	(608)
Inventories	(1,053)	(189)
Other current assets	19	(127)
Security deposits and other assets	(153)	(14)
Increase (decrease) in:
Accounts payable	908	193
Accrued expenses and other liabilities	(327)	166
Net cash (used in) provided by operating activities	(817)	44

Cash flows from investing activities:
Purchase of property and equipment	(40)	(227)
Cash proceeds from sale of equipment	2	-
Net cash used in investing activities	(38)	(227)

Cash flows from financing activities:
Advances under revolving credit facility	29,623	27,640
Repayments of advances under revolving credit facility	(29,869)	(27,349)
Proceeds from term note payable	1,975	-
Proceeds from Line of Credit Note	43	307
Repayments under term note payables	(450)	(404)
Repayments under capital lease obligations	(88)	(108)
Net cash provided by financing activities	1,234	86

Net increase (decrease) in cash	379	(97)
Cash at beginning of period	71	451
Cash at end of period	$450	$354

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$535	$539
Income taxes	$72	$46
Supplemental disclosures of non-cash transactions:
Accretion on embedded derivative feature of convertible note payable	$76	$82
Amortization of prepaid financing costs	$89	$97
Financing on capitalized lease obligations	$252	$185

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the "Company"). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC") and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015 ("Form 10-K"), as filed with the SEC. The June 30, 2015 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results for the full fiscal year ending June 30, 2016 or for any other period.

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

The Company's business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. ("MDC"), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. ("AgroLabs"), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers,  under the following brands: Naturally Noni, Coconut Water, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the "Vitamin Factory"), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (ii) IHT Health Products, Inc. ("IHT") a distributor of fine natural botanicals, including multi minerals produced under a license agreement and (iii) Chem International, Inc., ("Chem"), a distributor of certain raw materials for DSM Nutritional Products, LLC.

Significant Accounting Policies

There have been no material changes during fiscal year 2016 in the Company's significant accounting policies to those previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. ("iBio") common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the "iBio Stock") at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment.  To date, there were cumulative impairment charges of approximately $2.2 million.  The market value of the iBio Stock as of March 31, 2016 was approximately $0.7 million based on the trade price at the close of trading on March 31, 2016.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Pursuant to the Company's Loan Agreement with PNC Bank, National Association ("PNC"), the Company was required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time.  During certain periods in the nine months ended March 31, 2016 and the fiscal years ended June 30, 2015, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  Although PNC did not require the Company to sell shares of iBio Stock, the Company sold 73,191 shares of iBio Stock in the quarter ended June 30, 2015 providing net trading proceeds of approximately $79 which were used to prepay principal outstanding under the Term Loan. (See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

On February 19, 2016, the Loan Agreement with PNC was amended.  The amendment included the removal of the requirement to sell the iBio Stock based on the selling price of $0.88 per share; the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note, Net – CD Financial, LLC and other Long Term Debt).

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

The following options and potentially dilutive shares for convertible notes payable, (see Note 5. Senior Credit Facility, Subordinated Convertible Note, net – CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Anti-dilutive stock options	694,950	829,950	694,950	354,200
Potentially dilutive shares
for convertible notes payable	8,230,769	8,230,769	8,230,769	-
Total anti-dilutive shares	8,925,719	9,060,719	8,925,719	354,200

Recent Accounting Pronouncements.

In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-15 Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact.  Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of this ASU to impact the Company's condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

In April, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which includes provisions intended to simplify the presentation of debt issuance costs in the financial statements.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this ASU to impact the Company's condensed consolidated financial statements.

In July 2015, the FASB issued an accounting standard that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. The Company does not expect the adoption of this ASU to impact the Company's condensed consolidated financial statements.

In November 2015, the FASB issued guidance that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company does not expect the adoption of this ASU to impact the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee's rights and obligations, while expenses will continue to be recognized in a similar manner to today's legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted.  The Company is currently in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following as of:

	March 31,	June 30,
	2016	2015

Raw materials	$4,258	$2,371
Work-in-process	1,123	2,061
Finished goods	1,449	1,346
Total	$6,830	$5,778

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
 (in thousands, except share and per share amounts)
(Unaudited)

Note 3. Intangible Assets, net

Intangible assets consist of trade names, license fees from the Branded Proprietary Products Segment, and unpatented technology from the Other Nutraceutical Businesses Segment.  The carrying amount of intangible assets, net is as follows as of:

	March 31, 2016			June 30, 2015
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Trade names	$1,525	$948	$577	$1,525	$891	$634
Unpatented technology	547	547	-	547	540	7
License agreement	347	261	86	347	245	102
Total	$2,419	$1,756	$663	$2,419	$1,676	$743

Amortization expense recorded on intangible assets for three and nine months ended March 31, 2016 and 2015 was $25 and $80 and $34 and $103, respectively.  Amortization expense is recorded on the straight-line basis over periods ranging from 13 years to 20 years based on contractual or estimated lives and is included in selling and administrative expenses. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test.  Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge.  The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  No impairment losses were identified or recorded in the three and nine months ended March 31, 2016 and 2015 on the Company's intangible assets.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows:

Year ending June 30,	Amortization Expense

Remaining in 2016	$24
2017	97
2018	97
2019	97
2020	93
2021	76
Thereafter	179
Total	$663

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)
Note 4. Property and Equipment, net

Property and equipment, net consists of the following as of:

	March 31,	June 30,
	2016	2015

Land and building	$1,250	$1,250
Leasehold improvements	1,207	1,159
Machinery and equipment	5,449	5,362
Transportation equipment	11	16
	7,917	7,787
Less: Accumulated depreciation
and amortization	(6,431)	(6,414)
Total	$1,486	$1,373

Depreciation and amortization expense recorded on property and equipment was $65 and $71 for the three months ended March 31, 2016 and 2015, respectively and $180 and $202 for the nine months ended March 31, 2016 and 2015, respectively.  Additionally, the Company disposed of fully depreciated property of $163 and $58 in the nine months ended March 31, 2016 and 2015, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of March 31, 2016 and June 30, 2015, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of March 31, 2016	As of June 30, 2015
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$4,216	$4,462	3.50%	2/19/2020
Installment Note with PNC Bank	3,381	1,802	4.00%	2/19/2020
Line of Credit Note with
PNC Equipment Finance	296	307	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	274	125	0.00% - 11.43%	2/26/2016 12/8/2020
Promissory Note with E. Gerald Kay	27	27	4.00%	7/7/2017
Total outstanding debt	10,594	9,123
Less: Revolving Advances	(4,216)	(4,462)
Current portion of long term debt	(824)	(719)
Long term debt	$5,554	$3,942

Convertible Note payable - CD Financial, LLC	$5,350	$5,350	6.00%	2/29/2020
Discount for embedded derivative	(154)	(230)
Convertible Note payable, net - CD Financial, LLC	$5,196	$5,120

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. ("IHT Properties") and Vitamin Factory (collectively, the "Borrowers") amended the Revolving Credit, Term Loan and Security Agreement (the "Amended Loan Agreement") with PNC Bank, National Association as agent and lender ("PNC") and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the "Senior Credit Facility") as follows: (i) discretionary advances ("Revolving Advances") based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the "Revolving Credit Facility") and (ii) a term loan in the amount of $3,422 (the "Term Loan"). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company.  Revolving Advances bear interest at PNC's Base Rate or the Eurodollar Rate, at Borrowers' option, plus 2.75% (3.50% as of March 31, 2016 and 3.25% as of June 30, 2015). The Term Loan bears interest at PNC's Base Rate or the Eurodollar Rate, at Borrowers' option, plus 3.25% (4.00% as of March 31, 2016 and 3.75% as of June 30, 2015).  Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on February 19, 2020 (the "Senior Maturity Date").

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof.  The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement.  As of March 31, 2016, the Company was in compliance with the fixed charge coverage ratio maintenance requirement.

The Loan Agreement (prior to giving effect to the February 19, 2016 amendment described above) required the Company to sell iBio Stock if the per share price fell below $0.88.  This requirement is not in the Amended Loan Agreement, however, the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains a requirement under the Amended Loan Agreement.  During certain periods in the fiscal year ended June 30, 2013 and continuing through the nine months ended March 31, 2016, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days.  However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended.  Although not required to sell the iBio Stock by PNC, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock, providing net trading proceeds of approximately $79 which proceeds were used to prepay principal outstanding under the Term Loan.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of March 31, 2016 and June 30, 2015, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $139 and $12, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	March 31, 2016	June 30, 2015	June 27, 2012

Risk Free Interest Rate	1.03%	0.64%	0.72%
Volatility	71.80%	71.60%	144.10%
Term	3 years 11 months	2 years	5 years

Dividend Rate	0.00%	0.00%	0.00%
Closing Price of
Common Stock	$0.11	$0.09	$0.09

OTHER LONG TERM DEBT

Related Party Debt.  On June 27, 2012, MDC and the Company entered into separate promissory notes with (i) Vitamin Realty Associates, LLC ("Vitamin Realty"), which is 100% owned by E. Gerald Kay, the Company's Chairman of the Board, Chief Executive Officer and major shareholder and certain of his family members, who are also executive officers and directors of the Company, and (ii) E. Gerald Kay, in the principal amounts of approximately $686 (the "Vitamin Note") and $27 (the "Kay Note"), respectively (collectively the "Related Party Notes"). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey.  (See Note 7. Commitments and Contingencies (a) Leases – Related Party Leases).  The Kay Note represents amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  The Kay Note matures on July 7, 2017 and the Vitamin Realty Note matures on February 29, 2020, as amended on February 19, 2016.  The Related Party Notes accrue interest at an annual rate of 4% per annum. Interest in respect of the Related Party Notes is payable on the first business day of each calendar month.  Pursuant to the terms of the Amended Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Amended Loan Agreement are satisfied.

Capitalized Lease Obligations.  On March 21, 2016, the Company entered into a capitalized lease obligation with Regents Capital Corporation ("Regents") in the amount of $123, which lease is secured by certain machinery and equipment and matures on March 6, 2018.  The lease payment is payable quarterly commencing on June 6, 2016 in the amount of $16 and has an imputed interest rate of 11.43%.

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

Note 6. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended March 31, 2016 and 2015, approximately 90% and 83%, respectively of consolidated net sales, were derived from two customers.  These two customers are in the Company's Contract Manufacturing Segment and represent approximately 32% and 37% and 64% and 58% of this Segment's net sales in the three months ended March 31, 2016 and 2015, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company's consolidated net sales, represented approximately 23% and 82% of net sales in the three months ended March 31, 2016 and 2015, respectively, of the Branded Nutraceutical Segment.

For the nine months ended March 31, 2016 and 2015, approximately 90% and 83%, respectively of consolidated net sales, were derived from the same two customers. These two customers are in the Company's Contract Manufacturing Segment and represent approximately 36% and 48% and 59% and 68% of this Segment's net sales in the nine months ended March 31, 2016 and 2015, respectively.  A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company's consolidated net sales, represented approximately 42% and 79% of net sales in the nine months ended March 31, 2016 and 2015, respectively, of the Branded Nutraceutical Segment.

Accounts receivable from these two major customers represented approximately 87% and 83% of total net accounts receivable as of March 31, 2016 and June 30, 2015, respectively. The loss of any of these customers could have an adverse affect on the Company's operations.  Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 62% of the Company's employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2015 and expires on August 31, 2018.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Rent expense for the three and nine months ended March 31, 2016 and 2015 on these leases were $199 and $223 and $602 and $637, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2016 and June 30, 2015, the Company had an outstanding obligation to Vitamin Realty of $1.2 million and $1.0 million, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

The minimum rental and lease commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitment	Commitment	Total

2016, remaining	$15	$141	$156
2017	37	563	600
2018	24	563	587
2019	6	563	569
2020	1	563	564
2021	-	563	563
Thereafter	-	2,517	2,517
Total	$83	$5,473	$5,556

Total rent expense, including real estate taxes and maintenance charges, was approximately $239 and $262 and $724 and $759 for the three and nine months ended March 31, 2016 and 2015, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company's position that it has no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to the Company's letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to the Company's letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded.   As of May 13, 2016, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses.  The international sales, concentrated primarily in Europe and Canada, for the three months ended March 31, 2016 and 2015 were $1,557 and $2,174, respectively and for the nine months ended March 31, 2016 and 2015 were $5,405 and $6,570, respectively.

Financial information relating to the three months ended March 31, 2016 and 2015 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures
Contract Manufacturing	2016	$8,979	$1,476	$10,455	$1,187	$65	$63
	2015	6,893	1,805	8,698	681	70	39

Branded Proprietary Products	2016	42	41	83	(33)	-	-
	2015	82	300	382	(5)	-	-

Other Nutraceutical Businesses	2016	393	40	433	170	-	-
	2015	522	69	591	223	1	-

Total Company	2016	9,414	1,557	10,971	1,324	65	63
	2015	7,497	2,174	9,671	899	71	39

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except share and per share amounts)
(Unaudited)

Financial information relating to the nine months ended March 31, 2016 and 2015 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures
Contract Manufacturing	2016	$23,986	$5,105	$29,091	$3,070	$179	$292
	2015	20,272	5,876	26,148	2,965	200	412

Branded Proprietary Products	2016	259	230	489	76	-	-
	2015	280	586	866	(74)	1	1

Other Nutraceutical Businesses	2016	1,180	70	1,250	468	1	1
	2015	1,422	108	1,530	565	1	-

Total Company	2016	25,425	5,405	30,830	3,614	180	293
	2015	21,974	6,570	28,544	3,456	202	413

	Total Assets as of
	March 31,	June 30,
	2016	2015
Contract Manufacturing	$11,631	$8,482

Branded Proprietary Products	1,269	1,324

Other Nutraceutical Businesses	1,212	1,817

Total Company	$14,112	$11,623

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

For the nine months ended March 31, 2016, our net sales from operations increased by $2.3 million to approximately $30.8 million from approximately $28.5 million in our nine months ended March 31, 2015.  In the nine months ended March 31, 2016, our gross profit of $3.6 million was approximately $0.1 million more than it was for the nine months ended March 31, 2015 of approximately $3.5 million, as a result of our cost of goods sold increasing by approximately $2.2 million.  Our profit margins increased modestly in the nine months ended March 31, 2016, primarily as a result of decreased margins in our Contract Manufacturing Segment, as our net sales increased by $2.9 million and our cost of sales increased by $2.8 million.  The increase in the cost of sales in this segment was primarily due to the higher cost of the raw materials used in the products manufactured for Life Extension.  We had an increase in profit margins of $0.2 million in the Branded Nutraceutical Segment as a result of returning to a positive margin for this segment of $0.1 million in the nine months ended March 31, 2016, from a negative margin in the nine months ended March 31, 2015 of approximately $0.1 million.  We had consolidated selling and administrative expenses of approximately $2.5 million and $2.6 million in the nine months ended March 31, 2016 and 2015, respectively.  For the nine months ended March 31, 2016 and 2015 we had operating income of approximately $1.1 million and $0.9 million, respectively.  We expect our operating income to continue to improve as sales with Herbalife and Costco increase from the current levels in the near term as well as adding additional customers and product mix.

We continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales.  In our branded product segment, we are developing new customer relationships focused on the international markets in Canada, Mexico and Asia.  We have found that these relationships have taken longer than anticipated to result in product sales as the international regulatory requirements are unique to each market and can change before we are able to close on any sales transactions and resulting in additional time to clear customs.  We are also developing new products to include branded products for solid dosage which will be manufactured by MDC and sold using our AgroLabs brand or to our customer contacts developed through selling our branded product under the customer's labels. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and developing customers.  While this sale cycle has taken longer than management had anticipated, we expect these relationships to produce modest sales in the fiscal quarter ending June 30, 2016.

On February 19, 2016, we amended the maturity date of our Senior Credit Facility, the CD Notes and certain other Long Term Debt, from June 27, 2017 and July 7, 2017 to February 19, 2020 and February 29, 2020, respectively.  Certain other terms were amended under our Senior Credit Facility, see Note 5 to the condensed financial statements included in this Quarterly Report on Form 10-Q.  The Senior Credit Facility, CD Notes and such other Long Term Debt, will continue to provide the working capital and liquidity required to support our business growth in the Contract Manufacturing and Branded Nutraceutical Segments outlined above.

Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies in the nine months ended March 31, 2016. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2015.
Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2016	2015	2016	2015

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	87.9%	90.7%	88.3%	87.9%
Selling and administrative	8.0%	9.2%	8.1%	9.1%
	95.9%	99.9%	96.4%	97.0%
Income from operations	4.1%	0.1%	3.6%	3.0%

Other income (expense), net
Interest expense	(2.3%)	(2.6%)	(2.4%)	(2.6%)
Change in fair value of derivative liabilities	(1.1%)	0.4%	(0.4%)	2.5%
Other income, net	0.1%	1.2%	0.2%	0.5%
Other income (expense), net	(3.3%)	(1.0%)	(2.6%)	0.4%

Income (loss) before income taxes	0.8%	(0.9%)	1.0%	3.4%

Federal and state income taxes, net	0.5%	0.2%	0.3%	0.4%

Net income (loss)	0.3%	(1.1%)	0.7%	3.0%

For the Nine Months Ended March 31, 2016 compared to the Nine Months Ended March 31, 2015

Sales, net. Sales, net, for the nine months ended March 31, 2016 and 2015 were $30.8 million and $28.5million, respectively, an increase of 8%, and are comprised of the following:

	Nine months ended		Dollar	Percentage
	March 31,		Change	Change
	2016	2015	2016 vs 2015	2016 vs 2015
	(amounts in thousands)
Contract Manufacturing:
US Customers	$23,986	$20,272	$3,714	18.3%
International Customers	5,105	5,876	(771)	(13.1%)
Net sales, Contract Manufacturing	29,091	26,148	2,943	11.3%

Branded Nutraceutical Products:
US Customers	259	280	(21)	(7.5%)
International Customers	230	586	(356)	(60.8%)
Net sales, Branded Nutraceutical Products	489	866	(377)	(43.5%)

Other Nutraceuticals:
US Customers	1,180	1,422	(242)	(17.0%)
International Customers	70	108	(38)	(35.2%)
Net sales, Other Nutraceuticals	1,250	1,530	(280)	(18.3%)

Total net sales	$30,830	$28,544	$2,286	8.0%

For the nine months ended March 31, 2016 and 2015, a significant portion of our consolidated net sales, approximately 90% and 83%, respectively, were concentrated among two customers, Herbalife and Life Extension, customers in our Contract Manufacturing Segment.  Herbalife and Life Extension represented approximately 36% and 48% and 59% and 68%, respectively, of our Contract Manufacturing Segment's net sales in the nine months ended March 31, 2016 and 2015, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Costco Wholesale Corporation ("Costco") (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales, represented approximately 42% and 79% of sales in the nine months ended March 31, 2016 and 2015, respectively of the Branded Nutraceutical Products Segment.

The increase in net sales of approximately $2.3 million was primarily the result of:

•
Net sales increase in our Contract Manufacturing Segment by $2.9 million primarily due to increased sales volumes to one of our major customers, Life Extension, in the nine months ended March 31, 2016, of approximately $6.1 million, offset in part by, a decrease in net sales volume to Herbalife of approximately $2.1 million (primarily in the international markets for Herbalife) and decreased sales to a former major customer, The Vitamin Shoppe of $1.2 million, compared to the comparable prior period.

•
Net sales in our Branded Nutraceutical Segment decreased by approximately $0.4 million in the nine months ended March 31, 2016, primarily as the result of the decreased sales volume of $0.4 million of net sales to Costco.  The decline in net sales to Costco is due to the timing of changing the labels on our Green Envy product sold in Costco Canada.  In the quarter ended March 31, 2016 we were in the process of selling our existing Green Envy product already in the Costco Canada club stores, which will continue into the first half of our quarter ending June 30, 2016, we also anticipate that we will be selling in our newly labeled Green Envy product in the later part of our quarter ending June 30, 2016.  This resulted in the lower sales to Costco in the nine months ended March 31, 2016 as we were depleting the existing inventory with the old label prior to shipping in product with the new label.

•	Net sales in our Other Nutraceutical segments decreased by $0.3 million primarily as a result of decreased sales volumes to customers of IHT Health Products.

Cost of sales.  Cost of sales increased by $2.1 million to $27.2 million for the nine months ended March 31, 2016, as compared to $25.1 million for the nine months ended March 31, 2015.  Cost of sales as a percentage of sales was approximately 88% for each of the nine months ended March 31, 2016 and 2015. The increase in the cost of sales amount, as well as the slight increase in the cost of sales as a percentage of net sales (0.4%), was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets.  There is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $2.8 million increase in the cost of sales with the Branded Nutraceutical Products Segment decreasing by approximately $0.5 million (primarily as the result of decreased sales volumes and decreased charge offs of approximately $0.1 million for obsolete inventory). Our Other Nutraceutical Businesses Segment decreased by approximately $0.2 million also as the result of decreased sales.

Selling and Administrative Expenses.  There was a slight decrease in selling and administrative expenses of $84,000 or approximately 3% in the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.  As a percentage of sales, net, selling and administrative expenses were approximately 8% and 9% for the nine months ended March 31, 2016 and 2015, respectively.  The only expenses within our selling and administrative expenses that changed by more than $27,000 were salaries and employee benefits, which increased by approximately $70,000 or approximately 5% and amortization and depreciation expenses which decreased by approximately $55,000 or approximately 33%.  The increase in salary and employee benefits was the result of implementing salary increases for the staff and certain employees earning an extra week of vacation in the fiscal year ending June 30, 2016.  The decrease in amortization and depreciation expenses was the result of two of our assets being fully amortized/depreciated in August 2015, two months into our fiscal year ending June 30, 2016.  These assets remain in service as our building continues to be used in our Contract Manufacturing Segment and our fully amortized intangible asset continues to provide for sales in our Other Nutraceutical Segment.

Other income (expense), net. Other expense, net was approximately $0.8 million for the nine months ended March 31, 2016 compared to other net income of $0.1 million for the nine months ended March 31, 2015, and is composed of:

	Nine months ended
	March 31,
	2016	2015
	(dollars in thousands)
Interest expense	$(728)	$(741)
Other income:
Change in fair value of derivative instruments	(127)	702
Other income	65	143
Other income (expense), net	$(790)	$104

The variance in the change in fair value of derivative liabilities from the nine months ended March 31, 2015 to the March 31, 2016 was mainly the result of the decreased closing trading price of our common stock from $0.25 as of June 30, 2015 to $0.11 as of March 31, 2016.  The volatility of the closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments.  A secondary variable, an increase in the term on the refinanced subordinated debt in which the derivative instrument is embedded also was a factor in the change in the fair value from June 30, 2015 to March 31, 2016.  The remaining term was increased from 2 years as of June 30, 2015 to 3 years and 11 months as of March 31, 2016.  The other components of other income (expense) were not significant.  Our interest expense for each of the nine months ended March 31, 2016 and 2015 was substantially the same and other income decreased by approximately $80,000 primarily as the result of us recovering $0.1 million from a legal settlement involving certain vendors in our supply chain for the Branded Nutraceutical Segment in the nine months ended March 31, 2015.

Federal and state income tax, net. For each of the nine months ended March 31, 2016 and 2015, we had state tax expenses of approximately $0.1 million.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company's past liquidity concerns and the current economic environment, that it is "more likely than not" the Company's deferred tax assets may not be realized.   The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income.  Our net income for the nine months ended March 31, 2016 and 2015 was approximately $0.2 million and $0.8 million, respectively.  The decrease of approximately $0.6 million was primarily the result of the change in fair value of derivative instruments of approximately $0.8 million offset by an increase in income from operations of $0.2 million.

For the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Sales, net. Sales, net, for the three months ended March 31, 2016 and 2015 were approximately $11.0 million and $9.7 million, respectively, an increase of 13%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2016	2015	2016 vs 2015	2016 vs 2015
	(amounts in thousands)
Contract Manufacturing:
US Customers	$8,979	$6,893	$2,086	30.3%
International Customers	1,476	1,805	(329)	(18.2%)
Net sales, Contract Manufacturing	10,455	8,698	1,757	20.2%

Branded Nutraceutical Products:
US Customers	42	82	(40)	(48.8%)
International Customers	41	300	(259)	(86.3%)
Net sales, Branded Nutraceutical Products	83	382	(299)	(78.3%)

Other Nutraceuticals:
US Customers	393	522	(129)	(24.7%)
International Customers	40	69	(29)	(42.0%)
Net sales, Other Nutraceuticals	433	591	(158)	(26.7%)

Total net sales	$10,971	$9,671	$1,300	13.4%

For the three months ended March 31, 2016 and 2015 a significant portion of our consolidated net sales, approximately 91% and 83%, respectively, were concentrated among two customers, Herbalife and Life Extension, customers in our Contract Manufacturing Segment.  Herbalife and Life Extension represented approximately 32% and 37% and 64% and 58%, respectively of our Contract Manufacturing Segment's net sales in the three months ended March 31, 2016 and 2015, respectively.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Costco Wholesale Corporation ("Costco") (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales, represented approximately 23% and 82% of net sales in the three months ended March 31, 2016 and 2015, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $1.3 million was primarily the result of:

•
Net sales increased in our Contract Manufacturing Segment by approximately $1.8 million primarily due to increased sales volumes to one of our major customers, Life Extension, of approximately $1.8 million in the three months ended March 31, 2016, compared to the comparable prior period.

•
Net sales in our Branded Nutraceutical Segment decreased by approximately $0.3 million in the three months ended March 31, 2016, primarily as the result of the decreased sales volume of $0.3 million of net sales to Costco.  The decline in net sales to Costco is due to the timing of changing the labels on our Green Envy product sold in Costco Canada.  In the quarter ended March 31, 2016 we were in the process of selling our existing Green Envy product already in the Costco Canada club stores, which will continue into the first half of our quarter ending June 30, 2016, we also anticipate that we will be selling in our newly labeled Green Envy product in the later part of our quarter ending June 30, 2016.   This resulted in the lower sales to Costco in the three months ended March 31, 2016 as we were depleting the existing inventory with the old label prior to shipping in product with the new label.

•	Net sales in our Other Nutraceutical segments decreased by $0.2 million primarily as a result of decreased sales volumes to customers of IHT Health Products.

Cost of sales.  Cost of sales increased by approximately $0.9 million to approximately $9.6 million for the three months ended March 31, 2016, from approximately $8.7 million for the three months ended March 31, 2015.  Cost of sales decreased as a percentage of sales to 87.9% for the three months ended March 31, 2016 as compared to 90.7% for the three months ended March 31, 2015.  This increase in the cost of goods sold amount was primarily the result of the increased sales to Life Extension.  The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  A secondary cause is the production of more capsules than tablets.  There is a higher loss factor in the production of capsules than in tablets.  Our Contract Manufacturing Segment had a $1.3 million increase in the cost of sales with the Branded Nutraceutical Segment decreasing by $0.3 million (primarily as the result of decreased sales and secondarily as the result of decreased markdowns relating to expiring inventory and the disposal of packaging material that was deemed no longer usable).

Selling and Administrative Expenses.  There was a slight decrease in selling and administrative expenses of approximately $13,000 or 2% in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  As a percentage of sales, net, selling and administrative expenses were approximately 8% and 9% in the three months ended March 31, 2016 and 2015, respectively.  The only expenses within our selling and administrative expenses that changed by more than $20,000 were salaries and employee benefits, which increased by approximately $43,000 or approximately 8.5%, marketing and advertising expenses which decreased by approximately $38,000 or approximately 69% and amortization and depreciation expenses which decreased by $22,000 or 40%.  The increase in salary and employee benefits was the result of implementing salary increases for the staff and certain employees earning an extra week of vacation in the fiscal year ending June 30, 2016.  The decrease in marketing and advertising expenses was the direct result of decreases in sales to Costco as most of our marketing and advertising activities are targeted to our significant customer in the Branded Nutraceutical Segment.  The decrease in amortization and depreciation expenses was the result of two of our assets being fully amortized/depreciated in August 2015, two months into our fiscal year ending June 30, 2016.  These assets remain in service as our building continues to be used in our Contract Manufacturing Segment and our fully amortized intangible asset continues to provide for sales in our Other Nutraceutical Segment.

Other expense, net. Other expense, net was approximately $0.4 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, and is composed of:

	Three months ended
	March 31,
	2016	2015
	(dollars in thousands)
Interest expense	$(248)	$(251)
Other income:
Change in fair value of
derivative instruments	(130)	41
Other income	15	116
Other expense, net	$(363)	$(94)

The variance in the change in fair value of derivative liabilities from the three months ended March 31, 2015 to the March 31, 2016 was mainly the result of the increased term on the refinanced subordinated debt in which the derivative instrument is embedded.  The remaining term was increased from 1.5 years as of December 31, 2015 to 3 years and 11 months as of March 31, 2016.   Our interest expense for each of the three months ended March 31, 2016 and 2015 was substantially the same and other income decreased by approximately $0.1 million primarily as the result of us recovering $0.1 million from a legal settlement involving certain vendors in our supply chain for the Branded Nutraceutical Segment in the three months ended March 31, 2015.

Federal and state income tax, net. For the three months ended March 31, 2016 and 2015, we had a minimal amount of federal and state income tax expenses, $54,000 and $24,000, respectively.  We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company's past liquidity concerns and the current economic environment, that it is "more likely than not" the Company's deferred tax assets may not be realized.

Net income (loss). Our net income for the three months ended March 31, 2016 was approximately $33,000 compared to a net loss of approximately $0.1 million for the three months ended March 31, 2015.  The improvement from net loss to net income of $0.1 million was primarily the result of an increase in operating income of $0.4 million offset by the increase in other expense, net of $ 0.3 million.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company's net cash flows used in operating, investing and financing activities, its period end cash:

	For the nine months ended
	March 31,
	2016	2015
	(dollars in thousands)
Net cash (used in) provided by operating acitivites	$(817)	$44
Net cash used in investing acitivites	$(38)	$(227)
Net cash provided by financing acitivites	$1,234	$86

Cash at end of period	$450	$354

At March 31, 2016, our working capital deficit was approximately $0.6 million, a decrease of approximately $1.9 million in our working capital deficit of approximately $2.5 million at June 30, 2015. Our current assets increased by approximately $2.4 million and our current liabilities increased by approximately $0.5 million.  The significant improvement in the working capital deficit was the result of the refinancing of the Term Note with PNC Bank on February 19, 2016.  The refinancing provided approximately $2.0 million of cash, increasing our long term debt; such proceeds were used to pay down the revolving credit facility, decreasing our current liabilities at the time of the repayment.

Net cash used in operating activities of $0.8 million in the nine months ended March 31, 2016, includes net income of approximately $0.2 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.8 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $1.6 million and was primarily the result of increases in accounts receivable and inventories of $1.0 million each, prepaid expenses and other assets of $0.2 million offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.6 million.

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

Cash used in investing activities of $38,000 and $0.2 million in the nine months ended March 31, 2016 and 2015, respectively, was for the purchase of property and equipment primarily in our contract manufacturing segment.

Net cash provided by financing activities was approximately $1.2 million for the nine months ended March 31, 2016, $29.6 million from advances under our revolving credit facility and $2.0 million from proceeds under our refinanced Term Note with PNC Bank, offset by repayments of advances under our revolving credit facility of $29.9 million, principal under our term notes in the amount of $0.4 million and payments under our capitalized lease obligations of $0.1 million.

Net cash provided by financing activities was approximately $0.1 million for the nine months ended March 31, 2015, $27.6 million from advances under our revolving credit facility and $0.3 million from proceeds under our convertible line of credit for equipment financing offset by repayments of advances under our revolving credit facility of $27.3 million, principal under our term notes in the amount of $0.4 million and payments under our capitalized lease obligations of $0.1 million.

As of March 31, 2016, we had cash of $0.5 million, funds available under our revolving credit facility of approximately $1.5 million and a working capital deficit of $0.6 million. Our working capital deficit includes $4.2 million outstanding under our revolving line of credit which is not due until February 2020 but is classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).  Furthermore, we had income from operations of approximately $1.1 million in the nine months ended March 31, 2016.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility, will support our working capital requirements through the period ending March 31, 2017.

Our total annual commitments at March 31, 2016 for long term non-cancelable leases of approximately $0.6 million consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded.  On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded.  On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of May 13, 2016, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter.  We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2016 and 2015 were approximately $293,000 ($40,000 funded with proceeds under our convertible line of credit for equipment financing and $252,000 funded with capitalized lease financing) and $413,000 ($169,000 funded with proceeds under our convertible line of credit for equipment financing and $185,000 funded with capitalized lease financing), respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2016.  The total amount is expected to be funded from lease financing and cash provided from the Company's operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the nine months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Integrated BioPharma, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 13, 2016	By: /s/ E Gerald Kay
E. Gerald Kay, President and Chief Executive Officer

Date: May 13, 2016	By: /s/ Dina L. Masi
Dina L. Masi, Chief Financial Officer & Senior Vice President