Form 10-K
period 2016-06-30
INTEGRATED BIOPHARMA INC
filed 2016-09-02
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-K

Annual Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016	Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes | |	No | X |

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2015 was $918,407.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

                                      Class                                                                                                                                                                                                        Outstanding at September 2, 2016

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

Significant Revenues from Major Customers

For the fiscal years ended June 30, 2016 and 2015 a significant portion of our consolidated net sales, approximately 90% and 84%, respectively, were concentrated among two customers, Herbalife International of America, Inc. (“Herbalife”) and Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”), both customers in our Contract Manufacturing Segment. Herbalife and Life Extension represented approximately 39% and 56% and 49% and 43%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2016 and 2015, respectively. Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 51% and 77% of net sales in the fiscal years ended June 30, 2016 and 2015, respectively, of the Branded Propriety Products Segment. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Variability of Quarterly Results and Impact of Advertising

Advertising and promotional spending for our branded nutraceutical business in the fiscal year ended June 30, 2016 and 2015 was approximately $0.1 million and $0.4 million, respectively. Advertising and promotional spending was substantially curtailed beginning in the fiscal year ended June 30, 2013 as a result of the lack of sales to customers in the domestic club store chains where we supported the sales of our branded propriety nutraceutical products with in store demos as well as promotional discounts. As we continue to support our branded nutraceutical business and pursue regaining distribution in the club stores, we may incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before increases, if any, in revenues occur as a result of the advertising and promotion, the program may increase variability of our quarterly results. Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

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

We believe we may become subject to additional laws or regulations administered by the FDA or other federal, state, or foreign regulatory authorities. We also believe the laws or regulations which are considered favorable may be repealed, or more stringent interpretations of current laws or regulations may be implemented. Any or all of such requirements could be a burden to us. Future regulations could require us to:

●     change the way we conduct business;

●     use expanded or different labeling;

●     recall, reformulate or discontinue certain products;

●     keep additional records;

●     increase the available documentation of the properties of its products; and/or

●     increase the scientific proof of product ingredients, safety, and/or usefulness.

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

Many of our competitors in the retailing segment have the financial resources to advertise freely, to promote sales and to produce sophisticated catalogs and websites. In many cases, such competitors are able to offer price incentives for retail purchasers and to offer participation in frequent buyers programs. Some retail competitors also manufacture their own products whereby they have the ability and financial incentive to sell their own product.

We intend to compete by stressing the quality of our manufactured product, providing prompt service, competitive pricing of products in our marketing segment and by focusing on niche products in international retail markets.

Research and Development Activities

We do not conduct any significant research and development activities.

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2016 and 2015.

Employees

As of September 2, 2016, we had approximately 120 full time employees of whom 75 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expired on August 30, 2015 and was renewed on September 1, 2015 for an additional 3 year term ending on August 31, 2018. The 45 employees not covered by a collective bargaining agreement consisted of approximately 18 administrative and professional personnel, 14 laboratory personnel, 5 sales and marketing personnel and 8 production and shipping personnel. We consider our relations with our employees to be good.

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

225 Long Avenue, Bldg 15

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

We currently have (i) $11.4 million in senior secured financing under the Loan Agreement, dated as of June 27, 2012 and as amended on February 19, 2016 (the "Amended Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp., Vitamin Factory and PNC Bank, National Association ("PNC"), (ii) a $5.4 million Amended and Restated Convertible Promissory Note issued by the Company to CD Financial on June 27, 2012 pursuant to the Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012 and as amended on February 19, 2016, between the Company and CD Financial (the "CD SPA"), and (iii) a $1.7 million Promissory Note issued by the Company to CD Financial on June 27, 2012 and as amended on February 19, 2016, pursuant to the CD SPA (the documents referred to in clauses (i), (ii) and (iii) immediately above are referred to herein as the "Financing Agreements").

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

There are various financial covenants and other restrictions in the Financing Agreements. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under any Financing Agreement may also significantly affect our ability to obtain additional or alternative financing. For example, PNC's ongoing obligation to extend credit under the Amended Loan Agreement is dependent upon our compliance with these covenants and restrictions.

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

A significant portion of our revenues are concentrated among three customers, Herbalife, Life Extensions (customers in our Contract Manufacturing Segment) and Costco (a customer of our Branded Proprietary Products Segment). For the fiscal years ended June 30, 2016 and 2015, approximately 90% and 84%, respectively, of our consolidated net sales were derived from the two customers in our Contract Manufacturing Segment. The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

We have incurred losses and negative cash flow and could incur losses and negative cash flow in the near term.

Although we have achieved operating income for the past four fiscal years ended June 30, 2016, we have had negative operating cash flows for eight out of the past ten years and could incur net losses in the near term as well as generate negative cash flow until we can produce consistent sufficient revenues to cover our costs through the sale of our products.

In the current fiscal year ended June 30, 2016, we had net income of approximately $1.0 million and negative cash flows from our operating activities of approximately $0.6 million. At June 30, 2016, we had cash of approximately $0.4 million and working capital of approximately $0.2 million. Our working capital is lowered by the $4.2 million outstanding under our revolving line of credit with PNC Bank, National Association which is not due until February 2020, but is classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 6 to the financial statements included in this Annual Report on Form 10-K). Although we have been able to achieve profitability for the past four fiscal years, we did not do so until the fourth quarter of our fiscal year ended June 30, 2013 and we continue to have negative cash flows from our operating activities (four out of the past five fiscal years ended June 30, 2016). We cannot assure that we will remain profitable, although we have taken several actions to correct the past losses, including reducing our selling and administrative expenses by approximately $0.2 million (excluding stock-based compensation expense of $0.1 million) in the fiscal year ended June 30, 2015 and another $0.1 million or 2% in the fiscal year ended June 30, 2016 and refinancing our debt to, among other things, provide for a maturity of 4 years, with approximately 3.5 years remaining as of June 30, 2016.

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

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2016 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

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

Other issues and uncertainties may include:

●     New accounting pronouncements or changes in accounting policies; and

●     Legislation or other governmental action that detrimentally impacts our expenses or reduces sales by adversely affecting our customers.

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

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida. On June 2, 2015, AgroLabs renewed this lease with minimum annual payments of approximately $15,000. This renewed lease will expire in February 2017.

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

Set forth below are the high and low closing prices of the Common Stock as listed on the NASDAQ Global Market, and as quoted in the Pink Sheets and the OTC Bulletin Board, as applicable:

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED JUNE 30, 2015
First Quarter	$ 0.320	$ 0.200
Second Quarter	$ 0.330	$ 0.080
Third Quarter	$ 0.120	$ 0.080
Fourth Quarter	$ 0.120	$ 0.080

FISCAL YEAR ENDED JUNE 30, 2016
First Quarter	$ 0.110	$ 0.080
Second Quarter	$ 0.120	$ 0.085
Third Quarter	$ 0.135	$ 0.085
Fourth Quarter	$ 0.130	$ 0.095

Holders

As of June 30, 2016, there were approximately 116 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2016 and 2015, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2016, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))
Equity compensation plans approved by security holders	2,870,950	$ 0.40	4,193,719
Equity compensation plans not approved by security holders	-	-	-
Totals	2,870,950	$ 0.40	4,193,719

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

The Company is engaged primarily in the manufacturing, distributing, marketing and sale of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily throughout the United States, Luxembourg and Canada.

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

For the fiscal year ended June 30, 2016, our net sales from operations increased by $4.7 million to approximately $42.2 million from approximately $37.5 million in our fiscal year ended June 30, 2015. In the fiscal year ended June 30, 2016, our gross profit of $5.5 million was approximately $1.1 million more than it was for the fiscal year ended June 30, 2015 of approximately $4.4 million, as a result of our cost of goods sold increasing by approximately $3.6 million. Our profit margins increased by 1% in the fiscal year ended June 30, 2016, as a result of improved margins in our Contract Manufacturing Segment by the same 1% primarily from increased net sales of $5.7 million, which sales did not require additional fixed manufacturing overhead costs. We had consolidated selling and administrative expenses of approximately $3.4 million and $3.5 million in the fiscal year ended June 30, 2016 and 2015, respectively. For the fiscal year ended June 30, 2016 and 2015 we had operating income of approximately $2.1 million and $1.0 million, respectively. We expect our operating income to continue to improve as sales with Herbalife and Costco increase from the current levels in the near term as well as adding additional customers and product mix.

We continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales. In our branded product segment, we are developing new customer relationships focused on the international markets in Canada, Mexico and Asia. We have found that these relationships have taken longer than anticipated to result in product sales as the international regulatory requirements are unique to each market and can change before we are able to close on any sales transactions and such regulatory requirements also result in additional time to clear customs. We are also developing new products to include branded products for solid dosage which will be manufactured by MDC and sold using our AgroLabs brand or to our customer contacts developed through selling our branded product under the customer’s labels. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and developing customers. While this sale cycle continues to take longer than management had anticipated, we expect these relationships to contribute to our sales in the fiscal year ending June 30, 2017.

On February 19, 2016, we amended the maturity date of our Senior Credit Facility, the CD Notes and certain other Long Term Debt, from June 27, 2017 and July 7, 2017 to February 19, 2020 and February 29, 2020, respectively. Certain other terms were amended under our Senior Credit Facility, see Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. The Senior Credit Facility, CD Notes and such other Long Term Debt, will continue to provide the working capital and liquidity required to support our business growth in the Contract Manufacturing and Branded Nutraceutical Segments.

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

●     sales returns and allowances;

●     trade marketing and merchandising;

●     allowance for doubtful accounts;

●     inventory valuation;

●     valuation and recoverability of long-lived and intangible assets;

●     income taxes and valuation allowances on deferred income taxes; and

●     accruals for, and the probability of, the outcome of current litigation.

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

Trade Marketing and Merchandising

In order to support the Company’s proprietary nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent approximately 1% of consolidated net sales in the financial statements contained in this Annual Report on Form 10-K, for each of the fiscal years ended June 30, 2016 and 2015.

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

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. An impairment loss of $0.4 million was identified and recorded in the fiscal years ended June 30, 2016 on the Company’s other intangible assets, while there was no such impairment identified or recorded in the fiscal year ended June 30, 2015.

Deferred Taxes

The Company accounts for income taxes with an asset-and-liability approach that requires the recognition of deferred tax assets for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns.

In each of the fiscal years ended June 30, 2016 and 2015, we recorded a valuation reserve in the amount equal to 100% of our deferred tax assets and liabilities generated in each of the taxable periods ended June 30, 2016 and 2015.  Our management, based on current factors relating to our past results of operations, determined that it is more likely than not that we will not have future federal taxable income which would allow us to realize our net deferred tax assets in the near future.

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

Results of Operations (in thousands, except share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2016	2015

Sales, net	100.0%	100.0%
Costs and expenses:
Cost of sales	87.0%	88.3%
Selling and administrative	8.0%	9.2%
Total costs and expenses	95.0%	97.5%
Income from operations	5.0%	2.5%

Other expense, net:
Interest expense	(2.2%)	(2.6%)
Other income (expense):
Change in fair value of derivative instruments	(0.2%)	1.9%
Other income, net	0.2%	0.5%
Total other income (expense)	0.0%	2.4%
Total other expense, net	(2.2%)	(0.2%)
Income before income taxes	2.8%	2.3%

Federal and state income tax expense, net	0.5%	0.3%

Net income	2.3%	2.0%

Year ended June 30, 2016 Compared to the Year ended June 30, 2015

Sales, net. Net sales for the fiscal year ended June 30, 2016 and 2015 were $42,214 and $37,488, respectively, an increase of $4,726 or 12.6%. The increase is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2016	2015	2016 vs 2015	2016 vs 2015
	(dollars in thousands)
Contract Manufacturing:
US Customers	$ 32,480	$ 26,779	$ 5,701	21.3%
International Customers	7,457	7,478	(21)	(0.3%)
Net sales, Contract Manufacturing	39,937	34,257	5,680	16.6%

Branded Nutraceutical Products:
US Customers	330	299	31	10.4%
International Customers	339	859	(520)	(60.5%)
Net sales, Branded Nutraceutical Products	669	1,158	(489)	(42.2%)

Other Nutraceuticals:
US Customers	1,502	1,913	(411)	(21.5%)
International Customers	106	160	(54)	(33.8%)
Net sales, Other Nutraceuticals	1,608	2,073	(465)	(22.4%)

Total net sales	$ 42,214	$ 37,488	$ 4,726	12.6%

For the fiscal years ended June 30, 2016 and 2015 a significant portion of our consolidated net sales, approximately 90% and 84%, respectively, were concentrated among two customers, Herbalife and Life Extension, customers in our Contract Manufacturing Segment. Herbalife and Life Extension represented approximately 39% and 56% and 49% and 43%, respectively of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2016 and 2015, respectively. Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 51% and 77% of net sales in the fiscal years ended June 30, 2016 and 2015, respectively of the Branded Propriety Products Segment. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $4,726 was primarily the result of:

●

Net sales increased in our Contract Manufacturing Segment by $5.7 million primarily due to increased sales volumes to one of our major customers in the fiscal year ended June 30, 2016, Life Extension, of approximately $7.9 million compared to the prior period, offset in part by a decrease in net sales volume to Herbalife of approximately $1.2 million.

●

Net sales in our Branded Nutraceutical Segment decreased by approximately $0.5 million in the fiscal year ended June 30, 2016, primarily as the result of the decreased sales volume of approximately $0.5 million to Costco. The decline in net sales to Costco is due to the timing of changing the labels on our Green Envy product sold in Costco Canada. In the quarter ended March 31, 2016 we began the process of selling our existing Green Envy product already in the Costco Canada club stores, which continued into our quarter ended June 30, 2016. While we were expecting that our new label for our Green Envy would have been approved by Costco Canada (a new procedure implemented by Costco) in the later part of our quarter ended June 30, 2016, it was not. This resulted in the lower sales to Costco in the fiscal year ended June 30, 2016 as we depleted our existing inventory with the old label. While we continue to wait for the approval on the new label for Green Envy, we have been producing and delivering product with our existing Green Envy label. This delay has resulted in lower sales while we manage our inventory at the store level.

●

Net sales in our Other Nutraceutical segments decreased by approximately $0.5 million primarily as a result of decreased sales prices to customers of Chem International, Inc., of approximately $0.3 million. We are able to lower prices to our customers as a result of receiving reduced pricing from our supplier, DSM Nutritional Products, LLC (“DSM”). We also experienced a decline in the sales of multimins in our IHT subsidiary of approximately $0.2 million.

Cost of sales. Cost of sales increased by $3.6 million to $36.7 million for the fiscal year ended June 30, 2016, as compared to $33.1 million for the fiscal year ended June 30, 2015. Cost of sales as a percentage of sales was approximately 87% and 88% for the fiscal years ended June 30, 2016 and 2015, respectively. The increase in the cost of sales amount, was primarily the result of the increased sales to Life Extension. The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing. A secondary cause is the production of more capsules than tablets. There is a higher loss factor in the production of capsules than in tablets. The decrease of 1% in the cost of sales as a percentage of net sales is primarily the result of the increased sales of approximately 17% in our Contract Manufacturing Segment enabling the company to leverage its fixed manufacturing costs. Our Contract Manufacturing Segment had a $4.5 million increase in the cost of sales with the Branded Nutraceutical Products Segment decreasing by approximately $0.6 million (primarily as the result of decreased sales volumes. Our Other Nutraceutical Businesses Segment decreased by approximately $0.3 million also as the result of decreased sales.

Selling and Administrative Expenses. There was a slight decrease in selling and administrative expenses of approximately $0.1 millin or approximately 2% for the fiscal year ended June 30, 2016 to $3.4 million from $3.5 million for the fiscal year ended June 30, 2015. As a percentage of sales, net, selling and administrative expenses were 8.0% and 9.2% for the fiscal year ended June 30, 2016 and 2015, respectively. Our professional fees decreased in the fiscal year ended June 30, 2016 by approximately $0.4 million. Our professional fees decreased as a result of reversing legal fees expensed in prior fiscal years and no longer owed in the amount of $0.4 million. Additionally, we incurred an impairment charge of $0.4 million on the AgroLabs intangible asset, primarily as a result of the continued decline in sales of the original tradenames of Naturally Noni, among other superfruit beverages in the Branded Nutraceutical Segment product line and the strategic shift in offering more functional nutraceutical products such as FiberCal (a fiber and calcium supplement), a joint supplement and other supplements in the form of tablets, such as Biotin, Garcina and Co-Q10.  The remaining decrease of approximately $0.1 million resulted primarily from the decrease in non-cash stock compensation expense of approximately 0.1 million for employee stock options issued in June 2015.  There were no additional stock options granted in the fiscal year ended June 30, 2016 and the vesting schedules on the stock options granted in the fiscal year ended June 30, 2015 had a high percentage of immediate vesting (up to 50% of the total grant) with the remaining grant vesting over three years.

Other expense, net. Other expense, net was approximately $925 for the fiscal year ended June 30, 2016 compared to $64 for the fiscal year ended June 30, 2015, and is composed of:

	Fiscal Year Ended
	June 30,
	2016	2015
	(dollars in thousands)
Interest expense	$ (953)	$ (979)
Other income (expense):
Change in fair value of
derivative instruments	(64)	705
Other income, net	92	210
Total other income (expense), net	28	915
Other expense, net	$ (925)	$ (64)

The change in fair value of derivative liabilities was mainly the result of the decrease in the trading price of our common stock from $0.25 as of June 30, 2014 to $0.09 as of June 30, 2015, resulting in a gain for the fiscal year ended June 30, 2015. The closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments. The loss on the change in fair value in the fiscal year ended June 30, 2016 was primarily the result of the extended maturity date of the CD Convertible Note, increasing the remaining time outstanding by nearly two years. The term of the CD Convertible Note is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instruments. (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K).

Other income, net, includes the following:

	Fiscal Year Ended
	June 30,
	2016	2015
	(dollars in thousands)
Consulting income	$ 76	$ 58
Realized gains on sale of iBio Stock	-	48
Litigation settlement	-	98
Other income, net	16	6
Total other income, net	$ 92	$ 210

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

Federal and state income tax, net. For the fiscal years ended June 30, 2016 and 2015, we had a state tax expense of approximately $211 and $134, respectively. Additionally, in the fiscal year ended June 30, 2016, we had federal alternative minimum taxes of approximately $20. We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized. The increase in the state tax expense from 2015 to 2016 was the result of increased taxable income for MDC, all of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the fiscal year ended June 30, 2016 and 2015 was approximately $1.0 million and $0.7 million, respectively. The increase of approximately $0.3 million was primarily the result of increased operating income of $1.2 million offset in part, by the change in fair value of derivative instruments of approximately $0.8 million.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

For the fiscal year ended June 30,
	2016	2015
(dollars in thousands)
Net cash used in operating activities	$ (594)	$ (113)
Net cash used in investing activities	$ (107)	$ (156)
Net cash provided by (used in) financing activities	$ 1,025	$ (111)
Cash at end of year	$ 395	$ 71

At June 30, 2016, the Company had working capital of approximately $0.2 million and at June 30, 2015, the Company’s had a working capital deficit of approximately $2.5 million. Our current assets increased by $2.7 million and current liabilities remained substantially the same from June 30, 2015 to June 30, 2016.

Net cash used in operating activities of $0.6 million in the fiscal year ended June 30, 2016 includes net income of approximately $1.0 million.  After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, release of accounts payable no longer owed and changes in the fair value of derivative liabilities and the impairment charge on our intangible assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $1.6 million. Cash in the amount of approximately $2.2 million from our working capital assets and liabilities was used in our operating activities and was primarily the result of increases in inventory of $2.0 million, accounts receivable of approximately $0.5 million and other assets of $0.1 million and a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.4 million.

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

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $0.1 million and $0.2 million in the fiscal years ended June 30, 2016 and 2015, respectively, offset in the fiscal year ended June 30, 2015 by proceeds received from the sale of iBio Stock of $79, a net use of cash approximately $0.2 million.

Cash provided by financing activities was approximately $1.0 million for the fiscal year ended June 30, 2016 and consists of; (i) repayments under our revolving credit facility of $41.4 million (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $0.6 million (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $0.1 million under our capitalized lease obligations, offset in part by $41.2 million received from advances under our revolving credit facility and $2.0 million received from the refinancing of the term note with PNC (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K).

Cash used in financing activities was approximately $0.1 million for the fiscal year ended June 30, 2015 and consists of; (i) repayments under our revolving credit facility of $37.0 million (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term note in the amount of $0.6 million (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $0.1 million under our capitalized lease obligations, offset in part by $36.7 million received from advances under our revolving credit facility and $0.3 million received from advances under the equipment financing line.

As of June 30, 2016, we had cash of approximately $0.4 million, funds available under our revolving credit facility of approximately $1.4 million and working capital of $0.2 million. Our working capital includes approximately $4.2 million outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K). Furthermore, we had income from operations of approximately $2.1 million in the fiscal year ended June 30, 2016 and net income of approximately $1.0 million. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements through the fiscal year ending June 30, 2017.

Our total annual commitments at June 30, 2016 for long term non-cancelable leases of approximately $0.6 million consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of September 2, 2016, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the fiscal years ended June 30, 2016 and 2015 were approximately $0.4 million ($317 funded with capitalized lease financing) and $0.4 million ($185 funded with capitalized lease financing), respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2017. The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2016 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission from 1992. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2016                    .

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2016                    .

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2016                    .

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2016                    .

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2016                    .

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
10.7

Stock Purchase Agreement, dated as of March 17, 2009, by and among Cedarburg Pharmaceuticals, Inc., Purchaser, INB: Hauser Pharmaceutical Services, Inc., Company, INB:Paxis Pharmaceuticals, Inc., and Integrated BioPharma, Inc., Seller. (10)

10.8

Revolving Credit, Term Loan and Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (11)

10.8.1

First Amendment to Revolving Credit, Tem Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association. (14)

10.9

Term Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $3,727,000. (11)

10.9.1

Amended and Restated Term Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $3,422,160.00. (14)

10.10

Revolving Credit Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $8,000,000. (11)

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

10.20	Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $1,714,000. (11)
10.20.1

First Amendment to Notes dated as of February 19, 2016 by and Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and CD Financial, LLC in the original principal amounts of $1,714,000.00 and $5,350,000.00. (14)

10.21

Promissory Note, dated as of June 27, 2012, by InB:Manhattan Drug Company and Integrated BioPharma, Inc., and payable to the order of Vitamin Realty Associates, LLC, in the original principal amount of $685,985.61. (11)

10.21.1

First Amendment to Amended Restated Promissory Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc. and InB: Manhattan Drug Company, Inc. and Vitamin Realty Associates, LLC in the original principal amount of $685,985.61. (14)

10.22	Convertible Line of Credit Note, dated September 22, 2014, by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC in the original principal amount of $350,000 (13)
10.22.1	Convertible Line of Credit Note, dated September 22, 2015, by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC in the original principal amount of $350,000 (15)
10.23	Cross Collateralization Agreement, dated September 22, 2014, by and among INB: Manhattan Drug Company, PNC Bank National Association and PNC Equipment Finance LLC (13)
10.23.1	Cross Collateralization Agreement, dated September 22, 2015, by and among INB: Manhattan Drug Company, PNC Bank National Association and PNC Equipment Finance LLC (15)
10.24	Security Agreement, dated September 22, 2014 by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC (13)
10.24.1	Security Agreement, dated September 22, 2015 by and among INB: Manhattan Drug Company and PNC Equipment Finance LLC (15)
10.25	Guaranty and Suretyship Agreement, dated September 30, 2014, by and among Integrated BioPharma, Inc. and PNC Equipment Finance LLC (13)
10.25.1	Guaranty and Suretyship Agreement, dated September 30, 2015, by and among Integrated BioPharma, Inc. and PNC Equipment Finance LLC (15)

14	Code of Ethics (4)
21	Subsidiaries of the Registrant (16)
23.1	Consent of Independent Registered Public Accounting Firm (16)
31.1

Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

31.2

Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)
101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2016 and 2015, (ii) Consolidated Balance Sheets as of June 30, 2016 and 2015, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency for the fiscal years ended June 30, 2016 and 2015 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2016 and 2015, and (v) the Notes to Consolidated Statements. (16)

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

(9)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(11)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on September 8, 2014.
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 7, 2014.
(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 19, 2016.
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 5, 2015.
(16)	Filed herewith.

Item 8: Financial Statements

. . . . . . . .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Integrated BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”), as of June 30, 2016 and June 30, 2015 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2016 and June 30, 2015, and the results of their operations and their cash flows for each of the two fiscal years in the periods ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey

September 2, 2016

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2016	2015

Sales, net	$ 42,214	$ 37,488

Cost of sales	36,710	33,095

Gross profit	5,504	4,393

Selling and administrative expenses	3,390	3,460

Operating income	2,114	933

Other income (expense), net:
Interest expense	(953)	(979)
Change in fair value of derivative instruments	(64)	705
Other income, net	92	210
Total other expense, net	(925)	(64)

Income before income taxes	1,189	869

Income tax expense, net	231	134

Net income	958	735
Change in fair value of derivative instruments	-	(705)
Interest expense on Convertible debt - CD Financial, LLC	-	326
Accretion of Convertible debt - CD Financial, LLC	-	110
Diluted net income	$ 958	$ 466

Basic net income per common share	$ 0.05	$ 0.03

Diluted net income per common share	$ 0.05	$ 0.02

Weighted average common shares outstanding - basic	21,105,174	21,105,174
Add: Equivalent shares outstanding	85,892	49,944
Shares issuable upon conversion of
Convertible Debt - CD Financial, LLC	-	8,230,769
Weighted average common shares outstanding - diluted	21,191,066	29,385,887

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2016	2015
Assets
Current assets:
Cash	$ 395	$ 71
Accounts receivable, net	3,135	2,638
Inventories	7,756	5,778
Investment in iBio, Inc.	501	501
Other current assets	283	334
Total current assets	12,070	9,322

Intangible assets, net	235	743
Property and equipment, net	1,567	1,373
Security deposits and other assets	213	185
Total assets	$ 14,085	$ 11,623

Liabilities and stockholders' deficiency:
Current liabilities:
Advances under revolving credit facility	$ 4,210	$ 4,462
Accounts payable (includes $331 and $290 due to a related
party for 2016 and 2015)	5,469	5,148
Accrued expenses and other current liabilities	1,211	1,536
Current portion of long term debt	934	719
Total current liabilities	11,824	11,865

Long term debt	5,306	3,942
Subordinated convertible note, net - CD Financial, LLC	5,206	5,120
Derivative liabilities	76	12
Total liabilities	22,412	20,939

Commitments and contingencies

Stockholders' deficiency:
Common Stock, par value $0.002 per share; shares authorized 50,000,000;
shares issued and outstanding were 21,140,074 and 21,105,174, respectively	42	42
Additional paid-in-capital	44,707	44,676
Accumulated deficit	(52,977)	(53,935)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total stockholders' deficiency	(8,327)	(9,316)
Total liabilities and stockholders' deficiency	$ 14,085	$ 11,623

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	(Deficiency)

Balance, July 1, 2014	21,140,074	$ 42	$ 44,572	$ (54,670)	34,900	$ (99)	$ (10,155)
Compensation expense for employee
stock options	-	-	104	-	-	-	104
Net income	-	-	-	735	-	-	735
Balance, June 30, 2015	21,140,074	42	44,676	(53,935)	34,900	(99)	(9,316)
Compensation expense for employee
stock options	-	-	31	-	-	-	31
Net income	-	-	-	958	-	-	958
Balance, June 30, 2016	21,140,074	$ 42	$ 44,707	$ (52,977)	34,900	$ (99)	$ (8,327)

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)
	2016	2015
Cash flows from operating activities:
Net income	$ 958	$ 735
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	351	405
Impairment of intangible assets	404	-
Release of accounts payable no longer owed	(406)	-
Accretion of financing instruments and amortization
of prepaid financing costs	192	239
Compensation expense on employee stock options	31	104
Gain on common stock sales of iBio, Inc.	-	(48)
Change in fair value of derivative instruments	64	(705)
Allowance for doubtful accounts	30	(20)
Gain on deposal of property and equipment	(15)	(3)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(527)	(440)
Inventories	(1,978)	(79)
Prepaid expenses and other current assets	(99)	(42)
(Decrease) increase in:
Accounts payable	727	(488)
Accrued expenses and other current liabilities	(326)	229
Net cash used in operating activities	(594)	(113)

Cash flows from investing activities:
Purchase of property and equipment	(109)	(235)
Proceeds from sale of property and equipment	2	-
Proceeds from common stock sales of iBio, Inc.	-	79
Net cash used in investing activities	(107)	(156)

Cash flows from financing activities:
Advances under revolving credit facility	41,166	36,993
Repayments of advances under revolving credit facility	(41,418)	(36,652)
Proceeds from Line of Credit Note	43	307
Repayments under term notes payable	(620)	(616)
Repayments under capitalized lease obligations	(121)	(143)
Proceeds from term note payable	1,975	-
Net cash provided by (used in) financing activities	1,025	(111)

Net increase (decrease) in cash	324	(380)
Cash at beginning of fiscal year	71	451
Cash at end of fiscal year	$ 395	$ 71

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$ 745	$ 714
Income taxes	$ 168	$ 158
Supplemental disclosures of non-cash transactions:
Accretion on embedded derivative feature of Convertible Note Payable	$ 86	$ 110
Financing on capitalized lease obligations	$ 317	$ 185

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

The most significant estimates include:

●	sales returns and allowances;
●	trade marketing and merchandising;
●	allowance for doubtful accounts;
●	inventory valuation;
●	valuation and recoverability of long-lived and intangible assets;
●	income taxes and valuation allowance on deferred income taxes, and;
●	accruals for, and the probability of, the outcome of any current litigation.

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

Shipping and Handling Costs. Shipping and handling costs were approximately $302 and $247 for the fiscal years ended June 30, 2016 and 2015, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $29 and $38 for the fiscal years ended June 30, 2016 and 2015, respectively.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2016 or 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 10(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2016 and 2015 was $101 and $71, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

Property and Equipment. Property and equipment are recorded at cost and are depreciated using the straight line method over the following estimated useful lives:

Building                                                                     15 Years

Leasehold Improvements             Shorter of estimated useful life or term of lease

Machinery and Equipment                                          7 Years

Transportation Equipment                                          5 Years

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified or recorded in the fiscal year ended June 30, 2015 on the Company’s other intangible assets.  An impairment loss of approximately $0.4 million was recorded in the fiscal year ended June 30, 2016.

Other intangible assets consist of trade names, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 13 years to 15 years based on contractual or estimated lives.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2.2 million. The market value of the iBio Stock as of June 30, 2016 was approximately $0.9 million based on the trade price at the close of trading on June 30, 2016.

Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company was required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. During certain periods beginning July 1, 2015 and the fiscal years ended June 30, 2015, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days. Although PNC did not require the Company to sell shares of iBio Stock, the Company sold 73,191 shares of iBio Stock in the quarter ended June 30, 2015 providing net trading proceeds of approximately $79 which were used to prepay principal outstanding under the Amended Term Loan.

On February 19, 2016, the Loan Agreement with PNC was amended. The amendment included the removal of the requirement to sell the iBio Stock based on the selling price of $0.88 per share; however, the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains. (See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, Net – CD Financial, LLC and other Long Term Debt).

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2019, along with an option to permit early adoption as of the original effective date. The Company is evaluating the effect, if any, on the Company’s financial position and results of operations.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of this ASU to impact the Company’s consolidated financial statements.

In April, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which includes provisions intended to simplify the presentation of debt issuance costs in the financial statements. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this ASU to impact the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), an accounting standard that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. The Company does not expect the adoption of this ASU to impact the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), that requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company does not expect the adoption of this ASU to impact the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

	June 30,
	2016	2015
Raw materials	$ 4,040	$ 2,371
Work-in-process	2,212	2,061
Finished goods	1,504	1,346
Total	$ 7,756	$ 5,778

Note 4. Intangible Assets, net

Intangible assets consist of trade names, license fees from the Branded Proprietary Products Segment, and unpatented technology from the Other Nutraceutical Businesses Segment. The carrying amount of other intangible assets, net is as follows as of:

	June 30, 2016			June 30, 2015
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Trade names and patents	$ 1,525	$ 1,290	$ 235	$ 1,525	$ 891	$ 634
Unpatented technology	547	547	-	547	540	7
License agreement	347	347	-	347	245	102
Total	$ 2,419	$ 2,184	$ 235	$ 2,419	$ 1,676	$ 743

Amortization expense and impairment charges recorded on intangible assets in the fiscal years ended June 30, 2016 and 2015 were $104 and $137 and $404 and none, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 13 years to 15 years based on contractual or estimated lives (lowered from 20 years in the fiscal year ended June 30, 2016 impairment test) and is included in selling and administrative expenses. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. In the fiscal year ended June 30, 2016, an impairment loss of $0.4 million was identified and recorded resulting primarily from a change in the estimated useful lifes of the license agreement and the trade names and patents.  No impairment charges were identified or recorded in the fiscal year ended June 30, 2015 on the Company’s intangible assets.

The estimated annual amortization expense for intangible assets for the three succeeding fiscal years is as follows:

Year ending	Amortization
June 30,	Expense
2017	$ 101
2018	101
2019	33
Total	$ 235

 INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5. Property and Equipment

Property and equipment consists of the following:

	June 30,
	2016	2015
Land and building	$ 1,250	$ 1,250
Leasehold improvements	1,210	1,159
Machinery and equipment	5,536	5,362
Transportation equipment	11	16
	8,007	7,787
Less: Accumulated depreciation
and amortization	(6,440)	(6,414)
Total	$ 1,567	$ 1,373

Depreciation and amortization expense was $246 and $268 for the fiscal years ended June 30, 2016 and 2015, respectively. In the fiscal years ended June 30, 2016 and 2015, the Company disposed of fully depreciated property and equipment with an original cost of $220 and $132 and with trade in values of $14 and $2, respectively, recognizing gains on dispositions.

Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt

As of June 30, 2016 and 2015, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	June 30,
	2016	2015
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$ 4,210	$ 4,462	3.50%	2/19/2020
Installment Note with PNC Bank	3,259	1,802	4.00%	2/19/2020
Installment Note and Line of Credit Note with
PNC Equipment Finance, respectively	275	307	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	306	125	0.00% -	2/26/2016 -
			11.43%	12/8/2020
Promissory Note with E. Gerald Kay	-	27	4.00%	5/27/2016
Total outstanding debt	10,450	9,123
Less: Revolving Advances	(4,210)	(4,462)
Current portion of long term debt	(934)	(719)
Long term debt	$ 5,306	$ 3,942

Convertible Note payable - CD Financial, LLC	$ 5,350	$ 5,350	6.00%	2/29/2020
Discount for embedded derivative	(144)	(230)
Convertible Note payable, net - CD Financial, LLC	$ 5,206	$ 5,120

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.50% as of June 30, 2016 and 3.25% as of June 30, 2015). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (4.00% as of June 30, 2016 and 3.75% as of June 30, 2015). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

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

The Revolving Advances are subject to the terms and conditions set forth in the Amended Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $8.0 million or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Amended Loan Agreement, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 75%, subject to the provisions in the Amended Loan Agreement, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), minus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, minus (iv) such reserves as PNC may reasonably deem proper and necessary from time to time.

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Revolving Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of June 30, 2016, the Company was in compliance with the fixed charge coverage ratio maintenance requirement.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Loan Agreement (prior to giving effect to the February 19, 2016 amendment described above) required the Company to sell iBio Stock if the per share price fell below $0.88. This requirement is not in the Amended Loan Agreement, however, the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains a requirement under the Amended Loan Agreement. During certain periods in the fiscal year ended June 30, 2013 and continuing through the nine months ended March 31, 2016, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days. However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended. Although not required to sell the iBio Stock by PNC, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock, providing net trading proceeds of approximately $79 which proceeds were used to prepay principal outstanding under the original Term Loan.

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

CD FINANCIAL, LLC TROUBLED DEBT RESTRUCTURING

On June 27, 2012, the Company also entered into an Amended and Restated Securities Purchase Agreement (the “CD SPA”) with CD Financial, which amended and restated the Securities Purchase Agreement, dated as of February 21, 2008, between the Company and CD Financial, pursuant to which the Company issued to CD Financial a 9.5% Convertible Senior Secured Note in the original principal amount of $4,500 (the “Original CD Note”). Pursuant to the CD SPA, the Company issued to CD Financial (i) the Amended and Restated Convertible Promissory Note in the principal amount of $5,350 (the “CD Convertible Note”) and (ii) the Promissory Note in the principal amount of $1,714 (the “Liquidity Note”, and collectively with the CD Convertible Note, the “CD Notes”). The CD Notes had an original maturity date of July 7, 2017, however, on February 19, 2016, the CD Notes were amended to extend the maturity date thereof to February 29, 2020.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of June 30, 2016 and 2015, the related embedded derivative liability with respect to the CD Convertible Note has an estimated fair value of $76 and $12, respectively.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

			Issuance Date-
	June 30,		June 27,
	2016	2015	2012
Risk Free Interest Rate	0.81%	0.64%	0.72%
Volatility	63.20%	71.60%	144.10%
Term	3 years 8 Months	2 years	5 years
Dividend Rate	0.00%	0.00%	0.00%
Closing Price of
Common Stock	$ 0.11	$ 0.09	$ 0.09

OTHER LONG TERM DEBT

Related Party Debt. On June 27, 2012, MDC and the Company entered into separate promissory notes with Vitamin Realty Associates, LLC (“Vitamin Realty”) and E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a majority shareholder, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey. (See Note 11. Commitments and Contingencies (a) Leases – Related Parties Leases). The Kay Note represented amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008.  On May 27, 2016, the Kay Note in the amount of $27 was paid in full (prior to its maturity date of July 7, 2017) after satisfying the conditions set forth in the Amended Loan Agreement and cancelled accordingly. (See Note 12. Related Party Transactions). The Vitamin Realty Note matures on February 29, 2020, as amended on February 19, 2016. The Vitamin Realty Note accrues interest at an annual rate of 4% per annum. Interest in respect of the Vitamin Realty Note is payable on the first business day of each calendar month. Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Amended Loan Agreement are satisfied.

 INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Capitalized Lease Obligations. On December 5, 2013, the Company entered into a capitalized lease obligation with De Lage Landen Financial Services in the amount of $72, which lease is secured by certain machinery and equipment and matures on November 20, 2016. The monthly lease payment amount of approximately $2 is payable monthly and has an imputed interest rate of 5.3%.

On December 8, 2015, the Company entered into a capitalized lease obligation with Wells Fargo Equipment Finance, Manufacturer Services Group (“Wells Fargo”) in the amount of $129 which matures on December 8, 2020. The lease payment amount of approximately $2 is payable monthly and has an imputed interest rate of 4.01%.

On February 27, 2016, the capitalized lease obligation the Company entered into on August 28, 2014 with Quantum Analytics in the amount of $138, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $8 and had an imputed interest rate of 0%.

On March 21, 2016, the Company entered into a capitalized lease obligation with Regents Capital Corporation (“Regents”) in the amount of $123, which lease is secured by certain machinery and equipment and matures on March 6, 2018. The lease payment is payable quarterly commencing on June 6, 2016 in the amount of $16 and has an imputed interest rate of 11.43%.

On June 9, 2016, the Company entered into a capitalized lease obligation with Marlin Leasing in the amount of $65, which lease is secured by certain machinery and equipment and matures on June 17, 2018. The lease payment amount of approximately $3 is payable monthly and has an imputed interest rate of 6.40%.

On August 20, 2016, the capitalized lease obligation the Company entered into with Marlin Leasing on August 22, 2014 in the amount of $47, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The lease payment amount of approximately $2 was payable monthly and had an imputed interest rate of 5.96%.

Equipment Financing Note. On September 22, 2014, MDC entered into a Convertible Line of Credit Note (the “LC Note”) in the amount of $350 with PNC Equipment Finance, LLC (“PNCEF”). The LC Note is convertible into a term note upon completion of the advances under the LC Note. During the period from September 22, 2014 to and including the Conversion Date (defined below), the Company was able to borrow up to the full value of the LC Note ($350). The “Conversion Date” is the earliest to occur of (i) July 31, 2015 or (ii) the date when the Company notifies PNCEF that no more advances will be requested or (iii) the date when PNCEF has made advances in an aggregate amount of $350. The Company completed the advances on July 29, 2015 and converted the LC Note to a four year term note in the amount of $350. Prior to the Conversion Date, amounts outstanding under the LC Note bore interest at a rate per annum (“Floating Rate”) which is at all times equal to the sum of LIBOR Rate plus 325 basis points (3.25%). On the Conversion Date, the Company elected a fixed rate interest of 4.57% as offered by PNCEF.

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

 INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 7. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2016 and 2015 are presented below:

	For the Fiscal Year Ended June 30,
	2016	2015
Interest on Senior Debt	$ 248	$ 236
Interest on CD Convertible Note and Liquidity Note - CD Financial	430	430
Amortization of prepaid financing costs	106	129
Accretion of embedded derivative liability - Convertible Note Payable	86	110
Other related parties	29	29
Interest on capitalized lease obligations	13	5
Interest on PNC Equipment Finance LLC Term Note	13	-
Interest on Line of Credit Note with PNC Equipment Finance LLC	1	7
Other interest expense	27	33
Interest Expense	$ 953	$ 979

The weighted average interest rate paid was 4.74% and 4.66% in the fiscal years ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, the Company had accrued unpaid interest of approximately $145 and $114, respectively.

Note 8. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2016	2015
Deferred Tax Assets
Net operating loss	$ 13,967	$ 14,307
Capital loss carryover	31	31
Valuation adjustment on investment	695	695
Depreciation	(166)	(64)
Inventory	156	180
Other	31	(12)
Valuation allowance	(14,714)	(15,137)
Total deferred tax asset	-	-
Less current portion	-	-
Net long-term deferred tax asset	$ -	$ -

Net operating losses (“NOL”) of approximately $37,400 will expire beginning in 2024 for federal purposes. State NOL’s of approximately $16,100 expire beginning in 2016 through 2032 depending on the state in which the NOL’s were generated. The Company also has capital losses of $77 which expire in 2020. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns are filed on a stand-alone basis for the Company and its subsidiaries. MDC has fully utilized its state NOL’s resulting in taxable income on a state level basis.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

upon past taxable losses and inconsistent taxable income in the past few years, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets in the fiscal year ended June 30, 2009. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of June 30, 2016 will be recorded. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2016	2015
Current - Federal	$ 20	$ -
Current - State and local	211	134
Deferred - Federal and state	114	(231)
Change in valuation allowance	(114)	231
Income tax expense, net	$ 231	$ 134

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

For the fiscal year
ended June 30,
	2016	2015
Statutory federal income tax rate	34%	34%
Statutory state income tax rate	6%	6%
Effective state income tax rate	12%	9%
Change in valuation allowance	(36)%	(39)%
Non-deductible expenses	3%	5%
Effective income tax rate	19%	15%

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2016. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2016 and 2015.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2015 are currently open. The tax returns for the year ended June 30, 2016 will be filed by March 15, 2017.

Note 9. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. As of January 1, 2009, the Company curtailed the Company’s matching percentage of employee contributions into the profit-sharing plan for the benefit of the employees. For the fiscal years ended June 30, 2016 and 2015, the Company contributed approximately $66 and $64, respectively, into to the plan for the benefit of the eligible employees participating in the plan.

 INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

 Note 10. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2016, the Company had $123 of uninsured deposits at these financial institutions.

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

(c) Major Customers. For the fiscal years ended June 30, 2016 and 2015 approximately 90% and 84%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 39% and 56% and 49% and 43% of this Segment’s net sales in the fiscal years ended June 30, 2016 and 2015, respectively. A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales represented approximately 51% and 77% of net sales in the fiscal years ended June 30, 2016 and 2015, respectively of the Branded Nutraceutical Segment. Accounts receivable from these customers represented approximately 87% and 83% of total net accounts receivable as of June 30, 2016 and 2015, respectively. The loss of any of these major customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Rent expense for the fiscal years ended June 30, 2016 and 2015 on these leases were $813 and $861, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. For the fiscal years ended June 30, 2016 and 2015, the Company had outstanding rent obligations to Vitamin Realty of $1.1 million and $1.0 million, respectively, included in accounts payable and long term debt in the accompanying Consolidated Balance Sheet. (See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

The minimum rental and lease commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitments	Commitment	Total
2017	$ 45	$ 563	$ 608
2018	24	563	587
2019	6	563	569
2020	1	563	564
2021	-	563	563
Thereafter	-	2,517	2,517
Total	$ 76	$ 5,332	$ 5,408

Total rent expense, including real estate taxes and maintenance charges, was approximately $1.0 million in each of the fiscal years ended June 30, 2016 and 2015.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of September 2, 2016, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 12. Related Party Transactions

On June 27, 2012, E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a major shareholder entered into a promissory note with the Company in the amount of $27. The promissory note was satisfied in full on May 27, 2016 and cancelled. (See Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

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

In June, 2015, there were 2,248,000 stock options authorized by the Board of Directors and issued to Company officers, employees and directors with an exercise price ranging from $0.09 to $0.10, vesting over three years, with terms of either five or ten years. During the fiscal year ended June 30, 2016 and 2015, the Company incurred stock compensation expense of approximately $31 and $0.1 million, respectively. The Company expects to record additional stock compensation expense of approximately $35 over the estimated weighted average remaining vesting period of two years.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following options and potentially dilutive shares for convertible notes payable (see Note 6. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for fiscal years ended June 30, 2016 and 2015:

	Fiscal Year Ended
	June 30,
	2016	2015

Anti-dilutive stock options	694,950	2,139,550
Anti-dilutive shares for
convertible notes payable	8,230,769	-
Total anti-dilutive shares	8,925,719	2,139,550

The intrinsic value of options outstanding and exercisable at June 30, 2016 and 2015 was $31 and $0, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of July 1, 2014	1,724,520	$ 4.07
Granted	2,248,000	0.09
Exercised	-	-
Terminated	(18,000)	1.11
Expired	(881,570)	6.36
Outstanding as of June 30, 2015	3,072,950	0.52
Granted	-	-
Exercised	-	-
Terminated	(80,000)	0.17
Expired	(122,000)	3.63
Outstanding as of June 30, 2016	2,870,950	$ 0.40

Exercisable at June 30, 2015	2,164,550	$ 0.70
Exercisable at June 30, 2016	2,383,617	$ 0.46

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2016 under the Company’s stock option plans:

					Weighted
					Average
				Weighted	Remaining		Weighted
Range of				Average	Contractual		Average
Exercise Price			Outstanding	Exercise Price	Life (years)	Exercisable	Exercise Price
$ 0.09	-	$ 0.10	2,176,000	$ 0.09	8.8	1,688,667	$ 0.09
$ 0.14	-	$ 0.15	469,750	0.14	2.5	469,750	0.14
$ 3.05	-	$ 3.05	169,600	3.05	1.4	169,600	3.05
$ 3.36	-	$ 3.36	4,500	3.36	1.4	4,500	3.36
$ 6.80	-	$ 6.80	49,600	6.80	0.5	49,600	6.80
$ 7.48	-	$ 7.48	1,500	7.48	0.5	1,500	7.48
$ 0.09	-	$7.48	2,870,950	$ 0.40	4.3	2,383,617	$ 0.46

Note 14. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the fiscal years ended June 30, 2016 and 2015 were $7,901 and $8,497, respectively.

Financial information relating to the fiscal years ended June 30, 2016 and 2015 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital	Total
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures	Assets
Contract Manufacturing	2016	$ 32,480	$ 7,457	$ 39,937	$ 4,854	$ 244	$ 439	$ 11,853
	2015	26,779	7,478	34,257	3,673	265	421	8,482
Branded Proprietary Products	2016	330	339	669	73	-	-	676
	2015	299	859	1,158	(42)	1	1	1,324
Other Nutraceutical Businesses	2016	1,503	105	1,608	577	2	1	1,556
	2015	1,913	160	2,073	762	2	-	1,817

Total Company	2016	34,313	7,901	42,214	5,504	246	440	14,085
	2015	28,991	8,497	37,488	4,393	268	422	11,623

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 2, 2016	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: September 2, 2016	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer