Form 10-Q
period 2016-09-30
INTEGRATED BIOPHARMA INC
filed 2016-11-10
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

 Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant, as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of	(I.R.S. Employe
incorporation or organization)	Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip Code)

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

Yes X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐	Accelerated filer  ☐	Non-accelerated filer  ☐	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No __X__

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2016
Common Stock, $0.002 par value	21,105,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2016

Cautionary Statement Regarding Forward-Looking StatementsCertain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2016 and in other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2016	2015

Sales, net	$12,681	$9,445
Cost of sales	10,529	8,130

Gross profit	2,152	1,315

Selling and administrative expenses	793	830

Operating income	1,359	485

Other income (expense), net:
Interest expense	(232)	(237)
Change in fair value of derivative liabilities	(368)	(3)
Other income, net	16	24
Other expense, net	(584)	(216)

Income before income taxes	775	269

Income tax expense, net	126	28

Net income	$649	$241

Basic net income per common share	$0.03	$0.01

Diluted net income per common share	$0.03	$0.01

Weighted average common shares outstanding - basic	21,105,174	21,105,174
Add: Equivalent shares outstanding	77,712	50,039
Shares issuable upon conversion of
Convertible Debt - CD Financial, LLC	-	-
Weighted average common shares outstanding - diluted	21,182,886	21,155,213

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2016	2016
Assets
Current Assets:
Cash	$92	$395
Accounts receivable, net	3,765	3,135
Inventories	8,080	7,756
Investment in iBio, Inc.	501	501
Other current assets	266	283
Total current assets	12,704	12,070

Property and equipment, net	1,536	1,567
Security deposits and other assets	407	448
Total Assets	$14,647	$14,085

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$4,885	$4,210
Accounts payable (includes $190 and $331 due to related party)	4,829	5,469
Accrued expenses and other current liabilities	1,118	1,211
Current portion of long term debt	959	934
Total current liabilities	11,791	11,824

Long term debt	4,870	5,306
Subordinated convertible note, net - CD Financial, LLC	5,216	5,206
Derivative liabilities	444	76
Total liabilities	22,321	22,412

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,140,074 and 21,105,174 shares issued and outstanding, respectively	42	42
Additional paid-in capital	44,711	44,707
Accumulated deficit	(52,328)	(52,977)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(7,674)	(8,327)
Total Liabilities and Stockholders' Deficiency	$14,647	$14,085

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2016	2015
Cash flows provided by operating activities:
Net income	$649	$241
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	97	91
Accretion of financing instruments and other non cash interest	26	60
Stock based compensation	4	9
Change in fair value of derivative liabilities	368	3
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(630)	(165)
Inventories	(324)	(309)
Other current assets	17	(23)
Security deposits and other assets	-	(11)
(Decrease) increase in:
Accounts payable	(640)	887
Accrued expenses and other liabilities	(93)	(347)
Net cash (used in) provided by operating activities	(526)	436

Cash flows from investing activities:
Purchase of property and equipment	(41)	(41)
Net cash used in investing activities	(41)	(41)

Cash flows from financing activities:
Advances under revolving credit facility	12,556	8,553
Proceeds from Line of Credit Note	-	43
Repayments of advances under revolving credit facility	(11,881)	(8,796)
Repayments under term note payables	(372)	(147)
Repayments under capitalized lease obligations	(39)	(35)
Net cash provided by (used in) financing activities	264	(382)

Net (decrease) increase in cash	(303)	13
Cash at beginning of period	395	71
Cash at end of period	$92	$84

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$195	$173
Income taxes	$117	$-
Supplemental disclosures of non-cash transactions:
Accretion on embedded derivative feature of convertible note payable	$10	$28
Amortization of prepaid financing costs	$16	$32
Financing on capitalized lease obligations	$-	$14

See accompanying notes to condensed consolidated financial statements.

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“Form 10-K”), as filed with the SEC. The June 30, 2016 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results for the full fiscal year ending June 30, 2017 or for any other period.

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers, under the following brands: Naturally Noni, Coconut Water, Aloe Pure, Peaceful Sleep, Green Envy, ACAI Extra, ACAI Cleanse, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement and (iii) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.

Significant Accounting Policies

There have been no material changes during fiscal year 2017 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2.2 million. The market value of the iBio Stock as of September 30, 2016 was approximately $0.7 million based on the trade price at the close of trading on September 30, 2016.

Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company was required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. During certain periods beginning July 1, 2015 and fiscal years ended June 30, 2015, 2014 and 2013, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days. Although PNC did not require the Company to sell shares of iBio Stock, the Company sold 73,191 shares of iBio Stock in the quarter ended June 30, 2015.

On February 19, 2016, the Loan Agreement with PNC was amended. The amendment included the removal of the requirement to sell the iBio Stock based on the selling price of $0.88 per share; however, the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains. (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

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

The following options and potentially dilutive shares for convertible notes payable (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015

Anti-dilutive stock options	674,950	1,080,950
Anti-dilutive shares for
convertible notes payable	8,230,769	8,230,769
Total anti-dilutive shares	8,905,719	9,311,719

 Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2016	2016

Raw materials	$ 4,702	$ 4,040
Work-in-process	1,901	2,212
Finished goods	1,477	1,504
Total	$ 8,080	$ 7,756

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2016	2016

Land and building	$1,250	$1,250
Leasehold improvements	1,217	1,210
Machinery and equipment	5,560	5,536
Transportation equipment	11	11
	8,038	8,007
Less: Accumulated depreciation
and amortization	(6,502)	(6,440)
Total	$1,536	$1,567

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2016 and 2015 was $72 and $59, respectively.

Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of September 30, 2016 and June 30, 2016, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of September 30, 2016	As of June 30, 2016
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$4,885	$4,210	3.50%	2/19/2020
Installment Note with PNC Bank	2,908	3,259	4.00%	2/19/2020
Line of Credit Note with
PNC Equipment Finance	254	275	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	267	306	4.00% -	11/20/2016 -
			11.43%	12/8/2020
Total outstanding debt	10,714	10,450
Less: Revolving Advances	(4,885)	(4,210)
Current portion of long term debt	(959)	(934)
Long term debt	$4,870	$5,306

Convertible Note payable - CD Financial, LLC	$5,350	$5,350	6.00%	2/29/2020
Discount for embedded derivative	(134)	(144)
Convertible Note payable, net - CD Financial, LLC	$5,216	$5,206

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.50% as of September 30 and June 30, 2016). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (4.00% as of September 30 and June 30, 2016). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Revolving Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of September 30, 2016, the Company was in compliance with the fixed charge coverage ratio maintenance requirement.

The Loan Agreement (prior to giving effect to the February 19, 2016 amendment described above) required the Company to sell iBio Stock if the per share price fell below $0.88. This requirement is not in the Amended Loan Agreement, however, the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains a requirement under the Amended Loan Agreement. During certain periods in the fiscal year ended June 30, 2013 and continuing through the nine months ended March 31, 2016, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days. However, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended. Although not required to sell the iBio Stock by PNC, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock.

In connection with the Senior Credit Facility, PNC and CD Financial entered into the Intercreditor and Subordination Agreement (the “Intercreditor Agreement”), which was acknowledged by the Borrowers, pursuant to which, among other things, (a) the lien of CD Financial on assets of the Borrowers is subordinated to the lien of PNC on such assets during the effectiveness of the Senior Credit Facility, and (b) priorities for payment of the debt for the Company and its subsidiaries (as described in this Note 4) are established.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of September 30, 2016 and June 30, 2016, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $444 and $76, respectively.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	September 30,	June 30,	June 27,
	2016	2016	2012

Risk Free Interest Rate	0.93%	0.81%	0.72%
Volatility	98.30%	63.20%	144.10%
Term	3 years 5 months	3 years 8 months	5 years
Dividend Rate	0.00%	0.00%	0.00%
Closing Price of Common Stock	$ 0.15	$ 0.11	$ 0.09

OTHER LONG TERM DEBT

Related Party Debt. On June 27, 2012, MDC and the Company entered into separate promissory notes with Vitamin Realty Associates, LLC (“Vitamin Realty”) and E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a majority shareholder, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey. (See Note 11. Commitments and Contingencies (a) Leases – Related Parties Leases). The Kay Note represented amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008. (See Note 12. Related Party Transactions). On May 27, 2016, the Kay Note in the amount of $27 was paid in full, prior to its maturity date of July 7, 2017, after satisfying the conditions set forth in the Amended Loan Agreement and cancelled accordingly. The Vitamin Realty Note matures on February 29, 2020, as amended on February 19, 2016. The Vitamin Realty Note accrues interest at an annual rate of 4% per annum. Interest in respect of the Vitamin Realty Note is payable on the first business day of each calendar month. Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Amended Loan Agreement are satisfied.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2016 and 2015, approximately 91% and 87%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 48% and 47% each of this Segment’s net sales in the three months ended September 30, 2016 and 2015, respectively. A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 67% and 77% of net sales in the three months ended September 30, 2016 and 2015, respectively, of the Branded Nutraceutical Segment. Accounts receivable from these two major customers represented approximately 87% of total net accounts receivable as of September 30 and June 30, 2016.  The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 66% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2015 and will expire on August 31, 2018.

Note 6. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, Chief Executive Officer and major stockholder and certain of his family members, who are also executive officers and directors of the Company. On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an Amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to January 1, 2024. This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for the three months ended September 30, 2016 and 2015 on these leases were $197 and $184 respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2016 and June 30, 2016, the Company had an outstanding obligation to Vitamin Realty of $1.0 million and $1.1 million, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

The minimum rental commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitment	Commitment	Total

2017, remaining	$ 27	$ 422	$ 449
2018	24	563	587
2019	6	563	569
2020	1	563	564
2021	-	563	563
2022	-	563	563
Thereafter	-	1,955	1,955
Total	$ 58	$ 5,192	$ 5,250

Total rent expense, including real estate taxes and maintenance charges, was approximately $237 and $225 for the three months ended September 30, 2016 and 2015, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of November 10, 2016, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Note 7. Related Party Transactions

See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt for related party securities transactions.

See Note 6(a). Leases for related party lease transactions.

Note 8. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended September 30, 2016 and 2015 were $2,876 and $1,992, respectively.

Financial information relating to the three months ended September 30, 2016 and 2015 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2016	$ 9,321	$ 2,711	$ 12,032	$ 1,897	$ 71	$ 41
	2015	6,930	1,815	8,745	1,041	59	54

Branded Proprietary Products	2016	30	95	125	34	-	-
	2015	147	172	319	128	-	-

Other Nutraceutical Businesses	2016	454	70	524	221	1	-
	2015	376	5	381	146	-	1

Total Company	2016	9,805	2,876	12,681	2,152	72	41
	2015	7,453	1,992	9,445	1,315	59	55

	Total Assets as of
	September 30,	June 30,
	2016	2016
Contract Manufacturing	$ 12,330	$ 11,853

Branded Proprietary Products	651	676

Other Nutraceutical Businesses	1,666	1,556

Total Company	$ 14,647	$ 14,085

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

For the three months ended September 30, 2016, our net sales from operations increased by $3.3 million to approximately $12.7 million from approximately $9.4 million in the three months ended September 30, 2015. Substantially all the increase in net sales was from the Contract Manufacturing Segment ($1.7 million from each of our significant customers, Herbalife and Life Extension), our other two segments had offsetting increases and decreases in net sales. While we are pleased with this substantial increase year over year, the increase in sales from Herbalife and to a lesser extent Life Extension, was the result of filling back orders from the prior fiscal quarter and is not necessarily indicative of future growth for these customers. For the three months ended September 30, 2016 we had operating income of approximately $1.4 million, an increase of approximately $0.9 million from the three months ended September 30, 2015 of approximately $0.5 million. Our profit margins increased from approximately 14% of net sales in the three months ended September 30, 2015 to 17% of net sales in the three months ended September 30, 2016, primarily as a result of increased weighted gross margins in our Contract Manufacturing Segment of approximately 4%. This improvement was the direct result of the increased sales while our fixed manufacturing costs remaining substantially the same in the year over year reporting period. We maintained our consolidated selling and administrative expenses at approximately $0.8 million in each of the three months ended September 30, 2016 and 2015.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2016. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2016.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2016	2015

Sales, net	100.0%	100.0%
Costs and expenses:
Cost of sales	83.0%	86.1%
Selling and administrative	6.3%	8.8%
	89.3%	94.9%
Income from operations	10.7%	5.1%

Other expense, net
Interest expense	(1.8%)	(2.5%)
Other income, net	0.1%	0.2%
Change in fair value of derivative liabilities	(2.9%)	(0.0%)
Other expense, net	(4.6%)	(2.3%)

Income before income taxes	6.1%	2.8%

Federal and state income taxes, net	1.0%	0.3%

Net income	5.1%	2.5%

For the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Sales, net. Sales, net, for the three months ended September 30, 2016 and 2015 were $12.7 million and $9.4 million, respectively, an increase of 34.3%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	September 30,		Change	Change
	2016	2015	2016 vs 2015	2016 vs 2015
	(amounts in thousands)
Contract Manufacturing:
US Customers	$ 9,321	$ 6,930	$ 2,391	34.5%
International Customers	2,711	1,815	896	49.4%
Net sales, Contract Manufacturing	12,032	8,745	3,287	37.6%

Branded Nutraceutical Products:
US Customers	30	147	(117)	(79.6%)
International Customers	95	172	(77)	(44.8%)
Net sales, Branded Nutraceutical Products	125	319	(194)	(60.8%)

Other Nutraceuticals:
US Customers	454	376	78	20.7%
International Customers	70	5	65	1,300.0%
Net sales, Other Nutraceuticals	524	381	143	37.5%

Total net sales	$ 12,681	$ 9,445	$ 3,236	34.3%

For the three months ended September 30, 2016 and 2015, a significant portion of our consolidated net sales, approximately 91% and 87%, respectively, were concentrated among two customers in our Contract Manufacturing Segment, Herbalife and Life Extensions. Herbalife and Life Extensions represented approximately 48% and 47% each of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2016 and 2015, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 67% and 77% of net sales in the three months ended September 30, 2016 and 2015, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $3.2 million was primarily the result of:

●

Net sales increased in our Contract Manufacturing Segment by $3.3 million primarily due to increased sales volumes to Herbalife and Life Extension in the three months ended September 30, 2016 of approximately $1.7 million each in the three months ended September 30, 2016.

●

Net sales in our Branded Nutraceutical Segment decreased by approximately $0.2 million in the three months ended September 30, 2016, primarily as the result of decreased sales of $83,000 to Costco resulting from pricing pressures from the strong US Dollar versus the Canadian Dollar. The decreased sales was offset, in part, by the release of an estimated sales allowance of approximately $0.1 million in the three months ended September 30, 2015, for a customer the Company has not done business with in the past five years with no such release in the three months ended September 30, 2016.

●	Net sales in our Other Nutraceutical segments increased by $0.1 million primarily as a result of increased sales to customers of IHT Health Products of its multi mineral products.

Cost of sales. Cost of sales increased by $2.4 million to $10.5 million for the three months ended September 30, 2016, as compared to $8.1 million for the three months ended September 30, 2015 or approximately 30%. Cost of sales decreased as a percentage of sales to 83.0% for the three months ended September 30, 2016 as compared to 86.1% for the three months ended September 30, 2015. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 34%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales of $3.3 million in the Contracting Manufacturing Segment resulting in the absorption of the fixed manufacturing overhead costs of this segment. There were no significant changes in the cost of goods sold in our other two segments.

Selling and Administrative Expenses. There was a slight decrease in selling and administrative expenses of $37,000 or approximately 4% in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. As a percentage of sales, net, selling and administrative expenses was approximately 6.3% and 8.8% for the three months ended September 30, 2016 and 2015, respectively. The decrease was primarily from decreased marketing of approximately $29,000 in our Branded Nutraceutical Segment. Amortization and depreciation expense decreased by approximately $12,000 primarily as the result of certain intangible assets and fixed assets being fully amortized or depreciated ($7,000 and $8,500, respectively) in the three months ended September 30, 2015 resulting in no such amortization or depreciation expense in the three months ended September 30, 2016.  These decreases were offset by an increase in salaries and employees benefits of approximately $21,000 or 4.1%, as the result of increasing our administrative staff by one person. All other components of our selling and administrative expenses decreased an aggregate amount of $17,000 primarily from lower professional fee costs.

Other income (expense), net. Other income (expense), net was approximately $0.6 million for the three months ended September 30, 2016 compared to $0.2 million for the three months ended September 30, 2015, and is composed of:

	Three months ended
	September 30,
	2016	2015
	(dollars in thousands)
Interest expense	$ (232)	$ (237)
Change in fair value of
derivative instruments	(368)	(3)
Other, net	16	24
Other income (expense), net	$ (584)	$ (216)

The variance in the change in fair value of derivative liabilities from the three months ended September 30, 2015 to the September 30, 2016 was mainly the result of the increased volatility in the closing trading price of our common stock from 63.2% as of June 30, 2016 to 98.3% as of September 30, 2016 as well as the change in the closing price from $0.11 to $0.15. As noted above, there was not a significant change in the estimated fair value of derivative instruments from June 30, 2015 to September 30, 2015. The volatility of the closing trading price of our stock and the closing trading price are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument. The other components of other income (expense) were not significant and did not vary significantly from the three months ended September 30, 2015 to the three months ended September 30, 2016.

Federal and state income tax, net. For the three months ended September 30, 2016 and 2015, we had federal and state income tax expense of approximately $126 and $28, respectively. We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized. The state income tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the three months ended September 30, 2016 and 2015 was approximately $0.6 million and $0.2 million, respectively. The increase of approximately $0.4 million was primarily the result of our increased operating income of $0.9 million offset by the change in fair value of derivative instruments of approximately $0.4 million.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

For the three months ended
September 30,
	2016	2015
(dollars in thousands)

Net cash (used in) provided by operating acitivites	$ (526)	$ 436
Net cash used in investing acitivites	$ (41)	$ (41)
Net cash provided by (used in) financing acitivites	$ 264	$ (382)

Cash at end of period	$ 92	$ 84

At September 30, 2016 and June 30, 2016, our working capital was approximately $0.9 and $0.2 million, respectively. Our current assets increased by $0.6 million and current liabilities were substantially the same, resulting in a net increase in our working capital of $0.7 million.

Net cash used in operating activities of $0.5 million in the three months ended September 30, 2016, includes net income of approximately $0.6 million. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $1.1 million. Net cash used in our operations from our working capital assets and liabilities in the amount of approximately $1.6 million was primarily the result of increases in accounts receivable and inventories of $0.6 million and $0.3 million, respectively and from a net decrease in accounts payable and accrued expenses and other liabilities of approximately $0.7 million.

Net cash provided by operating activities of $0.4 million in the three months ended September 30, 2015, includes net income of approximately $0.2 million. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.4 million. Net cash provided by our operations from our working capital assets and liabilities in the amount of approximately $32,000 was primarily the result of increases in inventories of $0.3 million and $0.2 million in accounts receivable and offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.5 million.

Cash used in investing activities was used for the purchase of machinery and equipment of approximately $41,000 in each of the three months ended September 30, 2016 and 2015, respectively.

Cash provided from financing activities was approximately $0.2 million for the three months ended September 30, 2016, $12.6 million from advances under our revolving credit facility offset, in part, by repayments of advances under our revolving credit facility of $11.9 million and principal under our term note in the amount of $0.4 million. Cash used in financing activities was approximately $0.4 million for the three months ended September 30, 2015, $8.8 million for repayments of advances under our revolving credit facility and $0.1 million from repayments of principal under our term notes payable offset, in part, by advances of $8.5 million of proceeds received under our revolving credit facility.

As of September 30, 2016, we had cash of $92,000, funds available under our revolving credit facility of approximately $1.1 million and working capital of approximately $0.9 million. Our working capital includes $4.9 million outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Furthermore, we had income from operations of approximately $1.4 million in the three months ended September 30, 2016. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending September 30, 2017.

Our total annual commitments at September 30, 2016 for long term non-cancelable leases of approximately $587,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of November 10, 2016, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2016 and 2015 were approximately $41,000 and $55,000 ($14,000 funded with capitalized lease financing), respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2017. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2016, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2016.

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of September 30, 2016 and June 30, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 10, 2016	By: /s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer
Date: November 10, 2016	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President