Form 10-Q
period 2016-12-31
INTEGRATED BIOPHARMA INC
filed 2017-02-10
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant, as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporattion or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip Code)

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
Yes No __X__

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:
Class	Outstanding at February 10, 2017
Common Stock, $0.002 par value	21,130,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Six Months Ended December 31, 2016

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Sales, net	$ 12,372	$ 10,413	$ 25,053	$ 19,859

Cost of sales	10,902	9,438	21,432	17,569

Gross profit	1,470	975	3,621	2,290

Selling and administrative expenses	900	807	1,693	1,637

Operating income	570	168	1,928	653

Other income (expense), net
Interest expense	(227)	(243)	(459)	(480)
Change in fair value of derivative liabilities	(364)	6	(731)	3
Other income	15	26	31	50
Other income (expense), net	(576)	(211)	(1,159)	(427)

(Loss) income before income taxes	(6)	(43)	769	226

Income tax expense, net	71	20	197	48

Net (loss) income	$ (77)	$ (63)	$ 572	$ 178

Basic net (loss) income per common share	$ (0.00)	$ (0.00)	$ 0.03	$ 0.01

Diluted net (loss) income per common share	$ (0.00)	$ (0.00)	$ 0.03	$ 0.01

Weighted average common shares outstanding - basic	21,106,098	21,105,174	21,105,636	21,105,174
Add: Equivalent shares outstanding	-	-	567,964	-
Weighted average common shares outstanding - diluted	21,106,098	21,105,174	21,673,600	21,105,174

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2016	2016
Assets
Current Assets:
Cash	$ 66	$ 395
Accounts receivable, net	4,420	3,135
Inventories	7,827	7,756
Investment in iBio, Inc.	501	501
Other current assets	273	283
Total current assets	13,087	12,070

Property and equipment, net	1,498	1,567
Security deposits and other assets	413	448
Total Assets	$ 14,998	$ 14,085

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$ 4,004	$ 4,210
Accounts payable (includes $74 and $331 due to related party)	5,635	5,469
Accrued expenses and other current liabilities	1,403	1,211
Current portion of long term debt	946	934
Total current liabilities	11,988	11,824

Long term debt	4,707	5,306
Subordinated convertible note, net - CD Financial, LLC	5,225	5,206
Derivative liabilities	808	76
Total liabilities	22,728	22,412

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,145,074 and 21,140,074 shares issued, 21,110,174 and 21,105,174 shares outstanding	42	42
Additional paid-in capital	44,732	44,707
Accumulated deficit	(52,405)	(52,977)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(7,730)	(8,327)
Total Liabilities and Stockholders' Deficiency	$ 14,998	$ 14,085

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$ 572	$ 178
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	202	171
Accretion of financing instruments and other non-cash interest	52	121
Stock based compensation	26	17
Change in fair value of derivative liabilities	731	(3)
Gain on sale of fixed assets	-	(3)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,285)	(1,353)
Inventories	(70)	(1,240)
Other current assets	10	(34)
Security deposits and other assets	(48)	-
(Decrease) increase in:
Accounts payable	166	1,378
Accrued expenses and other liabilities	191	(388)
Net cash provided by (used in) operating activities	547	(1,156)

Cash flows from investing activities:
Purchase of property and equipment	(83)	(40)
Cash proceeds from sale of equipment	-	2
Net cash used in investing activities	(83)	(38)

Cash flows from financing activities:
Advances under revolving credit facility	23,040	19,022
Proceeds from Line of Credit Note	-	43
Repayments of advances under revolving credit facility	(23,246)	(17,518)
Repayments under term note payables	(515)	(300)
Repayments under capitalized lease obligations	(72)	(64)
Net cash (used in) provided by financing activities	(793)	1,183

Net decrease in cash	(329)	(11)
Cash at beginning of period	395	71
Cash at end of period	$ 66	$ 60

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$ 472	$ 344
Income taxes	$ 227	$ 54
Supplemental disclosures of non-cash transactions:
Accretion on embedded derivative feature of convertible note payable	$ 19	$ 56
Amortization of prepaid financing costs	$ 33	$ 65
Financing on capitalized lease obligations	$ -	$ 182

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“Form 10-K”), as filed with the SEC. The June 30, 2016 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results for the full fiscal year ending June 30, 2017 or for any other period.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2.2 million. The market value of the iBio Stock as of December 31, 2016 was approximately $0.5 million based on the trade price at the close of trading on December 31, 2016.

Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), the Company was required to sell the iBio Stock when the trading price of the iBio Stock is less than $0.88 per share for a period of fifteen (15) consecutive trading days on the applicable exchange and utilize all proceeds from such sale to prepay the outstanding principal of the term loan outstanding under the Loan Agreement at such time. During certain historic periods, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days. Although PNC did not require the Company to sell shares of iBio Stock, the Company sold 73,191 shares of iBio Stock in the quarter ended June 30, 2015.

On February 19, 2016, the Loan Agreement with PNC was amended whereby the requirement to sell the iBio Stock based on the selling price of $0.88 per share was removed; however, the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains. (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

Earnings Per Share. Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, warrants, and convertible debt, subject to anti-dilution limitations using the treasury stock method and if converted method.

The following options and potentially dilutive shares for convertible notes payable (see Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Anti-dilutive stock options	2,935,116	2,900,450	391,033	2,900,450
Anti-dilutive shares for
convertible notes payable	8,230,769	8,230,769	8,230,769	8,230,769

Anti-dilutive shares	11,165,885	11,131,219	8,621,802	11,131,219

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2016	2016

Raw materials	$ 4,314	$ 4,040
Work-in-process	1,284	2,212
Finished goods	2,229	1,504
Total	$ 7,827	$ 7,756

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2016	2016

Land and building	$ 1,250	$ 1,250
Leasehold improvements	1,220	1,210
Machinery and equipment	5,599	5,536
Transportation equipment	11	11
	8,080	8,007
Less: Accumulated depreciation
and amortization	(6,582)	(6,440)
Total	$ 1,498	$ 1,567

Depreciation and amortization expense recorded on property and equipment was $80 and $56 for the three months ended December 31, 2016 and 2015, respectively and $152 and $115 for the six months ended December 31, 2016 and 2015, respectively. Additionally, the Company disposed of fully depreciated property of $10 and $131 in the six months ended December 31, 2016 and 2015, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of December 31, 2016 and June 30, 2016, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of December 31, 2016	As of June 30, 2016
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$ 4,004	$ 4,210	3.75%	2/19/2020
Installment Note with PNC Bank	2,786	3,259	4.25%	2/19/2020
Installment Note with PNC Equipment Finance	233	275	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	234	306	4.00% -	3/6/2018-
			11.43%	12/8/2020
Total outstanding debt	9,657	10,450
Less: Revolving Advances	(4,004)	(4,210)
Current portion of long term debt	(946)	(934)
Long term debt	$ 4,707	$ 5,306

Convertible Note payable - CD Financial, LLC	$ 5,350	$ 5,350	6.00%	2/29/2020
Discount for embedded derivative	(125)	(144)
Convertible Note payable, net - CD Financial, LLC	$ 5,225	$ 5,206

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (3.75% and 3.50% as of December 31, 2016 and June 30, 2016, respectively). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (4.25% and 4.00% as of December 31, 2016 and June 30, 2016, respectively). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Revolving Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of December 31, 2016, the Company was in compliance with the fixed charge coverage ratio maintenance requirement.

The Loan Agreement (prior to giving effect to the February 19, 2016 amendment described above) required the Company to sell iBio Stock if the per share price fell below $0.88. This requirement is not in the Amended Loan Agreement, however, the requirement to use all the net proceeds from the sale of any of the iBio Stock to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement remains a requirement under the Amended Loan Agreement. During certain historic periods, the trading price of the iBio Stock was less than $0.88 for a period of fifteen (15) consecutive trading days; however, PNC temporarily waived the requirement to sell the iBio Stock due to certain trading rules and restrictions under Rule 144 under the Securities Act of 1933, as amended. Although not required to sell the iBio Stock by PNC, in the quarter ended June 30, 2015, the Company sold 73,191 shares of iBio Stock.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of December 31, 2016 and June 30, 2016, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $808 and $76, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	December 31,	June 30,	June 27,
	2016	2016	2012

Risk Free Interest Rate	1.57%	0.81%	0.72%
Volatility	99.30%	63.20%	144.10%
	3 years	3 years	5 years
Term	2 months	8 months
Dividend Rate	0.00%	0.00%	0.00%
Closing Price of Common Stock	$ 0.23	$ 0.11	$ 0.09

OTHER LONG TERM DEBT

Related Party Debt. On June 27, 2012, MDC and the Company entered into separate promissory notes with (i) Vitamin Realty Associates, LLC (“Vitamin Realty”), and E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a major shareholder, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey. (See Note 6. Commitments and Contingencies (a) Leases – Related Party Leases). The Kay Note represented amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008. (See Note 7 Related Party Transactions). On May 27, 2016, the Kay Note in the amount of $27 was paid in full, prior to its maturity date of July 7, 2017, after satisfying the conditions set forth in the Amended Loan Agreement and cancelled accordingly. The Vitamin Realty Note matures on February 29, 2020, as amended on February 19, 2016. The Vitamin Realty Note accrues interest at an annual rate of 4% per annum. Interest in respect of the Vitamin Realty Note is payable on the first business day of each calendar month. Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Amended Loan Agreement are satisfied.

Capitalized Lease Obligations. On November 20, 2016, the capitalized lease obligation the Company entered into on December 5, 2013, De Lage Landen Financial Services in the amount of $72, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $2 and had an imputed interest rate of 5.3%.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended December 31, 2016 and 2015, approximately 92% and 91%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 35% and 60% and 31% and 65% of this Segment’s net sales in the three months ended December 31, 2016 and 2015, respectively. A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 53% and 25% of net sales in the three months ended December 31, 2016 and 2015, respectively, of the Branded Nutraceutical Segment.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

For the six months ended December 31, 2016 and 2015, approximately 92% and 89%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 42% and 54% and 39% and 57% of this Segment’s net sales in the six months ended December 31, 2016 and 2015, respectively. A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 57% and 62% of net sales in the six months ended December 31, 2016 and 2015, respectively, of the Branded Nutraceutical Segment. Accounts receivable from these two major customers represented approximately 90% and 87% of total net accounts receivable as of December 31 and June 30, 2016, respectively. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Rent expense for the three and six months ended December 31, 2016 and 2015 on these leases were $214 and $219 and $411 and $403, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2016 and June 30, 2016, the Company had an outstanding obligation to Vitamin Realty of $0.8 million and $1.1 million, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The minimum rental commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitment	Commitment	Total
2017, remaining	$ 29	$ 281	$ 310
2018	40	563	603
2019	27	563	590
2020	22	563	585
2021	21	563	584
2022	8	563	571
Thereafter	-	1,955	1,955
Total	$ 147	$ 5,051	$ 5,198

Total rent expense, including real estate taxes and maintenance charges, was approximately $255 and $259 and $492 and $485 for the three and six months ended December 31, 2016 and 2015, respectively.  Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of February 10, 2017, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended December 31, 2016 and 2015 were $1,797 and $1,826, respectively and for the six months ended December 31, 2016 and 2015 were $4,673 and $3,818, respectively.

Financial information relating to the three months ended December 31, 2016 and 2015 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2016	$ 10,207	$ 1,687	$ 11,894	$ 1,344	$ 80	$ 42
	2015	8,077	1,814	9,891	842	55	176
Branded Proprietary Products	2016	61	101	162	17	-	-
	2015	84	3	87	(19)	-	-
Other Nutraceutical Businesses	2016	307	9	316	109	-	-
	2015	426	9	435	152	1	-
Total Company	2016	10,575	1,797	12,372	1,470	80	42
	2015	8,587	1,826	10,413	975	56	176

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the six months ended December 31, 2016 and 2015 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2016	$ 19,528	$ 4,398	$ 23,926	$ 3,240	$ 151	$ 83
	2015	15,007	3,629	18,636	1,883	114	230
Branded Proprietary Products	2016	90	196	286	51	-	-
	2015	232	175	407	109	-	-
Other Nutraceutical Businesses	2016	762	79	841	330	1	1
	2015	802	14	816	298	1	1
Total Company	2016	20,380	4,673	25,053	3,621	152	84
	2015	16,041	3,818	19,859	2,290	115	231

	Total Assets as of
	December 31,	June 30,
	2016	2016
Contract Manufacturing	$ 12,674	$ 11,853
Branded Proprietary Products	746	676
Other Nutraceutical Businesses	1,578	1,556
Total Company	$ 14,998	$ 14,085

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

For the six months ended December 31, 2016, our net sales from operations increased by $5.2 million to approximately $25.1 million from approximately $19.9 million in the six months ended December 31, 2015. Substantially all the increase in net sales was from the Contract Manufacturing Segment ($2.8 million and $2.4 million from our significant customers, Herbalife and Life Extension, respectively), our other two segments had an offsetting net decrease in net sales of less than $0.1 million. The increase in sales from Herbalife and to a lesser extent Life Extension, was the result of filling back orders from the prior fiscal year and is not necessarily indicative of future growth for these customers. For the six months ended December 31, 2016 we had operating income of approximately $1.9 million, an increase of approximately $1.3 million from the six months ended December 31, 2015 of approximately $0.6 million. Our profit margins increased from approximately 11.5% of net sales in the six months ended December 31, 2015 to approximately 15% of net sales in the six months ended December 31, 2016, primarily as a result of increased weighted gross margins in our Contract Manufacturing Segment of approximately 3%. This improvement was the direct result of the increased sales while our fixed manufacturing costs remaining substantially the same in the year over year reporting period. Our consolidated selling and administrative expenses increased approximately 3% or approximately $0.1 million from $1.6 million for the six months ended December 31, 2015 to approximately $1.7 million in the six months ended December 31, 2016.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2016. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2016.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2016	2015	2016	2015

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	88.1%	90.6%	85.5%	88.5%
Selling and administrative	7.3%	7.8%	6.8%	8.2%
	95.4%	98.4%	92.3%	96.7%
Income from operations	4.6%	1.6%	7.7%	3.3%

Other income (expense), net
Interest expense	(1.8%)	(2.3%)	(1.8%)	(2.4%)
Change in fair value of derivative liabilities	(2.9%)	0.1%	(2.9%)	0.0%
Other income, net	0.1%	0.2%	0.1%	0.2%
Other income (expense), net	(4.6%)	(2.0%)	(4.6%)	(2.2%)

(Loss) income before income taxes	(0.0%)	(0.4%)	3.1%	1.1%

Federal and state income taxes, net	0.6%	0.2%	0.8%	0.2%

Net (loss) income	(0.6%)	(0.6%)	2.3%	0.9%

For the Six Months Ended December 31, 2016 compared to the Six Months Ended December 31, 2015

Sales, net. Sales, net, for the six months ended December 31, 2016 and 2015 were $25.1 million and $19.9 million, respectively, an increase of 26.2%, and are comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2016	2015	2016 vs 2015	2016 vs 2015
	(amounts in thousands)
Contract Manufacturing:
US Customers	$ 19,528	$ 15,007	$ 4,521	30.1%
International Customers	4,398	3,629	769	21.2%
Net sales, Contract Manufacturing	23,926	18,636	5,290	28.4%

Branded Nutraceutical Products:
US Customers	90	232	(142)	(61.2%)
International Customers	196	175	21	12.0%
Net sales, Branded Nutraceutical Products	286	407	(121)	(29.7%)

Other Nutraceuticals:
US Customers	762	802	(40)	(5.0%)
International Customers	79	14	65	464.3%
Net sales, Other Nutraceuticals	841	816	25	3.1%

Total net sales	$ 25,053	$ 19,859	$ 5,194	26.2%

For the six months ended December 31, 2016 and 2015 a significant portion of our consolidated net sales, approximately 92% and 89%, respectively, were concentrated among two customers, Herbalife and Life Extension, customers in our Contract Manufacturing Segment. Herbalife and Life Extension represented approximately 42% and 54% and 39% and 57%, respectively of our Contract Manufacturing Segment’s net sales in the six months ended December 31, 2016 and 2015, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 57% and 62% of net sales in the six months ended December 31, 2016 and 2015, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $5.2 million was primarily the result of:

●

Net sales increase in our Contract Manufacturing Segment by $5.3 million primarily due to increased sales volumes to our major customers, Herbalife and Life Extension, in the six months ended December 31, 2016, of approximately $2.8 million and $2.4 million, respectively compared to the comparable prior period.

●

Net sales in our Branded Nutraceutical Segment decreased by approximately $0.1 million in the six months ended December 31, 2016, primarily as the result of the release of an estimated sales allowance of approximately $0.1 million in the six months ended December 31, 2015, for a customer the Company has not done business with in the past five years with no such release in the six months ended December 31, 2016.

Cost of sales. Cost of sales increased by $3.8 million to $21.4 million for the six months ended December 31, 2016, as compared to $17.6 million, an increase of 22%, for the six months ended December 31, 2015. As a percentage of sales to 85.5% for the six months ended December 31, 2016 as compared to 88.5% for the six months ended December 31, 2015. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 26%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales of $5.3 million in the Contracting Manufacturing Segment resulting in the absorption of the fixed manufacturing overhead costs of this segment. There were no significant changes in the cost of goods sold in our other two segments.

Selling and Administrative Expenses. There was a slight increase in selling and administrative expenses of $56 or approximately 3.4% in the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. As a percentage of sales, net, selling and administrative expenses were approximately 7% and 8% for the six months ended December 31, 2016 and 2015, respectively. The increase in selling and administrative expenses was primarily the result of increased salaries and employee benefits of approximately $87, offset in part by a decrease in marketing and advertising expenses in the Branded Nutraceutical Segment of approximately $35. Salaries and employee benefits increased as the result of salary increases, primarily for the executive officers of the Company. No other expense within our selling and administrative expenses changed by more than $27.

Other income (expense), net. Other income (expense), net was approximately $1.1 million for the six months ended December 31, 2016 compared to $0.4 million for the six months ended December 31, 2015, and is composed of:

	Six months ended
	December 31,
	2016	2015
	(dollars in thousands)
Interest expense	$ (459)	$ (480)
Change in fair value of derivative instruments	(731)	3
Other income	31	50
Other income (expense), net	$ (1,159)	$ (427)

The variance in the change in fair value of derivative liabilities from the six months ended December 31, 2015 to the December 31, 2016 was mainly the result of the increased closing trading price of our common stock from $0.11 as of June 30, 2016 to $0.23 as of December 31, 2016 and the change in the volatility of the closing trading price of our common stock from 63.2% as of June 30, 2016 to 99.3% as of December 31, 2016.  The closing trading price and the volatility of the closing trading price of our common stock are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.  Our interest expense for the six months ended December 31, 2016 was slightly less the for the six months ended December 31, 2015 primarily as the result of decreased non cash interest charges from the accretion for the embedded derivative in our Convertible Note Payable – CD Financial, LLC (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt in this Quarterly Report on Form 10-Q) and the amortization of prepaid financing charges of approximately $69, offset by increased interest expense of approximately $48 on our outstanding debt. The other component of other income (expense) is not significant and did not vary significantly from the six months ended December 31, 2015.

Federal and state income tax, net. For the six months ended December 31, 2016 and 2015, we had federal and state tax expense of approximately $197,000 and $48,000, respectively. We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized. The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the six months ended December 31, 2016 and 2015 was approximately $0.6 million and $0.2 million, respectively. The increase of approximately $0.4 million was primarily the result of our increased operating income of $1.3 million offset by the change in fair value of derivative instruments of approximately $0.7 million and increased income tax expense of approximately $0.2 million.

For the Three Months Ended December 31, 2016 compared to the Three Months Ended December 31, 2015

Sales, net. Sales, net, for the three months ended December 31, 2016 and 2015 were $12.4 million and $10.4 million, respectively, an increase of 18.8%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2016	2015	2016 vs 2015	2016 vs 2015
	(amounts in thousands)
Contract Manufacturing:
US Customers	$ 10,207	$ 8,077	$ 2,130	26.4%
International Customers	1,687	1,814	(127)	(7.0%)
Net sales, Contract Manufacturing	11,894	9,891	2,003	20.3%

Branded Nutraceutical Products:
US Customers	61	84	(23)	(27.4%)
International Customers	101	3	98	3,266.7%
Net sales, Branded Nutraceutical Products	162	87	75	86.2%

Other Nutraceuticals:
US Customers	307	426	(119)	(27.9%)
International Customers	9	9	-	0%
Net sales, Other Nutraceuticals	316	435	(119)	(27.4%)

Total net sales	$ 12,372	$ 10,413	$ 1,959	18.8%

For the three months ended December 31, 2016 and 2015 a significant portion of our consolidated net sales, approximately 92% and 91%, respectively, were concentrated among two customers, Herbalife and Life Extension, customers in our Contract Manufacturing Segment. Herbalife and Life Extension represented approximately 35% and 60% and 31% and 65%, respectively of our Contract Manufacturing Segment’s net sales in the three months ended December 31, 2016 and 2015, respectively.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 53% and 25% of net sales in the three months ended December 31, 2016 and 2015, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $2.0 million was primarily the result of net sales increasing in our Contract Manufacturing Segment primarily due to increased sales volumes to our major customers, Herbalife and Life Extension of approximately $1.1 million and $0.7 million, respectively, in the three months ended December 31, 2016, compared to the comparable prior period.

Cost of sales. Cost of sales increased by $1.5 million to $10.9 million for the three months ended December 31, 2016, as compared to $9.4 million or approximately 16% for the three months ended December 31, 2015. Cost of sales decreased as a percentage of sales to 88.1% for the three months ended December 31, 2016 as compared to 90.6% for the three months ended December 31, 2015. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 19%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales of $2.0 million in the Contracting Manufacturing Segment resulting in the absorption of the fixed manufacturing overhead costs of this segment. There were no significant changes in the cost of goods sold in our other two segments.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $93 in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 or approximately 12%. As a percentage of sales, net, selling and administrative expenses were approximately 7% and 8% for the three months ended December 31, 2016 and 2015, respectively. The increase in selling and administrative expenses was primarily the result of increased salaries and employee benefits of approximately $66 and in other expenses of $29 in the three months ended December 31, 2016 compared to the comparable prior three month period. Salaries and employee benefits increased as the result of salary increases, primarily for the executive officers of the Company (these increases were effective October 1, 2016 and were the first increases for the executive officers in approximately 10 years) and other expenses increased as the result of the release of a contingent liability reducing other expenses by $25 in the three month period ended December 31, 2015, absent this release, other expenses would have increased by $4. No other expense within our selling and administrative expenses changed by more than $10.

Other income (expense), net. Other income (expense), net was approximately $0.6 million and $0.2 million for the three months ended December 31, 2016 and 2015, respectively, and is composed of:

	Three months ended
	December 31,
	2016	2015
	(dollars in thousands)
Interest expense	$ (227)	$ (243)
Change in fair value of derivative instruments	(364)	6
Other income	15	26
Other income (expense), net	$ (576)	$ (211)

The variance in the change in fair value of derivative liabilities from the three months ended December 31, 2015 to the December 31, 2016 was mainly the result of the increased closing trading price of our common stock from $0.15 as of September 30, 2016 to $0.23 as of December 31, 2016. The volatility of the closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument. Our interest expense in the three months ended December 31, 2016 decreased by approximately $16 from the three months ended December 31, 2015, as the result of decreased non cash interest charges from the accretion for the embedded derivative in our Convertible Note Payable – CD Financial, LLC (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt in this Quarterly Report on Form 10-Q) and the amortization of prepaid financing charges of approximately $35, offset by increased interest expense of approximately $19 on our outstanding debt.

Other income decreased by approximately $11 as the result of earning less income from providing back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets.

Federal and state income tax, net. For the three months ended December 31, 2016 and 2015, we had federal and state tax expense of approximately $71 and $20, respectively. We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized. The state income tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net loss. Our net loss for the three months ended December 31, 2016 and 2015 was approximately $77 and $63, respectively.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

For the six months ended
December 31,
	2016	2015
(dollars in thousands)

Net cash provided by (used in) operating activities	$ 547	$ (1,156)
Net cash used in investing activities	$ (83)	$ (38)
Net cash (used in) provided by financing activities	$ (793)	$ 1,183

Cash at end of period	$ 66	$ 60

At December 31, 2016 and June 30, 2016, our working capital was approximately $1.1 million and $0.2 million, respectively. Our current assets increased by $1.0 million and current liabilities increased by approximately $0.1 million, resulting in a net increase in our working capital of $0.9 million.

Net cash provided by operating activities of $0.5 million in the six months ended December 31, 2016, includes net income of approximately $0.6 million. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $1.6 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $1.0 million and was primarily the result of increases in accounts receivable of $1.3 million offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.4 million.

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

Cash used in investing activities of $83 and $38 in the six months ended December 31, 2016 and 2015, respectively, was for the purchase of property and equipment primarily in our Contract Manufacturing Segment.

Cash used in financing activities was approximately $0.8 million for the six months ended December 31, 2016, $23.0 million from advances under our revolving credit facility offset, in part, by repayments of advances under our revolving credit facility of $23.2 million and repayments of principal under our term notes in the amount of $0.5 million.

Cash provided by financing activities was approximately $1.2 million for the six months ended December 31, 2015, $19.0 million from advances under our revolving credit facility offset, in part, by repayments of advances under our revolving credit facility of $17.5 million and repayments of principal under our term notes in the amount of $0.3 million.

As of December 31, 2016, we had cash of $66, funds available under our revolving credit facility of approximately $2.8 million and working capital of approximately $1.1 million. Our working capital includes $4.0 million outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Furthermore, we had income from operations of approximately $1.9 million in the six months ended December 30, 2016. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the period ending December 31, 2017.

Our total annual commitments at December 31, 2016 for long term non-cancelable leases of approximately $0.6 million consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012,

Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of February 10, 2017, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2016 and 2015 were approximately $83 and $0.2 million ($43 funded with proceeds under our convertible line of credit for equipment financing and $0.2 million funded with capitalized lease financing), respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2017. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 10, 2017	By: /s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: February 10, 2017	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice Presiden