Form 10-Q
period 2017-03-31
INTEGRATED BIOPHARMA INC
filed 2017-05-10
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Emerging Growth Company ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark is the Registrant has elected not to use the extended transistion period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2017
Common Stock, $0.002 par value	21,130,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Nine months ended March 31, 2017

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Sales, net	$ 10,654	$ 10,971	$ 35,707	$ 30,830
Cost of sales	9,315	9,647	30,747	27,216

Gross profit	1,339	1,324	4,960	3,614
Selling and administrative expenses	910	874	2,603	2,511

Operating income	429	450	2,357	1,103
Other income (expense), net
Interest expense	(225)	(248)	(684)	(728)
Change in fair value of derivative liabilities	92	(130)	(639)	(127)
Other income, net	10	15	41	65
Other income (expense), net	(123)	(363)	(1,282)	(790)

Income before income taxes	306	87	1,075	313
Income tax expense, net	68	54	265	102

Net income	238	33	810	211
Change in fair value of derivative liability	(92)	-	-	-
Interest expense on Convertible debt-CD Financial, LLC	80	-	-	-
Accretion of Convertible debt - CD Financial, LLC	10	-	-	-
Diluted net income	$ 236	$ 33	$ 810	$ 211

Basic net income per common share	$ 0.01	$ 0.00	$ 0.04	$ 0.01

Diluted net income per common share	$ 0.01	$ 0.00	$ 0.04	$ 0.01

Weighted average common shares outstanding - basic	21,125,952	21,105,174	21,113,696	21,105,174
Add: Equivalent shares oustanding - stock options	1,434,853	176,754	856,927	92,527
Shares issuable upon conversion of Convertible Debt - CD Financial, LLC	8,230,769	-	-	-
Weighted average common shares outstanding - diluted	30,791,574	21,281,928	21,970,623	21,197,701

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2017	2016
Assets
Current Assets:
Cash	$ 196	$ 395
Accounts receivable, net	2,706	3,135
Inventories	7,880	7,756
Investment in iBio, Inc.	501	501
Other current assets	353	283
Total current assets	11,636	12,070

Property and equipment, net	1,654	1,567
Security deposits and other assets	324	448
Total Assets	$ 13,614	$ 14,085

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$ 3,706	$ 4,210
Accounts payable (includes $64 and $331 due to related party)	4,677	5,469
Accrued expenses and other current liabilities	1,120	1,211
Current portion of long term debt	1,033	934
Total current liabilities	10,536	11,824

Long term debt	4,605	5,306
Subordinated convertible note, net - CD Financial, LLC	5,235	5,206
Derivative liabilities	715	76
Total liabilities	21,091	22,412

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,165,074 and 21,140,074 shares issued, 21,130,174 and 21,105,174 shares outstanding	42	42
Additional paid-in capital	44,747	44,707
Accumulated deficit	(52,167)	(52,977)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(7,477)	(8,327)
Total Liabilities and Stockholders' Deficiency	$ 13,614	$ 14,085

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$ 810	$ 211
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	298	260
Accretion of financing instruments and other non-cash interest	78	165
Stock based compensation	37	24
Change in fair value of derivative liabilities	639	127
Gain on sale of fixed assets	-	(3)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	429	(995)
Inventories	(124)	(1,053)
Other current assets	(69)	19
Security deposits and other assets	-	(153)
(Decrease) increase in:
Accounts payable	(792)	908
Accrued expenses and other liabilities	(91)	(327)
Net cash provided by (used in) operating activities	1,215	(817)

Cash flows from investing activities:
Purchase of property and equipment	(310)	(40)
Cash proceeds from sale of equipment	-	2
Net cash used in investing activities	(310)	(38)

Cash flows from financing activities:
Advances under revolving credit facility	34,454	29,623
Repayments of advances under revolving credit facility	(34,958)	(29,869)
Proceeds from sale/lease back	158	-
Proceeds from exercises of stock options	2	-
Proceeds from term note payable	-	1,975
Proceeds from Line of Credit Note	-	43
Repayments under term note payables	(659)	(450)
Repayments under capitalized lease obligations	(101)	(88)
Net cash (used in) provided by financing activities	(1,104)	1,234

Net (decrease) increase in cash	(199)	379
Cash at beginning of period	395	71
Cash at end of period	$ 196	$ 450

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$ 676	$ 535
Income taxes	$ 294	$ 72
Supplemental disclosures of non-cash transactions:
Accretion on embedded derivative feature of convertible note payable	$ 29	$ 76
Amortization of prepaid financing costs	$ 49	$ 89
Financing on capitalized lease obligations	$ -	$ 252

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“Form 10-K”), as filed with the SEC. The June 30, 2016 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results for the full fiscal year ending June 30, 2017 or for any other period.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2,168. The market value of the iBio Stock as of March 31, 2017 was approximately $513 based on the trade price at the close of trading on March 31, 2017.

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

The following options and potentially dilutive shares for convertible notes payable (see Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Anti-dilutive stock options	213,100	694,950	313,100	694,950
Anti-dilutive shares for
convertible notes payable	-	8,230,769	8,230,769	8,230,769

Anti-dilutive shares	213,100	8,925,719	8,543,869	8,925,719

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2017	2016

Raw materials	$ 4,857	$ 4,040
Work-in-process	1,120	2,212
Finished goods	1,903	1,504
Total	$ 7,880	$ 7,756

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2017	2016

Land and building	$ 1,250	$ 1,250
Leasehold improvements	1,264	1,210
Machinery and equipment	5,782	5,536
Transportation equipment	11	11
	8,307	8,007
Less: Accumulated depreciation and amortization	(6,653)	(6,440)
Total	$ 1,654	$ 1,567

Depreciation and amortization expense recorded on property and equipment was $71 and $65 for the three months ended March 31, 2017 and 2016, respectively and $223 and $180 for the nine months ended March 31, 2017 and 2016, respectively. Additionally, the Company disposed of fully depreciated property of $10 and $163 in the nine months ended March 31, 2017 and 2016, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of March 31, 2017 and June 30, 2016, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of March 31, 2017	As of June 30, 2016
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$ 3,706	$ 4,210	4.00%	2/19/2020
Installment Note with PNC Bank	2,664	3,259	4.50%	2/19/2020
Installment Note with PNC Equipment Finance	212	275	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	362	306	3.86% -	3/6/2018-
			11.43%	12/8/2020
Total outstanding debt	9,344	10,450
Less: Revolving Advances	(3,706)	(4,210)
Current portion of long term debt	(1,033)	(934)
Long term debt	$ 4,605	$ 5,306

Convertible Note payable - CD Financial, LLC	$ 5,350	$ 5,350	6.00%	2/29/2020
Discount for embedded derivative	(115)	(144)
Convertible Note payable, net - CD Financial, LLC	$ 5,235	$ 5,206

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (4.00% and 3.50% as of March 31, 2017 and June 30, 2016, respectively). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (4.50% and 4.00% as of March 31, 2017 and June 30, 2016, respectively). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

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

The Revolving Advances are subject to the terms and conditions set forth in the Amended Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $8,000 or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Amended Loan Agreement, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 75%, subject to the provisions in the Amended Loan Agreement, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), minus (iii) the aggregate Maximum Undrawn Amount of all outstanding Letters of Credit, minus (iv) such reserves as PNC may reasonably deem proper and necessary from time to time.

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Revolving Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of March 31, 2017, the Company was in compliance with the fixed charge coverage ratio maintenance requirement.

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

CD FINANCIAL, LLC

On June 27, 2012, the Company entered into an Amended and Restated Securities Purchase Agreement (the “CD SPA”) with CD Financial, which amended and restated the Securities Purchase Agreement, dated as of February 21, 2008, between the Company and CD Financial, pursuant to which the Company issued to CD Financial a 9.5% Convertible Senior Secured Note in the original principal amount of $4,500 (the “Original CD Note”). Pursuant to the CD SPA, the Company issued to CD Financial (i) the Amended and Restated Convertible Promissory Note in the principal amount of $5,350 (the “CD Convertible Note”) and (ii) the Promissory Note in the principal amount of $1,714 (the “Liquidity Note”, and collectively with the CD Convertible Note, the “CD Notes”). The CD Notes originally matured on July 7, 2017, however, on February 19, 2016, the CD Notes were amended to extend the maturity date to February 29, 2020.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of March 31, 2017 and June 30, 2016, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $715 and $76, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	March 31,	June 30,
	2017	2016

Risk Free Interest Rate	1.48%	0.81%
Volatility	104.50%	63.20%
Term	2 years 11 months	3 years 8 months

Dividend Rate	0.00%	0.00%
Closing Price of Common Stock	$ 0.21	$ 0.11

OTHER LONG TERM DEBT

Related Party Debt. On June 27, 2012, MDC and the Company entered into separate promissory notes with (i) Vitamin Realty Associates, LLC (“Vitamin Realty”), and E. Gerald Kay, the Company’s Chief Executive Officer, Chairman of the Board, President and a major shareholder, in the principal amounts of approximately $686 (the “Vitamin Note”) and $27 (the “Kay Note”), respectively (collectively the “Related Party Notes”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey. (See Note 6. Commitments and Contingencies (a) Leases – Related Party Leases). The Kay Note represented amounts owed to Mr. Kay for unreimbursed business expenses incurred by Mr. Kay in the fiscal year ended June 30, 2008. (See Note 7. Related Party Transactions). On May 27, 2016, the Kay Note in the amount of $27 was paid in full, prior to its maturity date of July 7, 2017, after satisfying the conditions set forth in the Amended Loan Agreement and cancelled accordingly. The Vitamin Realty Note matures on February 29, 2020, as amended on February 19, 2016. The Vitamin Realty Note accrues interest at an annual rate of 4% per annum. Interest in respect of the Vitamin Realty Note is payable on the first business day of each calendar month. Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Related Party Notes may only be repaid or prepaid if certain conditions set forth in the Amended Loan Agreement are satisfied.

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

On March 17, 2017, the Company entered into a capitalized lease obligation with First American Equipment Finance (“First American”) in the amount of $158, which lease is secured by certain machinery and equipment and matures on March 17, 2019. The Company sold certain machinery, purchased from an equipment supplier other than First American in the amount of $158,  to First American for $158 and leased it back for monthly payments in the amount of approximately $7 with an imputed interest rate of 3.86%.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended March 31, 2017 and 2016, approximately 87% and 90%, respectively of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 65% and 64% and 24% and 32% of this Segment’s net sales in the three months ended March 31, 2017 and 2016, respectively. A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 5% and 23% of net sales in the three months ended March 31, 2017 and 2016, respectively, of the Branded Nutraceutical Segment.

For each of the nine months ended March 31, 2017 and 2016, approximately 90% of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 58% and 59% and 37% and 36% of this Segment’s net sales in the nine months ended March 31, 2017 and 2016, respectively. A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 73% and 42% of net sales in the nine months ended March 31, 2017 and 2016, respectively, of the Branded Nutraceutical Segment. Accounts receivable from these two major customers represented approximately 91% and 87% of total net accounts receivable as of March 31, 2017 and June 30, 2016, respectively. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 67% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2015 and will expire on August 31, 2018.

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

Rent expense for the three and nine months ended March 31, 2017 and 2016 on these leases were $195 and $199 and $606 and $602, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2017 and June 30, 2016, the Company had an outstanding obligation to Vitamin Realty of $761 and $1,102, respectively, included in accounts payable, accrued expenses and other current liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

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

The minimum rental commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitment	Commitment	Total

2017, remaining	$ 16	$ 141	$ 157
2018	40	563	603
2019	27	563	590
2020	22	563	585
2021	21	563	584
2022	8	563	571
Thereafter	-	1,955	1,955
Total	$ 134	$ 4,911	$ 5,045

Total rent expense, including real estate taxes and maintenance charges, was approximately $226 and $239 and $718 and $724 for the three and nine months ended March 31, 2017 and 2016, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of May 10, 2017, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended March 31, 2017 and 2016 were $2,005 and $1,557, respectively and for the nine months ended March 31, 2017 and 2016 were $6,678 and $5,405, respectively.

Financial information relating to the three months ended March 31, 2017 and 2016 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2017	$ 8,358	$ 1,983	$ 10,341	$ 1,243	$ 70	$ 219
	2016	8,979	1,476	10,455	1,187	65	63
Branded Proprietary Products	2017	31	4	35	(20)	-	-
	2016	42	41	83	(33)	-	-
Other Nutraceutical Businesses	2017	260	18	278	116	1	7
	2016	393	40	433	170	-	-
Total Company	2017	8,649	2,005	10,654	1,339	71	226
	2016	9,414	1,557	10,971	1,324	65	63

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the nine months ended March 31, 2017 and 2016 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2017	$ 27,885	$ 6,381	$ 34,266	$ 4,483	$ 222	$ 302
	2016	23,986	5,105	29,091	3,070	179	292
Branded Proprietary Products	2017	123	199	322	30	-	-
	2016	259	230	489	76	-	-
Other Nutraceutical Businesses	2017	1,021	98	1,119	447	1	7
	2016	1,180	70	1,250	468	1	1
Total Company	2017	29,029	6,678	35,707	4,960	223	309
	2016	25,425	5,405	30,830	3,614	180	293

	Total Assets as of
	March 31,	June 30,
	2017	2016
Contract Manufacturing	$ 11,326	$ 11,853
Branded Proprietary Products	681	676
Other Nutraceutical Businesses	1,607	1,556

Total Company	$ 13,614	$ 14,085

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

For the nine months ended March 31, 2017, our net sales from operations increased by $4.9 million to approximately $35.7 million from approximately $30.8 million in the nine months ended March 31, 2016. Substantially all the increase in net sales was from the Contract Manufacturing Segment ($2.5 million and $2.0 million from our significant customers, Life Extension and Herbalife, respectively), our other two segments had net decreases in net sales of approximately $0.3 million. The increase in sales from our major customers was the result of producing new items resulting in increased volumes. We also increased selling prices on certain items due to increased costs of the raw materials used in those items. For the nine months ended March 31, 2017 we had operating income of approximately $2.4 million, an increase of approximately $1.3 million from the nine months ended March 31, 2016 of approximately $1.1 million. Our profit margins increased from approximately 11.7% of net sales in the nine months ended March 31, 2016 to approximately 13.9% of net sales in the nine months ended March 31, 2017, primarily as a result of increased weighted gross margins in our Contract Manufacturing Segment of approximately 3%. This improvement was the direct result of the increased sales volume while our fixed manufacturing costs remained substantially the same in the year over year reporting period. Our consolidated selling and administrative expenses increased approximately 4% or approximately $0.1 million from approximately $2.5 million for the nine months ended March 31, 2016 to approximately $2.6 million in the nine months ended March 31, 2017.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2017. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2016.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2017	2016	2017	2016

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	87.5%	87.9%	86.1%	88.3%
Selling and administrative	8.5%	8.0%	7.3%	8.1%
	96.0%	95.9%	93.4%	96.4%
Income from operations	4.0%	4.1%	6.6%	3.6%

Other income (expense), net
Interest expense	(2.1% )	(2.3% )	(1.9% )	(2.4% )
Change in fair value of derivative liabilities	0.9%	(1.2% )	(1.8% )	(0.4% )
Other income, net	0.1%	0.1%	0.1%	0.2%
Other income (expense), net	(1.1% )	(3.3% )	(3.6% )	(2.6% )

Income before income taxes	2.9%	0.8%	3.0%	1.0%

Federal and state income taxes, net	0.7%	0.5%	0.7%	0.3%

Net income	2.2%	0.3%	2.3%	0.7%

For the Nine months ended March 31, 2017 compared to the Nine months ended March 31, 2016

Sales, net. Sales, net, for the nine months ended March 31, 2017 and 2016 were $35.7 million and $30.8 million, respectively, an increase of 15.8%, and are comprised of the following:

	Nine months ended		Dollar	Percentage
	March 31,		Change	Change
	2017	2016	2017 vs 2016	2017 vs 2016
	(amounts in thousands)
Contract Manufacturing:
US Customers	$ 27,885	$ 23,986	$ 3,899	16.3%
International Customers	6,381	5,105	1,276	25.0%
Net sales, Contract Manufacturing	34,266	29,091	5,175	17.8%

Branded Nutraceutical Products:
US Customers	123	259	(136)	(52.5%	)
International Customers	199	230	(31)	(13.5%	)
Net sales, Branded Nutraceutical Products	322	489	(167)	(34.2%	)

Other Nutraceuticals:
US Customers	1,021	1,180	(159)	(13.5%	)
International Customers	98	70	28	40.0%
Net sales, Other Nutraceuticals	1,119	1,250	(131)	(10.5%	)

Total net sales	$ 35,707	$ 30,830	$ 4,877	15.8%

For each of the nine months ended March 31, 2017 and 2016 a significant portion of our consolidated net sales, approximately 90%, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 58% and 59% and 37% and 36%, respectively, of our Contract Manufacturing Segment’s net sales in the nine months ended March 31, 2017 and 2016, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 73% and 42% of net sales in the nine months ended March 31, 2017 and 2016, respectively of the Branded Propriety Products Segment.

The increase in net sales of approximately $4.9 million was primarily the result of:

●

Net sales increase in our Contract Manufacturing Segment by $5.2 million primarily due to increased sales volumes to our major customers, Herbalife and Life Extension, in the nine months ended March 31, 2017, of approximately $2.5 million and $2.0 million, respectively compared to the comparable prior period.

●

Net sales in our Branded Nutraceutical Segment decreased by approximately $0.2 million in the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016. The decrease in the Branded Nutraceutical Segment is the primarily the result of a $0.1 million release of an estimated sales allowance for a customer the Company has not done business with in the past five years, with no such release in the nine months ended March 31, 2017. The remaining decrease of approximately $0.1 million is the result of the timing of shipments in our domestic sales base from the first nine months of our fiscal year ending June 30, 2017 into the three months ending June 30, 2017.

●

Net sales in the Other Nutraceutical Segment decreased by approximately $0.1 million, primarily due to a decline in overall sales in Chem International Inc. in the nine month period ended March 31, 2017 compared to the nine month period ended March 31, 2016.

Cost of sales. Cost of sales increased by $3.5 million to $30.7 million for the nine months ended March 31, 2017, as compared to $27.2 million for the nine months ended March 31, 2016, an increase of 13%.  As a percentage of sales, cost of sales was 86.1% for the nine months ended March 31, 2017 as compared to 88.3% for the nine months ended March 31, 2016. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 16%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales of $5.2 million in the Contract Manufacturing Segment resulting in the absorption of the fixed manufacturing overhead costs of this segment. There were no significant changes in the cost of goods sold in our other two segments.

Selling and Administrative Expenses. There was a slight increase in selling and administrative expenses of $92 or approximately 3.7% in the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. As a percentage of sales, net, selling and administrative expenses were approximately 7% and 8% for the nine months ended March 31, 2017 and 2016, respectively. The increase in selling and administrative expenses was primarily the result of increased salaries and employee benefits of approximately $0.1 million, offset in part by a decrease in marketing and advertising expenses in the Branded Nutraceutical Segment of approximately $35. Salaries and employee benefits increased as the result of salary increases, primarily for the executive officers of the Company (these increases were effective October 1, 2016 and were the first increases for the executive officers in approximately 10 years). No other expense within our selling and administrative expenses changed by more than $25.

 Other income (expense), net. Other income (expense), net was approximately $1.3 million expense for the nine months ended March 31, 2017 compared to $0.8 million expense for the nine months ended March 31, 2016, and is composed of:

	Nine months ended
	March 31,
	2017	2016
	(dollars in thousands)
Interest expense	$ (684)	$ (728)
Change in fair value of derivative liabilities	(639)	(127)
Other income	41	65
Other income (expense), net	$ (1,282)	$ (790)

The variance in the change in fair value of derivative liabilities from the nine months ended March 31, 2016 to the nine months ended March 31, 2017 was mainly the result of the increased closing trading price of our common stock from $0.11 as of June 30, 2016 to $0.21 as of March 31, 2017 and the change in the volatility of the closing trading price of our common stock from 63.2% as of June 30, 2016 to 104.5% as of March 31, 2017. The closing trading price and the volatility of the closing trading price of our common stock are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument. Our interest expense for the nine months ended March 31, 2017 was slightly less the for the nine months ended March 31, 2016 primarily as the result of decreased non cash interest charges from the accretion for the embedded derivative in our Convertible Note Payable – CD Financial, LLC (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt in this Quarterly Report on Form 10-Q) and the amortization of prepaid financing charges of approximately $87, offset by increased interest expense of approximately $43 on our outstanding debt. The other component of other income (expense) is not significant and did not vary significantly from the nine months ended March 31, 2016.

Federal and state income tax, net. For the nine months ended March 31, 2017 and 2016, we had federal and state tax expense of approximately $0.3 million and $0.1 million, respectively. We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized. The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the nine months ended March 31, 2017 and 2016 was approximately $0.8 million and $0.2 million, respectively. The increase of approximately $0.6 million was primarily the result of our increased operating income of $1.3 million offset by the change in fair value of derivative instruments of approximately $0.5 million and increased income tax expense of approximately $0.2 million.

For the Three months ended March 31, 2017 compared to the Three months ended March 31, 2016

Sales, net. Sales, net, for the three months ended March 31, 2017 and 2016 were $10.7 million and $11.0 million, respectively, a decrease of 2.9%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2017	2016	2017 vs 2016	2017 vs 2016
	(amounts in thousands)
Contract Manufacturing:
US Customers	$ 8,358	$ 8,979	$ (621)	(6.9%	)
International Customers	1,983	1,476	507	34.3%
Net sales, Contract Manufacturing	10,341	10,455	(114)	(1.1%	)

Branded Nutraceutical Products:
US Customers	31	42	(11)	(26.2%	)
International Customers	4	41	(37)	(90.2%	)
Net sales, Branded Nutraceutical Products	35	83	(48)	(57.8%	)

Other Nutraceuticals:
US Customers	260	393	(133)	(33.8%	)
International Customers	18	40	(22)	(55.0%	)
Net sales, Other Nutraceuticals	278	433	(155)	(35.8%	)

Total net sales	$ 10,654	$ 10,971	$ (317)	(2.9%	)

For the three months ended March 31, 2017 and 2016 a significant portion of our consolidated net sales, approximately 87% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 65% and 64% and 24% and 32%, respectively of our Contract Manufacturing Segment’s net sales in the three months ended March 31, 2017 and 2016, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $0.3 million in the three months ended March 31, 2017 from the three months ended March 31, 2016 was the result of net sales decreasing in our Contract Manufacturing Segment and Other Nutraceuticals Segment by $0.1 million and $0.2 million, respectively. Each of these decreases was the result of decreased sales volume.

Cost of sales. Cost of sales decreased by $0.3 million to $9.3 million for the three months ended March 31, 2017, as compared to $9.6 million for the three months ended March 31, 2016 or approximately 3.4%. Cost of sales decreased as a percentage of sales to 87.5% for the three months ended March 31, 2017 as compared to 87.9% for the three months ended March 31, 2016. The decrease in the cost of goods sold amount is consistent with the decreased net sales of approximately 3%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the change in the product mix sold in our Contract Manufacturing Segment resulting in a lower cost of raw materials in the products sold. There were no significant changes in the cost of goods sold in our other two segments.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $36 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 or approximately 4%. As a percentage of sales, net, selling and administrative expenses were approximately 8.5% and 8% for the three months ended March 31, 2017 and 2016, respectively. The increase in selling and administrative expenses was primarily the result of increased salaries and employee benefits of approximately $47 in the three months ended March 31, 2017 compared to the comparable prior three month period. Salaries and employee benefits increased as the result of salary increases, primarily for the executive officers of the Company (these increases were effective October 1, 2016 and were the first increases for the executive officers in approximately 10 years). No other expense within our selling and administrative expenses changed by more than $15.

Other income (expense), net. Other income (expense), net was approximately $0.1 million and $0.4 million expense for the three months ended March 31, 2017 and 2016, respectively, and is composed of:

	Three months ended
	March 31,
	2017	2016
	(dollars in thousands)
Interest expense	$ (225)	$ (248)
Change in fair value of derivative liabilities	92	(130)
Other income	10	15
Other income (expense), net	$ (123)	$ (363)

The variance in the change in fair value of derivative liabilities from the three months ended March 31, 2016 to the March 31, 2016 was mainly the result of the decreased closing trading price of our common stock from $0.23 as of December 31, 2016 to $0.21 as of March 31, 2017. The volatility of the closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument. Our interest expense in the three months ended March 31, 2017 decreased by approximately $23 from the three months ended March 31, 2016, as the result of decreased non cash interest charges from the accretion for the embedded derivative in our Convertible Note Payable – CD Financial, LLC (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt in this Quarterly Report on Form 10-Q) and the amortization of prepaid financing charges of approximately $18 and decreased interest expense of approximately $5 on our outstanding debt. Other income decreased by approximately $5 as the result of earning less income from providing back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets.

Federal and state income tax, net. For the three months ended March 31, 2017 and 2016, we had federal and state tax expense of approximately $68 and $54, respectively. We continue to maintain a full reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be realized. The state income tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the three months ended March 31, 2017 and 2016 was approximately $0.2 million and $33, respectively. The increase of approximately $0.2 million was primarily the result of the change in the fair value of derivative instruments of approximately $0.2 million.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

For the nine months ended
March 31,
	2017	2016
(dollars in thousands)

Net cash provided by (used in) operating activities	$ 1,215	$ (817)
Net cash used in investing activities	$ (310)	$ (38)
Net cash (used in) provided by financing activities	$ (1,104)	$ 1,234

Cash at end of period	$ 196	$ 450

At March 31, 2017 and June 30, 2016, our working capital was approximately $1.1 million and $0.2 million, respectively. Our current assets decreased by $0.4 million and current liabilities decreased by approximately $1.3 million, resulting in a net increase in our working capital of $0.9 million.

Net cash provided by operating activities of $1.2 million in the nine months ended March 31, 2017, includes net income of approximately $0.8 million. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $1.9 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $0.7 million and was primarily the result of a net decrease in accounts payable and accrued expenses and other liabilities of approximately $0.9 million and an increase in inventories of $0.1 million offset, in part, by a decrease in accounts receivable of $0.4 million.

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

Cash used in investing activities of $0.3 million and $38 in the nine months ended March 31, 2017 and 2016, respectively, was for the purchase of property and equipment primarily in our Contract Manufacturing Segment.

Cash used in financing activities was approximately $1.1 million for the nine months ended March 31, 2017, primarily a result of repayments of advances under our revolving credit facility of $35.0 million and principal payments made under our term notes in the amount of $0.7 million, offset, in part, with $34.5 million received from advances under our revolving credit facility.

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

As of March 31, 2017, we had cash of $0.2 million, funds available under our revolving credit facility of approximately $1.7 million and working capital of approximately $1.2 million. Our working capital includes $3.7 million outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Furthermore, we had income from operations of approximately $2.4 million in the nine months ended March 31, 2017. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements through the next twelve months.

Our total annual commitments at March 31, 2017 for long term non-cancelable leases of approximately $0.6 million consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of May 10, 2017, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for each of the nine months ended March 31, 2017 and 2016 were approximately $0.3 million ($38 funded with proceeds under our convertible line of credit for equipment financing and $0.3 million funded with capitalized lease financing in the nine months ended March 31, 2016). The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2017. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets as of March 31, 2017 and June 30, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 10, 2017	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: May 10, 2017	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President