Form 10-K
period 2017-06-30
INTEGRATED BIOPHARMA INC
filed 2017-09-01
CIK 1016504

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-K

Annual Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2017	Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes | |	No | X |

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

Large accelerated Filer | |	Accelerated Filer | |	Non-accelerated Filer | |	Emerging Growth Company | |	Smaller reporting company | X |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | |	No | X |

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2016 was $2,113,487.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 1, 2017
Common Stock, $.002 par value	21,135,174

DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in this Annual Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company.

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers, under the following brands: Naturally Noni, Peaceful Sleep, Green Envy, FiberCal, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (iv) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.

Significant Revenues from Major Customers

For the fiscal years ended June 30, 2017 and 2016 a significant portion of our consolidated net sales, approximately 91% and 90%, respectively, were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife International of America, Inc. (“Herbalife”), both customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 56% and 39%, respectively, of our Contract Manufacturing Segment’s net sales in each fiscal year ended June 30, 2017 and 2016. Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales, represented approximately 64% and 51% of net sales in the fiscal years ended June 30, 2017 and 2016, respectively, of the Branded Propriety Products Segment. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Variability of Quarterly Results and Impact of Advertising

Advertising and promotional spending for our branded nutraceutical business in the fiscal year ended June 30, 2017 and 2016 was approximately $64,000 and $133,000, respectively. Advertising and promotional spending was substantially curtailed beginning in the fiscal year ended June 30, 2013 as a result of the lack of sales to customers in the domestic club store chains where we supported the sales of our branded propriety nutraceutical products with in store demos as well as promotional discounts. As we continue to support our branded nutraceutical business and pursue regaining distribution in the club stores, we may incur increased advertising and promotional expenses. Such expenses include promotional activities conducted through the retail trade, distributors or directly with consumers, including in-store displays, product placement programs, coupons, radio and print advertising, and other similar activities. Since such expenses may occur in fiscal quarters before increases, if any, in revenues occur as a result of the advertising and promotion, the program may increase variability of our quarterly results. Other factors that also may influence the variability of quarterly results include general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future periods.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2017 and 2016.

Employees

As of September 1, 2017, we had approximately 115 full time employees of whom 75 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 31, 2018. The remaining 40 employees not covered by a collective bargaining agreement consisted of approximately 16 administrative and professional personnel, 12 laboratory personnel, 3 sales and marketing personnel and 9 production and shipping personnel. We consider our relations with our employees to be good.

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

We currently have (i) $11.4 million in senior secured financing ( the “Senior Credit Facility”) under the Loan Agreement, dated as of June 27, 2012 and as amended on February 19, 2016 (the "Amended Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp. (“IHT Properties”), and Vitamin Factory (collectively, the “Borrowers”) and PNC Bank, National Association ("PNC"), (ii) a $5.4 million Amended and Restated Convertible Promissory Note issued by the Company to CD Financial on June 27, 2012 pursuant to the Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012, and as amended on February 19, 2016, between the Company and CD Financial (the "CD SPA"), and (iii) a $1.7 million Promissory Note issued by the Company to CD Financial on June 27, 2012 and as amended on February 19, 2016, pursuant to the CD SPA (the documents referred to in clauses (i), (ii) and (iii) immediately above are referred to herein as the "Financing Agreements").

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

A significant portion of our revenues are concentrated among three customers, Life Extension, Herbalife (customers in our Contract Manufacturing Segment) and Costco (a customer of our Branded Proprietary Products Segment). For the fiscal years ended June 30, 2017 and 2016, approximately 91% and 90%, respectively, of our consolidated net sales were derived from the two major customers in our Contract Manufacturing Segment. The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

We have incurred losses and negative cash flows and could incur losses and negative cash flow in the near term.

Although we have achieved operating income for the past five fiscal years ended June 30, 2017, we have had negative operating cash flows for three out of the past five years and could incur net losses in the near term as well as generate negative cash flow until we can produce consistent sufficient revenues to cover our costs through the sale of our products.

In the current fiscal year ended June 30, 2017, we had net income of approximately $2.4 million and cash flows from our operating activities of approximately $0.4 million. At June 30, 2017, we had cash of approximately $0.1 million and working capital of approximately $1.4 million. Our working capital is lowered by the $4.7 million outstanding under our revolving line of credit with PNC Bank, National Association which is not due until February 2020, but is classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the financial statements included in this Annual Report on Form 10-K). Although we have been able to achieve profitability for the past five fiscal years, we have had negative cash flows from our operating activities in three out of the past five fiscal years ended June 30, 2017. We cannot assure that we will remain profitable, although we have taken several actions to correct the past losses, including increasing sales by 11% in the fiscal year ended June 30, 2017 from the fiscal year ended June 30, 2016, improving our gross margins from 13% in the fiscal year ended June 30, 2016 to 14% in the fiscal year ended June 30, 2017 while maintaining our selling and administrative costs at a 3% increase in the fiscal year ended June 30, 2017 over the comparable prior period ended June 30, 2016. Additionally, in the fiscal year ended June 30, 2016, we refinanced our debt to, among other things, provide for a maturity of 4 years, with approximately 2.5 years remaining as of June 30, 2017.

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

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products that cannot be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. These developments also could increase our costs significantly. For example, the FDA issued rules which became effective in 2008 that imposed substantial new regulatory requirements for dietary supplements, including GMPs. Congress also passed legislation requiring adverse event reporting and related record keeping which imposed additional costs on us. See Item 1. "Description of Business—Government Regulations" for additional information.

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

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2017 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Warehouse and office facilities are leased from Vitamin Realty Associates, LLC. (“Vitamin Realty”). On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of the lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. Also on January 5, 2012, AgroLabs, a wholly-owned subsidiary of the Company, entered into a lease agreement with Vitamin Realty (the “AgroLabs Lease”) for an additional 2,700 square feet of warehouse space in Hillside, New Jersey. The term of this lease was originally to expire on January 31, 2019, however, this lease was amended on May 19, 2014 to extend the term thereof to January 1, 2024. These facilities are leased from Vitamin Realty, which is 100% owned by our Chairman of the Board, Chief Executive Officer and major stockholder and certain of his family members who are also executive officers and directors of the Company. The Second Lease Amendment provides for minimum annual rental payments of $533,000, plus increases in real estate taxes and building operating expenses and the AgroLabs Lease provides for minimum annual lease payments of $27,000 with annual increases plus the proportionate share of operating expenses.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for MDC’s tablet and capsule manufacturing operations.

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida. On June 2, 2017, AgroLabs renewed this lease with minimum annual payments of approximately $15,000. This renewed lease will expire in February 2018.

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

Set forth below are the high and low closing prices of the Common Stock as listed on the NASDAQ Global Market, and as quoted in the Pink Sheets and the OTC Bulletin Board, as applicable:

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED JUNE 30, 2016
First Quarter	$ 0.110	$ 0.080
Second Quarter	$ 0.120	$ 0.085
Third Quarter	$ 0.135	$ 0.085
Fourth Quarter	$ 0.130	$ 0.095

FISCAL YEAR ENDED JUNE 30, 2017
First Quarter	$ 0.180	$ 0.040
Second Quarter	$ 0.230	$ 0.145
Third Quarter	$ 0.340	$ 0.200
Fourth Quarter	$ 0.220	$ 0.170

Holders

As of June 30, 2017, there were approximately 106 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2017 and 2016, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2017, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	2,718,183	$ 0.29	4,341,486
Equity compensation plans not approved by security holders	-	-	-
Totals	2,718,183	$ 0.29	4,341,486

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data and Supplementary Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements set forth under this caption constitute “forward-looking statements.” See “Cautionary Statement Regarding Forward-Looking Statements” on page 3 of this Annual Report on Form 10-K for additional factors relating to such statements.

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

For the fiscal year ended June 30, 2017, our net sales from operations increased by $4.7 million to approximately $47.0 million from approximately $42.2 million in our fiscal year ended June 30, 2016. In the fiscal year ended June 30, 2017, our gross profit of $6.7 million was approximately $1.2 million more than it was for the fiscal year ended June 30, 2016 of approximately $5.5 million, as a result of our cost of goods sold increasing by approximately $3.6 million. Our profit margins increased by 1% in the fiscal year ended June 30, 2017, as a result of improved margins in our Contract Manufacturing Segment by the same 1% primarily from increased net sales of $5.2 million, which sales did not require additional fixed manufacturing overhead costs. We had consolidated selling and administrative expenses of approximately $3.5 million and $3.4 million in the fiscal year ended June 30, 2017 and 2016, respectively. For the fiscal year ended June 30, 2017 and 2016 we had operating income of approximately $3.2 million and $2.1 million, respectively. While our current year results exceeded our expectations for growth, it was primarily driven by our two major customers in the contract manufacturing segment, Life Extension and Herbalife.  While we experienced significant revenue growth within our contract manufacturing segment from Life Extension and Herbalife from 2016 to 2017, our outlook with these two major customers for the fiscal year ended June 30, 2018 may not be replicated and may in fact be subject to decreased volumes.  Our revenues from these two customers is dependent on their demand within their respective distribution channels for the products we manufacture for them.  As in any competitive market, our ability to match or beat other contract manufacturers pricing for the same items may also alter our outlook and the ability to maintain or increase revenues.  We will continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales and expanding our customer base.

In our branded product segment, we are developing new customer relationships focused on the international markets in Canada, Mexico and Asia. We have found that these relationships have taken longer than anticipated to result in product sales as the international regulatory requirements are unique to each market and can change before we are able to close on any sales transactions and such regulatory requirements also result in additional time to clear customs. We are also developing new products to include branded products for solid dosage and in powder format which will be manufactured by MDC and sold using our AgroLabs brand or to our customer contacts developed through selling our branded product under the customer’s labels. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and developing customers. While this sale cycle continues to take longer than management had anticipated, we expect these relationships to contribute to our sales in the fiscal year ending June 30, 2018.

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

●     sales returns and allowances;

●     trade marketing and merchandising;

●     allowance for doubtful accounts;

●     inventory valuation;

●     valuation and recoverablity of long-lived and intangible assets;

●     income taxes and valuation allowances on deferred income taxes; and

●     accruals for, and the probability of, the outcome of current litigation, if any.

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

Trade Marketing and Merchandising

In order to support the Company’s proprietary nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent less than 1% of consolidated net sales in the financial statements contained in this Annual Report on Form 10-K, for each of the fiscal years ended June 30, 2017 and 2016.

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

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. An impairment loss on the Company’s other intangible assets of $0.4 million was identified and recorded in the fiscal year ended June 30, 2016, with no impairment loss identified in the fiscal year ended June 30, 2017.

Deferred Taxes

The Company accounts for income taxes with an asset-and-liability approach that requires the recognition of deferred tax assets for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns.

In the fiscal year ended June 30, 2016, we recorded a valuation reserve in the amount equal to 100% of our deferred tax assets and liabilities generated in the taxable periods ended June 30, 2016. Our management, based on the then current factors relating to our past results of operations, determined that it is more likely than not that we will not have future federal taxable income which would allow us to realize our net deferred tax assets in the near future. In the fiscal year ended June 30, 2017, management determined, that for a portion of our deferred tax assets, based on more recent financial results and past taxable income, that it is more likely than not, that certain of our deferred tax assets will be realized.  Accordingly, management released the valuation reserves relating to those deferred tax assets. This resulted in the recognition of a deferred tax benefit in the fiscal year ended June 30, 2017 in the amount of approximately $0.8 million.

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

Results of Operations (in thousands, except share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2017	2016

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	85.8%	87.0%
Selling and administrative	7.4%	8.0%
Total costs and expenses	93.2%	95.0%
Income from operations	6.8%	5.0%

Other expense, net:
Interest expense	(1.9%)	(2.2%)
Other income (expense):
Change in fair value of derivative instruments	(0.9%)	(0.2%)
Impairment charge on investment in iBio, Inc.	(0.1%)	-
Other income, net	0.1%	0.2%
Total other income (expense)	(0.9%)	0.0%
Total other expense, net	(2.8%)	(2.2%)
Income before income taxes	4.0%	2.8%
Federal and state income tax (benefit) expense, net	(1.0%)	0.5%

Net income	5.0%	2.3%

Year ended June 30, 2017 Compared to the Year ended June 30, 2016

Sales, net. Net sales for the fiscal year ended June 30, 2017 and 2016 were $46,954 and $42,214, respectively, an increase of $4,740 or 11.2%. The increase is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2017	2016	2017 vs 2016	2017 vs 2016
	(dollars in thousands)
Contract Manufacturing:
US Customers	$ 36,176	$ 32,480	$ 3,696	11.4%
International Customers	8,926	7,457	1,469	19.7%
Net sales, Contract Manufacturing	45,102	39,937	5,165	12.9%

Branded Nutraceutical Products:
US Customers	169	330	(161)	(48.8%	)
International Customers	216	339	(123)	(36.3%	)
Net sales, Branded Nutraceutical Products	385	669	(284)	(42.5%	)

Other Nutraceuticals:
US Customers	1,326	1,503	(177)	(11.8%	)
International Customers	141	105	36	34.3%	)
Net sales, Other Nutraceuticals	1,467	1,608	(141)	(8.8%	)

Total net sales	$ 46,954	$ 42,214	$ 4,740	11.2%

For the fiscal years ended June 30, 2017 and 2016, a significant portion of our consolidated net sales, approximately 91% and 90%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 56% and 39%, respectively of our Contract Manufacturing Segment’s net sales in each of the fiscal years ended June 30, 2017 and 2016. Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 64% and 51% of net sales in the fiscal years ended June 30, 2017 and 2016, respectively of the Branded Propriety Products Segment. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $4,740 was primarily the result of:

●

Net sales increased in our Contract Manufacturing Segment by approximately $5.2 million primarily due to increased sales volumes to our major customers, Life Extension and Herbalife, in the fiscal year ended June 30, 2017, of approximately $2.6 million and $1.8 million, respectively compared to the comparable prior period.

●

Net sales in our Branded Nutraceutical Segment decreased by approximately $0.3 million in the fiscal year ended June 30, 2017, compared to the fiscal year ended June 30, 2016. The decrease in the Branded Nutraceutical Segment is the primarily the result of a $0.1 million release of an estimated sales allowance in the fiscal year ended June 30, 2016 for a customer the Company has not done business with in the past five years, with no such release in the fiscal year ended June 30, 2017. The remaining decrease of approximately $0.2 million is the result of a $0.1 million decrease in sales to Costco and another $0.1 million decrease in sales to all other customers. The Costco decrease was the result of discontinuing sales of Green Envy products in the warehouses of Costco Canada and only selling Green Envy products on the Costco Canada website.  This decision was made due to the strong United States Dollar compared to the Canadian Dollar.

●

Net sales in the Other Nutraceutical Segment decreased by approximately $0.1 million due primarily to a decline in overall sales in Chem International, Inc. in the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016.

Cost of sales. Cost of sales increased by $3.6 million to $40.3 million for the fiscal year ended June 30, 2017, as compared to $36.7 million for the fiscal year ended June 30, 2016, an increase of approximately 10%. Cost of sales as a percentage of sales was approximately 86% and 87% for the fiscal years ended June 30, 2017 and 2016, respectively. The increase in the cost of goods sold amount of approximately 10% is consistent with the increased net sales of approximately 11%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales of $5.2 million in the Contracting Manufacturing Segment resulting in the absorption of the fixed manufacturing overhead costs of this segment. There were no significant changes in the cost of goods sold in our other two segments.

Selling and Administrative Expenses. There was a slight increase in selling and administrative expenses of $90 or approximately 2.7% in the fiscal year ended June 30, 2017 as compared to the fiscal year ended June 30, 2016. As a percentage of sales, net, selling and administrative expenses were approximately 7% and 8% for the fiscal year ended June 30, 2017 and 2016, respectively. The increase in selling and administrative expenses was primarily the result of increased salaries and employee benefits of approximately $141, offset in part by a decrease in marketing and advertising expenses in the Branded Nutraceutical Segment of approximately $36. Salaries and employee benefits increased as the result of salary increases, primarily for the executive officers of the Company (these increases were effective October 1, 2016 and were the first increases for the executive officers in approximately 10 years). Our professional fees increased in the fiscal year ended June 30, 2017 by approximately $0.4 million. Our professional fees increased as a result of reversing legal fees expensed in prior fiscal years and no longer owed, in the amount of $0.4 million, in the fiscal year ended June 30, 2016. Additionally, in the fiscal year ended June 30, 2016, we incurred an impairment charge of $0.4 million on the AgroLabs intangible asset, primarily as a result of the continued decline in sales of the original tradenames of Naturally Noni, among other superfruit beverages in the Branded Nutraceutical Segment product line and the strategic shift in offering more functional nutraceutical products such as FiberCal (a fiber and calcium supplement), a joint supplement and other supplements in the form of tablets, such as Biotin, Garcina and Co-Q10 with no such charge in the fiscal year ended June 30, 2017. No other expense within our selling and administrative expenses changed by more than $30.

Other expense, net. Other expense, net was approximately $1.3 million for the fiscal year ended June 30, 2017 compared to $0.9 million for the fiscal year ended June 30, 2016, and is composed of:

	Fiscal Year Ended
	June 30,
	2017	2016
	(dollars in thousands)
Interest expense	$ (911)	$ (953)
Other income (expense):
Change in fair value of derivative liability	(427)	(64)
Impairment charege on investment in iBio, Inc.	(36)	-
Other income, net	43	92
Total other income (expense), net	(420)	28
Other expense, net	$ (1,331)	$ (925)

The variance in the change in fair value of derivative liability from the fiscal year ended June, 2016 to the fiscal year ended June 30, 2017 was mainly the result of the increased closing trading price of our common stock from $0.11 as of June 30, 2016 to $0.19 as of June 30, 2017 and the change in the volatility of the closing trading price of our common stock from 63.2% as of June 30, 2016 to 98.11% as of June 30, 2017. The closing trading price and the volatility of the closing trading price of our common stock are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument. Our interest expense for the fiscal year ended June 30, 2017 was slightly less for the fiscal year ended June 30, 2016 (approximately $42) primarily as the result of decreased noncash interest charges from the accretion for the embedded derivative in our Convertible Note Payable – CD Financial, LLC (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and the amortization of prepaid financing charges of approximately $87, offset by increased interest expense of approximately $39 on our outstanding senior debt.

In the fiscal years ended June 30, 2017 and 2016, we had earned income of $43 and $76 from providing back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets. The balance of other income in the fiscal year ended June 30, 2016 was primarily from the gain on disposal of fixed assets of $15.

Federal and state income tax, net. For the fiscal years ended June 30, 2017 and 2016, we had a state tax expense of approximately $306 and $211, respectively. Additionally, in the fiscal year ended June 30, 2017, we had federal alternative minimum taxes of approximately $30 and a net deferred income tax benefit of approximately $823, resulting in a net tax benefit of $490. We continue to maintain a reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized. The increase in the state tax expense from 2016 to 2017 was the result of increased taxable income for MDC, all of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the fiscal year ended June 30, 2017 and 2016 was approximately $2.3 million and $1.0 million, respectively. The increase of approximately $1.3 million was primarily the result of increased operating income of $1.1 million.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

For the fiscal year ended June 30,
	2017	2016
(dollars in thousands)
Net cash provided by (used in) operating activities	$ 397	$ 594)
Net cash used in investing activities	$ (327)	$ (107)
Net cash (used in) provided by financing activities	$ (333)	$ 1,025
Cash at end of year	$ 132	$ 395

At June 30, 2017, and 2016, the Company had working capital of approximately $1.4 million and $0.2 million, respectively. Our current assets increased by $0.5 million and current liabilities decreased by approximately $0.7 million from June 30, 2016 to June 30, 2017.

Net cash provided by operating activities of $0.4 million in the fiscal year ended June 30, 2017 includes net income of approximately $2.3 million. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, release of accounts payable no longer owed and changes in the fair value of derivative liabilities and the impairment charge on our intangible assets, changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $2.5 million. Cash in the amount of approximately $2.1 million from our working capital assets and liabilities was used in our operating activities and was primarily the result of an increase in accounts receivable of approximately $0.9 million and decreases in accounts payable and accrued expenses and other liabilities of approximately $1.3 million, offset in part by a decrease in inventory of 0.1 million.

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

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $327 and $109 in the fiscal years ended June 30, 2017 and 2016, respectively, offset in the fiscal year ended June 30, 2016 by proceeds received from the sale of fixed assets of $2, a net use of cash approximately $0.2 million.

Cash used in financing activities was approximately $0.3 million for the fiscal year ended June 30, 2017 and consists of; (i) repayments under our revolving credit facility of $44.9 million (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $0.8 million (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $0.1 million under our capitalized lease obligations, offset in part by $45.4 million received from advances under our revolving credit facility and $0.2 million received from a sale leaseback transaction with First American Equipment Finance (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).

Cash provided by financing activities was approximately $1.0 million for the fiscal year ended June 30, 2016 and consists of; (i) repayments under our revolving credit facility of $41.4 million (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $0.6 million (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $0.1 million under our capitalized lease obligations, offset in part by $41.2 million received from advances under our revolving credit facility and $2.0 million received from the refinancing of the term note with PNC (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).

As of June 30, 2017, we had cash of approximately $0.1 million, funds available under our revolving credit facility of approximately $1.6 million and working capital of $1.4 million. Our working capital includes approximately $4.7 million outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K). Furthermore, we had income from operations of approximately $3.2 million in the fiscal year ended June 30, 2017 and net income of approximately $2.3 million. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements through the twelve month period ending September 1, 2018.

Our total annual commitments at June 30, 2017 for long term non-cancelable leases of approximately $0.6 million consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of September 1, 2017, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for each of the fiscal years ended June 30, 2017 and 2016 were approximately $0.4 million ($317 funded with capitalized lease financing in the fiscal year ended June 30, 2016). The Company has budgeted approximately $0.3 million for capital expenditures for fiscal 2018. The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2017  based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission from 1992. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2017.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2017.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2017.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Exhibits and Index

(1)	A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 30 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (7)
3.2	By-Laws of Registrant (5)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (6)
10.1	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (2)
10.2	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB:Manhattan Drug Company, Inc. (9)
10.3	Lease Agreement, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (9)
10.3.1	Amendment of Lease Agreement, dated as of May 19, 2014, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (11)
10.4	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (8)
10.5	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (4)
10.6

Stock Purchase Agreement, dated as of March 17, 2009, by and among Cedarburg Pharmaceuticals, Inc., Purchaser, INB: Hauser Pharmaceutical Services, Inc., Company, INB:Paxis Pharmaceuticals, Inc., and Integrated BioPharma, Inc., Seller. (9)

10.7

Revolving Credit, Term Loan and Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (10)

10.7.1

First Amendment to Revolving Credit, Tem Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (13)

10.8

Term Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $3,727,000. (10)

10.8.1

Amended and Restated Term Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $3,422,160.00. (13)

10.9

Revolving Credit Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $8,000,000. (10)

10.10	Stock Pledge Agreement, dated as of June 27, 2012, between Integrated BioPharma, Inc. and PNC Bank, National Association. (10)
10.11

Intercreditor and Subordination Agreement, dated as of June 27, 2012, between CD Financial, LLC and PNC Bank, National Association, and acknowledged by Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. (10)

10.12	Mortgage and Security Agreement, dated as of June 27, 2012, by IHT Properties Corp. in favor of PNC Bank, National Association. (10)
10.13

Environmental Indemnity Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association (10)

10.14	Amended and Restated Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., and CD Financial, LLC. (10)
10.15

Amended and Restated Subsidiary Guarantee, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and CD Financial, LLC. (10)

10.16

Amended and Restated Convertible Secured Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $5,350,000. (10)

10.17	Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $1,714,000. (10)
10.17.1

First Amendment to Notes dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and CD Financial, LLC in the original principal amounts of $1,714,000.00 and $5,350,000.00. (13)

10.18

Promissory Note, dated as of June 27, 2012, by InB:Manhattan Drug Company, Inc. and Integrated BioPharma, Inc., and payable to the order of Vitamin Realty Associates, LLC, in the original principal amount of $685,985.61. (10)

10.18.1

First Amendment to Amended Restated Promissory Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc. and InB: Manhattan Drug Company, Inc. and Vitamin Realty Associates, LLC in the original principal amount of $685,985.61. (13)

10.19	Convertible Line of Credit Note, dated September 22, 2014, by and among INB: Manhattan Drug Company, Inc. and PNC Equipment Finance LLC in the original principal amount of $350,000 (12)
10.20	Cross Collateralization Agreement, dated September 22, 2014, by and among INB: Manhattan Drug Company, Inc., PNC Bank National Association and PNC Equipment Finance LLC (12)
10.21	Security Agreement, dated September 22, 2014 by and among INB: Manhattan Drug Company, Inc. and PNC Equipment Finance LLC (12)
10.22	Guaranty and Suretyship Agreement, dated September 30, 2014, by and among Integrated BioPharma, Inc. and PNC Equipment Finance LLC (12)

14	Code of Business Ethics (3)
21	Subsidiaries of the Registrant (14)
23.1	Consent of Independent Registered Public Accounting Firm (14)
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
101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2017 and 2016, (ii) Consolidated Balance Sheets as of June 30, 2017 and 2016, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency for the fiscal years ended June 30, 2017 and 2016 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2017 and 2016, and (v) the Notes to Consolidated Statements. (14)

__________________________

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003.
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed with the SEC on September 29, 1997.
(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 28, 2004, as amended on November 10, 2004.
(4)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2007.
(5)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2008.
(6)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008.
(7)

Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2008 and to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 filed with the SEC on September 29, 2003.

(8)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(10)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 8, 2014.
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 7, 2014.
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 19, 2016.
(14)	Filed herewith.

Item 8: Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Integrated BioPharma, Inc.

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”), as of June 30, 2017 and June 30, 2016 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integrated BioPharma, Inc. and Subsidiaries as of June 30, 2017 and June 30, 2016, and the results of their operations and their cash flows for each of the two fiscal years in the periods ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey

September 1, 2017

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2017	2016

Sales, net	$46,954	$42,214

Cost of sales	40,287	36,710

Gross profit	6,667	5,504

Selling and administrative expenses	3,480	3,390

Operating income	3,187	2,114

Other income (expense), net:
Interest expense	(911)	(953)
Change in fair value of derivative liability	(427)	(64)
Impairment on investment in iBio Stock	(36)	-
Other income, net	43	92
Total other expense, net	(1,331)	(925)

Income before income taxes	1,856	1,189

Income tax (benefit) expense, net	(490)	231

Net income	2,346	958
Expenses related to Convertible Debt - CD Financial, LLC:
Change in fair value of derivative liability	427	-
Interest expense, net of taxes	195	-
Amortization of prepaid financing costs, net of taxes	6	-
Accretion of convertible debt	39	-
Diluted net income	$3,013	$958

Basic net income per common share	$0.11	$0.05

Diluted net income per common share	$0.10	$0.05

Weighted average common shares outstanding - basic	21,117,078	21,105,174
Add: Equivalent shares outstanding - stock options	825,893	85,892
Shares issuable upon conversion of Convertible Debt - CD Financial, LLC	8,230,769	-
Weighted average common shares outstanding - diluted	30,173,740	21,191,066

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2017	2016
Current Assets: Assets
Current Assets:
Cash	$132	$395
Accounts receivable, net	4,020	3,135
Inventories	7,645	7,756
Investment in iBio, Inc.	465	501
Other current assets	289	246
Total current assets	12,551	12,033

Property and equipment, net	1,601	1,567
Deferred tax assets, net	823	-
Security deposits and other assets	221	349
Total Assets	$15,196	$13,949

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$4,676	$4,210
Accounts payable (includes $77 and $331 due to a related party)	4,177	5,469
Accrued expenses and other current liabilities	1,184	1,211
Current portion of long term debt, net	1,118	897
Total current liabilities	11,155	11,787

Subordinated convertible note, net - CD Financial, LLC	5,221	5,172
Long term debt, net	4,246	5,241
Derivative liability	503	76
Total Liabilities	21,125	22,276

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized; 21,170,074 and 21,140,174 shares issued and 21,135,074 and 21,105,174, shares outstanding	42	42
Additional paid-in-capital	44,759	44,707
Accumulated deficit	(50,631)	(52,977)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(5,929)	(8,327)
Total Liabilities and Stockholders' Deficiency	$15,196	$13,949

ee accompanying notes to consolidated financial statements. See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

			Additional				Total
	Common Stock		Paid-in-	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Capital	Deficit	Shares	Cost	(Deficiency)

Balance, July 1, 2015	21,140,074	$42	$44,676	$(53,935)	34,900	$(99)	$(9,316)
Compensation expense-employee stock options	-	-	31	-	-	-	31
Net income	-	-	-	958	-	-	958
Balance, June 30, 2016	21,140,074	42	44,707	(52,977)	34,900	(99)	(8,327)
Compensation expense-employee stock options	-	-	49	-	-	-	49
Stock issued upon exercise of stock options	30,000	-	3	-	-	-	3
Net income	-	-	-	2,346	-	-	2,346
Balance, June 30, 2017	21,170,074	$42	$44,759	$(50,631)	34,900	$(99)	$(5,929)

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2017	2016
Cash flows from operating activities:
Net income	$2,346	$958
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	393	351
Impairment of intangible assets	-	404
Release of accounts payable no longer owed	-	(406)
Deferred income taxes	(823)	-
Change in fair value of derivative liability	427	64
Accretion of financing instruments and amortization of prepaid financing costs	105	192
Compensation expense on employee stock options	49	31
Impairment charge on investment in iBio, Inc.	36	-
Allowance for doubtful accounts	(1)	30
Gain on disposal of fixed assets	-	(15)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(884)	(527)
Inventories	111	(1,978)
Prepaid expenses and other assets	(43)	(99)
(Decrease) increase in:
Accounts payable	(1,292)	727
Accrued expenses and other current liabilities	(27)	(326)
Net cash provided by (used in) operating activities	397	(594)
Cash flows from investing activities:
Purchase of property and equipment	(327)	(109)
Proceeds from sale of fixed assets	-	2
Net cash used in investing activities	(327)	(107)
Cash flows from financing activities:
Advances under revolving credit facility	45,385	41,166
Repayments of advances under revolving credit facility	(44,919)	(41,418)
Proceeds from sale/lease back	158	-
Proceeds from exercises of stock options	3	-
Proceeds from Line of Credit Note	-	43
Repayments under term notes payable	(829)	(620)
Repayments under capitalized lease obligations	(131)	(121)
Proceeds from term note payable	-	1,975
Net cash (used in) provided by financing activities	(333)	1,025
Net (decrease) increase in cash	(263)	324
Cash at beginning of fiscal year	395	71
Cash at end of fiscal year	$132	$395

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$884	$745
Income taxes	$366	$168
Supplemental disclosures of non-cash transactions:
Accretion of discount on Convertible Note Payable	$39	$86
Financing on capitalized lease obligations	$-	$317

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers, under the following brands: Naturally Noni, Peaceful Sleep, Green Envy, FiberCal, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (iv) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year presentation. The Company adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on July 1, 2016. To conform to the current year’s presentation, debt issuance costs have been reclassified from Other assets and are now presented as a direct deduction to the carrying amount of the related debt balance as of June 30, 2016. The reclassification had no further effect on the Company’s Consolidated Financial Statements.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

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

Shipping and Handling Costs. Shipping and handling costs were approximately $296 and $302 for the fiscal years ended June 30, 2017 and 2016, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $22 and $29 for the fiscal years ended June 30, 2017 and 2016, respectively.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2017 or 2016.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2017 and 2016 was $99 and $101, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. An impairment loss of approximately $0.4 million was recorded in the fiscal year ended June 30, 2016. No impairment losses were identified or recorded in the fiscal year ended June 30, 2017 on the Company’s other intangible assets.

Other intangible assets consist of trade names, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 13 years to 15 years based on contractual or estimated lives. Other intangible assets of $134 and $235 are included in security deposits and other assets in the consolidated balance sheets as of June 30, 2017 and 2016, respectively.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2.2 million. The market value of the iBio Stock as of June 30, 2017 was approximately $0.5 million based on the trade price at the close of trading on June 30, 2017.

Accounting Pronouncements Recently Adopted

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. This standard was effective for the Company on June 30, 2017.

In April, 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which includes provisions intended to simplify the presentation of debt issuance costs in the financial statements. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance was effective for the Company on July 1, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), that requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. As permitted, the Company early adopted this new standard on June 30, 2017.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU2014-09, “Revenue from Contracts with Customers”, Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This new guidance is effective for the Company beginning on July 1, 2018. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company continues to make progress in its implementation and assessment of the new standard and while the completion of this assessment is still ongoing, based on the progress to date, the Company does not expect the new standard will have a material impact on its revenue recognition accounting policy or its Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), an accounting standard that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This new guidance was effective for the Company on July 1, 2017. The Company does not expect the adoption of this ASU to impact the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance requires recognition of excess tax benefits and deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Currently, excess tax benefits are recognized in equity. In addition, these amounts will be classified as an operating activity in the Statement of Cash Flows instead of as a financing activity.

In October, 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the requirement to defer recognition of income taxes on intra-entity transfers until the asset is sold to an outside party. The new guidance requires the recognition of current and deferred income taxes on intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. The guidance is effective for the Company on July 1, 2019 and early adoption is permitted. The standard requires a “modified retrospective” adoption, meaning the standard is applied through a cumulative adjustment in retained earnings as of the beginning of the period of adoption. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

For the years ended June 30, 2016 and 2017, the Company did not recognized any excess tax benefits in equity. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard, as any excess tax benefits recognized would be dependent on future stock prices, employee exercise behavior and applicable tax rates. The new guidance was effective for the Company beginning on July 1, 2017.

In August, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance is effective for the Company on July 1, 2018 and early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features. The amendments are effective for the Company on July 1, 2019 for the fiscal year ended June 30, 2020, and the interim periods within it. Early adoption is available. The Company is currently evaluating the impact on the Company’s Consolidated Financial Statements.

Note 3. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

	June 30,
	2017	2016

Raw materials	$3,847	$4,040
Work-in-process	1,963	2,212
Finished goods	1,835	1,504
Total	$7,645	$7,756

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2017	2016

Land and building	$1,250	$1,250
Leasehold improvements	1,268	1,210
Machinery and equipment	5,777	5,536
Transportation equipment	11	11
	8,306	8,007
Less: Accumulated depreciation and amortization	(6,705)	(6,440)
Total	$1,601	$1,567

Depreciation and amortization expense was $292 and $246 for the fiscal years ended June 30, 2017 and 2016, respectively. In the fiscal years ended June 30, 2017 and 2016, the Company disposed of fully depreciated property and equipment with an original cost of $28 and $220.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of June 30, 2017 and 2016, the Company had the following debt outstanding:

	Principal Amount		Interest Rate			Maturity Date
	June 30,
	2017	2016
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$4,676	$4,210		4.25%			2/19/2020
Installment Note with PNC Bank	2,542	3,259		4.75%			2/19/2020
Installment Note with PNC Equipment Finance, LLC	190	275		4.57%			7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714		6.00%			2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686		4.00%			2/29/2020
Capitalized lease obligations	307	306	3.86%	-	11.43%	3/6/2018	-	12/8/2020
Total outstanding debt	10,115	10,450
Less: Revolving Advances	(4,676)	(4,210)
Prepaid financing costs	(75)	(102)
Current portion of long term debt, net	(1,118)	(897)
Long term debt, net	$4,246	$5,241

Convertible Note payable - CD Financial, LLC	$5,350	$5,350		6.00%			2/29/2020
Less: Discount for embedded derivative	(105)	(144)
Prepaid financing costs	(24)	(34)
Convertible Note payable, net - CD Financial, LLC	$5,221	$5,172

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (4.25% as of June 30, 2017 and 3.50% as of June 30, 2016). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (4.75% as of June 30, 2017 and 4.00% as of June 30, 2016). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

The principal balance of the Revolving Advances is payable on the Senior Maturity Date, subject to acceleration, based upon a material adverse event clause, as defined, subjective accelerations for borrowing base reserves, as defined or upon the occurrence of any event of default under the

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Revolving Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of June 30, 2017, the Company was in compliance with the fixed charge coverage ratio maintenance requirement.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of June 30, 2017 and 2016, the related embedded derivative liability with respect to the CD Convertible Note has an estimated fair value of $503 and $76, respectively.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	June 30,
	2017	2016

Risk Free Interest Rate	1.49%	0.81%
Volatility	98.11%	63.20%
Term	2 years 8 Months	3 years 8 Months
Dividend Rate	0.00%	0.00%
Closing Price of Common Stock	$0.19	$0.11

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

OTHER LONG TERM DEBT

Related Party Debt. On June 27, 2012, MDC and the Company entered into a promissory note with Vitamin Realty Associates, LLC (“Vitamin Realty”) in the principal amounts of approximately $686 (the “Vitamin Note”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey. (See Note 10. Commitments and Contingencies (a) Leases – Related Parties Leases).  The Vitamin Note matures on February 29, 2020, as amended on February 19, 2016. The Vitamin Note accrues interest at an annual rate of 4% per annum. Interest in respect of the Vitamin Note is payable on the first business day of each calendar month. Pursuant to the terms of the Loan Agreement, during the effectiveness of the Senior Credit Facility, the Vitamin Note may only be repaid or prepaid if certain conditions set forth in the Amended Loan Agreement are satisfied.

Capitalized Lease Obligations. On November 20, 2016, the capitalized lease obligation the Company entered into on December 5, 2013 with De Lage Landen Financial Services in the amount of $72, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $2 and had an imputed interest rate of 5.3%.

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

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2017 and 2016 are presented below:

	For the Fiscal Year Ended June 30,
	2017	2016

Interest on Senior Debt	$287	$248
Interest on CD Convertible Note and Liquidity Note - CD Financial	430	430
Amortization of prepaid financing costs	66	106
Accretion of discount on Convertible Note - CD Financial	39	86
Other related parties	28	29
Interest on capitalized lease obligations	25	13
Interest on PNC Equipment Finance LLC Term Note	13	13
Interest on Line of Credit Note with PNC Equipment Finance LLC	-	1
Other interest expense	23	27
Interest Expense	$911	$953

The weighted average interest rate paid was 4.86% and 4.74% in the fiscal years ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, the Company had accrued unpaid interest of approximately $57 and $145, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Note 7. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2017	2016
Deferred Tax Assets
Net operating loss	$13,314	$13,967
Capital loss carryover	31	31
Valuation adjustment on investment in iBio, Inc.	707	695
Depreciation	(269)	(166)
Inventory	139	156
Change in estimated fair value of derivative liability	201	31
Other	94	-
Valuation allowance	(13,394)	(14,714)
Total deferred tax asset, net	$823	$-

Net operating losses (“NOL”) of approximately $35,600 will expire beginning in 2024 for federal purposes. State NOL’s of approximately $15,200 expire beginning in 2017 through 2032 depending on the state in which the NOL’s were generated. The Company also has capital losses of $77 which expire in 2020. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns are filed on a stand-alone basis for the Company and its subsidiaries. MDC has fully utilized its state NOL’s resulting in taxable income on a state level basis.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability.

Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past taxable losses and inconsistent taxable income in the past few years, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. The valuation allowance was increased to the full carrying amount of the Company’s deferred tax assets in the fiscal year ended June 30, 2009. As of June 30, 2017, management determined that certain of the Company’s deferred tax assets were “more likely than not” to be realizable and the Company recognized a deferred tax benefit of approximately $0.8 million related to the release of the valuation allowance on those assets. The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2017	2016

Current - Federal	$30	$20
Current - State and local	306	211
Deferred - Federal and state	495	114
Change in valuation allowance	(1,321)	(114)
Income tax (benefit) expense, net	$(490)	$231

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the fiscal year
	ended June 30,
	2017	2016
Statutory federal income tax rate	34%	34%
Statutory state income tax rate	6%	6%
Effective state income tax rate	10%	12%
Change in valuation allowance	(79)%	(36)%
Non-deductible expenses	3%	3%
Effective income tax rate	(26)%	19%

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2017. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2017 and 2016.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2016 are currently open. The tax returns for the year ended June 30, 2017 will be filed by March 15, 2018.

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions.  For the fiscal years ended June 30, 2017 and 2016, the Company contributed approximately $62 and $66, respectively, into the plan for the benefit of the eligible employees participating in the plan.

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2017, the Company had no uninsured deposits at these financial institutions.

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

(c) Major Customers. For the fiscal years ended June 30, 2017 and 2016 approximately 91% and 90%, respectively, of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 56% and 39% of this Segment’s net sales in each of the fiscal years ended June 30, 2017 and 2016. A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales represented approximately 64% and 51% of net sales in the fiscal years ended June 30, 2017 and 2016, respectively of the Branded Nutraceutical Segment. Accounts receivable from these customers represented approximately 61% and 87% of total net accounts receivable as of June 30, 2017 and 2016, respectively. The loss of any of these major customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 65% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2015 and will expire on August 31, 2018.

Note 10. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, Chief Executive Officer and major stockholder and certain family members, who are also executive officers and directors of the Company. On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an Amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which expires on January 31, 2019, to extend the expiration date to January 1, 2024. This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for the fiscal years ended June 30, 2017 and 2016 on these leases were $819 and $813, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. For the fiscal years ended June 30, 2017 and 2016, the Company had outstanding rent obligations to Vitamin Realty of $0.8 million and $1.1 million, respectively, included in accounts payable and long term debt in the accompanying Consolidated Balance Sheet. (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

The minimum rental and lease commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitments	Commitments	Total

2018	$45	$563	$608
2019	27	563	590
2020	22	563	585
2021	21	563	584
2022	8	563	571
Thereafter	-	1,955	1,955
Total	$123	$4,770	$4,893

Total rent expense, including real estate taxes and maintenance charges, was approximately $967 and $975 in the fiscal years ended June 30, 2017 and 2016, respectively.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of September 1, 2017, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Note 11. Related Party Transactions

See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt for related party securities transactions.

See Note 10(a) - Leases for related party lease transactions.

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plan. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the purchase of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended (the "Plan"). Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms.  As of June 30, 2017, the Company has 4,341,486 shares of common stock remaining under the Plan.

In November 2016, the Board of Directors authorized 200,000 stock options which were issued to the Company’s non-officer directors with an exercise price ranging from $0.23 to $0.25, with 42% vesting immediately and the remaining 58% vesting over seven (7) months, with a term of ten years (50,000 stock options had a term of three (3) months due to the resignation of the optionee).  During the fiscal year ended June 30, 2017, the Company incurred stock compensation expense of approximately $33 on these options.

The Company used the following assumptions to calculate the fair value of approximately $34 of the stock option grants using the Black-Scholes option pricing model on the grant date:

Risk Free Interest Rate	0.44%	to	2.34%
Volatility	66.9%	to	112.3%
Term	3 months	to	10 years
Dividend Rate		0.00%
Closing Price of Common Stock		$0.23

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

During the fiscal year ended June 30, 2017 and 2016, the Company incurred stock compensation expense of approximately $49 and $31, respectively. The Company expects to record additional stock compensation expense of approximately $15 related to unvested stock options issued under the Plan over the estimated weighted average remaining vesting period of less than one year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

The following options and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for fiscal years ended June 30, 2017 and 2016:

	Fiscal Year Ended
	June 30,
	2017	2016

Anti-dilutive shares for stock options	313,100	694,950
Anti-diluative shares for convertible note	-	8,230,769
Total anti-dilutive shares	313,100	8,925,719

The intrinsic value of options outstanding and exercisable at June 30, 2017 and 2016 was $194 and $31, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2015	3,072,950	$0.52
Granted	-	-
Exercised	-	-
Terminated	(80,000)	0.17
Expired	(122,000)	3.63
Outstanding as of June 30, 2016	2,870,950	0.40
Granted	200,000	0.24
Exercised	(30,000)	0.09
Terminated	(271,667)	0.24
Expired	(51,100)	6.82
Outstanding as of June 30, 2017	2,718,183	$0.29

Exercisable at June 30, 2016	2,383,617	$0.46
Exercisable at June 30, 2017	2,506,683	$0.30

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2017 under the Company’s stock option plans:

					Weighted
				Weighted	Average		Weighted
				Average	Remaining		Average
Range of				Exercise	Contractual		Exercise
Exercise Price			Outstanding	Price	Life (years)	Exercisable	Price
$0.09	-	$0.10	1,956,333	$ 0.09	7.8	1,744,833	$ 0.09
$0.14	-	$0.15	448,750	0.14	1.5	448,750	0.14
$0.23	-	$0.25	150,000	0.24	9.4	150,000	0.24
$3.05	-	$3.05	158,600	3.05	0.4	158,600	3.05
$3.36	-	$3.36	4,500	3.36	0.4	4,500	3.36
$0.09	-	$3.36	2,718,183	$ 0.29	5.6	2,506,683	$ 0.30

Note 13. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the fiscal years ended June 30, 2017 and 2016 were $9,283 and $7,901, respectively.

Financial information relating to the fiscal years ended June 30, 2017 and 2016 operations by business segment are as follows:

					Segment
		Sales, Net			Gross
		U.S.	International		Profit		Capital	Total
		Customers	Customers	Total	(Loss)	Depreciation	Expenditures	Assets
Contract	2017	$36,176	$8,926	$45,102	$6,174	$290	$319	$12,134
Manufacturing	2016	32,480	7,457	39,937	4,854	244	439	11,761

Branded Proprietary	2017	169	216	385	(53)	-	-	784
Products	2016	330	339	669	73	-	-	676

Other Nutraceutical	2017	1,326	141	1,467	546	2	8	2,278
Businesses	2016	1,503	105	1,608	577	2	1	1,512

Total	2017	37,671	9,283	46,954	6,667	292	327	15,196
Company	2016	34,313	7,901	42,214	5,504	246	440	13,949

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 1, 2017	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: September 1, 2017	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer