Form 10-Q
period 2017-09-30
INTEGRATED BIOPHARMA INC
filed 2017-11-09
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Emerging growth company ☐ 	Smaller reporting company ☑

If an emerging growth company, indicate by check mark is the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No __X__

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 9, 2017
Common Stock, $0.002 par value	21,135,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2017

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2017 and in other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2017	2016

Sales, net	$9,770	$12,681

Cost of sales	8,765	10,529

Gross profit	1,005	2,152

Selling and administrative expenses	794	793

Operating income	211	1,359

Other income (expense), net:
Interest expense	(233)	(232)
Change in fair value of derivative liabilities	(118)	(368)
Impairment on investment in iBio, Inc.	(83)	-
Other income, net	-	16
Total other expense, net	(434)	(584)

(Loss) income before income taxes	(223)	775

Income tax (benefit) expense, net	(44)	126

Net (loss) income	$(179)	$649

Basic net (loss) income per common share	$(0.01)	$0.03

Diluted net (loss) income per common share	$(0.01)	$0.03

Weighted average common shares outstanding - basic	21,135,174	21,105,174
Add: Equivalent shares outstanding	-	77,712
Shares issuable upon conversion of Convertible Debt - CD Financial, LLC	-	-
Weighted average common shares outstanding - diluted	21,135,174	21,182,886

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2017	2017
Assets
Current Assets:
Cash	$284	$132
Accounts receivable, net	2,673	4,020
Inventories	7,042	7,645
Other current assets	636	754
Total current assets	10,635	12,551

Property and equipment, net	1,632	1,601
Deferred tax assets, net	877	823
Security deposits and other assets	237	221
Total Assets	$13,381	$15,196

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$3,904	$4,676
Accounts payable (includes $77 due to related party)	3,722	4,177
Accrued expenses and other current liabilities	1,208	1,184
Current portion of long term debt, net	1,031	1,118
Total current liabilities	9,865	11,155

Subordinated convertible note, net - CD Financial, LLC	5,233	5,221
Long term debt, net	3,766	4,246
Derivative liability	621	503
Total liabilities	19,485	21,125

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,170,074 and 21,135,174 shares issued and outstanding, respectively	42	42
Additional paid-in capital	44,763	44,759
Accumulated deficit	(50,810)	(50,631)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(6,104)	(5,929)
Total Liabilities and Stockholders' Deficiency	$13,381	$15,196

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2017	2016
Cash flows provided by operating activities:
Net (loss) income	$(179)	$649
Adjustments to reconcile net (loss) income to net cash
from operating activities:
Depreciation and amortization	100	97
Accretion of financing instruments and other non cash interest	26	26
Stock based compensation	4	4
Change in valuation allowance of deferred tax assets	(54)	-
Impairment charge on investment in iBio, Inc.	83	-
Change in fair value of derivative liabilities	118	368
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,347	(630)
Inventories	603	(324)
Other current assets	35	17
Security deposits and other assets	(48)	-
(Decrease) increase in:
Accounts payable	(455)	(640)
Accrued expenses and other liabilities	24	(93)
Net cash provided by (used in) operating activities	1,604	(526)

Cash flows from investing activities:
Purchase of property and equipment	(107)	(41)
Net cash used in investing activities	(107)	(41)

Cash flows from financing activities:
Advances under revolving credit facility	9,997	12,556
Repayments of advances under revolving credit facility	(10,768)	(11,881)
Repayments under term note payables	(544)	(372)
Repayments under capitalized lease obligations	(30)	(39)
Net cash (used in) provided by financing activities	(1,345)	264

Net increase (decrease) in cash	152	(303)
Cash at beginning of period	132	395
Cash at end of period	$284	$92

Supplemental disclosures of cash flow information:
Interest paid	$198	$195
Income taxes paid	$-	$117

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“Form 10-K”), as filed with the SEC. The June 30, 2017 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results for the full fiscal year ending June 30, 2018 or for any other period.

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

Significant Accounting Policies

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), an accounting standard that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This new guidance was effective for the Company on July 1, 2017.  There was no impact on the Company’s condensed consolidated financial statements as the result of the adoption of this ASU.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Aside from the adoption of ASU No. 2015-11, as described above, there have been no material changes during fiscal year 2018 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2,287. The market value of the iBio Stock as of September 30, 2017 was approximately $382 based on the trade price at the close of trading on September 30, 2017.

Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), as amended on February 16, 2016, all the net proceeds from the sale of any of the iBio Stock is to be used to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement. (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

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

The following options and potentially dilutive shares for convertible notes payable (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016

Anti-dilutive stock options	2,692,017	674,950
Anti-dilutive shares for
convertible notes payable	8,230,769	8,230,769
Total anti-dilutive shares	10,922,786	8,905,719

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2017	2017

Raw materials	$3,798	$3,847
Work-in-process	1,314	1,963
Finished goods	1,930	1,835
Total	$7,042	$7,645

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2017	2017

Land and building	$1,250	$1,250
Leasehold improvements	1,268	1,268
Machinery and equipment	5,868	5,777
Transportation equipment	11	11
	8,397	8,306
Less: Accumulated depreciation and amortization	(6,765)	(6,705)
Total	$1,632	$1,601

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2017 and 2016 was $75 and $72, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

 Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of September 30, 2017 and June 30, 2017, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of September 30, 2017	As of June 30, 2017
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$3,904	$4,676	4.25%	2/19/2020
Installment Note with PNC Bank	2,039	2,542	4.75%	2/19/2020
Installment Note with PNC Equipment Finance, LLC	168	190	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	257	307	3.86% -11.43%	3/6/2018 -12/08/2020
Total outstanding debt	8,768	10,115
Less: Revolving Advances	(3,904)	(4,676)
Prepaid financing costs	(67)	(75)
Current portion of long term debt, net	(1,031)	(1,118)
Long term debt, net	$3,766	$4,246

Convertible Note payable - CD Financial, LLC	$5,350	$5,350	6.00%	2/29/2020
Less: Discount for embedded derivative	(95)	(105)
Prepaid financing costs	(22)	(24)
Convertible Note payable, net - CD Financial, LLC	$5,233	$5,221

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (4.25% as of September 30 and June 30, 2017). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (4.75% as of September 30 and June 30, 2017). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Revolving Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of September 30, 2017, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of September 30, 2017 and June 30, 2017, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $621 and $503, respectively.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	September 30,	June 30,
	2017	2017

Risk Free Interest Rate	1.53%	1.49%
Volatility	101.70%	98.11%
Term	2 years 5 months	2 years 8 months
Dividend Rate	0.00%	0.00%
Closing Price of Common Stock	$0.22	$0.19

OTHER LONG TERM DEBT

Related Party Debt. On June 27, 2012, MDC and the Company entered into a promissory note with Vitamin Realty Associates, LLC (“Vitamin Realty”) in the principal amount of approximately $686 (the “Vitamin Note”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey. (See Note 6. Commitments and Contingencies (a) Leases – Related Parties Leases). The Vitamin Note matures on February 29, 2020, as amended on February 19, 2016. The Vitamin Note accrues interest at an annual rate of 4% per annum. Interest in respect of the Vitamin Note is payable on the first business day of each calendar month. Pursuant to the terms of the Amended Loan Agreement, during the effectiveness of the Senior Credit Facility, the Vitamin Note may only be repaid or prepaid if certain conditions set forth in the Amended Loan Agreement are satisfied.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2017 and 2016, approximately 91% in each period of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 63% and 32% in the three months ended September 30, 2017 and 48% for each of these two major customers in the three months ended September 30, 2016. Accounts receivable from these two major customers represented approximately 88% and 61% of total net accounts receivable as of September 30 and June 30, 2017, respectively. A third customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 10% and 67% of net sales in the three months ended September 30, 2017 and 2016, respectively, of the Branded Nutraceutical Segment. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 66% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2015 and will expire on August 31, 2018.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 6. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, Chief Executive Officer and major stockholder and certain of his family members, who are also executive officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an Amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to January 1, 2024. This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for the three months ended September 30, 2017 and 2016 on these leases were $201 and $197 respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2017 and June 30, 2017, the Company had an outstanding obligation to Vitamin Realty of $786 and $763, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

The minimum rental commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitment	Commitment	Total

2018, remaining	$34	$422	$456
2019	27	563	590
2020	22	563	585
2021	21	563	584
2022	8	563	571
2023	-	563	563
Thereafter	-	1,392	1,392
Total	$112	$4,629	$4,741

Total rent expense, including real estate taxes and maintenance charges, was approximately $242 and $237 for the three months ended September 30, 2017 and 2016, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of November 9, 2017, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Note 7. Related Party Transactions

See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt for related party securities and debt transactions.

See Note 6(a). Leases for related party lease transactions.

Note 8. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended September 30, 2017 and 2016 were $1,658 and $2,876, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended September 30, 2017 and 2016 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract	2017	$7,822	$1,583	$9,405	$835	$74	$93
Manufacturing	2016	9,321	2,711	12,032	1,897	71	41

Branded Proprietary	2017	19	11	30	32	1	13
Products	2016	30	95	125	34	-	-

Other Nutraceutical	2017	271	64	335	138	-	1
Businesses	2016	454	70	524	221	1	-

Total	2017	8,112	1,658	9,770	1,005	75	107
Company	2016	9,805	2,876	12,681	2,152	72	41

	Total Assets as of
	September 30,	June 30,
	2017	2017
Contract Manufacturing	$10,426	$12,134
Branded Proprietary Products	804	784
Other Nutraceutical Businesses	2,151	2,278
Total Company	$13,381	$15,196

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States, Luxembourg and Canada.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

For the three months ended September 30, 2017, our net sales from operations decreased by $2.9 million to approximately $9.8 million from approximately $12.7 million in the three months ended September 30, 2016. Substantially all the decrease in net sales was from the Contract Manufacturing Segment of $2.6 million ($2.9 million from our significant customer Herbalife offset by increased sales to other customers), while our other two segments, Branded Nutraceutical Segment and Other Nutraceuticals Segment, had decreased sales of $0.1 million and $0.2 million, respectively. The decline in sales in the three months ended September 30, 2017 was due to a scheduled shut down of Herbalife’s logistics software in August 2017, some shipments originally scheduled for the three months ended September 30, 2017 were requested by Herbalife to be shipped in the months of June and July 2017. For the three months ended September 30, 2017 we had operating income of approximately $0.2 million, a decrease of approximately $1.2 million from the three months ended September 30, 2016 of approximately $1.4 million. Our profit margins decreased from approximately 17% of net sales in the three months ended September 30, 2016 to 10.3% of net sales in the three months ended September 30, 2017, primarily as a result of the decreased sales in our Contract Manufacturing Segment of approximately $2.6 million. This decline in margins was the direct result of the decreased sales in the Contract Manufacturing Segment while our fixed manufacturing costs remained substantially the same in the year over year reporting period. We maintained our consolidated selling and administrative expenses at approximately $0.8 million in each of the three months ended September 30, 2017 and 2016.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2017. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2017.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2017		2016

Sales, net	100.0%		100.0%

Costs and expenses:
Cost of sales	89.7%		83.0%
Selling and administrative	8.1%		6.3%
	97.8%		89.3%
Operating income	2.2%		10.7%

Other expense, net
Interest expense	(2.4%	)	(1.8% )
Impairment on investment in iBio, Inc.	(0.8%	)	-
Change in faive value of derivative liabilities	(1.2%	)	(2.9% )
Other income, net	-		0.1%
Other expense, net	(4.4%	)	(4.6% )

(Loss) income before income taxes	(2.2%	)	6.1%

Income tax (benefit) expense, net	(0.4%	)	1.0%

Net (loss) income	(1.8%	)	5.1%

For the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Sales, net. Sales, net, for the three months ended September 30, 2017 and 2016 were $9.8 million and $12.7 million, respectively, a decrease of 23.0%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	September 30,		Change	Change
	2017	2016	2017 vs 2016	2017 vs 2016
	(amounts in thousands)
Contract Manufacturing:
US Customers	$7,822	$9,321	$(1,499)	(16.1%	)
International Customers	1,583	2,711	(1,128)	(41.6%	)
Net sales, Contract Manufacturing	9,405	12,032	(2,627)	(21.8%	)

Branded Nutraceutical Products:
US Customers	19	30	(11)	(36.7%	)
International Customers	11	95	(84)	(88.4%	)
Net sales, Branded Nutraceutical Products	30	125	(95)	(76.0%	)

Other Nutraceuticals:
US Customers	271	454	(183)	(40.3%	)
International Customers	64	70	(6)	(8.6%	)
Net sales, Other Nutraceuticals	335	524	(189)	(36.1%	)

Total net sales	$9,770	$12,681	$(2,911)	(23.0%	)

For the three months ended September 30, 2017 and 2016, a significant portion of our consolidated net sales, approximately 91% in each period, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 63% and 32%, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2017, respectively, and 48% for each of these two major customers in the three months ended September 30, 2016. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Costco Wholesale Corporation (“Costco”) (a customer of our Branded Proprietary Products Segment), while not a significant customer of our consolidated net sales represented approximately 10% and 67% of net sales in the three months ended September 30, 2017 and 2016, respectively of the Branded Propriety Products Segment.

The decrease in net sales of approximately $2.9 million was primarily the result of:

●

Net sales decreased in our Contract Manufacturing Segment by $2.6 million primarily due to decreased sales volumes to Herbalife of approximately $2.9 million in the three months ended September 30, 2017 versus the three months ended September 30, 2016. The decline in sales in the three months ended September 30, 2017 was due to a scheduled shut down of Herbalife’s logistics software in August 2017, some shipments originally scheduled for the three months ended September 30, 2017 were requested by Herablife to be shipped in the months of June and July 2017.

●

Net sales in our Branded Nutraceutical Segment decreased by approximately $0.1 million in the three months ended September 30, 2017, primarily as the result of decreased sales of $81,000 to Costco resulting from pricing pressures from the strong US Dollar versus the Canadian Dollar.

●

Net sales in our Other Nutraceuticals segment increased by $0.2 million primarily as a result of the timing of shipments to our regular customers. We expect $0.1 million of these sales to occur in the next three months ending December 31, 2017.

Cost of sales. Cost of sales decreased by $1.8 million to $8.8 million for the three months ended September 30, 2017, as compared to $10.5 million for the three months ended September 30, 2016 or approximately 17%. Cost of sales increased as a percentage of sales to 89.7% for the three months ended September 30, 2017 as compared to 83.0% for the three months ended September 30, 2016. The decrease in the cost of goods sold amount is consistent with the decreased net sales of approximately 23%. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension as a percentage of total sales in our Contract Manufacturing Segment. The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing.  Secondarily, the cost of sales increased as a percentage of sales, net as a result of the fixed manufacturing costs in our Contract Manufacturing Segment decreasing by approximately 7% from the  comparable period a year ago, while our sales decreased by approximately 23%.  There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each of the other two segments.

Selling and Administrative Expenses. There was a slight increase in selling and administrative expenses of $1,000, less than 1% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. As a percentage of sales, net, selling and administrative expenses was approximately 8.1% and 6.3% for the three months ended September 30, 2017 and 2016, respectively. The increase was primarily from (i) an increase in professional and consulting fees of approximately $12,400 for work performed on new products labels and trademark registrations in our Branded Nutraceutical Segment as well as legal fees incurred in our Other Nutraceutical Segment for the trademark and patent protection of the Multi Minerals sold under a license agreement; (ii) an aggregate increase of approximately $9,100 in other components (excluding consulting and professional fees and salaries and employee benefits) of our selling and administrative expenses; which was (iii) offset by a decrease in salaries and employees benefits of approximately $22,500, as the result of decreasing our sales support by two people and a decrease in our vacation pay liability.

Other income (expense), net. Other income (expense), net was approximately $0.4 million for the three months ended September 30, 2017 compared to $0.6 million for the three months ended September 30, 2016, and is composed of:

	Three months ended
	September 30,
	2017	2016
	(dollars in thousands)
Interest expense	$(233)	$(232)
Change in fair value of derivative instruments	(118)	(368)
Impairment on investment in iBio, Inc.	(83)	-
Other income, net	-	16
Other income (expense), net	$(434)	$(584)

The change in fair value of derivative liabilities in the three months ended September 30, 2017 was mainly attributable to the change in the closing price from $0.19 as of June 30, 2017 to $0.22 as of September 30, 2017. The change in fair value of derivative liabilities in the three months ended September 30, 2016 was mainly the result of the increased volatility in the closing trading price of our common stock from 63.2% as of June 30, 2016 to 98.3% as of September 30, 2016 as well as the change in the closing price from $0.11 to $0.15, respectively. The volatility of the closing trading price of our stock and the closing trading price are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.

In the three months ended September 30, 2017 we determined that there was an impairment on the carrying value of our investment in iBio, Inc. in the amount of approximately $83,000 resulting from the decline in the closing trading price of their common stock on the NYSE American Exchange for the three month period ended September 30, 2017 and continuing into the month ended October 31, 2017.

Our interest expense for the three months ended September 30, 2017 varied by $1,000 from the three month period ended September 30, 2016 as a result of lower average outstanding balances during the period, offset by increased interest rates of 0.75% on our outstanding debt with PNC Bank (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

Federal and state income tax (benefit) expense, net. For the three months ended September 30, 2017 and 2016, we had state income tax expense, net of approximately $10,300 and $126,000, respectively and a federal income tax benefit of $54,000 and none, respectively. We continue to maintain a reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized. The decrease in state income tax expense is the result of a decrease in the estimated taxable income for MDC from the three months ended September 30, 2016 to the three month period ended September 30, 2017. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net (loss) income. Our net loss for the three months ended September 30, 2017 was $0.2 million compared to net income of $0.6 million in the three months ended September 30, 2016, a decrease of $0.8 million. The decrease of approximately $0.8 million was primarily the result of decreased operating income of $1.1 million offset by the decreases in other expenses and federal and state income taxes of $0.1 million and $0.2 million, respectively.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the three months ended
	September 30,
	2017	2016
	(dollars in thousands)

Net cash provided by (used in) operating acitivites	$1,604	$(526)
Net cash used in investing acitivites	$(107)	$(41)
Net cash (used in) provided by financing acitivites	$(1,345)	$264

Cash at end of period	$284	$92

At September 30, 2017 and June 30, 2017, our working capital was approximately $0.8 million and $1.4 million, respectively. Our current assets decreased by $1.9 million and current liabilities decreased by $1.3 million, resulting in a net decrease in our working capital of $0.6 million.

Net cash provided by operating activities of $1.6 million in the three months ended September 30, 2017, includes a net loss of approximately $0.2 million. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and impairment charge on investment in iBio, Inc., the adjusted cash provided from operations before the effect of the changes in working capital components was $0.1 million. Net cash provided in our operations from our working capital assets and liabilities in the amount of approximately $1.5 million was primarily the result of decreases in accounts receivable and inventories of $1.3 million and $0.6 million, respectively offset by a net decrease in accounts payable and accrued expenses and other liabilities of approximately $0.4 million.

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

Cash used in investing activities in the three months ended September 30, 2017 and 2016, of approximately $107,000 and $41,000, respectively, was used for the purchase of machinery and equipment.

Cash used in financing activities was approximately $1.3 million for the three months ended September 30, 2017, and was from repayments of advances under our revolving credit facility of $10.8 million and principal payments under our term notes in the amount of $0.5 million offset by advances under our revolving credit facility offset of approximately $10.0 million.

Cash provided from financing activities was approximately $0.3 million for the three months ended September 30, 2016, $12.6 million from advances under our revolving credit facility offset, in part, by repayments of advances under our revolving credit facility of $11.9 million and principal payments under our term notes in the amount of $0.4 million.

As of September 30, 2017, we had cash of $0.3 million, funds available under our revolving credit facility of approximately $1.0 million and working capital of approximately $0.8 million. Our working capital includes $3.9 million outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Furthermore, we had income from operations of approximately $0.2 million in the three months ended September 30, 2017. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 9, 2018.

Our total annual commitments at September 30, 2017 for long term non-cancelable leases of approximately $590,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of November 9, 2017, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2017 and 2016 were approximately $107,000 and $41,000, respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2018. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2017, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes to our risk factors from those disclosed in our Form 10-K for the year ended June 30, 2017.

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 9, 2017	By: /s/ E. Gerald Kay
E. Gerald Kay
President and Chief Executive Officer

Date: November 9, 2017	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer and Senior Vice President