Form 10-Q
period 2017-12-31
INTEGRATED BIOPHARMA INC
filed 2018-02-09
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Emerging growth company 	Smaller reporting company ☑

If an emerging growth company, indicate by check mark is the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                          Yes       No __X__

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 9, 2018
Common Stock, $0.002 par value	21,135,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Six Months Ended December 31, 2017

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016

Sales, net	$10,800	$12,372	$20,570	$25,053

Cost of sales	9,752	10,902	18,517	21,432

Gross profit	1,048	1,470	2,053	3,621

Selling and administrative expenses	850	900	1,644	1,693

Operating income	198	570	409	1,928

Other income (expense), net
Interest expense	(229)	(227)	(462)	(459)
Change in fair value of derivative liabilities	185	(364)	67	(731)
Impairment on investment in iBio, Inc.	(168)	-	(251)	-
Other income, net	4	15	4	31
Other income (expense), net	(208)	(576)	(642)	(1,159)

(Loss) income before income taxes	(10)	(6)	(233)	769

Income tax expense, net	338	71	294	197

Net (loss) income	$(348)	$(77)	$(527)	$572

Basic net (loss) income per common share	$(0.02)	$(0.00)	$(0.02)	$0.03

Diluted net (loss) income per common share	$(0.02)	$(0.00)	$(0.02)	$0.03

Weighted average common shares outstanding - basic	21,135,174	21,106,098	21,135,174	21,105,636
Add: Equivalent shares outstanding	-	-	-	567,964
Shares issuable upon conversion of Convertible Debt - CD Financial, LLC	-	-	-	-
Weighted average common shares outstanding - diluted	21,135,174	21,106,098	21,135,174	21,673,600

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2017	2017
Assets
Current Assets:
Cash	$54	$132
Accounts receivable, net	4,595	4,020
Inventories	8,058	7,645
Other current assets	505	754
Total current assets	13,212	12,551

Property and equipment, net	1,684	1,601
Deferred tax assets, net	576	823
Security deposits and other assets	176	221
Total Assets	$15,648	$15,196

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$4,790	$4,676
Accounts payable (includes $77 due to related party)	5,559	4,177
Accrued expenses and other current liabilities	1,313	1,184
Current portion of long term debt, net	869	1,118
Total current liabilities	12,531	11,155

Long term debt, net	3,883	4,246
Subordinated convertible note, net - CD Financial, LLC	5,245	5,221
Derivative liabilities	436	503
Total liabilities	22,095	21,125

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,170,074 and 21,135,174 shares issued and outstanding, respectively	42	42
Additional paid-in capital	44,768	44,759
Accumulated deficit	(51,158)	(50,631)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(6,447)	(5,929)
Total Liabilities and Stockholders' Deficiency	$15,648	$15,196

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(527)	$572
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	182	202
Accretion of financing instruments and other non-cash interest	52	52
Impairment charge on investment in iBio, Inc.	251	-
Change in deferred tax assets, net	247	-
Stock based compensation	8	26
Change in fair value of derivative liabilities	(67)	731
Gain on sale of fixed assets	(3)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(575)	(1,285)
Inventories	(413)	(70)
Other current assets	(1)	33
Security deposits and other assets	(19)	(71)
(Decrease) increase in:
Accounts payable	1,379	166
Accrued expenses and other liabilities	126	191
Net cash provided by operating activities	640	547

Cash flows from investing activities:
Purchase of property and equipment	(210)	(83)
Cash proceeds from sale of equipment	4	-
Net cash used in investing activities	(206)	(83)

Cash flows from financing activities:
Advances under revolving credit facility	19,673	23,040
Proceeds from sales/lease back of equipment	143	-
Repayments of advances under revolving credit facility	(19,559)	(23,246)
Repayments under term note payables	(669)	(515)
Repayments under capitalized lease obligations	(100)	(72)
Net cash used in financing activities	(512)	(793)

Net decrease in cash	(78)	(329)
Cash at beginning of period	132	395
Cash at end of period	$54	$66

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$394	$472
Income taxes	$109	$227

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“Form 10-K”), as filed with the SEC. The June 30, 2017 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results for the full fiscal year ending June 30, 2018 or for any other period.

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

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2,454. The market value of the iBio Stock as of December 31, 2017 was approximately $215 based on the trade price at the close of trading on December 31, 2017. The investment in iBio, Inc. is included in other current assets in the accompanying Condensed Consolidated Balance Sheet.

Pursuant to the Company’s Loan Agreement with PNC Bank, National Association (“PNC”), as amended on February 19, 2016, all the net proceeds from the sale of any of the iBio Stock is to be used to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement. (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

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

The following options and potentially dilutive shares for convertible notes payable (see Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Anti-dilutive stock options	2,496,750	2,935,116	2,496,750	391,033
Anti-dilutive shares for convertible note payable	8,230,769	8,230,769	8,230,769	8,230,769
Anti-dilutive shares	10,727,519	11,165,885	10,727,519	8,621,802

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2017	2017

Raw materials	$4,749	$3,847
Work-in-process	1,946	1,963
Finished goods	1,363	1,835
Total	$8,058	$7,645

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2017	2017

Land and building	$1,250	$1,250
Leasehold improvements	1,268	1,268
Machinery and equipment	5,954	5,777
Transportation equipment	7	11
	8,479	8,306
Less: Accumulated depreciation and amortization	(6,795)	(6,705)
Total	$1,684	$1,601

Depreciation and amortization expense recorded on property and equipment was $57 and $80 for the three months ended December 31, 2017 and 2016, respectively, and $132 and $152 for the six months ended December 31, 2017 and 2016, respectively. Additionally, the Company disposed of fully depreciated property of $38 and $10 in the six months ended December 31, 2017 and 2016, respectively, and sold transportation equipment for a gain of $3.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of December 31, 2017 and June 30, 2017, the Company had the following debt outstanding:

	Principal Amount		Interest Rate			Maturity Date
	As of	As of
	December 31, 2017	June 30, 2017
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$4,790	$4,676		4.50%			2/19/2020
Installment Note with PNC Bank	1,917	2,542		5.00%			2/19/2020
Installment Note with PNC Equipment Finance	146	190		4.57%			7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714		6.00%			2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686		4.00%			2/29/2020
Capitalized lease obligations	349	307	3.86%	-	11.43%	3/6/2018	-	12/8/2020
Total outstanding debt, net	9,602	10,115
Less: Revolving Advances	(4,790)	(4,676)
Prepaid financing costs	(60)	(75)
Current portion of long term debt, net	(869)	(1,118)
Long term debt, net	$3,883	$4,246

Convertible Note payable - CD Financial, LLC	$5,350	$5,350		6.00%			2/29/2020
Less: Discount for embedded derivative	(85)	(105)
Prepaid financing costs	(20)	(24)
Convertible Note payable, net - CD Financial, LLC	$5,245	$5,221

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (4.50% and 4.25% as of December 31, 2017 and June 30, 2017, respectively). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (5.00% and 4.75% as of December 31, 2017 and June 30, 2017, respectively). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Revolving Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of December 31, 2017, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of December 31, 2017 and June 30, 2017, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $436 and $503, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	December 31,	June 30,
	2017	2017

Risk Free Interest Rate	1.91%	1.49%
Volatility	106.00%	98.11%
Term	2 years 2 months	2 years 8 months
Dividend Rate	0.00%	0.00%
Closing Price of Common Stock	$0.18	$0.19

OTHER LONG TERM DEBT

Related Party Debt. On June 27, 2012, MDC and the Company entered into a promissory note with Vitamin Realty Associates, LLC (“Vitamin Realty”) in the principal amount of approximately $686 (the “Vitamin Note”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owed by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey. (See Note 6. Commitments and Contingencies (a) Leases – Related Parties Leases). The Vitamin Note matures on February 29, 2020, as amended on February 19, 2016. The Vitamin Note accrues interest at an annual rate of 4% per annum. Interest in respect of the Vitamin Note is payable on the first business day of each calendar month. Pursuant to the terms of the Amended Loan Agreement, during the effectiveness of the Senior Credit Facility, the Vitamin Note may only be repaid or prepaid if certain conditions set forth in the Amended Loan Agreement are satisfied.

Capitalized Lease Obligations. On December 22, 2017, the Company entered into a capitalized lease obligation with First American Equipment Finance (“First American”) in the amount of $143, which lease is secured by certain machinery and equipment and matures on December 1, 2019. The Company sold certain machinery, purchased from equipment suppliers other than First American in the aggregate amount of $143, to First American for $143 and leased the sold equipment back from First American for monthly payments in the amount of approximately $6 with an imputed interest rate of 6.56%.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended December 31, 2017 and 2016, approximately 91% and 92%, respectively, of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 79% and 16% and 60% and 35% of this Segment’s net sales in the three months ended December 31, 2017 and 2016, respectively.  Two other customers in the Branded Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, each represented approximately 34% of net sales in the three months ended December 31, 2017, and one customer represented approximatley 53% of net sales in the three months ended December 31, 2016, of the Branded Nutraceutical Segment.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

For the six months ended December 31, 2017 and 2016, approximately 91% and 92%, respectively, of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 71% and 23% and 54% and 42% of this Segment’s net sales in the six months ended December 31, 2017 and 2016, respectively.  Accounts receivable from these two major customers represented approximately 90% and 61% of total net accounts receivable as of December 31 and June 30, 2017, respectively.  Two other customers in the Branded Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 30% and 29% and 57% and none of net sales of the Branded Nutraceutical Segment in the six months ended December 31, 2017 and 2016, respectively.  The loss of any of these customers could have an adverse affect on the Company’s operations.  Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 66% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2015 and will expire on August 31, 2018.

Note 6. Commitments and Contingencies

(a) Leases

Related Party Leases. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, Chief Executive Officer and major stockholder and certain of his family members, who are also executive officers and directors of the Company. On January 5, 2012, MDC, entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an Amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to January 1, 2024. This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense for each of the three months ended December 31, 2017 and 2016 on these leases was $214 and for the six months ended December 31, 2017 and 2016, was $415 and $411, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2017 and June 30, 2017, the Company had an outstanding obligation to Vitamin Realty of $763, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The minimum rental commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
	Lease	Lease
Year Ending June 30,	Commitment	Commitment	Total

2018, remaining	$27	$281	$308
2019	31	563	594
2020	22	563	585
2021	21	563	584
2022	8	563	571
2023	-	563	563
Thereafter	-	1,392	1,392
Total	$109	$4,488	$4,597

Total rent expense, including real estate taxes and maintenance charges, was approximately $254 and $255 and $496 and $492 for the three and six months ended December 31, 2017 and 2016, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of February 9, 2018, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 8. Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. During the three month and six month period ended December 31, 2017, the Company recognized a provision for income taxes of $338 and $294, respectively, of which $250 was considered a provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The Company’s provisional estimate of $250 included $263 related to the impact of re-measuring the Company’s deferred tax balances to reflect the new tax rate.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse. In addition, the Company elected to record certain deferred tax assets and liabilities related to the alternative minimum tax carry forward credits now allowed to be utilized in future taxable years. The provisional estimate of $263 incorporates assumptions made based upon the best available interpretation of the Act and may change as the Company receives additional clarification and implementation guidance.

Note 9. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended December 31, 2017 and 2016 were $1,248 and $1,797, respectively, and for the six months ended December 31, 2017 and 2016 were $2,906 and $4,673, respectively.

Financial information relating to the three months ended December 31, 2017 and 2016 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures

Contract	2017	$9,159	$1,199	$10,358	$896	$55	$109
Manufacturing	2016	10,207	1,687	11,894	1,344	80	42

Branded Proprietary	2017	162	10	172	65	1	-
Products	2016	61	101	162	17	-	-

Other Nutraceutical	2017	231	39	270	87	1	-
Businesses	2016	307	9	316	109	-	-

Total	2017	9,552	1,248	10,800	1,048	57	109
Company	2016	10,575	1,797	12,372	1,470	80	42

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the six months ended December 31, 2017 and 2016 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures

Contract	2017	$16,981	$2,782	$19,763	$1,731	$129	$202
Manufacturing	2016	19,528	4,398	23,926	3,240	151	83

Branded Proprietary	2017	181	21	202	97	2	13
Products	2016	90	196	286	51	-	-

Other Nutraceutical	2017	502	103	605	225	1	1
Businesses	2016	762	79	841	330	1	1

Total	2017	17,664	2,906	20,570	2,053	132	216
Company	2016	20,380	4,673	25,053	3,621	152	84

	Total Assets as of
	December 31,	June 30,
	2017	2017

Contract Manufacturing	$13,154	$12,134
Branded Proprietary Products	710	784
Other Nutraceutical Businesses	1,784	2,278

Total Company	$15,648	$15,196

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

For the six months ended December 31, 2017, our net sales from operations decreased by $4.5 million to approximately $20.6 million from approximately $25.1 million in the six months ended December 31, 2016. Substantially all the decrease in net sales was from the Contract Manufacturing Segment with a decrease of $4.2 million ($5.4 million from our significant customer Herbalife offset by increased sales to Life Extension of $1.2 million), while our other two segments, Branded Nutraceutical Segment and Other Nutraceuticals Segment, had decreased sales of $0.1 million and $0.2 million, respectively. The decline in sales in the six months ended December 31, 2017 from Herbalife, was primarily due to decreased orders received from Herbalife for items that we manufacture for Herbalife and secondarily from decreases of (i) approximately $0.6 million as a result of a scheduled shut down of Herbalife’s logistics software in August 2017, which caused Herbalife to request shipments originally scheduled for the three months ended September 30, 2017 to be shipped in June 2017 and (ii) approximately $0.5 million as a result of discontinued items by Herbalife which were manufactured by MDC.  For the six months ended December 31, 2017 we had operating income of approximately $0.4 million, a decrease of approximately $1.5 million from the six months ended December 31, 2016 of approximately $1.9 million. Our profit margins decreased from approximately 14% of net sales in the six months ended December 31, 2016 to 10% of net sales in the six months ended December 31, 2017, primarily as a result of the decreased sales in our Contract Manufacturing Segment of approximately $4.2 million. This decline in margins was the result of the decreased sales in the Contract Manufacturing Segment to Herbalife with increased sales to Life Extension (higher cost of goods), while our fixed manufacturing costs remained substantially the same in the year over year reporting period. We maintained our consolidated selling and administrative expenses at approximately $1.6 million in each of the six months ended December 31, 2017 and 2016.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2017. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2017.

Results of Operations

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2017	2016	2017	2016

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	90.3%	88.1%	90.0%	85.5%
Selling and administrative	7.9%	7.3%	8.0%	6.8%
	98.2%	95.4%	98.0%	92.3%
Income from operations	1.8%	4.6%	2.0%	7.7%

Other income (expense), net
Interest expense	(2.1% )	(1.8% )	(2.2% )	(1.8% )
Change in fair value of derivative liabilities	1.7%	(2.9% )	0.3%	(2.9% )
Impairment charge on investment in iBio, Inc.	(1.5% )	-	(1.2% )	-
Other income, net	0.0%	0.1%	0.0%	0.1%
Other income (expense), net	(1.9% )	(4.6% )	(3.1% )	(4.6% )

(Loss) income before income taxes	(0.1% )	(0.0% )	(1.1% )	3.1%

Federal and state income taxes, net	3.1%	0.6%	1.5%	0.8%

Net (loss) income	(3.2% )	(0.6% )	(2.6% )	2.3%

For the Six Months Ended December 31, 2017 compared to the Six Months Ended December 31, 2016

Sales, net. Sales, net, for the six months ended December 31, 2017 and 2016 were $20.6 million and $25.1 million, respectively, a decrease of 17.9%, and are comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2017	2016	2017 vs 2016	2017 vs 2016
	(amounts in thousands)
Contract Manufacturing:
US Customers	$16,981	$19,528	$(2,547)	(13.0%	)
International Customers	2,782	4,398	(1,616)	(36.7%	)
Net sales, Contract Manufacturing	19,763	23,926	(4,163)	(17.4%	)

Branded Nutraceutical Products:
US Customers	181	90	91	101.1%
International Customers	21	196	(175)	(89.3%	)
Net sales, Branded Nutraceutical Products	202	286	(84)	(29.4%	)

Other Nutraceuticals:
US Customers	502	762	(260)	(34.1%	)
International Customers	103	79	24	30.4%
Net sales, Other Nutraceuticals	605	841	(236)	(28.1%	)

Total net sales	$20,570	$25,053	$(4,483)	(17.9%	)

For the six months ended December 31, 2017 and 2016 a significant portion of our consolidated net sales, approximately 91% and 92%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 71% and 23% and 54% and 42%, respectively, of our Contract Manufacturing Segment’s net sales in the six months ended December 31, 2017 and 2016, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Costco Wholesale Corporation (“Costco”) and BJ's Wholesale Club ("BJ's") (customers of our Branded Nutraceutical Products Segment), while not significant customers of our consolidated net sales represented approximately 30% and 29% and 57% and none respectively, of the Branded Nutraceutical Products Segment net sales in the six months ended December 31, 2017 and 2016, respectively.

The decrease in net sales of approximately $4.2 million was primarily the result of:

●

Net sales decreased in our Contract Manufacturing Segment by $4.2 million primarily due to decreased sales volumes to Herbalife of approximately $5.4 million in the six months ended December 31, 2017 compared to the six months ended December 31, 2016. The decline in sales in the six months ended December 31, 2017 from Herbalife, was primarily due to decreased orders received from Herbalife for items that we manufacture for Herbalife and secondarily from decreases of (i) approximately $0.6 million as a result of a scheduled shut down of Herbalife’s logistics software in August 2017, which caused Herbalife to request shipments originally scheduled for the three months ended September 30, 2017 to be shipped in June 2017 and (ii) approximately $0.5 million as a result of discontinued items by Herbalife which were manufactured by MDC.  Offsetting the decline of net sales to Herbalife was an increase of sales volume to Life Extension of approximately $1.2 million in the six months ended December 31, 2017 compared to the six months ended December 31, 2016.

●

Net sales in our Branded Nutraceutical Products Segment decreased by approximately $84,000 in the six months ended December 31, 2017, primarily as the result of decreased sales of $173,000 to Costco resulting from pricing pressures from the strong US Dollar versus the Canadian Dollar, offset, in part, by an initial sale to BJ’s in the amount of $59,000.

●

Net sales in our Other Nutraceuticals segment decreased by $0.2 million primarily as a result of the timing of shipments to our regular customers. We expect $0.1 million of these sales to occur in the next three months ending March 31, 2018.

Cost of sales. Cost of sales decreased by $2.9 million to $18.5 million for the six months ended December 31, 2017, as compared to $21.4 million, a decrease of 14%, for the six months ended December 31, 2016. Cost of sales increased as a percentage of sales to 90% for the six months ended December 31, 2017 as compared to 85.5% for the six months ended December 31, 2016. The decrease in the cost of goods sold amount is consistent with the decreased net sales of approximately 18%. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension as a percentage of total sales in our Contract Manufacturing Segment. The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing. Secondarily, the cost of sales increased as a percentage of sales, net as a result of the fixed manufacturing costs in our Contract Manufacturing Segment decreasing by approximately 11% from the comparable period a year ago, while our sales decreased by approximately 18%. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each of the other two segments.

Selling and Administrative Expenses. There was a slight decrease in selling and administrative expenses of $49,000 or approximately 2.9% in the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. As a percentage of sales, net, selling and administrative expenses were approximately 8% and 7% for the six months ended December 31, 2017 and 2016, respectively. The decrease was primarily due to a decrease in salaries and employees benefits of approximately $80,000, as the result of decreasing our sales support by two people and a decrease in our vacation pay liability offset by an increase in professional and consulting fees of approximately $31,000 for work performed on new products labels and trademark registrations in our Branded Nutraceutical Segment as well as legal fees incurred in our Other Nutraceutical Segment for the trademark and patent protection of the Multi Minerals sold under a license agreement.

Other income (expense), net. Other income (expense), net was approximately $0.6 million for the six months ended December 31, 2017 compared to $1.2 million for the six months ended December 31, 2016, and is composed of:

	Six months ended
	December 31,
	2017	2016
	(dollars in thousands)
Interest expense	$(462)	$(459)
Change in fair value of derivative instruments	67	(731)
Impairment charge on investment in iBio, Inc.	(251)	-
Other income	4	31
Other income (expense), net	$(642)	$(1,159)

The variance in the change in fair value of derivative liabilities between the six months ended December 31, 2016 and the six months ended December 31, 2017 was mainly the result of the decreased closing trading price of our common stock from $0.19 as of June 30, 2017 to $0.18 as of December 31, 2017 and the change in the volatility of the closing trading price of our common stock from 98.11% as of June 30, 2017 to 106.00% as of December 31, 2017. The closing trading price and the volatility of the closing trading price of our common stock are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.

Our interest expense for the six months ended December 31, 2017, was slightly more, approximately $3,000 more than for the six months ended December 31, 2016. The increase in interest expense was the result of an increase in interest rates of 0.75% from the six month period ended December 31, 2016 to the six month period ended December 31, 2017 on our Senior Credit Facility (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), offset by, a decrease in our outstanding debt in the amount of $0.5 million from June 30, 2017 to December 31, 2017.

In the six months ended December 31, 2017 we determined that there was an impairment on the carrying value of our investment in iBio, Inc. in the amount of approximately $0.3 million resulting from the decline in the closing trading price of their common stock on the NYSE American Exchange for the six month period ended December 31, 2017 from $0.39 per share as of June 30, 2017 to $0.18 per share as of December 31, 2017.

Other income decreased by approximately $27,000 as the result of earning less income from providing back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets.

Federal and state income tax, net. For the six months ended December 31, 2017 and 2016, we had state income tax, net expense of approximately $44,000 and $197,000, respectively, and a federal deferred income tax expense of $250,000 and none, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized. The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

The decrease in state income tax expense of $153,000 is the result of the decreased net income for MDC.  The increase in the federal income tax expense of $250,000 is the result of the one-time charge for the change in the effective federal tax rate from 34% as of December 31, 2017 to 21% as of January 1, 2018 which resulted in a decrease to our deferred tax assets of $263,000 offset by a current federal tax benefit of approximately $13,000.

Net (loss) income. Our net loss for the six months ended December 31, 2017 was $0.5 million compared to net income of $0.6 million in the six months ended December 31, 2016, a decrease of $1.1 million. The decrease was primarily the result of our decreased operating income of $1.5 million, the impairment charge on our investment in iBio, Inc. of $0.3 million and increased income tax expense, net of $0.1 million, offset by the change in fair value of derivative instruments of approximately $0.8 million.

For the Three Months Ended December 31, 2017 compared to the Three Months Ended December 31, 2016

Sales, net. Sales, net, for the three months ended December 31, 2017 and 2016 were $10.8 million and $12.4 million, respectively, a decrease of 12.7%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2017	2016	2017 vs 2016	2017 vs 2016
	(amounts in thousands)
Contract Manufacturing:
US Customers	$9,159	$10,207	$(1,048)	(10.3%	)
International Customers	1,199	1,687	(488)	(28.9%	)
Net sales, Contract Manufacturing	10,358	11,894	(1,536)	(12.9%	)

Branded Nutraceutical Products:
US Customers	162	61	101	165.6%
International Customers	10	101	(91)	(90.1%	)
Net sales, Branded Nutraceutical Products	172	162	10	6.2%

Other Nutraceuticals:
US Customers	231	307	(76)	(24.8%	)
International Customers	39	9	30	333%
Net sales, Other Nutraceuticals	270	316	(46)	(14.6%	)

Total net sales	$10,800	$12,372	$(1,572)	(12.7%	)

For the three months ended December 31, 2017 and 2016 a significant portion of our consolidated net sales, approximately 91% and 92%, respectively, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife.  Life Extension and Herbalife represented approximately 79% and 16% and 60% and 35%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended December 31, 2017 and 2016, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Costco Wholesale Corporation (“Costco”) and BJ's Wholesale Club ("BJ's") (customers of our Branded Nutraceutical Products Segment), while not significant customers of our consolidated net sales, each represented approximately 34% of net sales in the three months ended December 31, 2017, and Costco represented approximately 53% of net sales in the three months ended December 31, 2016, of the Branded Nutraceutical Products Segment.

The decrease in net sales of approximately $1.6 million was primarily the result of net sales decreasing in our Contract Manufacturing Segment of $1.5 million primarily due to decreased sales volumes to one of our major customers, Herbalife of approximately $2.6 million, in the three months ended December 31, 2017, compared to the comparable prior period, offset by an increase of approximately $1.0 million from our other major customer, Life Extension.

Cost of sales. Cost of sales decreased by $1.1 million, approximately 10%, to $9.8 million for the three months ended December 31, 2017, as compared to $10.9 million for the three months ended December 31, 2016. Cost of sales increased as a percentage of sales to 90.3% for the three months ended December 31, 2017 as compared to 88.1% for the three months ended December 31, 2016. The decrease in the cost of goods sold of 10% is consistent with the decreased net sales of approximately 13%. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension as a percentage of total sales in our Contract Manufacturing Segment.

The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as they tend to use raw materials with trademarked characteristics which limits the ability to negotiate pricing. Secondarily, the cost of sales increased as a percentage of sales, net as a result of the fixed manufacturing costs in our Contract Manufacturing Segment decreasing by approximately 9% from the comparable period a year ago, while our sales decreased by approximately 13%. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each of the other two segments.

Selling and Administrative Expenses. There was a decrease in selling and administrative expenses of $50,000 in the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 or approximately 5.5%. As a percentage of sales, net, selling and administrative expenses were approximately 8% and 7% for the three months ended December 31, 2017 and 2016, respectively. The decrease was primarily due to a decrease in salaries and employees benefits of approximately $57,000, as the result of decreasing our sales support by two people and a decrease in our vacation pay liability, and a decrease in stock option compensation expense of $18,000 since no new stock options were granted in the three month period ended December 31, 2017; offset by an increase in professional and consulting fees of approximately $18,000 for work performed on new products labels and trademark registrations in our Branded Nutraceutical Segment and other business consulting services. No other expense within our selling and administrative expenses changed by more than $10.

Other income (expense), net. Other income (expense), net was approximately $0.2 million and $0.6 million for the three months ended December 31, 2017 and 2016, respectively, and is composed of:

	Three months ended
	December 31,
	2017	2016
	(dollars in thousands)
Interest expense	$(229)	$(227)
Change in fair value of derivative instruments	185	(364)
Impairment charge on investment in iBio, Inc.	(168)	-
Other income	4	15
Other income (expense), net	$(208)	$(576)

The variance in the change in fair value of derivative liabilities between the three months ended December 31, 2016 and the three months ended December 31, 2017 was mainly the result of the increased closing trading price of our common stock from $0.15 as of September 30, 2016 to $0.23 as of December 31, 2016 and a subsequent decrease in the closing trading price of our common stock in the three month period ended December 31, 2017 from $0.22 as of September 30, 2017 to $0.18 as of December 31, 2017. The volatility of the closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.

Our interest expense in the three months ended December 31, 2017, increased by approximately $2,000 from the three months ended December 31, 2016, primarily as the result of the increase in interest rates of 0.75% from the three month period ended December 31, 2016 to the three month period ended December 31, 2017 on our Senior Credit Facility (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Other income decreased by approximately $11,000 as the result of earning less income from providing back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets.

In the three months ended December 31, 2017 we determined that there was an impairment on the carrying value of our investment in iBio, Inc. in the amount of approximately $0.2 million resulting from the decline in the closing trading price of their common stock on the NYSE American Exchange for the three month period ended December 31, 2017 from $0.32 per share as of September 30, 2017 to $0.18 per share as of December 31, 2017.

Federal and state income tax, net. For the three months ended December 31, 2017 and 2016, we had state income tax expense of approximately $34,000 and $71,000, respectively, and federal income tax expense of $304,000 and none, respectively. We continue to maintain a reserve on a portion our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized. The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

The decrease in state income tax expense of $27,000 is the result of the decreased net income for MDC. The increase in the federal income tax expense of $304,000 is the result of the one-time charge for the change in the effective federal tax rate from 34% as of December 31, 2017 to 21% as of January 1, 2018, which resulted in a decrease to our deferred tax assets of $263,000 and a current federal tax expense of approximately $41,000.

Net loss. Our net loss for the three months ended December 31, 2017 and 2016 was approximately $348,000 and $77,000, respectively. The increase of approximately $271,000 was primarily the result of decreased operating income of $373,000 and an increase in federal and state income taxes, net of $267,000, offset by the decreases in other expenses of 369,000.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2017	2016
	(dollars in thousands)

Net cash provided by operating activities	$640	$547
Net cash used in investing activities	$(206)	$(83)
Net cash used in financing activities	$(512)	$(793)

Cash at end of period	$54	$66

At December 31, 2017 and June 30, 2017, our working capital was approximately $0.7 million and $1.4 million, respectively. Our current assets increased by $0.7 million and current liabilities increased by approximately $1.4 million, resulting in a net decrease in our working capital of $0.7 million.

Net cash provided by operating activities of $0.6 million in the six months ended December 31, 2017, includes a net loss of approximately $0.5 million. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.1 million. Cash was provided by operations from our working capital assets and liabilities in the amount of approximately $0.5 million and was primarily the result of a net increase in accounts payable and accrued expenses and other liabilities of approximately $1.5 million offset, in part, by increases in accounts receivable of $0.6 million and inventories of $0.4 million.

Net cash provided by operating activities of $0.5 million in the six months ended December 31, 2016, includes net income of approximately $0.6 million. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $1.6 million. Cash was used in operations from our working capital assets and liabilities in the amount of approximately $1.0 million and was primarily the result of increases in accounts receivable of $1.3 million offset, in part, by a net increase in accounts payable and accrued expenses and other liabilities of approximately $1.5 million.

Cash used in investing activities of $206,000 and $83,000 in the six months ended December 31, 2017 and 2016, respectively, was used for the purchase of property and equipment primarily in our Contract Manufacturing Segment.

Cash used in financing activities was approximately $0.5 million for the six months ended December 31, 2017, $19.7 million from advances under our revolving credit facility and $0.1 million in proceeds received in a sales-lease back financing for machinery and equipment in our Contract Manufacturing Segment, offset in part, by repayments of advances under our revolving credit facility of $19.6 million and repayments of principal under our term notes in the amount of $0.7 million.

Cash used in financing activities was approximately $0.8 million for the six months ended December 31, 2016, $23.0 million from advances under our revolving credit facility offset, in part, by repayments of advances under our revolving credit facility of $23.2 million and repayments of principal under our term notes in the amount of $0.5 million.

As of December 31, 2017, we had cash of $54,000, funds available under our revolving credit facility of approximately $1.8 million and working capital of approximately $0.7 million. Our working capital includes $4.8 million outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Furthermore, we had income from operations of approximately $0.2 million in the six months ended December 31, 2017. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending February 9, 2019.

Our total annual commitments at December 31, 2017 for long term non-cancelable leases of approximately $594,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of February 9, 2018, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2017 and 2016 were approximately $216,000 and $83,000, respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2018. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the six months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 9, 2018	By: /s/ E. Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: February 9, 2018	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer and Senior Vice President