Form 10-Q
period 2018-03-31
INTEGRATED BIOPHARMA INC
filed 2018-05-09
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No __X__

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2018
Common Stock, $0.002 par value	21,135,174 Shares

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Nine Months Ended March 31, 2018

Cautionary Statement Regarding Forward-Looking Statements.

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

Sales, net	$10,575	$10,654	$31,145	$35,707

Cost of sales	9,106	9,315	27,623	30,747

Gross profit	1,469	1,339	3,522	4,960

Selling and administrative expenses	809	910	2,453	2,603

Operating income	660	429	1,069	2,357

Other income (expense), net:
Interest expense	(232)	(225)	(694)	(684)
Change in fair value of derivative liabilities	54	92	121	(639)
Impairment on investment in iBio, Inc.	-	-	(251)	-
Other income, net	9	10	13	41
Other income (expense), net	(169)	(123)	(811)	(1,282)

Income before income taxes	491	306	258	1,075

Income tax expense, net	103	68	397	265

Net income (loss)	388	238	(139)	810
Change in fair value of derivative liability	(54)	(92)	-	-
Interest expense on Convertible debt - CD Financial, LLC	55	80	-	-
Accretion of Convertible debt - CD Financial, LLC	9	10	-	-
Diluted net income (loss)	$398	$236	$(139)	$810

Basic net income (loss) per common share	$0.02	$0.01	$(0.01)	$0.04

Diluted net income (loss) per common share	$0.01	$0.01	$(0.01)	$0.04

Weighted average common shares outstanding - basic	21,135,174	21,125,952	21,135,174	21,113,696
Add: Equivalent shares outstanding - stock options	836,428	1,434,853	-	856,927
Shares issuable upon conversion of Convertible Debt - CD Financial, LLC	8,230,769	8,230,769	-	-
Weighted average common shares outstanding - diluted	30,202,371	30,791,574	21,135,174	21,970,623

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2018	2017
Assets
Current Assets:
Cash	$62	$132
Accounts receivable, net	3,198	4,020
Inventories	8,555	7,645
Other current assets	479	754
Total current assets	12,294	12,551

Property and equipment, net	1,670	1,601
Deferred tax assets, net	533	823
Security deposits and other assets	124	221
Total Assets	$14,621	$15,196

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$4,319	$4,676
Accounts payable (includes $141 and $77 due to related party)	4,878	4,177
Accrued expenses and other current liabilities	1,264	1,184
Current portion of long term debt, net	852	1,118
Total current liabilities	11,313	11,155

Long term debt, net	3,725	4,246
Subordinated convertible note, net - CD Financial, LLC	5,257	5,221
Derivative liabilities	382	503
Total liabilities	20,677	21,125

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,170,074 and 21,135,174 shares issued and outstanding, respectively	42	42
Additional paid-in capital	44,771	44,759
Accumulated deficit	(50,770)	(50,631)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(6,056)	(5,929)
Total Liabilities and Stockholders' Deficiency	$14,621	$15,196

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(139)	$810
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	264	298
Accretion of financing instruments and other non-cash interest	79	78
Impairment charge on investment in iBio, Inc.	251	-
Change in deferred tax assets, net	290	-
Stock based compensation	12	37
Change in fair value of derivative liabilities	(121)	639
Gain on sale of fixed assets	(5)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	822	429
Inventories	(910)	(124)
Other current assets	24	(69)
(Decrease) increase in:
Accounts payable	697	(792)
Accrued expenses and other liabilities	79	(91)
Net cash provided by operating activities	1,343	1,215

Cash flows from investing activities:
Purchase of property and equipment	(216)	(310)
Cash proceeds from sale of equipment	6	-
Net cash used in investing activities	(210)	(310)

Cash flows from financing activities:
Advances under revolving credit facility	30,123	34,454
Proceeds from sales/lease back of equipment	143	158
Proceeds from exercises of stock options	-	2
Repayments of advances under revolving credit facility	(30,480)	(34,958)
Repayments under term note payables	(814)	(659)
Repayments under capitalized lease obligations	(175)	(101)
Net cash used in financing activities	(1,203)	(1,104)

Net decrease in cash	(70)	(199)
Cash at beginning of period	132	395
Cash at end of period	$62	$196

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$596	$676
Income taxes	$130	$294

Supplemental disclosures of non-cash transactions:
Financing on capitalized lease obligations	$38	$-

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“Form 10-K”), as filed with the SEC. The June 30, 2017 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results for the full fiscal year ending June 30, 2018 or for any other period.

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers, under the following brands: Naturally Noni, Peaceful Sleep, Green Envy, FiberCal, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”), a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (iv) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.

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

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (1,266,706 common shares) (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2,454. The market value of the iBio Stock as of March 31, 2018 was approximately $263 based on the trade price at the close of trading on March 31, 2018. The investment in iBio, Inc. is included in other current assets in the accompanying Condensed Consolidated Balance Sheet.

Pursuant to the Company’s Amended Loan Agreement with PNC Bank, National Association (“PNC”), as amended on February 19, 2016, all the net proceeds from the sale of any of the iBio Stock is to be used to prepay the outstanding principal of the term loan outstanding under the Amended Loan Agreement. (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

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

The following options and potentially dilutive shares for convertible notes payable (see Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Anti-dilutive stock options	150,000	213,100	2,487,584	313,100
Anti-dilutive shares for convertible note payable	-	-	8,230,769	8,230,769
Anti-dilutive shares	150,000	213,100	10,718,353	8,543,869

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2018	2017

Raw materials	$4,438	$3,847
Work-in-process	1,993	1,963
Finished goods	2,124	1,835
Total	$8,555	$7,645

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2018	2017

Land and building	$1,250	$1,250
Leasehold improvements	1,268	1,268
Machinery and equipment	5,889	5,777
Transportation equipment	7	11
	8,414	8,306
Less: Accumulated depreciation and amortization	(6,744)	(6,705)
Total	$1,670	$1,601

Depreciation and amortization expense recorded on property and equipment was $57 and $71 for the three months ended March 31, 2018 and 2017, respectively, and $189 and $223 for the nine months ended March 31, 2018 and 2017, respectively. Additionally, the Company disposed of fully depreciated machinery and equipment of $146 and another $4 in transportation equipment with a remaining basis of $1 at the time of sale and $10 in the nine months ended March 31, 2018 and 2017, respectively. The Company sold the transportation equipment for a gain of $3 and sold fully depreciation machinery and equipment for a gain of $2 in the nine months ended March 31, 2018.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

 Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of March 31, 2018 and June 30, 2017, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of	As of
	March 31,	June 30,
	2018	2017
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$4,319	$4,676	4.75%	2/19/2020
Installment Note with PNC Bank	1,794	2,542	5.25%	2/19/2020
Installment Note with PNC Equipment Finance	124	190	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	312	307	3.86% -9.26%	6/17/2018 -
				12/8/2020
Total outstanding debt	8,949	10,115
Less: Revolving Advances	(4,319)	(4,676)
Prepaid financing costs	(53)	(75)
Current portion of long term debt	(852)	(1,118)
Long term debt	$3,725	$4,246

Convertible Note payable - CD Financial, LLC	$5,350	$5,350	6.00%	2/29/2020
Less: Discount for embedded derivative	(76)	(105)
Prepaid financing costs	(17)	(24)
Convertible Note payable, net - CD Financial, LLC	$5,257	$5,221

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement dated as of June 27, 2012 (as amended, “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (4.75% and 4.25% as of March 31, 2018 and June 30, 2017, respectively). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (5.25% and 4.75% as of March 31, 2018 and June 30, 2017, respectively). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

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

The Revolving Advances are subject to the terms and conditions set forth in the Amended Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $8.0 million or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Amended Loan Agreement, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 75%, subject to the provisions in the Amended Loan Agreement, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates” ), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time, minus (iii) the aggregate Maximum Undrawn Amount (as defined in the Amended Loan Agreement) of all outstanding Letters of Credit, minus (iv) such reserves as PNC may reasonably deem proper and necessary from time to time.

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Revolving Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of March 31, 2018, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

In addition, in connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement between PNC and IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of March 31, 2018 and June 30, 2017, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note has an estimated fair value of $382 and $503, respectively.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	March 31,	June 30,
	2018	2017

Risk Free Interest Rate	2.26%	1.49%
Volatility	110.80%	98.11%
Term	1 year 11 months	2 years 8 months
Dividend Rate	0.00%	0.00%
Closing Price of Common Stock	$0.17	$0.19

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

On February 14, 2018 and April 17, 2018, the Company entered into two separate capitalized lease obligations with Marlin Equipment Finance in the amount of $38 and $15, respectively, which leases are secured by certain machinery and equipment and mature on February 25, 2020 and April 25, 2020, respectively. The lease payments in the amounts of approximately $2 and $1, respectively, are payable monthly and each have an imputed interest rate of 9.26%.

On March 6, 2018, the capitalized lease obligation the Company entered into on March 21, 2016, with Regents Capital Corporation which lease was secured by certain machinery and equipment in the amount of $123, was satisfied with all payments being made under the capitalized lease obligation. The quarterly lease payment was approximately $16 and had an imputed interest rate of 11.43%.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended March 31, 2018 and 2017, approximately 91% and 87%, respectively, of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 74% and 21% and 65% and 24% of this Segment’s net sales in the three months ended March 31, 2018 and 2017, respectively.  One customer in the Branded Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 21% and 5% of net sales of the Branded Nutraceutical Segment in the three months ended March 31, 2018 and 2017, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

For the nine months ended March 31, 2018 and 2017, approximately 91% and 90%, respectively, of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 72% and 22% and 58% and 37% of this Segment’s net sales in the nine months ended March 31, 2018 and 2017, respectively. Accounts receivable from these two major customers represented approximately 86% and 61% of total net accounts receivable as of March 31, 2018 and June 30, 2017, respectively. Two other customers in the Branded Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 33% and 13% and 73% and 0% of net sales of the Branded Nutraceutical Segment in the nine months ended March 31, 2018 and 2017, respectively. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 68% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2015 and will expire on August 31, 2018.

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

Rent expense for the three months ended March 31, 2018 and 2017 on these leases was $204 and $195, respectively, and for the nine months ended March 31, 2018 and 2017, was $619 and $606, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2018 and June 30, 2017, the Company had an outstanding obligation to Vitamin Realty of $827 and $763, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

The minimum rental commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Lease
June 30,	Commitment	Commitment	Total

2018, remaining	$16	$141	$157
2019	31	563	594
2020	22	563	585
2021	21	563	584
2022	8	563	571
2023	-	563	563
Thereafter	-	1,392	1,392
Total	$98	$4,348	$4,446

Total rent expense, including real estate taxes and maintenance charges, was approximately $245 and $226 and $741 and $718 for the three months and nine months ended March 31, 2018 and 2017, respectively. Rent expense is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of May 9, 2018, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 8. Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. During the three month and nine month periods ended March 31, 2018, the Company recognized a provision for income taxes of $103 and $397, respectively, of which, $250 in the nine month period ended March 31, 2018, was considered a one time provisional estimate under the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. The Company’s provisional one time estimate of $250 included $263 related to the impact of re-measuring the Company’s deferred tax balances to reflect the new tax rate.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended March 31, 2018 and 2017 were $891 and $2,005, respectively, and for the nine months ended March 31, 2018 and 2017 were $3,797 and $6,678, respectively.

Financial information relating to the three months ended March 31, 2018 and 2017 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures

Contract	2018	$9,333	$879	$10,212	$1,363	$55	$42
Manufacturing	2017	8,358	1,983	10,341	1,243	70	219

Branded Proprietary	2018	-	9	9	(2)	1	-
Products	2017	31	4	35	(20)	-	-

Other Nutraceutical	2018	351	3	354	108	1	-
Businesses	2017	260	18	278	116	1	7

Total	2018	9,684	891	10,575	1,469	57	42
Company	2017	8,649	2,005	10,654	1,339	71	226

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the nine months ended March 31, 2018 and 2017 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures

Contract	2018	$26,314	$3,661	$29,975	$3,094	$184	$244
Manufacturing	2017	27,885	6,381	34,266	4,483	222	302

Branded Proprietary	2018	181	30	211	95	3	13
Products	2017	123	199	322	30	-	-

Other Nutraceutical	2018	853	106	959	333	2	1
Businesses	2017	1,021	98	1,119	447	1	7

Total	2018	27,348	3,797	31,145	3,522	189	258
Company	2017	29,029	6,678	35,707	4,960	223	309

	Total Assets as of
	March 31,	June 30,
	2018	2017
Contract Manufacturing	$12,251	$12,134
Branded Proprietary Products	589	784
Other Nutraceutical Businesses	1,781	2,278
Total Company	$14,621	$15,196

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

For the nine months ended March 31, 2018, our net sales from operations decreased by $4.6 million to approximately $31.1 million from approximately $35.7 million in the nine months ended March 31, 2017. Substantially all the decrease in net sales was from the Contract Manufacturing Segment with a decrease of $4.3 million ($6.7 million from one of our significant customers, Herbalife, offset by increased sales of $2.0 million from Life Extension), while our other two segments, Branded Nutraceutical Segment and Other Nutraceuticals Segment, had decreased sales of $0.1 million and $0.2 million, respectively. The decline in sales in the nine months ended March 31, 2018 from Herbalife, was primarily due to decreased orders received from Herbalife for items that we manufacture for Herbalife and secondarily from decreases of (i) approximately $0.6 million as a result of a scheduled shut down of Herbalife’s logistics software in August 2017, which caused Herbalife to request shipments originally scheduled for the three months ended September 30, 2017 to be shipped in June 2017 and (ii) approximately $1.0 million as a result of discontinued items by Herbalife which were manufactured by MDC. For the nine months ended March 31, 2018, we had operating income of approximately $1.1 million, a decrease of approximately $1.3 million from the nine months ended March 31, 2017 of approximately $2.4 million. Our profit margins decreased from approximately 14% of net sales in the nine months ended March 31, 2017 to 11% of net sales in the nine months ended March 31, 2018, primarily as a result of the decreased sales in our Contract Manufacturing Segment of approximately $4.3 million. This decline in margins was the direct result of the decreased sales in the Contract Manufacturing Segment while our fixed manufacturing costs remained substantially the same in the year over year reporting period. Our consolidated selling and administrative expenses decreased by approximately $0.1 million to approximately $2.5 million in the nine months ended March 31, 2018 from $2.6 million in the nine months ended March 31, 2017.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2018. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2017.

Results of Operations

Our results from operations in the following table sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2018	2017	2018	2017

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	86.1%	87.5%	88.7%	86.1%
Selling and administrative	7.7%	8.5%	7.9%	7.3%
	93.8%	96.0%	96.6%	93.4%
Income from operations	6.2%	4.0%	3.4%	6.6%
Other income (expense), net
Interest expense	(2.2% )	(2.1% )	(2.2% )	(1.9% )
Change in fair value of derivative liabilities	0.5%	0.9%	0.4%	(1.8% )
Impairment charge on investment in iBio, Inc.	-	-	(0.8% )	-
Other income, net	0.1%	0.1%	0.0%	0.1%
Other income (expense), net	(1.6% )	(1.1% )	(2.6% )	(3.6% )

Income before income taxes	4.6%	2.9%	0.8%	3.0%

Federal and state income taxes, net	1.0%	0.7%	1.3%	0.7%

Net income (loss)	3.6%	2.2%	(0.5% )	2.3%

For the Nine Months Ended March 31, 2018 compared to the Nine Months Ended March 31, 2017

Sales, net. Sales, net, for the nine months ended March 31, 2018 and 2017 were $31.1 million and $35.7 million, respectively, a decrease of 12.8%, and are comprised of the following:

	Nine Months Ended		Dollar	Percentage
	March 31,		Change	Change
	2018	2017	2018 vs 2017	2018 vs 2017
	(amounts in thousands)
Contract Manufacturing:
US Customers	$26,314	$27,885	$(1,571)	(5.6%	)
International Customers	3,661	6,381	(2,720)	(42.6%	)
Net sales, Contract Manufacturing	29,975	34,266	(4,291)	(12.5%	)

Branded Nutraceutical Products:
US Customers	181	123	58	47.2%
International Customers	30	199	(169)	(84.9%	)
Net sales, Branded Nutraceutical Products	211	322	(111)	(34.5%	)

Other Nutraceuticals:
US Customers	853	1,021	(168)	(16.5%	)
International Customers	106	98	8	8.2%
Net sales, Other Nutraceuticals	959	1,119	(160)	(14.3%	)

Total net sales	$31,145	$35,707	$(4,562)	(12.8%	)

For the nine months ended March 31, 2018 and 2017, a significant portion of our consolidated net sales, approximately 91% and 90%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 72% and 22% and 58% and 37%, respectively, of our Contract Manufacturing Segment’s net sales in the nine months ended March 31, 2018 and 2017, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Costco Wholesale Corporation (“Costco”) and BJ's Wholesale Club ("BJ's") (customers of our Branded Nutraceutical Products Segment), while not significant customers of our consolidated net sales represented approximately 33% and 13% and 73% and 0% respectively, of the Branded Nutraceutical Products Segment net sales in the nine months ended March 31, 2018 and 2017, respectively.

The decrease in net sales of approximately $4.6 million was primarily the result of:

●

Net sales decreased in our Contract Manufacturing Segment by $4.3 million primarily due to decreased sales volumes to Herbalife of approximately $6.7 million in the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. The decline in sales in the nine months ended March 31, 2018 from Herbalife, was primarily due to decreased orders received from Herbalife for items that we manufacture for them and secondarily from (i) approximately $0.6 million in shipments originally scheduled for the three months ended September 30, 2017 were requested by Herbalife to be shipped in the month of June 2017 due to a scheduled shut down of Herbalife’s logistics software in August 2017 and (ii) approximately $1.0 million of discontinued items by Herbalife which were manufactured by MDC. Offsetting the decline of net sales to Herbalife was an increase of sales volume to Life Extension of approximately $2.0 million in the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017.

●

Net sales in our Branded Nutraceutical Products Segment decreased by approximately $0.1 million in the nine months ended March 31, 2018, primarily as the result of decreased sales of $166,000 to Costco resulting from pricing pressures from the strong US Dollar versus the Canadian Dollar, offset, in part, by an initial net sale to BJ’s in the amount of $28,000.

●

Net sales in our Other Nutraceuticals segment decreased by $0.2 million primarily as a result of the timing of shipments to our regular customers and a backlog of orders with our supplier, DSM. We expect $0.1 million of these sales to occur in the next three months ending June 30, 2018.

Cost of sales. Cost of sales decreased by $3.1 million to $27.6 million for the nine months ended March 31, 2018, as compared to $30.7 million, a decrease of 10%, for the nine months ended March 31, 2017. Cost of sales increased as a percentage of sales to 89% for the nine months ended March 31, 2018 as compared to 86% for the nine months ended March 31, 2017. The decrease in the cost of goods sold amount is consistent with the decreased net sales of approximately 13%. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension as a percentage of total sales in our Contract Manufacturing Segment. The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as Life Extension tends to use raw materials with trademarked characteristics which limits the ability to negotiate pricing. Secondarily, the cost of sales increased as a percentage of sales, net as a result of the fixed manufacturing costs in our Contract Manufacturing Segment decreasing by approximately 7% from the comparable period a year ago, while our sales decreased by approximately 13%. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each of the other two segments.

Selling and Administrative Expenses. There was a decrease in selling and administrative expenses of $150,000 or approximately 6% in the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017. As a percentage of sales, net, selling and administrative expenses were approximately 7.9% and 7.3% for the nine months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to a decrease in salaries and employees benefits of approximately $150,000, as the result of decreasing our sales support by two people in our Branded Nutraceutical Products Segment and a corresponding decrease in our vacation pay expense.

No other component of our selling and administrative expenses changed by more than $13,500 other than non-cash compensation which decreased by approximately $26,000 as there were no stock options granted in the nine month period ended March 31, 2018, whereas in the nine month period ended March 31, 2017, stock options were granted to Board Members not employed by the Company, which vested monthly over our fiscal year ended June 30, 2017.

Other income (expense), net. Other income (expense), net was approximately $0.8 million for the nine months ended March 31, 2018 as compared to $1.3 million for the nine months ended March 31, 2017, and is composed of:

	Nine months ended
	March 31,
	2018	2017
	(dollars in thousands)
Interest expense	$(694)	$(684)
Change in fair value of derivative instruments	121	(639)
Impairment charge on investment in iBio, Inc.	(251)	-
Other income	13	41
Other income (expense), net	$(811)	$(1,282)

The variance in the change in fair value of derivative liabilities between the nine months ended March 31, 2017 and the nine months ended the March 31, 2018 was mainly the result of the decreased closing trading price of our common stock from $0.19 as of June 30, 2017 to $0.17 as of March 31, 2018 and the change in the volatility of the closing trading price of our common stock from 98.11% as of June 30, 2017 to 110.80% as of March 31, 2018. The closing trading price and the volatility of the closing trading price of our common stock are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.

Our interest expense for the nine months ended March 31, 2018, was approximately $10,000 more than the nine months ended March 31, 2017. The increase in interest expense was the result of an increase in interest rates of 0.75% from the nine month period ended March 31, 2017 to the nine month period ended March 31, 2018 on our Senior Credit Facility (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), offset by, a decrease in our outstanding debt in the amount of $1.1 million from June 30, 2017 to March 31, 2018.

In the nine months ended March 31, 2018 we determined that there was an impairment on the carrying value of our investment in iBio, Inc. in the amount of approximately $0.3 million resulting from the decline in the closing trading price of their common stock on the NYSE American Exchange in the six month period ended December 31, 2017 from $0.39 per share as of June 30, 2017 to $0.18 per share as of December 31, 2017. There was no such impairment in the three month period ended March 31, 2018.

Other income decreased by approximately $28,000 as the result of earning less income due to the inability of our service client to pay for the services the Company provided for back office support, logistics and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets.

Federal and state income tax, net. For the nine months ended March 31, 2018 and 2017, we had state income tax, net expense of approximately $111,000 and $237,000, respectively, and a federal deferred and current income tax expense of $287,000 and $28,000, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized. The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

The decrease in state income tax expense of $126,000 is the result of the decreased net income for MDC. The increase in the federal income tax expense of $287,000 is the result of the one-time charge for the change in the effective federal tax rate from 34% as of December 31, 2017 to 21% as of January 1, 2018, which resulted in a decrease to our deferred tax assets of $263,000 offset by a deferred federal tax expense of approximately $24,000.

Net (loss) income. Our net loss for the nine months ended March 31, 2018 was $0.1 million compared to net income of $0.8 million in the nine months ended March 31, 2017, a decrease of $0.9 million. The decrease was primarily the result of our decreased operating income of $1.3 million, the impairment charge on our investment in iBio, Inc. of $0.3 million and an increased income tax expense, net of $0.1 million, offset by the change in fair value of derivative instruments of approximately $0.8 million.

For the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Sales, net. Sales, net, for the three months ended March 31, 2018 and 2017 were substantially the same amount of approximately $10.6 million and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2018	2017	2018 vs 2017	2018 vs 2017
	(amounts in thousands)
Contract Manufacturing:
US Customers	$9,333	$8,358	$975	11.7%
International Customers	879	1,983	(1,104)	(55.7%	)
Net sales, Contract Manufacturing	10,212	10,341	(129)	(1.2%	)

Branded Nutraceutical Products:
US Customers	-	31	(31)	(100.0%	)
International Customers	9	4	5	125.0%
Net sales, Branded Nutraceutical Products	9	35	(26)	(74.3%	)

Other Nutraceuticals:
US Customers	351	260	91	35.0%
International Customers	3	18	(15)	(83.3%	)
Net sales, Other Nutraceuticals	354	278	76	27.3%

Total net sales	$10,575	$10,654	$(79)	(0.7%	)

For the three months ended March 31, 2018 and 2017, a significant portion of our consolidated net sales, approximately 91% and 87%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 74% and 21% and 65% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended March 31, 2018 and 2017, respectively. The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $79,000 was primarily the result of net sales decreasing in our Contract Manufacturing Segment of $129,000 primarily due to decreased sales volumes to one of our major customers, Herbalife, of approximately $1.2 million, in the three months ended March 31, 2018, compared to the comparable prior period, offset by increases of approximately $0.8 million to our other major customer, Life Extension, and increases to our other customers of $0.3 million. In the three months ended March 31, 2018, there was a change in estimate of the net sales to BJ’s that occurred in the three months ended December 31, 2017, resulting in an adjustment in promotional costs from a form of advertising expense classified as selling and administrative expenses to an adjustment in the estimate sales returns and allowances in the amount of $31,000 offsetting other sales from other US customers.

Cost of sales. Cost of sales decreased by $0.2 million, approximately 2%, to $9.1 million for the three months ended March 31, 2018, as compared to $9.3 million for the three months ended March 31, 2017. Cost of sales decreased as a percentage of sales to 86.1% for the three months ended March 31, 2018 as compared to 87.5% for the three months ended March 31, 2017. The decrease in the cost of goods sold amount of approximately 2.2% is consistent with the decreased net sales of approximately 1%.

The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the change in the product mix sold in our Contracting Manufacturing Segment resulting in a higher cost of raw materials in the products sold. There were no significant changes in the cost of goods sold in our other two segments.

Selling and Administrative Expenses. There was a decrease in selling and administrative expenses of approximately $101,000 in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 or approximately 11.1%. As a percentage of sales, net, selling and administrative expenses were approximately 7.7% and 8.5% for the three months ended March 31, 2018 and 2017, respectively. The decrease was primarily due to a decrease in salaries and employees benefits of approximately $70,000, as the result of decreasing our sales support by two people in our Branded Nutraceutical Products Segment and a corresponding decrease in our vacation pay expense, a decrease in stock option compensation expense of $8,000 as a result of no new stock options being granted in the three month period ended March 31, 2018, and a decrease of $12,500 in our provision for doubtful accounts receivable. No other expense within our selling and administrative expenses changed by more than $10,000.

Other income (expense), net. Other income (expense), net was approximately $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, and is composed of:

	Three months ended
	March 31,
	2018	2017
	(dollars in thousands)
Interest expense	$(232)	$(225)
Change in fair value of derivative instruments	54	92
Impairment charge on investment in iBio, Inc.	-	-
Other income	9	10
Other income (expense), net	$(169)	$(123)

Our interest expense in the three months ended March 31, 2018 increased by approximately $7,000 from the three months ended March 31, 2017, primarily as the result of the increase in interest rates of 0.75% from the three month period ended March 31, 2017 to the three month period ended March 31, 2018 on our Senior Credit Facility (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

The variance in the change in fair value of derivative liabilities between the three months ended March 31, 2017 to the three months ended March 31, 2018 was mainly the result of the increased closing trading price of our common stock from $0.23 as of December 31, 2016 to $0.21 as of March 31, 2017 and a subsequent decrease in the closing trading price of our common stock in the three month period ended March 31, 2018 to $0.17 from $0.18 as of December 31, 2017 to $0.17.  The volatility of the closing trading price of our stock is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.

Federal and state income tax, net. For the three months ended March 31, 2018 and 2017, we had state income tax expense of approximately $67,000 and $68,000, respectively, and federal deferred income tax expense of $36,000 and $0, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized. The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income. Our net income for the three months ended March 31, 2018 and 2017 was approximately $0.4 million and $0.2 million, respectively. The increase of approximately $0.2 million was primarily the result of increased operating income of $0.2 million, decreased selling and administrative expenses of $0.1 million, offset by increases in other expenses, net and federal and state income taxes, net aggregating $0.1 million.

Seasonality

The nutraceutical business tends to be seasonal. We have found that in our first fiscal quarter ending on September 30th of each year, orders for our branded proprietary nutraceutical products are usually slow (absent the addition of new customers or a new product launch with a significant first time order), as buyers in various markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in our second fiscal quarter, ending on December 31st of each year, orders for our products increase as the demand for our branded nutraceutical products, as well as sales orders from our customers in our Contract Manufacturing Segment, seem to increase in late December to early January as consumers become health conscious as they enter the new year.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the nine months ended
	March 31,
	2018	2017
	(dollars in thousands)

Net cash provided by operating activities	$1,343	$1,215
Net cash used in investing activities	$(210)	$(310)
Net cash used in financing activities	$(1,203)	$(1,104)

Cash at end of period	$62	$196

At March 31, 2018 and June 30, 2017, our working capital was approximately $1.0 million and $1.4 million, respectively. Our current assets decreased by $0.3 million and current liabilities increased by approximately $0.1 million, resulting in a decrease in our working capital of $0.4 million.

Net cash provided by operating activities of $1.3 million in the nine months ended March 31, 2018, includes a net loss of approximately $0.1 million. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $0.6 million. Cash was provided by operations from our working capital assets and liabilities in the amount of approximately $0.7 million and was primarily the result of a net increase in accounts payable and accrued expenses and other liabilities of approximately $0.8 million and a decrease in accounts receivable of $0.8 million offset, in part, by an increase in inventories of $0.9 million.

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

Net cash used in investing activities of $210,000 and $310,000 in the nine months ended March 31, 2018 and 2017, respectively, was used for the purchase of property and equipment primarily in our Contract Manufacturing Segment.

Cash used in financing activities was approximately $1.2 million for the nine months ended March 31, 2018, primarily as a result of repayments of advances under our revolving credit facility of approximately $30.5 million, repayments of principal under our term notes in the amount of $0.8 million and $0.2 million of payments under capitalized lease obligations, offset, with $30.1 million received from advances under our revolving credit facility and $0.1 million in proceeds received in a sales-lease back financing for machinery and equipment in our Contract Manufacturing Segment.

Cash used in financing activities was approximately $1.1 million for the nine months ended March 31, 2017, primarily a result of repayments of advances under our revolving credit facility of $35.0 million and principal payments made under our term notes in the amount of $0.7 million, offset, in part, with $34.5 million received from advances under our revolving credit facility.

As of March 31, 2018, we had cash of $62,000, funds available under our revolving credit facility of approximately $1.5 million and working capital of approximately $1.0 million. Our working capital includes $4.3 million outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Furthermore, we had income from operations of approximately $1.1 million in the nine months ended March 31, 2018.  Additionally, as of March 31, 2018, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending May 9, 2019.

Our total annual commitments at March 31, 2018 for long term non-cancelable leases of approximately $594,000 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of May 9, 2018, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2018 and 2017 were approximately $258,000 ($38 financed with capitalized lease obligations) and $0.3 million, respectively. The Company has budgeted approximately $0.3 million for capital expenditures for fiscal year 2018. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, and, based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the nine months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)     Exhibits

Exhibit

Number

31.1	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 and 2017, and (iv) the Notes to Condensed Consolidated Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 9, 2018	By: /s/ E Gerald Kay
E. Gerald Kay,
President and Chief Executive Officer

Date: May 9, 2018	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President