Form 10-K
period 2018-06-30
INTEGRATED BIOPHARMA INC
filed 2018-09-12
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2018
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2017 was $1,642,853.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 12, 2018
Common Stock, $.002 par value	29,365,943 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in this Annual Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company.

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Naturally Noni, Peaceful Sleep, Green Envy, FiberCal, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (iv) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.

Significant Revenues from Major Customers

For each of the fiscal years ended June 30, 2018 and 2017 a significant portion of our consolidated net sales, approximately 91%, were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife International of America, Inc. (“Herbalife”), both customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 69% and 26% and 56% and 39%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2018 and 2017, respectively. Costco Wholesale Corporation (“Costco”) and BJ's Wholesale Club ("BJ's") (customers of our Branded Nutraceutical Products Segment), while not significant customers of our consolidated net sales, represented approximately 37% and 11% and 64% and 0% respectively, of the Branded Nutraceutical Products Segment net sales in the fiscal years ended June 30, 2018 and 2017, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Government Regulations

The manufacturing, processing, formulation, packaging, labeling and advertising of our products are subject to regulation by a number of federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the United States Postal Service, the Consumer Product Safety Commission and the United States Department of Agriculture. Our activities are also regulated by various state and local agencies in states where our products are sold. The FDA is primarily responsible for the regulation of the manufacturing, labeling and sale of our products. The operation of our vitamin manufacturing facility is subject to regulation by the FDA as a dietary supplement manufacturing facility. The United States Postal Service and the FTC regulate advertising claims with respect to the Company’s products. In addition, we manufacture and market certain of our products in compliance with the guidelines promulgated by the United States Pharmacopoeia Convention, Inc. (“USP”) and other voluntary standards organizations.

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

We intend to compete by stressing the quality of our manufactured products, providing prompt service, competitive pricing of products in our marketing segment and by focusing on niche products in international retail markets.

Research and Development Activities

We do not conduct any significant research and development activities.

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2018 and 2017.

Employees

As of September 12, 2018, we had approximately 128 full time employees of whom 82 belong to the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 31, 2022. The remaining 46 employees not covered by a collective bargaining agreement consisted of approximately 15 administrative and professional personnel, 17 laboratory personnel, 4 sales and marketing personnel and 10 production and shipping personnel. We consider our relations with our employees to be good.

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

We currently have (i) $11.4 million in senior secured financing ( the “Senior Credit Facility”) under the Loan Agreement, dated as of June 27, 2012 and as amended on February 19, 2016 (the "Amended Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp. (“IHT Properties”), and Vitamin Factory (collectively, the “Borrowers”) and PNC Bank, National Association ("PNC"), (ii) a $5.4 million Amended and Restated Convertible Promissory Note issued by the Company to CD Financial LLC ("CD Financial") on June 27, 2012 (the "CD Convertible Note") pursuant to the Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012, and as amended on February 19, 2016, between the Company and CD Financial (the "CD SPA"), and (iii) a $1.7 million Promissory Note issued by the Company to CD Financial on June 27, 2012 and as amended on February 19, 2016, pursuant to the CD SPA (the documents referred to in clauses (i), (ii) and (iii) immediately above are referred to herein as the "Financing Agreements").

In July 2018, CD Financial exercised its conversion right pursuant to the CD SPA and in accordance with Section 3 (b) of the CD Convertible Note to convert the CD Convertible Note into common stock of the Company (“Common Shares”).  The CD Convertible Note was convertible at the option of CD Financial into Common Shares at a conversion price of $0.65 per share, subject to customary adjustments.  CD Financial exercised its conversion right with respect to the entire principal amount due under the CD Convertible Note. The Company issued 8,230,769 Common Shares to CD Financial at a conversion price of $0.65 per Common Share and satisfied the $5.4 million CD Convertible Note in full.

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

A significant portion of our revenues are concentrated among three customers, Life Extension, Herbalife (customers in our Contract Manufacturing Segment) and Costco (a customer of our Branded Proprietary Products Segment). For each of the fiscal years ended June 30, 2018 and 2017, approximately 91% of our consolidated net sales were derived from the two major customers in our Contract Manufacturing Segment. The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

 We have incurred losses and negative cash flows and could incur losses and negative cash flow in the near term.

Although we have achieved operating income for the past six fiscal years ended June 30, 2018, we have had negative operating cash flows for three out of the past six years and could incur net losses in the near term as well as generate negative cash flow until we can produce consistent sufficient revenues to cover our costs through the sale of our products.

In the current fiscal year ended June 30, 2018, we had net income of approximately $0.7 million and cash flows from our operating activities of approximately $1.2 million. At June 30, 2018, we had cash of approximately $0.2 million and a working capital deficit of approximately $4.0 million. Our working capital is lowered by the $4.9 million outstanding under our revolving line of credit with PNC Bank, National Association which is not due until February 2020, but is classified as current due to a subjective acceleration clause that could cause the advances to become currently due and by the current classification of our CD Convertible Note in the amount of $5.4 million as a result of CD Financial exercising its right to convert the CD Convertible Note to equity and the Company issuing shares to CD Financial on July 31, 2018 in satisfaction in full of the $5.4 million CD Convertible Note. (See Note 5 to the financial statements included in this Annual Report on Form 10-K). Although we have been able to achieve profitability for the past six fiscal years, we have had negative cash flows from our operating activities in three out of the past six fiscal years ended June 30, 2018. We cannot assure that we will remain profitable, although we have taken several actions to correct the past losses, including maintaining sales above $40 million for the past three fiscal years ended June 30, 2018, and maintaining our selling and administrative costs at approximately 7% of consolidated net sales in each of the fiscal years ended June 30, 2018 and 2017. Additionally, the conversion of the CD Convertible Note in July 2018 will eliminate approximately $0.3 million in annual interest costs in future financial periods.

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

Our common stock is currently trading on the OTC Bulletin Board. From February 27, 2009 through September 22, 2009, our common stock was trading in the Pink Sheets. Prior to February 27, 2009, our common stock was listed on the NASDAQ Global Market, and there can be no assurance that we will, in the future, be able to meet all the requirements for reinstatement on that exchange. The delisting of our common stock from the NASDAQ Global Market has adversely affected, and may in the future continue to adversely affect, the liquidity and trading of our common stock.

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2018 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities significantly owned by members of the Kay family and other of our significant shareholders and/or executive officers, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our Executive Officers and Directors beneficially own collectively approximately 71% of our outstanding shares of commons stock as of September 12, 2018. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Our company, like other manufacturers, wholesalers and distributors of vitamin and nutritional supplement products, faces an inherent risk of exposure to product liability claims if, among other things, the use or ingestion of our products, results in sickness or injury. We currently maintain a product liability insurance policy that provides a total of $5.0 million of coverage per occurrence and $5.0 million of coverage in the aggregate. However, there can be no assurance that existing or future insurance coverage will be sufficient to cover any possible product liability risks or that such insurance will continue to be available to us on economically feasible terms.

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

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida. On June 2, 2018, AgroLabs renewed this lease with minimum annual payments of approximately $24,000. This renewed lease will expire in February 2019.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol INBP.OB.

Set forth below are the high and low bid quotation of the Company’s common stock as quoted on the OTC Bulletin Board, for each of the fiscal quarters in the fiscal years ended June 30, 2018 and 2017. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED JUNE 30, 2017
First Quarter	$0.150	$0.075
Second Quarter	$0.215	$0.145
Third Quarter	$0.290	$0.190
Fourth Quarter	$0.200	$0.175
FISCAL YEAR ENDED JUNE 30, 2018
First Quarter	$0.210	$0.170
Second Quarter	$0.200	$0.125
Third Quarter	$0.151	$0.100
Fourth Quarter	$0.160	$0.110

Holders

As of June 30, 2018, there were approximately 80 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2018 and 2017, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2018, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,439,250	$0.11	4,620,419
Equity compensation plans not approved by security holders	-	-	-
Totals	2,439,250	$0.11	4,620,419

Recent Sales of Unregistered Securities

On July 31, 2018, the Company authorized the issuance of 8,230,769 shares of the Company’s Common Shares to CD Financial. The Common Shares were issued upon the exercise by CD Financial of its conversion right pursuant to the CD SPA and in accordance with Section 3 (b) of the CD Convertible Note in the principal amount of approximately $5.4 million.  The CD Convertible Note was convertible at the option of CD Financial into Common Shares at a conversion price of $0.65 per share, subject to customary adjustments. CD Financial exercised its conversion right with respect to the entire principal amount due under the CD Convertible Note. The Common Shares issued to CD Financial were issued at a conversion price of $0.65 per Common Share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2018, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our common stock or other securities.

Item 6. Selected Financial Data and Supplementary Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

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

Net sales in our operations of AgroLabs is also affected by: the timing of new product introductions and the demand for and market acceptance of our products; actions taken by our competitors, including new product offerings and introductions, marketing programs and pricing pressures, and our response to such actions; our ability to respond quickly to consumer tastes and needs; and the availability of sufficient raw materials and production lead-time from suppliers to meet demand. Factors that could cause demand to be different from our expectations include: customer acceptance of our products and our competitors' products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings, established and developing business relationships, facilities, personnel, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

For the fiscal year ended June 30, 2018, our net sales from operations decreased by $3,244 to approximately $43,710 from approximately $46,954 in our fiscal year ended June 30, 2017. In the fiscal year ended June 30, 2018, our gross profit of $4,988 was approximately $1,679 less than it was for the fiscal year ended June 30, 2017 of approximately $6,667, as a result of our cost of goods sold decreasing by approximately $1,565. Our profit margins decreased by 2.8% in the fiscal year ended June 30, 2018, from 14.2% to 11.4% as a result of the shift in the major customer base due to Life Extension representing 69% in the fiscal year ended June 30, 2018 compared to 56% in the fiscal year ended June 30, 2017 with less net sales from Herbalife and other customers in our Contract Manufacturing Segment. This change in the concentration in the customer sales to Life Extension results in lower net margins on higher sales dollars due to the higher cost of the trademarked raw materials, which limits the ability to negotiate pricing, used in the manufacturing of the product mix sold to Life Extension. We had consolidated selling and administrative expenses of approximately $3,294 and $3,480 in the fiscal years ended June 30, 2018 and 2017, respectively. The decrease in the consolidated selling and administrative expenses of $186 was primarily from lower salary and benefit costs for the year from a decrease in our headcount. For the fiscal years ended June 30, 2018 and 2017, we had operating income of approximately $1,694 and $3,187, respectively. Our current year results are significantly lower than the prior year due to the decline in net sales of 7%, or $3,244 offset by the decrease in the cost of goods sold of 4% or $1,565. Our results were in line with our expectations for the fiscal year ended June 30, 2018.

Our revenue from our two customers is dependent on their demand within their respective distribution channels for the products we manufacture for them.  As in any competitive market, our ability to match or beat other contract manufacturers pricing for the same items may also alter our outlook and the ability to maintain or increase revenues.  We will continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales and expanding our customer base.

In our branded product segment, we are developing new customer relationships focused on the international markets in Canada, Mexico and Asia. We have found that these relationships have taken longer than anticipated to result in product sales as the international regulatory requirements are unique to each market and can change before we are able to close on any sales transactions and such regulatory requirements also result in additional time to clear customs. We are also developing new products to include branded products for solid dosage and in powder format which will be manufactured by MDC and sold using our AgroLabs brand or to our customer contacts developed through selling our branded product under the customer’s labels. We believe that this will increase sales and further leverage our fixed manufacturing and selling costs in each of these segments as we diversify our branded product offerings to our existing and developing customers. While this sale cycle continues to take longer than management had anticipated, we expect these relationships to contribute to our sales in the fiscal year ending June 30, 2019.

Additionally, we expect to benefit from the business relationship in connection with our AgroSport LLC equity investment.  On June 1, 2018, we partnered with a business manager experienced in marketing consumer brands and the contract manufacturer of the AgroSport product line and are working to expand our online presence in the sports nutrition as well as cross over and leverage the branding of AgroSport to our broad based nutritional supplements for AgroLabs.   AgroLabs contributed the AgroSport product line to AgroSport LLC in exchange for a one third interest in AgroSport LLC.  The contribution included our website www.agrosport.com, all trademarks and all tangible and other intangible assets associated with the AgroSport product line and a future capital contribution commitment of $10.

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

Trade Marketing and Merchandising

In order to support the Company’s proprietary nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent less than 1% of consolidated net sales in the financial statements contained in this Annual Report on Form 10-K, for each of the fiscal years ended June 30, 2018 and 2017.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value, which reflects management’s estimates of net realizable value. Cost is determined using the first-in, first-out method. As a result of our inventory being manufactured primarily on a purchase order basis, the quantity of both raw materials and finished goods inventory provides for minimal risk of potential overstock or obsolescence.

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

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified in the fiscal years ended June 30, 2018 or 2017.

 Deferred Taxes

The Company accounts for income taxes with an asset-and-liability approach that requires the recognition of deferred tax assets for the expected tax consequences and events that have been recognized in the Company’s financial statements or tax returns.

Prior to the fiscal year ended June 30, 2017, we recorded a valuation reserve in the amount equal to 100% of our deferred tax assets and liabilities generated in the taxable periods ended through June 30, 2016. Our management, based on the then current factors relating to our past results of operations, determined that it is more likely than not that we will not have future federal taxable income which would allow us to realize our net deferred tax assets in the near future. In the fiscal year ended June 30, 2017, management determined, that for a portion of our deferred tax assets, based on more recent financial results and past taxable income, that it is more likely than not, that certain of our deferred tax assets will be realized. Accordingly, management released the valuation reserves relating to those deferred tax assets.  This resulted in the recognition of deferred tax benefits in the fiscal years ended June 30, 2018 and 2017 in the amount of approximately $823 and $185, respectively.

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

Results of Operations (in thousands, except share and per share amount)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2018	2017

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	88.6%	85.8%
Selling and administrative	7.5%	7.4%
Total costs and expenses	96.1%	93.2%
Income from operations	3.9%	6.8%

Other expense, net:
Interest expense	(2.1% )	(1.9% )
Other income (expense):
Change in fair value of derivative instruments	1.1%	(0.9% )
Impairment charge on investment in iBio, Inc.	(0.8% )	(0.1% )
Other income, net	0.2%	0.1%
Total other income (expense)	0.5%	(0.9% )
Total other expense, net	(1.6% )	(2.8% )
Income before income taxes	2.3%	4.0%

Federal and state income tax expense (benefit), net	0.7%	(1.0% )

Net income	1.6%	5.0%

 Year ended June 30, 2018 Compared to the Year ended June 30, 2017

Sales, net. Net sales for the fiscal year ended June 30, 2018 and 2017 were $43,710 and $46,954, respectively, a decrease of $3,244 or 6.9%. The decrease is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2018	2017	2018 vs 2017	2018 vs 2017
	(dollars in thousands)
Contract Manufacturing:
US Customers	$35,803	$36,176	$(373)	(1.0%	)
International Customers	6,279	8,926	(2,647)	(29.7%	)
Net sales, Contract Manufacturing	42,082	45,102	(3,020)	(6.7%	)

Branded Nutraceutical Products:
US Customers	204	169	35	20.7%
International Customers	48	216	(168)	(77.8%	)
Net sales, Branded Nutraceutical Products	252	385	(133)	(34.5%	)

Other Nutraceuticals:
US Customers	1,229	1,326	(97)	(7.3%	)
International Customers	147	141	6	4.3%
Net sales, Other Nutraceuticals	1,376	1,467	(91)	(6.2%	)

Total net sales	$43,710	$46,954	$(3,244)	(6.9%	)

For each of the fiscal years ended June 30, 2018 and 2017, a significant portion of our consolidated net sales, approximately 91%, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 69% and 26% and 56% and 39%, respectively of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2018 and 2017, respectively.

Costco Wholesale Corporation (“Costco”) and BJ's Wholesale Club ("BJ's") (customers of our Branded Nutraceutical Products Segment), while not significant customers of our consolidated net sales represented approximately 37% and 11% and 64% and 0% respectively, of the Branded Nutraceutical Products Segment net sales in the fiscal years ended June 30, 2018 and 2017, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $3,244 was primarily the result of:

●

Net sales decreased in our Contract Manufacturing Segment by approximately $3,020 was primarily due to decreased sales volumes to one of our major customers, Herbalife, in the amount of $6,556, offset in part, by an increase in net sales volumes to our other major customer, Life Extension, in the amount of $3,706 in the fiscal year ended June 30, 2018, compared to the comparable prior year.

●

Net sales in our Branded Nutraceutical Segment decreased by approximately $133 in the fiscal year ended June 30, 2018, compared to the fiscal year ended June 30, 2017. The decrease in the Branded Nutraceutical Segment is the primarily the result of decreased sales to Costco in the amount of $154, offset in part, by increased sales to BJ’s of approximately $28. The Costco decrease was the result of discontinuing sales of Green Envy products in the warehouses of Costco Canada and only selling Green Envy products on the Costco Canada website. This decision was made due to the strong United States Dollar compared to the Canadian Dollar.

●

Net sales in the Other Nutraceutical Segment decreased by approximately $91, due primarily to a decline in overall sales in IHT Health Products, Inc. in the fiscal year ended June 30, 2018 of approximately $138 compared to the fiscal year ended June 30, 2017 offset by an increase of $47 in the other operations included in this segment.

Cost of sales. Cost of sales decreased by $1,565 to $38,722 for the fiscal year ended June 30, 2018, as compared to $40,287 for the fiscal year ended June 30, 2017, a decrease of approximately 4%. Cost of sales as a percentage of sales was approximately 89% and 86% for the fiscal years ended June 30, 2018 and 2017, respectively. The decrease in the cost of goods sold amount of approximately 4% is consistent with the decreased net sales of approximately 7%. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased sales to Life Extension as a percentage of total sales in our Contract Manufacturing Segment. The cost of the raw materials for the Life Extension finished goods, on average, cost more per bottle than goods produced for our other customers in the Contract Manufacturing Segment as Life Extension tends to use raw materials with trademarked characteristics which limits the ability to negotiate pricing. Secondarily, the cost of sales increased as a percentage of sales, net as a result of the fixed manufacturing costs in our Contract Manufacturing Segment decreasing by approximately 5% from the comparable period a year ago, while our sales decreased by approximately 7%. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each of the other two segments.

Selling and Administrative Expenses. There was a decrease in selling and administrative expenses of $186 or approximately 5.3% in the fiscal year ended June 30, 2018 as compared to the fiscal year ended June 30, 2017. As a percentage of sales, net, selling and administrative expenses were approximately 7.5% and 7.4% for the fiscal year ended June 30, 2018 and 2017, respectively. The decrease in selling and administrative expenses was primarily the result of decreased salaries and employee benefits of approximately $188. Salaries and employee benefits decreased as the result of reduced headcount in the Branded Nutraceutical Segment of two sales support staff and two other office support staff in our Contract Manufacturing Segment. The change in headcount was offset in part by increases for other staff members who were assigned the duties from the resulting staff reductions.

Other expense, net. Other expense, net was approximately $689 for the fiscal year ended June 30, 2018 compared to $1,331 for the fiscal year ended June 30, 2017, and is composed of:

	Fiscal Year Ended
	June 30,
	2018	2017
	(dollars in thousands)
Interest expense	$(926)	$(911)
Other income (expense):
Change in fair value of derivative liability	494	(427)
Impairment charge on investment in iBio, Inc.	(358)	(36)
Other income, net	101	43
Total other income (expense), net	237	(420)
Other expense, net	$(689)	$(1,331)

Our interest expense for the fiscal year ended June 30, 2018, was approximately $15 more than the fiscal year ended June 30, 2017. The increase in interest expense was primarily the result of an increase in interest rates of 0.75% from the fiscal year ended June 30, 2017 to the fiscal year ended June 30, 2018 on our Senior Credit Facility (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), representing an increase of approximately $39 on the outstanding balance under the Revolving Advances, offset by a decrease in interest on the Term Note of $22 resulting from the monthly principal payments under the Term Note and the 25% of the Excess Cash Flow payment for the fiscal year ended June 30, 2017 made in September 2017.

The variance in the change in fair value of derivative liability from the fiscal year ended June 30, 2017 to the fiscal year ended June 30, 2018 was mainly the result of the change in the volatility of the closing trading price of our common stock from 98.11% as of June 30, 2017 to 51.30% as of June 30, 2018 and the decreased closing trading price of our common stock from $0.19 as of June 30, 2017 to $0.15 as of June 30, 2018. The volatility of the closing trading price of our common stock and the closing trading price are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.

In the fiscal year ended June 30, 2018 we determined that there was an impairment on the carrying value of our investment in iBio, Inc. in the amount of approximately $358 resulting from the decline in the closing trading price of their common stock on the NYSE American Exchange from $3.90 per share as of June 30, 2017 (as adjusted for a 10 for 1 reverse stock split) to $0.90 per share as of June 30, 2018.

In the fiscal years ended June 30, 2018 and 2017, we had earned income of $8 and $43, respectively from providing back office and operational support for a start-up company which sells over the counter pharmaceutical and nutraceutical products through retail and internet based outlets. The balance of other income in the fiscal year ended June 30, 2018 was primarily from gains of (i) $88 from the investment in AgroSport LLC ("AGS") recognized on the exchange of certain assets relating to AgroSport for a 33 1/3 percent interest in AGS and (ii) $5 from the disposal of fixed assets.

Federal and state income tax, net. For the fiscal years ended June 30, 2018 and 2017, we had a current state tax expense of approximately $170 and $306, respectively. In the fiscal year ended June 30, 2018, we had federal alternative minimum taxes of approximately $4 and a net deferred income tax expense of approximately $152, resulting in a net income tax expense of $326.

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

The decrease in the state tax expense from 2017 to 2018 was the result of decreased taxable income for MDC, all of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.  The current year federal income tax expense includes a one-time charge for the change in the effective federal tax rate from 34% as of December 31, 2017 to 21% as of January 1, 2018 and other tax changes as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, which resulted in a net decrease to our deferred tax assets of $202.

Net income. Our net income for the fiscal year ended June 30, 2018 and 2017 was approximately $679 and $2,346, respectively. The decrease of approximately $1,667 was primarily the result of decreased operating income of $1,493.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

	For the fiscal year ended June 30,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$1,168	$397
Net cash used in investing activities	$(242)	$(327)
Net cash used in financing activities	$(830)	$(333)
Cash at end of year	$228	$132

At June 30, 2018, and 2017, the Company had working capital deficit of approximately $4,026 and working capital of $1,396, respectively. Our current assets decreased by $397 and current liabilities increased by approximately $5,025 from June 30, 2017 to June 30, 2018. The increase in the current liabilities was the result of $5,269 of the CD Convertible Note classified as current due to the receipt of a conversion notice in July 2018 and the subsequent conversion of the entire CD Convertible Note to common shares of the Company at $0.65 on July 31, 2018. (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).

Net cash provided by operating activities of $1,168 in the fiscal year ended June 30, 2018 includes net income of approximately $679. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, release of accounts payable no longer owed and changes in the fair value of derivative liabilities and the impairment charge on our intangible assets, changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $1,111. Cash in the amount of approximately $57 from our working capital assets and liabilities was provided from our operating activities and was primarily the result of an increase in inventories of approximately $96 and decreases in accounts payable and accrued expenses and other liabilities of approximately $126, offset in part by a decreases in accounts receivable of $182 and prepaid expenses of $97.

Net cash provided by operating activities of $397 in the fiscal year ended June 30, 2017 includes net income of approximately $2,346. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, release of accounts payable no longer owed and changes in the fair value of derivative liabilities and the impairment charge on our intangible assets, changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $2,532. Cash in the amount of approximately $2,135 from our working capital assets and liabilities was used in our operating activities and was primarily the result of an increase in accounts receivable of approximately $884 and decreases in accounts payable and accrued expenses and other liabilities of approximately $1,319, offset in part by a decrease in inventory of $111.

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $247 and $327 in the fiscal years ended June 30, 2018 and 2017, respectively, offset in the fiscal year ended June 30, 2018 by proceeds received from the sale of fixed assets of $6, a net use of cash approximately $242.

Cash used in financing activities was approximately $830 for the fiscal year ended June 30, 2018 and consists of; (i) repayments under our revolving credit facility of $40,945 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $959 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $233 under our capitalized lease obligations, offset in part by $41,164 received from advances under our revolving credit facility and $143 received from a sale leaseback transaction with First American Equipment Finance (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).

Cash used in financing activities was approximately $333 for the fiscal year ended June 30, 2017 and consists of; (i) repayments under our revolving credit facility of $44,919 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $829 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $131 under our capitalized lease obligations, offset in part by $45,385 received from advances under our revolving credit facility and $158 received from a sale leaseback transaction with First American Equipment Finance (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).

As of June 30, 2018, we had cash of approximately $228, funds available under our revolving credit facility of approximately $1,039 and working capital deficit of $4,026. Our working capital deficit includes approximately $4,894 outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due and $5,269 of the CD Convertible Note classified as current due to the receipt of a conversion notice in July 2018 and the subsequent conversion of the entire CD Convertible Note to common shares of the Company at $0.65 on July 31, 2018. (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K). Furthermore, we had income from operations of approximately $1,694 in the fiscal year ended June 30, 2018 and net income of approximately $679. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements at least through the twelve month period ending September 12, 2019.

Our total annual commitments at June 30, 2018 for long term non-cancelable leases of approximately $607 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of September 12, 2018, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

 Capital Expenditures

The Company's capital expenditures in the fiscal years ended June 30, 2018 and 2017 were approximately $300 ($53 funded with capitalized lease financing) and $327, respectively. The Company has budgeted approximately $350 for capital expenditures for fiscal 2019. The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

For a list of financial statements filed as part of this Annual Report on Form 10-K, see the index to consolidated financial statements on page 31.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2018 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission from 1992. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2018.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2018.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2018.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2018.

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

10.14	Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., and CD Financial, LLC. (10)
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

10.19	Convertible Line of Credit Note, dated September 22, 2014, by and among INB: Manhattan Drug Company, Inc. and PNC Equipment Finance LLC in the original principal amount of $350,000 (12)
10.20	Cross Collateralization Agreement, dated September 22, 2014, by and among INB: Manhattan Drug Company, Inc., PNC Bank National Association and PNC Equipment Finance LLC (12)
10.21	Security Agreement, dated September 22, 2014 by and among INB: Manhattan Drug Company, Inc. and PNC Equipment Finance LLC (12)
10.22	Guaranty and Suretyship Agreement, dated September 22, 2014, by and among Integrated BioPharma, Inc. and PNC Equipment Finance LLC (12)
14	Code of Business Ethics (3)
21	Subsidiaries of the Registrant (14)
23.1	Consent of Independent Registered Public Accounting Firm (14)
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

101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2018 and 2017, (ii) Consolidated Balance Sheets as of June 30, 2018 and 2017, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency for the fiscal years ended June 30, 2018 and 2017 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2018 and 2017, and (v) the Notes to Consolidated Statements. (14)

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

Item 8: Financial Statements

. . . . . . . .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”), as of June 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the fiscal years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purposed of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2009

East Hanover, New Jersey

September 12, 2018

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2018	2017

Sales, net	$43,710	$46,954

Cost of sales	38,722	40,287

Gross profit	4,988	6,667

Selling and administrative expenses	3,294	3,480

Operating income	1,694	3,187

Other income (expense), net:
Interest expense	(926)	(911)
Change in fair value of derivative liability	494	(427)
Impairment on investment in iBio Stock	(358)	(36)
Other income, net	101	43
Total other expense, net	(689)	(1,331)

Income before income taxes	1,005	1,856

Income tax expense (benefit) , net	326	(490)

Net income	679	2,346
Expenses related to Convertible Debt - CD Financial, LLC:
Change in fair value of derivative liability	(494)	427
Interest expense, net of taxes	216	195
Amortization of prepaid financing costs, net of taxes	6	6
Accretion of Convertible debt	39	39
Diluted net income	$446	$3,013

Basic net income per common share	$0.03	$0.11

Diluted net income per common share	$0.02	$0.10

Weighed average common shares outstanding - basic	21,135,174	21,117,078
Add: Equivalent shares outstanding - stock options	951,399	825,893
Shares issuable upon conversion of Convertible Debt CD Financial, LLC	8,230,769	8,230,769
Weighted average common shares outstanding - diluted	30,317,342	30,173,740

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2018	2017

Assets
Current Assets:
Cash	$228	$132
Accounts receivable, net	3,796	4,020
Inventories	7,741	7,645
Other current assets	389	754
Total current assets	12,154	12,551

Property and equipment, net	1,651	1,601
Deferred tax assets, net	671	823
Security deposits and other assets	92	221
Total Assets	$14,568	$15,196

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$4,894	$4,676
Accounts payable (includes $141 and $77 due to a related party)	4,184	4,177
Accrued expenses and other current liabilities	1,060	1,184
Current portion of long term debt, net	773	1,118
Current portion - Subordinated convertible note, net - CD Financial, LLC	5,269	-
Total current liabilities	16,180	11,155

Subordinated convertible note, net - CD Financial, LLC	-	5,221
Long term debt, net	3,624	4,246
Derivative liability	-	503
Total Liabilities	19,804	21,125

Commitments and Contingencies

Stockholders' Deficiency:
Common Stock, $0.002 par value; 50,000,000 shares authorized;
21,170,074 and 21,135,174 shares issued and outstanding, respectively	42	42
Additional paid-in-capital	44,773	44,759
Accumulated deficit	(49,952)	(50,631)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Deficiency	(5,236)	(5,929)
Total Liabilities and Stockholders' Deficiency	$14,568	$15,196

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	(Deficiency)

Balance, July 1, 2016	21,140,074	$42	$44,707	$(52,977)	34,900	$(99)	$(8,327)
Compensation expense for
employee stock options	-	-	49	-	-	-	49
Stock issued upon exercise of
stock options	30,000	-	3	-	-	-	3
Net income	-	-	-	2,346	-	-	2,346
Balance, June 30, 2017	21,170,074	42	44,759	(50,631)	34,900	(99)	(5,929)
Compensation expense for
employee stock options	-	-	14	-	-	-	14
Net income	-	-	-	679	-	-	679
Balance, June 30, 2018	21,170,074	$42	$44,773	$(49,952)	34,900	$(99)	$(5,236)

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2018	2017
Cash flows from operating activities:
Net income	$679	$2,346
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	348	393
Deferred income taxes	152	(823)
Change in fair value of derivative liability	(494)	427
Accretion of financing instruments and amortization of prepaid financing costs	105	105
Compensation expense on employee stock options	14	49
Impairment charge on investment in iBio, Inc.	358	36
Non cash gain on AgroSport LLC investment	(88)	-
Allowance for doubtful accounts	42	(1)
Gain on disposal of fixed assets	(5)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	182	(884)
Inventories	(96)	111
Prepaid expenses and other assets	97	(43)
(Decrease) increase in:
Accounts payable	7	(1,292)
Accrued expenses and other current liabilities	(133)	(27)
Net cash provided by operating activities	1,168	397

Cash flows from investing activities:
Purchase of property and equipment	(247)	(327)
Proceeds from sale of fixed assets	6	-
Investment in AgroSport LLC	(1)	-
Net cash used in investing activities	(242)	(327)

Cash flows from financing activities:
Advances under revolving credit facility	41,164	45,385
Repayments of advances under revolving credit facility	(40,945)	(44,919)
Proceeds from sale/lease back	143	158
Proceeds from exercises of stock options	-	3
Repayments under term notes payable	(959)	(829)
Repayments under capitalized lease obligations	(233)	(131)
Net cash used in financing activities	(830)	(333)

Net increase (decrease) in cash	96	(263)
Cash at beginning of fiscal year	132	395
Cash at end of fiscal year	$228	$132

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$800	$884
Income taxes	$221	$366
Supplemental disclosures of non-cash transactions:
Accretion of discount on Convertible Note Payable	$39	$39
Financing on capitalized lease obligations	$53	$-

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery, drug and vitamin retailers, under the following brands: Naturally Noni, Peaceful Sleep, Green Envy, FiberCal, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfillment services and (iv) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.

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

NOTES TO CONSOLIDATED STATEMENTS

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

Shipping and Handling Costs. Shipping and handling costs were approximately $207 and $296 for the fiscal years ended June 30, 2018 and 2017, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $17 and $22 for the fiscal years ended June 30, 2018 and 2017, respectively.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities, except for the State of New Jersey tax filings for MDC which are currently under review for the open tax periods of 2014 through 2017. Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2018 or 2017.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2018 and 2017 was $134 and $99, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

Inventories. Inventories are stated at the lower of cost or net realizable value.  Cost is determined using the first-in, first-out method. Allowances for obsolete and overstock inventories are estimated based on “expiration dating” of inventory and projection of sales.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified or recorded in the fiscal years ended June 30, 2018 and 2017 on the Company’s other intangible assets.

Other intangible assets consist of trade names, license fees, and unpatented technology. Amortization is being recorded on the straight-line basis over periods ranging from 13 years to 15 years based on contractual or estimated lives. Other intangible assets of $33 and $134 are included in security deposits and other assets in the consolidated balance sheets as of June 30, 2018 and 2017, respectively.

Investment in iBio, Inc. The Company accounts for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviews its investment in iBio for impairment and records a loss when there is deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2,562. The market value of the iBio Stock as of June 30, 2018 was approximately $107 and $465, respectively, based on the trade price at the close of trading on June 30, 2018 and 2017, respectively. The investment in iBio is included in other current assets in the consolidated balance sheets as of June 30, 2018 and 2017 at the respective market values.

Investment in AgroSport LLC .  The Company accounts for its investment in AgroSport LLC (“AGS”) on the equity method. On June 1, 2018, AgroLabs contributed the AgroSport product line to AGS in exchange for a one third interest in AGS. The contribution included the website, www.agrosport.com, all trademarks and all other intangible assets associated with the AgroSport product line and a future capital contribution commitment of $10.  The equity basis value of AgroSport was $89, as of June 30, 2018 and is included in other current assets as of June 30, 2018.

Accounting Pronouncements Recently Adopted

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), an accounting standard that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This new guidance was effective for the Company on July 1, 2017. The adoption of this ASU did not impact the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance requires recognition of excess tax benefits and deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Currently, excess tax benefits are recognized in equity. In addition, these amounts will be classified as an operating activity in the Statement of Cash Flows instead of as a financing activity. The adoption of this standard had no impact on the Company’s consolidated financial statements.

For the years ended June 30, 2018 and 2017, the Company did not recognize any excess tax benefits in equity. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard, as any excess tax benefits recognized would be dependent on future stock prices, employee exercise behavior and applicable tax rates. The new guidance was effective for the Company beginning on July 1, 2017.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU2014-09, “Revenue from Contracts with Customers”, Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This new guidance was effective for the Company beginning on July 1, 2018. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The adoption of this standard using the modified retrospective approach will not have a material impact on the Company’s revenue recognition accounting policy or its Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall, (Subtopic 825-10) “Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  Under this guidance, companies have to measure equity investments, except those accounted for under the equity method, at fair value and recognize changes in fair value in net income. The standard will be effective for us beginning July 1, 2018.  The Company currently does not expect the pending adoption of ASU No. 2016-01 to have a material effect on its Consolidated Financial Statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for us beginning July 1, 2019, with early adoption permitted. We elected to early adopt the standard effective July 1, 2018. We elected the available practical expedients on adoption. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information. The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated income statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while our accounting for capital leases remains substantially unchanged.

Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases of $3,746 as of June 30, 2018.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

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

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	June 30,
	2018	2017

Raw materials	$4,179	$3,847
Work-in-process	2,207	1,963
Finished goods	1,355	1,835
Total	$7,741	$7,645

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2018	2017

Land and building	$1,250	$1,250
Leasehold improvements	1,268	1,268
Machinery and equipment	5,917	5,777
Transportation equipment	6	11
	8,441	8,306
Less: Accumulated depreciation and amortization	(6,790)	(6,705)
Total	$1,651	$1,601

Depreciation and amortization expense was $239 and $292 for the fiscal years ended June 30, 2018 and 2017, respectively. In the fiscal years ended June 30, 2018 and 2017, the Company disposed of fully depreciated property and equipment with an original cost of $147 and $28. Additionally, in the fiscal year ended June 30, 2018, the Company disposed of another $5 in transportation equipment with a remaining basis of $2 at the time of sale and contributed a website with a cost of $13 with a remaining basis of $9. The Company sold the transportation equipment for a gain of $3 and sold fully depreciated machinery and equipment for a gain of $2 in the fiscal year ended June 30, 2018.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of June 30, 2018 and 2017, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	June 30,
	2018	2017
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$4,894	$4,676	5.00%	2/19/2020
Installment Note with PNC Bank	1,672	2,542	5.50%	2/19/2020
Installment Note with PNC Equipment Finance, LLC	101	190	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	269	307	3.86% - 9.26%	3/17/2019 -12/8/2020

Total outstanding debt	9,336	10,115
Less: Revolving Advances	(4,894)	(4,676)
Prepaid financing costs	(45)	(75)
Current portion of long term debt, net	(773)	(1,118)
Long term debt, net	$3,624	$4,246

Convertible Note payable - CD Financial, LLC	$5,350	$5,350	6.00%	2/29/2020
Less: Discount for embedded derivative	(66)	(105)
Prepaid financing costs	(15)	(24)
Convertible Note payable, net - CD Financial, LLC	$5,269	$5,221

SENIOR CREDIT FACILITY

On February 19, 2016, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012.

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (5.00% as of June 30, 2018 and 4.25% as of June 30, 2017). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (5.50% as of June 30, 2018 and 4.75% as of June 30, 2017). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Revolving Advances in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ending June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of June 30, 2018, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

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

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

As of June 30, 2018 and 2017, the related embedded derivative liability with respect to the CD Convertible Note has an estimated fair value of $9 and $503, respectively.  As of June 30, 2018, the $9 estimated fair value is included in accrued expenses and other current liabilities in the consolidated balance sheet.

The Company used the following assumptions to calculate the fair value of the derivative liability using the Black-Scholes option pricing model:

	June 30,
	2018	2017

Risk Free Interest Rate	2.46%	1.49%
Volatility	51.30%	98.11%
Term	1 year 8 Months	2 years 8 Months
Dividend Rate	0.00%	0.00%
Closing Price of Common Stock	$0.15	$0.19

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

On July 31, 2018, the Company authorized the issuance of 8,230,769 shares of the Company’s common stock (“Common Shares”) to CD Financial. The Common Shares were issued upon the exercise by CD Financial of its conversion right pursuant to the CD SPA and in accordance with Section 3 (b) of the CD Convertible Note. The CD Convertible Note was convertible at the option of CD Financial into Common Shares at a conversion price of $0.65 per share, subject to customary adjustments. CD Financial exercised its conversion right with respect to the entire principal amount due under the CD Convertible Note. The Common Shares issued to CD Financial were issued at a conversion price of $0.65 per Common Share.

The Liquidity Note issued under the CD SPA remains outstanding.

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

Capitalized Lease Obligations. On June 17, 2018, the capitalized lease obligation the Company entered into on June 9, 2016 with Marlin Leasing in the amount of $65, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $3 and had an imputed interest rate of 6.4%.

On March 6, 2018, the capitalized lease obligation the Company entered into on March 21, 2016 with Regents Capital Corporation (“Regents”) in the amount of $123, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The quarterly lease payment was approximately $16 and had an imputed interest rate of 11.43%.

On February 14, 2018 and April 17, 2018, the Company entered into two separate capitalized lease obligations with Marlin Equipment Finance in the amount of $38 and $15, respectively, which leases are secured by certain machinery and equipment and mature on February 25, 2020 and April 25, 2020, respectively. The lease payments in the amounts of approximately $2 and $1, respectively, are payable monthly and have imputed interest rates of 9.26% and 9.38%, respectively.

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

On March 17, 2017, the Company entered into a capitalized lease obligation with First American in the amount of $158, which lease is secured by certain machinery and equipment and matures on March 17, 2019. The Company sold certain machinery, purchased from an equipment supplier other than First American in the amount of $158, to First American for $158 and leased it back for monthly payments in the amount of approximately $7 with an imputed interest rate of 3.86%.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

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

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2018 and 2017 are presented below:

	For the Fiscal Year Ended June 30,
	2018	2017

Interest on Senior Debt	$304	$287
Interest on CD Convertible Note and Liquidity Note - CD Financial	430	430
Amortization of prepaid financing costs	66	66
Accretion of discount on Convertible Note - CD Financial	39	39
Other related parties	28	28
Interest on capitalized lease obligations	25	25
Interest on PNC Equipment Finance LLC Term Note	7	13
Other interest expense	27	23
Interest Expense	$926	$911

The weighted average interest rate paid was 5.19% and 4.86% in the fiscal years ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and 2017, the Company had accrued unpaid interest of approximately $69 and $57, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

Note 7. Income Taxes

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2018	2017

Current - Federal	$4	$30
Current - State and local	170	306
Deferred - Federal and state	430	495
Change in valuation allowance	(278)	(1,321)
Income tax (benefit) expense, net	$326	$(490)

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. By operation of law, the Company will apply a blended U.S. statutory tax rate of 27.5% for the fiscal year ended June 30, 2018.

The Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin (“SAB”) No. 118 on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond on year of the enactment date. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements, in accordance with SAB No. 118. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, the Company may make adjustments to the provisional amounts during the fiscal year ended June 30, 2019. Those adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in with the adjustments are made. The accounting for the tax effects of the Tax Act will be completed by the measurement period provided in SAB No. 118.

In the fiscal year ended June 30, 2018, the Company recognized a provision for income taxes of $326, $202 was considered a one-time provisional estimate under the Tax Act. The Company’s current tax provision includes a provisional one-time estimate of $202 primarily relating to the impact of re-measuring the Company’s deferred tax balances to reflect the reduction in the U.S. statutory tax rate from 35% to 21% for years after 2017 and allowable alternative minimum tax carry forward credits. The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse. In addition, the Company elected to record certain deferred tax assets and liabilities related to the alternative minimum tax carry forward credits now allowed to be utilized in future taxable years. The expense associated with the re-measurement of the deferred taxes is provisional as of June 30, 2018, as the Company continues gathering the necessary information to complete the calculations.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the fiscal year
	ended June 30,
	2018	2017
Statutory federal income tax rate	27.5%	34.0%
Deferred tax effects from Tax Act	20.0%	0.0%
Statutory state income tax rate	7.0%	6.0%
Effective state income tax rate	9.8%	10.0%
Change in valuation allowance	(32.9)%	(79.0)%
Non-deductible expenses	1.0%	3.0%
Effective income tax rate	32.40%	(26.0)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2018	2017
Deferred Tax Assets
Net operating loss	$8,247	$13,314
Capital loss carryover	21	31
Valuation adjustment on investment in iBio, Inc.	512	707
Depreciation	(223)	(269)
Inventory	105	139
Change in estimated fair value of derivative liability	3	201
Other	143	94
Valuation allowance	(8,137)	(13,394)
Total deferred tax asset, net	$671	$823

The Company has net operating losses (“NOL”) of approximately $35,000 for federal purposes. State NOL’s of approximately $10,200 expire beginning in 2018 through 2033 depending on the state in which the NOL’s were generated. The Company also has capital losses of $77 which expire in 2020. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns are filed on a stand-alone basis for the Company and its subsidiaries. MDC has fully utilized its state NOL’s resulting in taxable income on a state level basis.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past taxable losses and inconsistent taxable income in the past few years, that it was “more likely than not” that the Company’s deferred tax assets would not be realized.  As of June 30, 2018 and 2017, management determined that certain of the Company’s deferred tax assets were “more likely than not” to be realizable and the Company recognized deferred tax benefits related to the release of the valuation allowance on those assets of approximately $185 and $823, respectively.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2018. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2018 and 2017.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2017 are currently open except for the State of New Jersey tax filings for MDC which are currently under review for the open tax periods of 2014 through 2017. The tax returns for the year ended June 30, 2018 will be filed by March 15, 2019.

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. For the fiscal years ended June 30, 2018 and 2017, the Company contributed approximately $67 and $62, respectively, into the plan for the benefit of the eligible employees participating in the plan.

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2018, the Company had no uninsured deposits at these financial institutions.

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

(c) Major Customers. For each of the fiscal years ended June 30, 2018 and 2017, approximately 91% of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 69% and 26% and 56% and 39% of this segment’s net sales in the fiscal years ended June 30, 2018 and 2017, respectively. Accounts receivable from these two major customers represented approximately 87% and 61% of total net accounts receivable as of June 30, 2018 and 2017, respectively. Two other customers in the Branded Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 37% and 11% and 64% and 0% of net sales of the Branded Nutraceutical Segment in the fiscal years ended June 30, 2018 and 2017, respectively. The loss of any of these customers could have an adverse affect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 68% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2018 and will expire on August 31, 2022.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

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

Rent expense for the fiscal years ended June 30, 2018 and 2017 on these leases were $840 and $819, respectively, and are included in both cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2018 and 2017, the Company had outstanding rent obligations to Vitamin Realty of $827 and $763, respectively and are included in accounts payable and long term debt in the accompanying Consolidated Balance Sheet. (See Note 5. Senior Credit Facility, Subordinated Convertible Note Payable, net - CD Financial, LLC and other Long Term Debt).

Other Lease Commitments. The Company has entered into certain non-cancelable operating lease agreements expiring up through January 31, 2026, related to office and warehouse space, equipment and vehicles (inclusive of the related party lease with Vitamin Realty).

The minimum rental and lease commitments for long-term non-cancelable leases are as follows:

	Operating	Related Party
Year ending	Lease	Operating Lease
June 30,	Commitments	Commitments	Total

2019	$44	$563	$607
2020	22	563	585
2021	21	563	584
2022	8	563	571
2023	-	563	563
Thereafter	-	1,392	1,392
Total	$95	$4,207	$4,302

Total rent expense, including real estate taxes and maintenance charges, was approximately $1,005 and $967 in the fiscal years ended June 30, 2018 and 2017, respectively.

(b) Legal Proceedings.

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of September 12, 2018, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Note 11. Related Party Transactions

See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt for related party securities transactions.

See Note 10(a) - Leases for related party lease transactions.

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plan. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the purchase of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended (the “Plan”). Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms. As of June 30, 2018, the Company has 4,620,419 shares of common stock remaining under the Plan.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

During the fiscal year ended June 30, 2018 and 2017, the Company incurred stock compensation expense of approximately $14 and $49, respectively. As of June 30, 2018, the Company all stock compensation expense related to stock options issued as of June 30, 2018 has been recorded.

The following options and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for fiscal years ended June 30, 2018 and 2017:

	Fiscal Year Ended
	June 30,
	2018	2017

Anti-dilutive shares for stock options	150,000	313,100
Anti-dilutive shares for convertible note	-	-
Total anti-dilutive shares	150,000	313,100

The intrinsic value of options outstanding and exercisable at June 30, 2018 and 2017 was $180 and $194, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2016	2,870,950	$0.40
Granted	200,000	0.24
Exercised	(30,000)	0.09
Terminated	(271,667)	0.24
Expired	(51,100)	6.82
Outstanding as of June 30, 2017	2,718,183	0.29
Granted	-	-
Exercised	-	-
Terminated	(118,333)	0.15
Expired	(160,600)	3.06
Outstanding as of June 30, 2018	2,439,250	$0.11

Exercisable at June 30, 2017	2,506,683	$0.30
Exercisable at June 30, 2018	2,439,250	$0.11

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

(in thousands, except share and per share amounts)

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2018 under the Company’s stock option plans:

					Weighted
					Average
				Weighted	Remaining		Weighted
Range of				Average	Contractual		Average
Exercise Price			Outstanding	Exercise Price	Life (years)	Exercisable	Exercise Price

$0.09	-	$0.10	1,846,000	$0.09	6.8	1,846,000	$0.09
$0.14	-	$0.15	443,250	0.14	0.5	443,250	0.14
$0.23	-	$0.25	150,000	0.24	8.4	150,000	0.24
$0.09	-	$0.25	2,439,250	$0.11	5.6	2,439,250	$0.11

Note 13. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the fiscal years ended June 30, 2018 and 2017 were $6,474 and $9,283, respectively.

Financial information relating to the fiscal years ended June 30, 2018 and 2017 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital	Total
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures	Assets

Contract	2018	$35,803	$6,279	$42,082	$4,471	$232	$286	$12,200
Manufacturing	2017	36,176	8,926	45,102	6,174	290	319	12,134

Branded Proprietary	2018	204	48	252	42	4	13	543
Products	2017	169	216	385	(53)	-	-	784

Other Nutraceutical	2018	1,229	147	1,376	475	3	1	1,825
Businesses	2017	1,326	141	1,467	546	2	8	2,278

Total	2018	37,236	6,474	43,710	4,988	239	300	14,568
Company	2017	37,671	9,283	46,954	6,667	292	327	15,196

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 12, 2018	By: /s/ E. Gerald Kay
E. Gerald Kay
Chief Executive Officer

Date: September 12, 2018	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer