Form 10-Q
period 2018-09-30
INTEGRATED BIOPHARMA INC
filed 2018-11-09
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes X    No ____

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Emerging growth company ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark is the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No __X__

As of November 9, 2018, there were 29,365,943 shares of common stock, $0.002 par value per share (“Common Stock”), of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2018

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Form 10-K and in other securities filings by the Company.  Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2018	2017

Sales, net	$10,304	$9,770

Cost of sales	9,085	8,765

Gross profit	1,219	1,005

Selling and administrative expenses	814	794

Operating income	405	211

Other income (expense), net:
Interest expense	(200)	(233)
Change in fair value of derivative liabilities	9	(118)
Impairment on investment in iBio, Inc.	-	(83)
Total other expense, net	(191)	(434)

Income (loss) before income taxes	214	(223)

Income tax expense (benefit), net	55	(44)

Net income (loss)	$159	$(179)

Basic net income (loss) per common share	$0.01	$(0.01)

Diluted net income (loss) per common share	$0.01	$(0.01)

Weighted average common shares outstanding - basic	27,218,786	21,135,174
Add: Equivalent shares outstanding - Stock Options	744,818	-
Shares issuable upon conversion of Convertible Debt - CD Financial, LLC	-	-
Weighted average common shares outstanding - diluted	27,963,604	21,135,174

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2018	2018
Assets
Current Assets:
Cash	$365	$228
Accounts receivable, net	3,381	3,796
Inventories	9,600	7,741
Other current assets	387	389
Total current assets	13,733	12,154

Property and equipment, net	1,604	1,651
Operating lease right-of-use assets	65	-
Operating lease right-of-use assets - Vitamin Realty, LLC	3,561	-
Deferred tax assets, net	640	671
Security deposits and other assets	121	92
Total Assets	$19,724	$14,568

Liabilities and Stockholders' Equity (Deficiency):
Current Liabilities:
Advances under revolving credit facility	$4,699	$4,894
Accounts payable (includes $77 and $141 due to related party)	6,044	4,184
Accrued expenses and other current liabilities	982	1,060
Current portion of long term debt, net	851	773
Current portion - Subordinated convertible note, net - CD Financial, LLC	-	5,269
Total current liabilities	12,576	16,180

Operating lease liabilities	65	-
Operating lease liabilities - Vitamin Realty, LLC	3,569	-
Long term debt, net	3,319	3,624
Total liabilities	19,529	19,804

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,400,843 and 21,170,074 shares issued, respectively
29,365,943 and 21,135,174 shares outstanding, respectively	59	42
Additional paid-in capital	50,028	44,773
Accumulated deficit	(49,793)	(49,952)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity (Deficiency)	195	(5,236)
Total Liabilities and Stockholders' Equity (Deficiency)	$19,724	$14,568

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands, except shares)

							Total Stockholders'
	Common Stock		Additional	Accumulated	Treasury Stock		(Deficiency)
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2018	21,170,074	$42	$44,773	$(49,952)	34,900	$(99)	$(5,236)
Shares issued upon conversion of
CD Financial, LLC Convertible Note, net	8,230,769	17	5,255	-	-	-	5,272
Net income	-	-	-	159	-	-	159
Balance, September 30, 2018	29,400,843	$59	$50,028	$(49,793)	34,900	$(99)	$195

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2018	2017
Cash flows provided by operating activities:
Net income (loss)	$159	$(179)
from operating activities:
Depreciation and amortization	91	100
Accretion of financing instruments and other non cash interest	17	26
Stock based compensation	-	4
Change in deferred tax assets	31	(54)
Impairment on investment in iBio, Inc.	-	83
Change in fair value of derivative liabilities	(9)	118
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	415	1,347
Inventories	(1,858)	603
Other current assets	8	35
Operating lease right of use assets	112	-
Security deposits and other assets	(52)	(48)
(Decrease) increase in:
Accounts payable	1,861	(455)
Accrued expenses and other liabilities	(70)	24
Operating lease liabilities	(112)	-
Net cash provided by operating activities	593	1,604

Cash flows from investing activities:
Purchase of property and equipment	(18)	(107)
Cash contribution in AgroSport LLC	(8)	-
Net cash used in investing activities	(26)	(107)

Cash flows from financing activities:
Advances under revolving credit facility	10,204	9,997
Repayments of advances under revolving credit facility	(10,400)	(10,768)
Repayments under term note payables	(184)	(544)
Repayments under capitalized lease obligations	(50)	(30)
Net cash used in financing activities	(430)	(1,345)

Net increase in cash	137	152
Cash at beginning of period	228	132
Cash at end of period	$365	$284
Supplemental disclosures of cash flow information:
Interest paid	$201	$198
Income taxes paid	$2	$-

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“Form 10-K”), as filed with the SEC. The June 30, 2018 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results for the full fiscal year ending June 30, 2019 or for any other period.

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

The Company’s business segments include: (a) Contract Manufacturing operated by InB:Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers, under the following brands: Naturally Noni, Peaceful Sleep, Green Envy, FiberCal, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (iv) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.

Accounting Policies

Accounting Pronouncements Recently Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, Topic 606. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements.  This new guidance was effective for the Company beginning on July 1, 2018, and Note 8 provides the related disaggregated revenue disclosures.  The adoption of this standard using the modified retrospective approach did not have a material impact on the Company’s revenue recognition accounting policy or its Condensed Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall, (Subtopic 825-10) “Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under this guidance, companies have to measure equity investments, except those accounted for under the equity method, at fair value and recognize changes in fair value in net income. The adoption of this standard on July 1, 2018, by Company did not have a material effect on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for us beginning July 1, 2019, with early adoption permitted. We elected to early adopt the standard effective July 1, 2018. We elected the available practical expedients on adoption. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information. The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for capital leases remained substantially unchanged.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Adoption of this standard resulted in the recognition of additional ROU assets and lease liabilities for operating leases and had the following impact to the reported results as of June 30, 2018 on our condensed consolidated financial statements:

Consolidated Statement of Financial Condition	As Reported	New Lease Standard Adjustment	As Adjusted

Operating lease right-of-use assets	$-	$69	$69
Operating lease right-of-use assets - Vitamin Realty, LLC	-	3,668	3,668
Operating lease liabilities	-	69	69
Operating lease liabilities - Vitamin Realty, LLC	-	3,677	3,677
Current portion of long term debt, net	773	-	773
Long term debt, net	3,624	-	3,624
Current portion - Subordinated convertible
note, net - CD Financial, LLC	5,269	-	5,269

In August, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance was effective for the Company on July 1, 2018 and did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Aside from the adoption of ASUs, as described above and the Leases policy described below, there have been no material changes during fiscal year 2019 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Significant Accounting Policies

Sales.  The Company recognizes sales revenue, net of estimated sales returns and allowances, at the time it sells its products to the customer.  The timing of a sale is determined when the product’s title and risk of loss transfers to the customer.  The Company’s sales policy requires the customer to provide the Company with purchase orders with agreed upon selling prices and shipping terms.

Other Income.  The Company recognizes revenue from service transactions at the time the service is performed and collection from the counter party is expected. Generally, revenue from services is classified as a component of other income (expense), net in the Company's Condensed Consolidated Statements of Operations when it relates to professional services and in sales, net when it relates to warehousing and distribution services.

Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, current portion of long term debt, and long-term debt obligation on our consolidated statement of financial condition.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component.

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

The following options and potentially dilutive shares for convertible note payable (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017

Anti-dilutive stock options	150,000	2,692,017
Anti-dilutive shares for convertible notes payable	-	8,230,769
Total anti-dilutive shares	150,000	10,922,786

Additionally, in the three months ended September 30, 2018, the 8,230,769 common shares underlying the convertible note were potentially dilutive and therefore included in the diluted earnings per share calculation on a proportionate basis prior to the conversion into common shares of the Company as of July 24, 2018 and the results were antidilutive. (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2018	2018

Raw materials	$6,409	$4,179
Work-in-process	2,131	2,207
Finished goods	1,060	1,355
Total	$9,600	$7,741

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2018	2018

Land and building	$1,250	$1,250
Leasehold improvements	1,268	1,268
Machinery and equipment	5,931	5,917
Transportation equipment	6	6
	8,455	8,441
Less: Accumulated depreciation
and amortization	(6,851)	(6,790)
Total	$1,604	$1,651

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2018 and 2017 was $66 and $75, respectively.

Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of September 30, 2018 and June 30, 2018, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of September 30, 2018	As of June 30, 2018
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$4,699	$4,894	5.25%	2/19/2020
Installment Note with PNC Bank	1,511	1,672	5.75%	2/19/2020
Installment Note with PNC Equipment Finance	78	101	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	220	269	3.86% -9.26%	3/17/2019-12/8/2020
Total outstanding debt	8,908	9,336
Less: Revolving Advances	(4,699)	(4,894)
Prepaid financing costs	(39)	(45)
Current portion of long term debt, net	(851)	(773)
Long term debt, net	$3,319	$3,624

Convertible Note payable - CD Financial, LLC	$-	$5,350	6.00%	7/24/2018
Less: Discount for embedded derivative	-	(66)
Prepaid financing costs	-	(15)
Convertible Note payable, net - CD Financial, LLC	$-	$5,269

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

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75% (5.25% and 5.00% as of September 30 and June 30, 2018, respectively). The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 3.25% (5.75% and 5.50% as of September 30 and June 30, 2018, respectively). Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on February 19, 2020 (the “Senior Maturity Date”).

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of September 30, 2018, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

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

As of June 30, 2018, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note had an estimated fair value of $9 and as of September 30, 2018 had been extinguished in connection with the above described conversion exercise by CD Financial on July 24, 2018.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2018 and 2017, approximately 89% and 91% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 61% and 29% and 63% and 32% in the three months ended September 30, 2018 and 2017, respectively. Accounts receivable from these two major customers represented approximately 89% and 87% of total net accounts receivable as of September 30 and June 30, 2018, respectively.  The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 67% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2018 and will expire on August 31, 2021.

 Note 6. Leases and other Commitments and Contingencies

(a) Leases.  The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment.  The Company’s leases have remaining terms of less than 1 year to less than 8 years.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended September 30, 2018 were as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$-	$19	$19

Finance Operating Lease Costs:
Amortization of right-of use assets	$107	$5	$112
Interest on operating lease liabilities	35	1	36
Total finance lease cost	$142	$6	$148

Operating Lease Liabilities

Related Party Operating Lease Liabilities. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, Chief Executive Officer and major stockholder and certain of his family members, who are also executive officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an Amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to January 1, 2024. This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense, lease amortization costs and interest expense for the three months ended September 30, 2018 and 2017 on these leases were $202 and $201 respectively, and are included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2018 and June 30, 2018, the Company had outstanding current obligations to Vitamin Realty of $763 and $827, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $3,569 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

As of September 30, 2018, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,561	$3,569	$4,092
Machinery and equipment leases	34	34	36
Office equipment leases	31	31	33
	$3,626	$3,634	$4,161

The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 3.76% and 7.1 years, respectively.

Supplemental cash flows information related to leases for the three months ended September 30, 2018 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$19	$19
Operating cash flows from finance leases	94	5	99
Financing cash flows from capital lease obligations	-	50	50

The Company did not enter into any lease commitments in the three months ended September 30, 2018.

Maturities of operating lease liabilities as of September 30, 2018 were as follows:

		Related Party
Year ending	Operating Lease	Operating Lease
June 30,	Commitment	Commitment	Total

2019, remaining	$18	$424	$442
2020	22	565	587
2021	21	565	586
2022	8	565	573
2023	-	565	565
2024	-	564	564
Thereafter	-	844	844
Total minimum lease payments	69	4,092	4,161
Imputed interest	(4)	(523)	(527)
Total	$65	$3,569	$3,634

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $239 and $242 for the three months ended September 30, 2018 and 2017, respectively. Rent and lease amortization and interest expense is included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

On May 30, 2012, the Company sent a letter responding to the Demand Letter and setting forth the Company’s position that it has no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to the Company’s letter and, on July 27, 2012, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to the Company’s letter and, on January 15, 2013, the Company sent another letter to Cedarburg reiterating its position that the Company has no obligation to indemnify Cedarburg as demanded. As of November 9, 2018, the Company has not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. The Company intends to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Note 7. Related Party Transactions

See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt for related party securities and debt transactions.

See Note 6(a). Leases for related party lease transactions.

Note 8. Segment Information and Disaggregated Revenue

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended September 30, 2018 and 2017 were $1,239 and $1,658, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended September 30, 2018 and 2017 operations by business segment and disaggregated revenues are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract	2018	$8,655	$1,197	$9,852	$1,083	$65	$18
Manufacturing	2017	7,822	1,583	9,405	835	74	93
Branded Proprietary	2018	71	7	78	21	-	-
Products	2017	19	11	30	32	1	13
Other Nutraceutical	2018	339	35	374	115	1	-
Businesses	2017	271	64	335	138	-	1
Total	2018	9,065	1,239	10,304	1,219	66	18
Company	2017	8,112	1,658	9,770	1,005	75	107

	Total Assets as of
	September 30,	June 30,
	2018	2018
Contract Manufacturing	$17,339	$12,200
Branded Proprietary Products	665	543
Other Nutraceutical Businesses	1,715	1,825
Total Company	$19,724	$14,568

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION (dollars in thousands)

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States, Luxembourg and Canada.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended Jun 30, 2018.

For the three months ended September 30, 2018, our net sales from operations increased by $534 to approximately $10,304 from approximately $9,770 in the three months ended September 30, 2017. Substantially all the increase in net sales was from the Contract Manufacturing Segment of $447, while our other two segments, Branded Proprietary Products Segment and Other Nutraceuticals Segment, had increased sales of $48 and $39, respectively. Net sales increased in our Contract Manufacturing Segment by $447 primarily due to increased sales volumes to Life Extension in the amount of $368 and to our other customers of net $88. For the three months ended September 30, 2018, we had operating income of approximately $405, an increase of approximately $194 from operating income of approximately $211 for the three months ended September 30, 2017. Our profit margins increased from approximately 10% of net sales in the three months ended September 30, 2017 to approximately 12% of net sales in the three months ended September 30, 2018, primarily as a result of the increased sales in our Contract Manufacturing Segment of approximately $447. Our consolidated selling and administrative expenses at increased approximately $20 or approximately 3% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

During the three months ended September 30, 2018, CD Financial, LLC (“CD Financial”), exercised its conversion right pursuant to the CD SPA and in accordance with Section 3 (b) of the CD Convertible Note in the principal amount of approximately $5,350.  The CD Convertible Note was convertible at the option of CD Financial into Common Shares at a conversion price of $0.65 per share, subject to customary adjustments. CD Financial exercised its conversion right with respect to the entire principal amount due under the CD Convertible Note. The Common Shares were issued to CD Financial at a conversion price of $0.65 per Common Share, resulting in the Company issuing 8,230,769 Common Shares to CD Financial.  As a result of this conversion, the Company’s total stockholders’ deficiency of $5,236 as of June 30, 2018 was offset by the converted value of the CD Convertible Note of $5,272 in the three months ended September 30, 2018, resulting in total stockholders’ equity of $36 without taking into account any other changes to the Company’s stockholders’ accounts or transactions.  Additionally, the conversion results in annual cost savings of approximately $321 relating to the interest component of the CD Convertible Note.  The remaining debt discount and issuance costs of $78 and the extinguished underlying derivative liability associated with the CD Convertible Note was charged to additional paid in capital due to the significant ownership by CD Financial in the Company.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2018, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.  Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2018 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2018	2017

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	88.2%	89.7%
Selling and administrative	7.9%	8.1%
	96.1%	97.8%
Operating income	3.9%	2.2%

Other expense, net
Interest expense	(1.9% )	(2.4%	)
Impairment charge on investment in iBio, Inc.	0.0%	(0.8%	)
Change in fair value of derivative liabilities	0.1%	(1.2%	)
Other expense, net	(1.8% )	(4.4%	)

Income before income taxes	2.1%	(2.2%	)

Income tax (benefit) expense, net	0.5%	(0.4%	)

Net income	1.6%	(1.8%	)

For the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Sales, net. Sales, net, for the three months ended September 30, 2018 and 2017 were $10.3 million and $9.8 million, respectively, an increase of 5.5%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	September 30,		Change	Change
	2018	2017	2018 vs 2017	2018 vs 2017
	(amounts in thousands)
Contract Manufacturing:
US Customers	$8,655	$7,822	$833	10.6%
International Customers	1,197	1,583	(386)	(24.4% )
Net sales, Contract Manufacturing	9,852	9,405	447	4.8%

Branded Nutraceutical Products:
US Customers	71	19	52	273.7%
International Customers	7	11	(4)	(36.4% )
Net sales, Branded Nutraceutical Products	78	30	48	160.0%

Other Nutraceuticals:
US Customers	339	271	68	25.1%
International Customers	35	64	(29)	(45.3% )
Net sales, Other Nutraceuticals	374	335	39	11.6%

Total net sales	$10,304	$9,770	$534	5.5%

For the three months ended September 30, 2018 and 2017, a significant portion of our consolidated net sales, approximately 89% and 91%, respectively, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 61% and 29% and 63% and 32%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2018 and 2017, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $534 was primarily the result of:

●	Net sales increased in our Contract Manufacturing Segment by $447 primarily due to increased sales volumes to Life Extension in the amount of $368 and to our other customers of net $79.
●

Net sales in our Branded Nutraceutical Segment increased by approximately $48 in the three months ended September 30, 2018, primarily as the result of an initial sale to PriceSmart in the amount of $37.

Cost of sales. Cost of sales increased by approximately $320 to $9,085 for the three months ended September 30, 2018, as compared to $8,765 for the three months ended September 30, 2017 or approximately 4%. Cost of sales decreased as a percentage of sales to 88.2% for the three months ended September 30, 2018 as compared to 89.7% for the three months ended September 30, 2017. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 6%.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $20, approximately 3% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. As a percentage of sales, net, selling and administrative expenses was approximately 8% in each of the three months ended September 30, 2018 and 2017. The increase was primarily from increases (i) in salaries and employees benefits of approximately $29, as the result of: (a) replacing our headcount with higher salaried employees ($5); (b) an increase in employee benefits due to the change in personnel and an increase in premiums ($6) and; (c) an increase in our vacation pay liability ($14); and (ii) in professional and consulting fees of approximately $14 primarily as the result of outsourcing our information technology function beginning in April 2018.  These increases were partially offset by an aggregate decrease of approximately $24 in other components (excluding consulting and professional fees and salaries and employee benefits) of our selling and administrative expenses.

Other income (expense), net. Other income (expense), net was approximately $191 for the three months ended September 30, 2018 compared to $434 for the three months ended September 30, 2017, and is composed of:

	Three months ended
	September 30,
	2018	2017
	(dollars in thousands)
Interest expense	$(200)	$(233)
Change in fair value of derivative liabilities	9	(118)
Impairment on investment in iBio, Inc.	-	(83)
Other income (expense), net	$(191)	$(434)

The change in fair value of derivative liabilities in the three months ended September 30, 2017 was attributable to the change in the closing trading price of the Company's stock, as traded on the OTC Bulletin Board, from $0.19 as of June 30, 2017 to $0.22 as of September 30, 2017.  The closing trading price is one of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.  During the three month period ended September 30, 2018, the derivative liability was extinguished, resulting in the carrying value as of June 30, 2018 of $9 to be compared to a value of $0 as of September 30, 2018, as the related derivative liability is no longer outstanding, resulting in a change of $9 for the three months ended September 30, 2018.

In the three months ended September 30, 2017 we determined that there was an impairment on the carrying value of our investment in iBio, Inc. in the amount of approximately $83 resulting from the decline in the closing trading price of their common stock on the NYSE American Exchange for the three month period ended September 30, 2017 and continuing into the month ended October 31, 2017.

Our interest expense for the three months ended September 30, 2018 decreased by $33 from the three month period ended September 30, 2017 primarily as the result of CD Financial exercising its conversion right to convert the $5,350 CD Convertible Note to equity on July 24, 2018, an interest savings of $61, offset in part, by the adoption of ASU 2016-02 on July 1, 2018, which classifies a portion of the operating lease payments as interest.  Accordingly, in the three month period ended September 30, 2018, we incurred an interest cost of $35 on our operating lease liabilities.

Federal and state income tax (benefit) expense, net. For the three months ended September 30, 2018 and 2017, we had state income tax expense, net of approximately $27 and $10, respectively and a federal income tax expense of $73 in the three months ended September 30, 2018 and a federal income tax benefit of $28 in the three months ended September 30, 2017. We continue to maintain a reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” the that Company’s deferred tax assets may not be fully realized.

Net income (loss). Our net income for the three months ended September 30, 2018 was $159 compared to a net loss of $179 in the three months ended September 30, 2017, a change of $293. The change in net income was the primarily the result of increased operating income of $194 and decreases in other expenses of $243, offset by an increase in federal and state income taxes of $99.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the three months ended
	September 30,
	2018	2017
	(dollars in thousands)

Net cash provided by operating activities	$593	$1,604
Net cash used in investing activities	$(26)	$(107)
Net cash used in financing activities	$(430)	$(1,345)

Cash at end of period	$365	$284

At September 30, 2018 our working capital was approximately $1,157 and at June 30, 2018, we had a working capital deficit of $4,026. The increase of $1,579 in our current assets and a decrease in our current liabilities of $3,604, resulted in a net increase in our working capital of $5,183 since June 30, 2018.

Operating Activities

Net cash provided by operating activities of $593 in the three months ended September 30, 2018, includes net income of approximately $159. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $289. Net cash provided in our operations in the three months ended September 30, 2018 from our working capital assets and liabilities in the amount of approximately $304 was primarily the result of cash provided from a decrease in our accounts receivable of $415 and an aggregate increase accounts payable, accrued expenses and other liabilities of $1,791, offset in part, by an increase in inventories of approximately $1,858.

Net cash provided by operating activities of $1,604 in the three months ended September 30, 2017, includes a net loss of approximately $179. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, deferred tax assets and impairment charge on our investment in iBio, Inc., the adjusted cash provided from operations before the effect of the changes in working capital components was $98. Net cash provided in our operations in the three months ended September 30, 2017 from our working capital assets and liabilities in the amount of approximately $1,506 was primarily the result of decreases in accounts receivable and inventories of $1,347 and $603, respectively, offset by a net increase in accounts payable and accrued expenses and other liabilities of approximately $431.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2018 and 2017, of approximately $26 and $107, respectively, was used primarily for the purchase of machinery and equipment of $18 and $107, respectively.

Financing Activities

Cash used in financing activities was approximately $430 for the three months ended September 30, 2018, and was from repayments of advances under our revolving credit facility of $10,400 and principal payments under our term notes in the amount of $184, offset by advances under our revolving credit facility offset of approximately $10,204.

Cash used in financing activities was approximately $1,345 for the three months ended September 30, 2017, and was from repayments of advances under our revolving credit facility of $10,768 and principal payments under our term notes in the amount of $544 offset by advances under our revolving credit facility offset of approximately $9,997.

As of September 30, 2018, we had cash of $365, funds available under our revolving credit facility of approximately $1,577 and working capital of approximately $1,157. Our working capital includes $4,699 outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $405 in the three months ended September 30, 2018 and going forward we will have an annual interest cost savings of approximately $321 as a result of the conversion of the CD Convertible Note into equity at the election of CD Financial in July 2018. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 9, 2019.

Our total annual commitments at September 30, 2018 for long term non-cancelable leases of approximately $565 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

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

On May 30, 2012, we sent a letter responding to the Demand Letter and setting forth our position that we have no obligation to indemnify Cedarburg as demanded. On June 18, 2012, Cedarburg responded to our letter and, on July 27, 2012, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. On December 18, 2012, Cedarburg responded to our letter and, on January 15, 2013, we sent another letter to Cedarburg reiterating our position that we have no obligation to indemnify Cedarburg as demanded. As of November 9, 2018, we have not received any further communication from Cedarburg with respect to its demand for indemnification as set forth in the Demand Letter. We intend to vigorously contest Cedarburg's demand as set forth in the Demand Letter.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2018 and 2017 were approximately $18 and $107, respectively. The Company has budgeted approximately $500 for capital expenditures for fiscal year 2019. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 31, 2018, the Company issued 8,230,769 Common Shares to CD Financial, LLC (“CD Financial”). The Common Shares were issued upon the exercise by CD Financial of its conversion right pursuant to the CD SPA and in accordance with Section 3 (b) of the CD Convertible Note in the principal amount of approximately $5,350. The CD Convertible Note was convertible at the option of CD Financial into Common Shares at a conversion price of $0.65 per share, subject to customary adjustments. CD Financial exercised its conversion right with respect to the entire principal amount due under the CD Convertible Note. The Common Shares issued to CD Financial were issued at a conversion price of $0.65 per Common Share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended September 30, 2018, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our registered equity securities.

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended September 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date:     November 9, 2018     By: /s/ E Gerald Kay

      E, Gerald Kay,

      President and Chief Executive Officer

Date:     November 9, 2018     By: /s/ Dina L. Masi

      Dina L. Masi,

       Chief Financial Officer & Senior Vice President