Form 10-Q
period 2018-12-31
INTEGRATED BIOPHARMA INC
filed 2019-02-13
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Yes   X   No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes       No __X__

As of February 13, 2019, there were 29,565,943 shares of common stock, $0.002 par value per share (“Common Stock”), of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the three and six months ended December 31, 2018

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2018	2017	2018	2017

Sales, net	$12,001	$10,800	$22,305	$20,570

Cost of sales	10,671	9,752	19,756	18,517
Gross profit	1,330	1,048	2,549	2,053

Selling and administrative expenses	843	850	1,657	1,644
Operating income	487	198	892	409

Other income (expense), net
Interest expense	(190)	(229)	(390)	(462)
Change in fair value of derivative liabilities	-	185	9	67
Impairment on investment in iBio, Inc.	-	(168)	-	(251)
Other income, net	7	4	7	4
Other income (expense), net	(183)	(208)	(374)	(642)

Income (loss) before income taxes	304	(10)	518	(233)

Income tax expense, net	58	338	113	294

Net income (loss)	$246	$(348)	$405	$(527)

Basic net income (loss) per common share	$0.01	$(0.02)	$0.01	$(0.02)

Diluted net income (loss) per common share	$0.01	$(0.02)	$0.01	$(0.02)

Weighted average common shares outstanding - basic	29,392,030	21,135,174	28,305,408	21,135,174
Add: Equivalent shares outstanding	506,327	-	600,837	-
Shares issuable upon conversion of Convertible Debt - CD Financial, LLC	-	-	-	-
Weighted average common shares outstanding - diluted	29,898,357	21,135,174	28,906,245	21,135,174

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2018	2018
Assets
Current Assets:
Cash	$45	$228
Accounts receivable, net	4,517	3,796
Inventories	11,535	7,741
Other current assets	443	389
Total current assets	16,540	12,154

Property and equipment, net	1,806	1,651
Operating lease right-of-use assets	59	-
Operating lease right-of-use assets - Vitamin Realty, LLC	3,454	-
Deferred tax assets, net	659	671
Security deposits and other assets	57	92
Total Assets	$22,575	$14,568

Liabilities and Stockholders' Equity (Deficiency):
Current Liabilities:
Advances under revolving credit facility	$6,326	$4,894
Accounts payable (includes $68 and $141 due to related party)	7,172	4,184
Accrued expenses and other current liabilities	1,110	1,060
Current portion of long term debt, net	903	773
Current portion - Subordinated convertible note, net - CD Financial, LLC	-	5,269
Total current liabilities	15,511	16,180

Operating lease liabilities	59	-
Operating lease liabilities - Vitamin Realty, LLC	3,462	-
Long term debt, net	3,077	3,624
Total liabilities	22,109	19,804

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,600,843 and 21,170,074 shares issued, respectively
29,565,943 and 21,135,174 shares outstanding, respectively	59	42
Additional paid-in capital	50,053	44,773
Accumulated deficit	(49,547)	(49,952)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity (Deficiency)	466	(5,236)
Total Liabilities and Stockholders' Equity (Deficiency)	$22,575	$14,568

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31,
(in thousands, except shares)

							Total Stockholders'
	Common Stock		Additional	Accumulated	Treasury Stock		(Deficiency)
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2018	21,170,074	$42	$44,773	$(49,952)	34,900	$(99)	$(5,236)
Shares issued upon exercise of
employee stock options	200,000	-	24	-	-	-	24
Shares issued upon conversion of CD
Financial, LLC Convertible Note, net	8,230,769	17	5,256	-	-	-	5,273
Net income	-	-	-	405	-	-	405
Balance, December 31, 2018	29,600,843	$59	$50,053	$(49,547)	34,900	$(99)	$466

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended
	December 31,
	2018	2017
Cash flows provided by operating activities:
Net income (loss)	$405	$(527)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	166	182
Accretion of financing instruments and other non cash interest	32	52
Stock based compensation	-	8
Change in deferred tax assets	12	247
Impairment on investment in iBio, Inc.	-	251
Change in fair value of derivative liabilities	(9)	(67)
Gain on sale of fixed assets	-	(3)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(721)	(575)
Inventories	(3,794)	(413)
Other current assets	(47)	(1)
Operating lease right of use assets	224	-
Security deposits and other assets	(4)	(19)
(Decrease) increase in:
Accounts payable	2,989	1,379
Accrued expenses and other liabilities	58	126
Operating lease liabilities	(225)	-
Net cash (used in) provided by operating activities	(914)	640

Cash flows from investing activities:
Purchase of property and equipment	(287)	(210)
Cash contribution in AgroSport LLC	(7)	-
Cash proceeds from sale of equipment	-	4
Net cash used in investing activities	(294)	(206)

Cash flows from financing activities:
Advances under revolving credit facility	22,899	19,673
Proceeds from sales/lease back of equipment	-	143
Proceeds from exercise of employee stock options	24	-
Repayments of advances under revolving credit facility	(21,467)	(19,559)
Repayments under term note payables	(330)	(669)
Repayments under capitalized lease obligations	(101)	(100)
Net cash provided by (used in) financing activities	1,025	(512)

Net decrease in cash	(183)	(78)
Cash at beginning of period	228	132
Cash at end of period	$45	$54

Supplemental disclosures of cash flow information:
Interest paid	$369	$394
Income taxes paid	$123	$109

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“Form 10-K”), as filed with the SEC. The June 30, 2018 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended December 31, 2018 are not necessarily indicative of the results for the full fiscal year ending June 30, 2019 or for any other period.

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

The following options and potentially dilutive shares for convertible notes payable (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Anti-dilutive stock options	150,000	2,496,750	150,000	2,496,750
Anti-dilutive shares for convertible note payable	-	8,230,769	-	8,230,769
Anti-dilutive shares	150,000	10,727,519	150,000	10,727,519

Additionally, in the six months ended December 31, 2018, the 8,230,769 common shares underlying the convertible note were potentially dilutive and therefore included in the diluted earnings per share calculation on a proportionate basis prior to the conversion into common shares of the Company as of July 24, 2018 and the results were antidilutive. (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2018	2018

Raw materials	$8,194	$4,179
Work-in-process	2,374	2,207
Finished goods	967	1,355
Total	$11,535	$7,741

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2018	2018

Land and building	$1,250	$1,250
Leasehold improvements	1,304	1,268
Machinery and equipment	6,131	5,917
Transportation equipment	6	6
	8,691	8,441
Less: Accumulated depreciation and amortization	(6,885)	(6,790)
Total	$1,806	$1,651

Depreciation and amortization expense recorded on property and equipment was $66 and $57 for the three months ended December 31, 2018 and 2017, respectively, and $132 for each of the six months ended December 31, 2018 and 2017. Additionally, the Company disposed of fully depreciated property of $38 in each of the six months ended December 31, 2018 and 2017, and sold transportation equipment for a gain of $3 in the six months ended December 31, 2017.

Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of December 31, 2018 and June 30, 2018, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	December 31, 2018	June 30, 2018
Revolving advances under Senior
Credit Facility with PNC Bank, National Association	$6,326	$4,894	5.50%	2/19/2020
Installment Note with PNC Bank	1,389	1,672	6.00%	2/19/2020
Installment Note with PNC Equipment Finance	55	101	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	2/29/2020
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	2/29/2020
Capitalized lease obligations	168	269	3.86% - 9.26%	2/1/2019 - 12/8/2020
Total outstanding debt	10,338	9,336
Less: Revolving Advances	(6,326)	(4,894)
Prepaid financing costs	(32)	(45)
Current portion of long term debt, net	(903)	(773)
Long term debt, net	$3,077	$3,624

Convertible Note payable - CD Financial, LLC	$-	$5,350	6.00%	7/24/2018
Less: Discount for embedded derivative	-	(66)
Prepaid financing costs	-	(15)
Convertible Note payable, net - CD Financial, LLC	$-	$5,269

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

The Amended Loan Agreement provides for a total of $11,422 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”) and (ii) a term loan in the amount of $3,422 (the “Term Loan”).  The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company.  Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.75%. The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate at Borrowers’ option, plus 3.25%.  As of December 31, 2018 and June 30, 2018 the interest rates were as follows:

	December 31,	June 30,
	2018	2018

Revolving Credit Facility:
Base Rate Interest	5.50%	5.00%
Eurodollar Rate	5.25375%	n/a
Term Loan:
Base Rate Interest	6.00%	5.50%
Eurodollar Rate	5.75375%	n/a

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of December 31, 2018, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

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

As of June 30, 2018, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note had an estimated fair value of $9 and as of December 31, 2018 had been extinguished in connection with the above described conversion exercise by CD Financial on July 24, 2018.

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

Capitalized Lease Obligations. On February 1, 2019, the Company entered into a capitalized lease obligation with First American Equipment Finance (“First American”) in the amount of $233, which lease is secured by certain machinery and equipment and matures on February 1, 2021. The Company sold certain machinery, purchased from equipment suppliers other than First American in the aggregate amount of $233, to First American for $233 and leased the sold equipment back from First American for monthly payments in the amount of approximately $10 with an imputed interest rate of 7.28%.

On February 1, 2019, the capitalized lease obligation entered into by the Company on March 17, 2017 with First American in the amount of $158, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $7 and had an imputed interest rate of 3.86%.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended December 31, 2018 and 2017, approximately 93% and 91% of consolidated net sales, respectively, were derived from two customers.  These two customers are in the Company’s Contract Manufacturing Segment and net sales to these two customers represented approximately 75% and 20% in the three months ended December 31, 2018 and 79% and 16% in the three months ended December 31, 2017, respectively.  In each of the six months ended December 31, 2018 and 2017, approximately 91% of consolidated net sales, were derived from the same two customers and net sales to these two customers represented approximately 70% and 24% in the six months ended December 31, 2018 and 71% and 23% of net sales in the six months ended December 31, 2017, respectively.  Accounts receivable from these two major customers represented approximately 90% and 87% of total net accounts receivable as of December 31 and June 30, 2018, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

(b) Other Business Risks. Approximately 69% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2018 and will expire on August 31, 2021.

Note 6. Leases and other Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of less than 1 year to less than 8 years.

The components of lease expense for the three months ended December 31, 2018 were as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$-	$19	$19

Finance Operating Lease Costs:
Amortization of right-of use assets	$107	$7	$114
Interest on operating lease liabilities	33	1	34
Total finance lease cost	$140	$8	$148

The components of lease expense for the six months ended December 31, 2018 were as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$-	$38	$38

Finance Operating Lease Costs:
Amortization of right-of use assets	$214	$12	$226
Interest on operating lease liabilities	68	2	70
Total finance lease cost	$282	$14	$296

Operating Lease Liabilities

Related Party Operating Lease Liabilities. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, Chief Executive Officer and major stockholder and certain of his family members, who are also executive officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an Amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to June 1, 2024. This additional lease provides for minimum annual lease payments of $27 with annual increases plus the proportionate share of operating expenses.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Rent expense, lease amortization costs and interest expense on these related party leases were $219 and $214 for the three months ended December 31, 2018 and 2017, and $421 and $415 for the six months ended December 31, 2018 and 2017, respectively, and are included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Operations.  As of December 31, 2018 and June 30, 2018, the Company had outstanding current obligations to Vitamin Realty of $761 and $827, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet.  Additionally, the Company has operating lease obligations of $3,462 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of December 31, 2018, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,454	$3,462	$3,951
Machinery and equipment leases	31	31	33
Office equipment leases	28	28	30
	$3,513	$3,521	$4,014

We have other operating lease agreements with commitments of less than one year or that are not significant and the Company elected the practical expedient option and as such these lease payments are expensed as incurred.

The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 3.76% and 6.9 years, respectively.

Supplemental cash flows information related to leases for the six months ended December 31, 2018 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of
lease liabilities:
Operating cash flows from operating leases	$-	$37	$37
Operating cash flows from finance leases	285	12	297
Financing cash flows from capital lease obligations	-	108	108

The Company did not enter into any lease commitments in the six months ended December 31, 2018.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Maturities of operating lease liabilities as of December 31, 2018 were as follows:

	Operating	Related Party
Year ending	Lease	Operating Lease
June 30,	Commitment	Commitment	Total

2019, remaining	$24	$283	$307
2020	39	565	604
2021	22	565	587
2022	9	565	574
2023	-	565	565
2024	-	563	563
Thereafter	-	845	845
Total minimum lease payments	94	3,951	4,045
Imputed interest	(4)	(489)	(493)
Total	$90	$3,462	$3,552

Total rent expense, including real estate taxes and maintenance charges, was approximately $256 and $254 and $507 and $496 for the three months and six months ended December 31, 2018 and 2017, respectively. Rent and lease amortization and interest expense are included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended December 31, 2018 and 2017 were $1,274 and $1,248, respectively, and for the six months ended December 31, 2018 and 2017 were $2,513 and $2,906, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended December 31, 2018 and 2017 operations by business segment and disaggregated revenues are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2018	$10,498	$1,258	$11,756	$1,246	$66	$269
	2017	9,159	1,199	10,358	896	55	109

Branded Proprietary Products	2018	48	12	60	21	-	-
	2017	162	10	172	65	1	-

Other Nutraceutical Businesses	2018	181	4	185	63	-	-
	2017	231	39	270	87	1	-

Total Company	2018	10,727	1,274	12,001	1,330	66	269
	2017	9,552	1,248	10,800	1,048	57	109

Financial information relating to the six months ended December 31, 2018 and 2017 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2018	$19,153	$2,455	$21,608	$2,328	$131	$$287
	2017	16,981	2,782	19,763	1,731	129	202

Branded Proprietary Products	2018	119	19	138	42	-	-
	2017	181	21	202	97	2	13

Other Nutraceutical Businesses	2018	520	39	559	179	1	-
	2017	502	103	605	225	1	1

Total Company	2018	19,792	2,513	22,305	2,549	132	287
	2017	17,664	2,906	20,570	2,053	132	216

	Total Assets as of
	December 31,	June 30,
	2018	2018

Contract Manufacturing	$20,141	$12,200

Branded Proprietary Products	545	543

Other Nutraceutical Businesses	1,889	1,825
Total Company	$22,575	$14,568

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

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

For the six months ended December 31, 2018, our net sales from operations increased by $1,735 to approximately $22,305 from approximately $20,570 in the six months ended December 31, 2017.    The increase in net sales was from the Contract Manufacturing Segment with increased net sales of $1,845, offset with decreases in our other two segments, Branded Proprietary Products and Other Nutraceuticals Segment, of $64 and $46, respectively.  Net sales increased in our Contract Manufacturing Segment by $1,845 primarily due to increased sales volumes with our two major customers, Life Extension in the amount of $1,051 and Herbalife in the amount of $674.  For the six months ended December 31, 2018, we had operating income of approximately $2,549, an increase of approximately $496 from operating income of approximately $2,053 for the six months ended December 31, 2017.  Our profit margins increased from approximately 10% of net sales in the six months ended December 31, 2017 to approximately 11% of net sales in the six months ended December 31, 2018, primarily as a result of the increased sales in our Contract Manufacturing Segment of approximately $1,845.  Our consolidated selling and administrative expenses increased by approximately $13 or approximately 0.8% in the six months ended December 31, 2018 compared to the six months ended December 31, 2017.

During the six months ended December 31, 2018, CD Financial, LLC (“CD Financial”), exercised its conversion right pursuant to the CD SPA and in accordance with Section 3 (b) of the CD Convertible Note in the principal amount of approximately $5,350. The CD Convertible Note was convertible at the option of CD Financial into Common Shares at a conversion price of $0.65 per share, subject to customary adjustments. CD Financial exercised its conversion right with respect to the entire principal amount due under the CD Convertible Note. The Common Shares were issued to CD Financial at a conversion price of $0.65 per Common Share, resulting in the Company issuing 8,230,769 Common Shares to CD Financial. As a result of this conversion, the Company’s total stockholders’ deficiency of $5,236 as of June 30, 2018 was offset by the converted value of the CD Convertible Note of $5,272 in the six months ended December 31, 2018, resulting in total stockholders’ equity of $36 without taking into account any other changes to the Company’s stockholders’ accounts or transactions. Additionally, the conversion results in annual cost savings of approximately $321 relating to the interest component of the CD Convertible Note. The remaining debt discount and issuance costs of $78 and the extinguished underlying derivative liability associated with the CD Convertible Note was charged to additional paid in capital due to the significant ownership by CD Financial in the Company.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three and six months ended December 31, 2018, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2018 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2018	2017	2018	2017

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	89.0%	90.3%	88.6%	90.0%
Selling and administrative	7.0%	7.9%	7.4%	8.0%
	96.0%	98.2%	96.0%	98.0%
Income from operations	4.0%	1.8%	4.0%	2.0%

Other income (expense), net
Interest expense	(1.6% )	(2.1% )	(1.7% )	(2.2% )
Change in fair value of derivative liabilities	-	1.7%	0.0%	0.3%
Impairment charge on investment in iBio, Inc.	-	(1.5% )	-	(1.2% )
Other income, net	0.1%	0.0%	0.0%	0.0%
Other income (expense), net	(1.5% )	(1.9% )	(1.7% )	(3.1% )

Income (loss) before income taxes	2.5%	(0.1% )	2.3%	(1.1% )

Federal and state income taxes, net	1.3%	3.1%	1.0%	1.5%

Net income (loss)	1.2%	(3.2% )	1.3%	(2.6% )

For the Six Months Ended December 31, 2018 compared to Six Months Ended December 31, 2017

Sales, net. Sales, net, for the six months ended December 31, 2018 and 2017 were $22.3 million and $20.6 million, respectively, an increase of 8.4%, and are comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2018	2017	2018 vs 2017	2018 vs 2017
	(amounts in thousands)
Contract Manufacturing:
US Customers	$19,153	$16,981	$2,172	12.8%
International Customers	2,455	2,782	(327)	(11.8%	)
Net sales, Contract Manufacturing	21,608	19,763	1,845	9.3%

Branded Nutraceutical Products:
US Customers	119	181	(62)	(34.3%	)
International Customers	19	21	(2)	(9.5%	)
Net sales, Branded Nutraceutical Products	138	202	(64)	(31.7%	)

Other Nutraceuticals:
US Customers	520	502	18	3.6%
International Customers	39	103	(64)	(62.1%	)
Net sales, Other Nutraceuticals	559	605	(46)	(7.6%	)

Total net sales	$22,305	$20,570	$1,735	8.4%

In each of the six months ended December 31, 2018 and 2017, a significant portion of our consolidated net sales, approximately 91%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife.  Life Extension and Herbalife represented approximately 70% and 24% in the six months ended December 31, 2018 and 71% and 23%, in the six months ended December 31, 2017, respectively, of our Contract Manufacturing Segment’s net sales.  The loss of either of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales was from the Contract Manufacturing Segment with increased net sales of $1,845, offset with decreases in our other two segments, Branded Proprietary Products and Other Nutraceuticals Segment, of $64 and $46, respectively.  Net sales increased in our Contract Manufacturing Segment by $1,845 primarily due to increased sales volumes with our two major customers, Life Extension in the amount of $1,051 and Herbalife in the amount of $674.

Cost of sales.  Cost of sales increased by approximately $1,239 to $19,756 for the six months ended December 31, 2018, as compared to $18,517 for the six months ended December 31, 2017 or approximately 7%.  Cost of sales decreased as a percentage of sales to 88.6% for the six months ended December 31, 2018 as compared to 90.0% for the six months ended December 31, 2017. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 8%.  The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each of the other two segments.

Selling and Administrative Expenses.  There was an increase in selling and administrative expenses of $13, approximately 0.8% in the six months ended December 31, 2018 as compared to the six months ended December 31, 2017.  As a percentage of sales, net, selling and administrative expenses was approximately 7% and 8% in the six months ended December 31, 2018 and 2017, respectively.  The increase was primarily from increases (i) in salaries and employees benefits of approximately $63, as the result of: (a) replacing our headcount with higher salaried employees, net of a pay structure change for the sales staff ($12); (b) an increase in employee benefits due to the change in personnel and an increase in premiums ($44) and; (c) an increase in our vacation pay liability ($7);  and (ii) in professional and consulting fees of approximately $27 primarily as the result of outsourcing our information technology function beginning in April 2018 and increased legal expenses for our SEC filings.  These increases were partially offset by an aggregate decrease of approximately $78 in other components (excluding consulting and professional fees and salaries and employee benefits) of our selling and administrative expenses including decreases in depreciation and amortization expenses.

Other income (expense), net.  Other income (expense), net was approximately $374 for the six months ended December 31, 2018 compared to $642 for the six months ended December 31, 2017, and is composed of:

	Six months ended
	December 31,
	2018	2017
	(dollars in thousands)
Interest expense	$(390)	$(462)
Change in fair value of derivative liabilities	9	67
Impairment on investment in iBio, Inc.	-	(251)
Other income, net	7	4
Other income (expense), net	$(374)	$(642)

The change in fair value of derivative liabilities in the six months ended December 31, 2017 was mainly the result of the decreased closing trading price of the Company's stock, as traded on the OTC Bulletin Board, from $0.19 as of June 30, 2017 to $0.18 as of December 31, 2017 and the change in the volatility of the closing trading price of our common stock from 98.11% as of June 30, 2017 to 106.00% as of December 31, 2017.  The closing trading price and the volatility of the closing trading price of our common stock are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.

During the six month period ended December 31, 2018, the derivative liability was extinguished, resulting in the carrying value as of June 30, 2018 of $9 to be compared to a value of $0 as of December 31, 2018, as the related derivative liability is no longer outstanding, resulting in a change of $9 for the six months ended December 31, 2018.

In the six months ended December 31, 2017 we determined that there was an impairment on the carrying value of our investment in iBio, Inc. in the amount of approximately $251 resulting from the decline in the closing trading price of their common stock on the NYSE American Exchange for the six month period ended December 31, 2017 from $0.39 per share as of June 30, 2017 to $0.18 per share as of December 31, 2017.

Our interest expense for the six months ended December 31, 2018 decreased by $72 from the six month period ended December 31, 2017, primarily as the result of CD Financial exercising its conversion right to convert the $5,350 CD Convertible Note to equity on July 24, 2018, an interest savings of $143, offset in part, by the adoption of ASU 2016-02 on July 1, 2018, which classifies a portion of the operating lease payments as interest.  Accordingly, in the six month period ended December 31, 2018, we incurred an interest cost of $70 on our operating lease liabilities.

Federal and state income tax (benefit) expense, net.  For the six months ended December 31, 2018 and 2017, we had state income tax expense, net of approximately $101 and $44, respectively and deferred federal income tax expense of $12 and $250 in the six months ended December 31, 2018 and 2017, respectively.

The increase in state income tax expense of $57 is the result of the increased net income for MDC and the decrease in the federal income tax expense of $238 is the result of the one-time charge for the change in the effective federal tax rate from 34% as of December 31, 2017 to 21% as of January 1, 2018 which resulted in a decrease to our deferred tax assets of $263 offset by a current federal tax benefit of approximately $13 in the six month period ended December 31, 2017 with no such rate change in the six month period ended December 31, 2018.

We continue to maintain a reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income (loss). Our net income for the six months ended December 31, 2018 was $405 compared to a net loss of $527 in the six months ended December 31, 2017, a change of $932.  The change in net income was primarily the result of increased operating income of $483 and decreases in other expenses of $268 and in federal and state income taxes of $181.

For the Three Months Ended December 31, 2018 compared to the Three Months Ended December 31, 2017

Sales, net. Sales, net, for the three months ended December 31, 2018 and 2017 were $12.0 million and $10.8 million, respectively, an increase of 11.1%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2018	2017	2018 vs 2017	2018 vs 2017
	(amounts in thousands)
Contract Manufacturing:
US Customers	$10,498	$9,159	$1,339	14.6%
International Customers	1,258	1,199	59	4.9%
Net sales, Contract Manufacturing	11,756	10,358	1,398	13.5%

Branded Nutraceutical Products:
US Customers	48	162	(114)	(70.4%	)
International Customers	12	10	2	20.0%
Net sales, Branded Nutraceutical Products	60	172	(112)	(65.1%	)

Other Nutraceuticals:
US Customers	181	231	(50)	(21.6%	)
International Customers	4	39	(35)	(89.7%	)
Net sales, Other Nutraceuticals	185	270	(85)	(31.5%	)

Total net sales	$12,001	$10,800	$1,201	11.1%

For the three months ended December 31, 2018 and 2017 a significant portion of our consolidated net sales, approximately 93% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 75% and 20% in the three months ended December 31, 2018 and 79% and 16%, in the three months ended December 31, 2017, respectively, of our Contract Manufacturing Segment’s net sales.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $1,201 was primarily the result of net sales increasing in our Contract Manufacturing Segment of $1,398 primarily due to increased sales volumes to one of our major customers, Herbalife of approximately $720 and Life Extension of approximately $683, in the three months ended December 31, 2018, compared to the comparable prior period.

Cost of sales.  Cost of sales increased by $919, approximately 9%, to $10,671 for the three months ended December 31, 2018, as compared to $9,752 for the three months ended December 31, 2017.  Cost of sales decreased as a percentage of sales to 89% for the three months ended December 31, 2018 as compared to 90.3% for the three months ended December 31, 2017.  The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 11%.  The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each of the other two segments.

Selling and Administrative Expenses.  There was a slight decrease in selling and administrative expenses of $7 in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, less than 1.0%.  As a percentage of sales, net, selling and administrative expenses were approximately 7% and 8% for the three months ended December 31, 2018 and 2017, respectively.  The decrease was due to an increase in salaries and employees benefits of approximately $37, as the result of replacing an administrative staff with a higher paid individual; offset, in part, by a decrease of approximately $20 in amortization as the result of intangible assets being fully amortized in October 2018.  No other expense within our selling and administrative expenses changed by more than $15.

Other income (expense), net. Other income (expense), net was approximately $183 and $207 for the three months ended December 31, 2018 and 2017, respectively, and is composed of:

	Three months ended
	December 31,
	2018	2017
	(dollars in thousands)
Interest expense	$(190)	$(229)
Change in fair value of derivative instruments	-	185
Impairment charge on investment in iBio, Inc.	-	(168)
Other income, net	7	4
Other income (expense), net	$(183)	$(208)

The variance in the change in fair value of derivative liabilities from the three months ended December 31, 2017 to the three months ended December 31, 2018 was the result of the extinguishment of the derivative instrument upon the conversion of the related debt to common stock in July 2018 (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

Our interest expense for the three months ended December 31, 2018 decreased by $39 from the three month period ended December 31, 2017, primarily as the result of CD Financial exercising its conversion right to convert the $5,350 CD Convertible Note to equity on July 24, 2018 (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), an interest savings of $94.  This decrease was offset in part, by increased amounts outstanding under our revolving credit facility along with increased interest rates on the senior debt of 1.0% from December 31, 2017 to December 31, 2018 coupled with the adoption of ASU 2016-02 on July 1, 2018, which classifies a portion of the operating lease payments as interest.  Accordingly, in the three month period ended December 31, 2018, we incurred additional interest cost on our senior debt of $24 and an interest cost of $34 on our operating lease liabilities.

In the three months ended December 31, 2017 we determined that there was an impairment on the carrying value of our investment in iBio, Inc. in the amount of approximately $0.2 million resulting from the decline in the closing trading price of their common stock on the NYSE American Exchange from $0.32 per share as of September 30, 2017 to $0.18 per share as of December 31, 2017.  There was no such impairment charge in the three months ended December 31, 2018.

Federal and state income tax, net. For the three months ended December 31, 2018 and 2017, we had state income tax expense of approximately $74 and $34, respectively, and federal income tax benefit of $16 and federal income tax expense of $304, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized. The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period.  All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

The increase in state income tax expense of $40 is the result of the increased net income for MDC and the decrease in the federal income tax expense of $320 is the result of the one-time charge for the change in the effective federal tax rate from 34% as of December 31, 2017 to 21% as of January 1, 2018, which resulted in a decrease to our deferred tax assets of $263 and a current federal tax expense of approximately $41 in the three month period ended December 31, 2017 compared to no such changes in the three month period ended December 31, 2018.

Net income (loss). We had net income for the three months ended December 31, 2018 of $246 compared to a net loss for the three months ended December 31, 2017 of approximately $348.  The change to net income from a net loss of approximately $594 was primarily the result of increased operating income of $289 and decreases in other expenses of $25 and federal and state income taxes, net of $280.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2018	2017
	(dollars in thousands)

Net cash (used in) provided by operating activities	$(914)	$640
Net cash used in investing activities	$(294)	$(206)
Net cash provided by (used in) financing activities	$1,025	$(512)

Cash at end of period	$45	$54

At December 31, 2018 our working capital was approximately $1,029 and at June 30, 2018, we had a working capital deficit of $4,026. The increase of $4,386 in our current assets and a decrease in our current liabilities of $669, resulted in a net increase in our working capital of $5,055 since June 30, 2018.  The decrease in the current liabilities was primarily the result of $5,269 of the CD Convertible Note, classified as current as of June 30, 2018 due to the receipt of a conversion notice in July 2018, and the subsequent conversion of the entire CD Convertible Note to common shares of the Company at $0.65 per share on July 31, 2018.

Operating Activities

Net cash used in operating activities of $914 in the six months ended December 31, 2018, includes net income of approximately $405.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $606. Net cash used in our operations in the six months ended December 31, 2018 from our working capital assets and liabilities in the amount of approximately $1,520 was primarily the result of cash used in our accounts receivable of $721 and inventories of $3,794 offset, in part, with an aggregate increase in accounts payable, accrued expenses and other liabilities of $3,047.

Net cash provided by operating activities of $640 in the six months ended December 31, 2017, includes a net loss of approximately $527. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $143. Cash was provided by operations from our working capital assets and liabilities in the amount of approximately $497 and was primarily the result of a net increase in accounts payable and accrued expenses and other liabilities of approximately $1,505 offset, in part, by increases in accounts receivable of $575 and inventories of $413.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2018 and 2017, of approximately $294 and $206, respectively, was used primarily for the purchase of machinery and equipment of $287 and $210, respectively.

Financing Activities

Cash provided by financing activities was approximately $1,025 for the six months ended December 31, 2018, and was from advances under our revolving credit facility of $22,899, offset in part, by repayments of advances under our revolving credit facility of $21,467, principal payments under our term notes in the amount of $330 and payments under capitalized lease obligations of $101.

Cash used in financing activities was approximately $512 for the six months ended December 31, 2017, and was from $19,673 of advances under our revolving credit facility and $143 in proceeds received in a sales-lease back financing for machinery and equipment in our Contract Manufacturing Segment, offset in part, by repayments of advances under our revolving credit facility of $19,559 and repayments of principal under our term notes in the amount of $669.

As of December 31, 2018, we had cash of $45, funds available under our revolving credit facility of approximately $1,059 and working capital of approximately $1,029. Our working capital includes $6,326 outstanding under our revolving line of credit which is not due until February 2020 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $892 in the six months ended December 31, 2018 and going forward we will have an annual interest cost savings of approximately $321 as a result of the conversion of the CD Convertible Note into equity at the election of CD Financial in July 2018. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending February 13, 2020.

Our total annual commitments at December 31, 2018 for long term non-cancelable leases of approximately $565 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2018 and 2017 were approximately $287 and $216, respectively. The Company has budgeted approximately $500 for capital expenditures for fiscal year 2019. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three and six months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2018, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our registered equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)     Exhibits

Exhibit

Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101

The following unaudited financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the six months ended December 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 13, 2019	By: /s/ E Gerald Kay
E, Gerald Kay,
President and Chief Executive Officer

Date: February 13, 2019	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President