Form 10-Q
period 2019-03-31
INTEGRATED BIOPHARMA INC
filed 2019-05-15
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

 Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant, as specified in its charter)

Delaware	22-2407475
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip Code)

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

Yes  X    No ____

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  X  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer  ☑	Emerging growth company ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No __X__

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 15, 2019, there were 29,565,943 shares of common stock, $0.002 par value per share (“Common Stock”), of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the three and nine months ended March 31, 2019

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Sales, net	$14,088	$10,575	$36,393	$31,145

Cost of sales	11,995	9,106	31,750	27,623
Gross profit	2,093	1,469	4,643	3,522

Selling and administrative expenses	856	809	2,513	2,453
Operating income	1,237	660	2,130	1,069

Other income (expense), net:
Interest expense	(196)	(232)	(586)	(694)
Change in fair value of derivative liabilities	-	54	9	121
Impairment on investment in iBio, Inc.	-	-	-	(251)
Other income, net	25	9	32	13
Other expense, net	(171)	(169)	(545)	(811)

Income before income taxes	1,066	491	1,585	258
Income tax expense, net	143	103	257	397

Net income (loss)	923	388	1,328	(139)
Change in fair value of derivative liability	-	(54)	-	-
Interest expense on Convertible debt - CD Financial, LLC	-	55	-	-
Accretion of Convertible debt - CD Financial, LLC	-	9	-	-
Diluted net income (loss)	$923	$398	$1,328	$(139)

Basic net income (loss) per common share	$0.03	$0.02	$0.05	$(0.01)

Diluted net income (loss) per common share	$0.03	$0.01	$0.05	$(0.01)

Weighted average common shares outstanding - basic	29,565,943	21,135,174	28,719,452	21,135,174
Add: Equivalent shares outstanding	542,782	836,428	582,525	-
Shares issuable upon conversion of
Convertible Debt - CD Financial, LLC	-	8,230,769	-	-
Weighted average common shares outstanding - diluted	30,108,725	30,202,371	29,301,977	21,135,174

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2019	2018
Assets
Current Assets:
Cash	$431	$228
Accounts receivable, net	4,957	3,796
Inventories	10,549	7,741
Other current assets	413	389
Total current assets	16,350	12,154

Property and equipment, net	1,802	1,651
Operating lease right-of-use assets	54	-
Operating lease right-of-use assets - Vitamin Realty, LLC	3,345	-
Deferred tax assets, net	622	671
Security deposits and other assets	48	92
Total Assets	$22,221	$14,568

Liabilities and Stockholders' Equity (Deficiency):
Current Liabilities:
Advances under revolving credit facility	$6,147	$4,894
Accounts payable (includes $68 and $141 due to related party)	6,036	4,184
Accrued expenses and other current liabilities	1,240	1,060
Current portion of long term debt, net	1,014	773
Current portion - Subordinated convertible note, net - CD Financial, LLC	-	5,269
Total current liabilities	14,437	16,180

Operating lease liabilities	54	-
Operating lease liabilities - Vitamin Realty, LLC	3,353	-
Long term debt, net	2,988	3,624
Total liabilities	20,832	19,804

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,600,843 and 21,170,074 shares issued, respectively
29,565,943 and 21,135,174 shares outstanding, respectively	59	42
Additional paid-in capital	50,053	44,773
Accumulated deficit	(48,624)	(49,952)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity (Deficiency)	1,389	(5,236)
Total Liabilities and Stockholders' Equity (Deficiency)	$22,221	$14,568

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE NINE MONTHS ENDED MARCH 31,
(in thousands, except shares)

FOR THE NINE MONTHS ENDED MARCH 31, 2019:

							Total
			Additional				Stockholders'
	Common Stock		Paid-in	Accumulated	Treasury Stock		(Deficiency)
	Shares	Par Value	Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2018	21,170,074	$42	$44,773	$(49,952)	34,900	$(99)	$(5,236)
Shares issued upon conversion of
CD Financial, LLC Convertible Note, net	8,230,769	17	5,256	-	-	-	5,273
Net income	-	-	-	159	-	-	159
Balance, September 30, 2018	29,400,843	59	50,029	(49,793)	34,900	(99)	196
Shares issued upon exercise of employee stock options	200,000	-	24	-	-	-	24
Net income	-	-	-	246	-	-	246
Balance, December 31, 2018	29,600,843	59	50,053	(49,547)	34,900	(99)	466
Net income	-	-	-	923	-	-	923
Balance, March 31, 2019	29,600,843	$59	$50,053	$(48,624)	34,900	$(99)	$1,389

FOR THE NINE MONTHS ENDED MARCH 31, 2018:

							Total
			Additional				Stockholders'
	Common Stock		Paid-in	Accumulated	Treasury Stock		(Deficiency)
	Shares	Par Value	Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2017	21,170,074	$42	$44,759	$(50,631)	34,900	$(99)	$(5,929)
Compensation expense for employee stock options	-	-	4	-	-	-	4
Net loss	-	-	-	(179)	-	-	(179)
Balance, September 30, 2017	29,170,074	42	44,763	(50,810)	34,900	(99)	(6,104)
Compensation expense for employee stock options	-	-	5	-	-	-	5
Net loss	-	-	-	(348)	-	-	(348)
Balance, December 31, 2017	29,170,074	42	44,768	(51,158)	34,900	(99)	(6,447)
Compensation expense for employee stock options	-	-	3	-	-	-	3
Net income	-	-	-	388	-	-	388
Balance, March 31, 2018	29,170,074	$42	$44,771	$(50,770)	34,900	$(99)	$(6,056)

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended
	March 31,
	2019	2018
Cash flows provided by operating activities:
Net income (loss)	$1,328	$(139)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	234	264
Accretion of financing instruments and other non cash interest	46	79
Stock based compensation	-	12
Change in deferred tax assets	49	290
Equity loss in investment in AgroSport, LLC	12	-
Impairment on investment in iBio, Inc.	-	251
Change in fair value of derivative liabilities	(9)	(121)
Gain on sale of fixed assets	-	(5)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,161)	822
Inventories	(2,807)	(910)
Other current assets	(29)	24
Security deposits and other assets	(3)	-
(Decrease) increase in:
Accounts payable	1,852	697
Accrued expenses and other liabilities	189	79
Net cash (used in) provided by operating activities	(299)	1,343

Cash flows from investing activities:
Purchase of property and equipment	(350)	(216)
Cash proceeds from sale of equipment	-	6
Cash contribution in AgroSport LLC	(8)	-
Net cash used in investing activities	(358)	(210)

Cash flows from financing activities:
Advances under revolving credit facility	35,574	30,123
Proceeds from sales/lease back of equipment	233	143
Proceeds from exercise of employee stock options	24	-
Repayments of advances under revolving credit facility	(34,322)	(30,480)
Repayments under term note payables	(475)	(814)
Repayments under capitalized lease obligations	(174)	(175)
Net cash provided by (used in) financing activities	860	(1,203)

Net increase (decrease) in cash	203	(70)
Cash at beginning of period	228	132
Cash at end of period	$431	$62
Supplemental disclosures of cash flow information:
Interest paid	$568	$596
Income taxes paid	$193	$130
Supplemental disclosures of non-cash flow information:
Financing on capitalized lease obligations	$-	$38

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (“Form 10-K”), as filed with the SEC. The June 30, 2018 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended March 31, 2019 are not necessarily indicative of the results for the full fiscal year ending June 30, 2019 or for any other period.

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

Aside from the adoption of ASU's, as described above and the Leases policy described below, there have been no material changes during fiscal year 2019 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

The following options and potentially dilutive shares for convertible notes payable (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Anti-dilutive stock options	150,000	150,000	150,000	2,487,584
Anti-dilutive shares for convertible note payable	-	-	-	8,230,769
Anti-dilutive shares	150,000	150,000	150,000	10,718,353

Additionally, in the nine months ended March 31, 2019, the 8,230,769 common shares underlying the convertible note were potentially dilutive and therefore included in the diluted earnings per share calculation on a proportionate basis prior to the conversion into common shares of the Company as of July 24, 2018 and the results were antidilutive. (See Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2019	2018

Raw materials	$6,881	$4,179
Work-in-process	2,218	2,207
Finished goods	1,450	1,355
Total	$10,549	$7,741

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

 Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2019	2018

Land and building	$1,250	$1,250
Leasehold improvements	1,268	1,268
Machinery and equipment	6,231	5,917
Transportation equipment	6	6
	8,755	8,441
Less: Accumulated depreciation and amortization	(6,953)	(6,790)
Total	$1,802	$1,651

Depreciation and amortization expense recorded on property and equipment was $69 and $57 for the three months ended March 31, 2019 and 2018, respectively, and $201 and $189 for the nine months ended March 31, 2019 and 2018, respectively. Additionally, the Company disposed of fully depreciated property of $38 in the nine months ended March 31, 2019 and $146 and another $4 in transportation equipment with a remaining basis of $1 at the time of sale in the nine months ended March 31, 2018. The Company sold the transportation equipment for a gain of $3 and sold fully depreciation machinery and equipment for a gain of $2 in the nine months ended March 31, 2018.

 INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

 Note 4. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of March 31, 2019 and June 30, 2018, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of March 31, 2019	As of June 30, 2018
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$6,147	$4,894	5.50%	5/15/2024
Installment Note with PNC Bank	1,267	1,672	6.00%	5/15/2024
Installment Note with PNC Equipment Finance	32	101	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	1,714	1,714	6.00%	5/15/2019
Promissory Note with Vitamin Realty, LLC	686	686	4.00%	5/15/2019
Capitalized lease obligations	328	269	4.01% - 9.38%	12/1/2019-
				2/1/2021
Total outstanding debt	10,174	9,336
Less: Revolving Advances	(6,147)	(4,894)
Prepaid financing costs	(25)	(45)
Current portion of long term debt, net	(1,014)	(773)
Long term debt, net	$2,988	$3,624

Convertible Note payable - CD Financial, LLC	$-	$5,350	6.00%	7/24/2018
Less: Discount for embedded derivative	-	(66)
Prepaid financing costs	-	(15)
Convertible Note payable, net - CD Financial, LLC	$-	$5,269

SENIOR CREDIT FACILITY

On May 15, 2019, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012, as amended on February 19, 2016,

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”).  The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company.  Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate at Borrowers’ option, plus 3.00%.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

As of March 31, 2019, the Company had amounts outstanding utilizing the Eurodollar Rate of $4,500 and $1,200 under the Revolving Advances and Term Note, respectively, with interest rates as of March 31, 2019 and June 30, 2018 as follows (based on the respective base rate plus 2.75% on Revolving Advances and 3.25% on the Term Note in effect as of the respective dates):

	March 31,	June 30,
	2019	2018
Revolving Credit Facility:
Base Rate Interest	5.50%	5.00%
Eurodollar Rate	5.24063%	n/a
Term Loan:
Base Rate Interest	6.00%	5.50%
Eurodollar Rate	5.74063%	n/a

Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on May 15, 2024 (the “Senior Maturity Date”).

The principal balance of the Revolving Advances is payable on the Senior Maturity Date, subject to acceleration, based upon a material adverse event clause, as defined, subjective accelerations for borrowing base reserves, as defined or upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof. The Term Loan shall be repaid in eighty-four (84) consecutive monthly installments of principal, the first eighty-three (83) of which shall be in the amount of $43, commencing on the first business day of June, 2019, and continuing on the first business day of each month thereafter, with a final payment of any unpaid balance of principal and interest payable on the Senior Maturity Date. The foregoing is subject to customary mandatory prepayment provisions and acceleration upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of March 31, 2019, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

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

In connection with the CD SPA, the Borrowers entered into an Amended and Restated Security Agreement and Amended and Restated Subsidiary Guaranty.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

On May 15, 2019, the Liquidity Note was satisfied in full with the repayment of principal and interest in the amount of $1,718.  The Liquidity Note was permitted to be paid in full in the Amended Loan Agreement with PNC Bank.

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

As of June 30, 2018, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note had an estimated fair value of $9 and as of March 31, 2019 had been extinguished in connection with the above described conversion exercise by CD Financial on July 24, 2018.

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

On May 15, 2019, the Vitamin Note was satisfied in full with the repayment of principal and interest in the amount of $689.  The Vitamin Note was permitted to be paid in full in the Amended Loan Agreement with PNC Bank.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three and nine months ended March 31, 2019 and 2018, approximately 92% and 91% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and net sales to these two customers represented approximately 72% and 22% in the three months ended March 31, 2019 and 74% and 21% of net sales in the three months ended March 31, 2018, respectively and approximately 71% and 24% in the nine months ended March 31, 2019 and 72% and 22% of net sales in the nine months ended March 31, 2018, respectively. Accounts receivable from these two major customers represented approximately 92% and 87% of total net accounts receivable as of March 31, 2019 and June 30, 2018, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 72% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2018 and will expire on August 31, 2021.

Note 6. Leases and other Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of less than 1 year to less than 8 years.

The components of lease expense for the three months ended March 31, 2019 were as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$141	$23	$164

Finance Lease Costs:
Amortization of right-of use assets	$-	$22	$22
Interest on operating lease liabilities	-	5	5
Total Finance Lease Costs	$-	$27	$27

The components of lease expense for the nine months ended March 31, 2019 were as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$423	$72	$495

Finance Lease Costs:
Amortization of right-of use assets	$-	$55	$22
Interest on operating lease liabilities	-	12	12
Total Finance Lease Costs	$-	$67	$67

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

 Operating Lease Liabilities

Related Party Operating Lease Liabilities. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, and a major stockholder and certain of his family members, who are also the Co-Chief Executive Officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to June 1, 2024. This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense, lease amortization costs and interest expense on these related party leases were $203 and $204 for the three months ended March 31, 2019 and 2018, and $630 and $619 for the nine months ended March 31, 2019 and 2018, respectively, and are included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2019 and June 30, 2018, the Company had outstanding current obligations to Vitamin Realty of $761 and $827, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $3,353 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of March 31, 2019, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,345	$3,353	$3,810
Machinery and equipment leases	29	29	30
Office equipment leases	25	25	26
	$3,399	$3,407	$3,866

The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 3.76% and 6.6 years, respectively.

Supplemental cash flows information related to leases for the nine months ended March 31, 2019 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of
lease liabilities:
Operating cash flows from operating leases	$424	$72	$496
Operating cash flows from capital finance lease obligations	-	12	12
Financing cash flows from capital lease obligations	-	174	174

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

The Company entered into a sales/lease back commitment in the nine months ended March 31, 2019 in the amount of $233, see Note 4 - Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt.

Maturities of operating lease liabilities as of March 31, 2019 were as follows:

Year ending June 30,	Operating Lease Commitment	Related Party Operating Lease Commitment	Capitalized Lease Obligations	Total

2019, remaining	$12	$142	$65	$219
2020	39	565	206	810
2021	22	565	77	664
2022	9	565	-	574
2023	-	565	-	565
2024	-	563	-	563
Thereafter	-	845	-	845
Total minimum lease payments	82	3,810	348	4,240
Imputed interest	(3)	(457)	(20)	(480)
Total	$79	$3,353	$328	$3,760

Total rent expense, including real estate taxes and maintenance charges, was approximately $249 and $245 and $756 and $741 for the three months and nine months ended March 31, 2019 and 2018, respectively. Rent and lease amortization and interest expense are included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended March 31, 2019 and 2018 were $1,878 and $891, respectively, and for the nine months ended March 31, 2019 and 2018 were $4,391 and $3,797, respectively.

Financial information relating to the three months ended March 31, 2019 and 2018 operations by business segment and disaggregated revenues are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures
Contract Manufacturing	2019	$11,913	$1,875	$13,788	$1,995	$68	$63
	2018	9,333	879	10,212	1,363	55	42
Branded Proprietary Products	2019	14	3	17	7	-	-
	2018	-	9	9	(2)	1	-
Other Nutraceutical Businesses	2019	283	-	283	92	1	-
	2018	351	3	354	108	1	-
Total Company	2019	12,210	1,878	14,088	2,093	69	63
	2018	9,684	891	10,575	1,469	57	42

Financial information relating to the nine months ended March 31, 2019 and 2018 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2019	$31,066	$4,330	$35,396	$4,323	$199	$350
	2018	26,314	3,661	29,975	3,094	184	244
Branded Proprietary Products	2019	133	22	155	49	-	-
	2018	181	30	211	95	3	13
Other Nutraceutical Businesses	2019	803	39	842	271	2	-
	2018	853	106	959	333	2	1
Total Company	2019	32,002	4,391	36,393	4,643	201	350
	2018	27,348	3,797	31,145	3,522	189	258

	Total Assets as of
	March 31,	June 30,
	2019	2018
Contract Manufacturing	$19,756	$12,200

Branded Proprietary Products	585	543

Other Nutraceutical Businesses	1,880	1,825
Total Company	$22,221	$14,568

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (dollars in thousands)

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

Business Outlook (amounts in thousands)

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this "Management's Discussion and Analysis of Financial Condition and Results of Operations", involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

For the nine months ended March 31, 2019, our net sales from operations increased by $5,248 to approximately $36,393 from approximately $31,145 in the nine months ended March 31, 2018. The increase in net sales was from the Contract Manufacturing Segment with increased net sales of $5,421, offset with decreases in our other two segments, Branded Proprietary Products and Other Nutraceuticals Segment, of $56 and $117, respectively. Net sales increased in our Contract Manufacturing Segment by $5,421 primarily due to increased sales volumes with our two major customers, Life Extension in the amount of $3,392 and Herbalife in the amount of $1,668. For the nine months ended March 31, 2019, we had operating income of approximately $2,130, an increase of approximately $1,061 from operating income of approximately $1,069 for the nine months ended March 31, 2018. Our profit margins increased from approximately 11% of net sales in the nine months ended March 31, 2018 to approximately 13% of net sales in the nine months ended March 31, 2019, primarily as a result of the increased sales in our Contract Manufacturing Segment of approximately $5,421. Our consolidated selling and administrative expenses increased by approximately $60 or approximately 2.4% in the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018.

During the nine months ended March 31, 2019, CD Financial, LLC (“CD Financial”), exercised its conversion right pursuant to the CD SPA and in accordance with Section 3 (b) of the CD Convertible Note in the principal amount of approximately $5,350. The CD Convertible Note was convertible at the option of CD Financial into Common Shares at a conversion price of $0.65 per share, subject to customary adjustments. CD Financial exercised its conversion right with respect to the entire principal amount due under the CD Convertible Note. The Common Shares were issued to CD Financial at a conversion price of $0.65 per Common Share, resulting in the Company issuing 8,230,769 Common Shares to CD Financial. As a result of this conversion, the Company’s total stockholders’ deficiency of $5,236 as of June 30, 2018 was offset by the converted value of the CD Convertible Note of $5,272 in the nine months ended March 31, 2019, resulting in total stockholders’ equity of $36 without taking into account any other changes to the Company’s stockholders’ accounts or transactions. Additionally, the conversion results in annual cost savings of approximately $321 relating to the interest component of the CD Convertible Note. The remaining debt discount and issuance costs of $78 and the extinguished underlying derivative liability associated with the CD Convertible Note was charged to additional paid in capital due to the significant ownership by CD Financial in the Company.

On May 15, 2019, we amended the maturity date of our Senior Credit Facility from February 19, 2020 to May 15, 2024 and paid off in full Related Party Debt that was set to mature on February 29, 2020 in the aggregate amount of $2,400 using proceeds from the Amended Loan Agreement with PNC Bank.  Certain other terms were amended under our Senior Credit Facility, see Note 4 to the condensed financial statements included in this Quarterly Report on Form 10-Q.  These amendments, will continue to provide the working capital and liquidity required to support our operating businesses.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2019, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2018 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2019	2018	2019	2018

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	85.1%	86.1%	87.2%	88.7%
Selling and administrative	6.1%	7.7%	6.9%	7.9%
	91.2%	93.8%	94.1%	96.6%
Income from operations	8.8%	6.2%	5.9%	3.4%

Other income (expense), net:
Interest expense	(1.4% )	(2.2% )	(1.6% )	(2.2% )
Change in fair value of derivative liabilities	-	0.5%	0.0%	0.4%
Impairment charge on investment in iBio, Inc.	-	-	-	(0.8% )
Other income, net	0.2%	0.1%	0.1%	0.0%
Other expense, net	(1.2% )	(1.6% )	(1.5% )	(2.6% )

Income before income taxes	7.6%	4.6%	4.4%	0.8%

Federal and state income taxes, net	1.0%	1.0%	0.7%	1.3%

Net income (loss)	6.6%	3.6%	3.7%	(0.5% )

 For the Nine Months Ended March 31, 2019 compared to Nine Months Ended March 31, 2018

Sales, net. Sales, net, for the nine months ended March 31, 2019 and 2018 were $36,393 and $31,145, respectively, an increase of 16.9%, and are comprised of the following:

	Nine months ended		Dollar	Percentage
	March 31,		Change	Change
	2019	2018	2019 vs 2018	2019 vs 2018
	(amounts in thousands)
Contract Manufacturing:
US Customers	$31,066	$26,314	$4,752	18.1%
International Customers	4,330	3,661	669	18.3%
Net sales, Contract Manufacturing	35,396	29,975	5,421	18.1%

Branded Nutraceutical Products:
US Customers	133	181	(48)	(26.5%	)
International Customers	22	30	(8)	(26.7%	)
Net sales, Branded Nutraceutical Products	155	211	(56)	(26.5%	)

Other Nutraceuticals:
US Customers	803	853	(50)	(5.9%	)
International Customers	39	106	(67)	(63.2%	)
Net sales, Other Nutraceuticals	842	959	(117)	(12.2%	)

Total net sales	$36,393	$31,145	$5,248	16.9%

In the nine months ended March 31, 2019 and 2018, a significant portion of our consolidated net sales, approximately 92% and 91%, respectively, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 71% and 24% in the nine months ended March 31, 2019 and 72% and 22% in the nine months ended March 31, 2018, respectively, of our Contract Manufacturing Segment’s net sales, respectively. The loss of either of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales was from the Contract Manufacturing Segment with increased net sales of $5,421, offset with decreases in our other two segments, Branded Proprietary Products and Other Nutraceuticals Segment, of $56 and $117, respectively. Net sales increased in our Contract Manufacturing Segment by $5,421 primarily due to increased sales volumes with our two major customers, Life Extension in the amount of $3,392 and Herbalife in the amount of $1,668.

Cost of sales. Cost of sales increased by approximately $4,127 to $31,750 for the nine months ended March 31, 2019, as compared to $27,623 for the nine months ended March 31, 2018 or approximately 15%. Cost of sales decreased as a percentage of sales to 87.2% for the nine months ended March 31, 2019 as compared to 88.7% for the nine months ended March 31, 2018. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 17%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each of the other two segments.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $60, approximately 2.4% in the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. As a percentage of sales, net, selling and administrative expenses was approximately 7% and 8% in the nine months ended March 31, 2019 and 2018, respectively. The increase was primarily from increases (i) in salaries and employees benefits of approximately $149, as the result of: (a) replacing our headcount with higher salaried employees, net of a pay structure change for the sales staff ($35); (b) an increase in employee benefits due to the change in personnel and an increase in premiums ($83) and; (c) an increase in our vacation pay liability ($31); and (ii) in professional and consulting fees of approximately $27 primarily as the result of outsourcing our information technology function beginning in April 2018 and increased legal expenses for our SEC filings. These increases were offset by decreases in (i) advertising and marketing of $34 as a result of decreased sales in the Branded Nutraceutical Segment, (ii) commissions and license fees of $18, also as a result of decreased sales relating to these payments and (iii) an aggregate of approximately $99 in other components of our selling and administrative expenses including decreases in depreciation and amortization expenses of approximately $47.

Other income (expense), net. Other income (expense), net was approximately $545 for the nine months ended March 31, 2019 compared to $811 for the nine months ended March 31, 2018, and is composed of:

	Nine months ended
	March 31,
	2019	2018
	(dollars in thousands)
Interest expense	$(586)	$(694)
Change in fair value of derivative liabilities	9	121
Impairment on investment in iBio, Inc.	-	(251)
Other income, net	32	13
Other income (expense), net	$(545)	$(811)

During the nine month period ended March 31, 2019, the derivative liability was extinguished, resulting in the carrying value as of June 30, 2018 of $9 to be compared to a value of $0 as of March 31, 2019, as the related derivative liability is no longer outstanding, resulting in a change of $9 for the nine months ended March 31, 2019.

The change in fair value of derivative liabilities in the nine months ended March 31, 2018 was mainly the result of the decreased closing trading price of the Company's stock, as traded on the OTC Bulletin Board, from $0.19 as of June 30, 2017 to $0.17 as of March 31, 2018 and the change in the volatility of the closing trading price of our common stock from 98.11% as of June 30, 2017 to 110.80% as of March 31, 2018. The closing trading price and the volatility of the closing trading price of our common stock are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.

In the nine months ended March 31, 2018 we determined that there was an impairment on the carrying value of our investment in iBio, Inc. in the amount of approximately $251 resulting from the decline in the closing trading price of their common stock on the NYSE American Exchange for the nine month period ended March 31, 2018 from $0.39 per share as of June 30, 2017 to $0.18 per share as of December 31, 2017.  There was no such impairment in the three month period ended March 31, 2018.

Our interest expense for the nine months ended March 31, 2019 decreased by $108 from the nine month period ended March 31, 2018, primarily as the result of CD Financial exercising its conversion right to convert the $5,350 CD Convertible Note to equity on July 24, 2018, an interest savings of $223, offset in part, by the adoption of ASU 2016-02 on July 1, 2018, which classifies a portion of the operating lease payments as interest. Accordingly, in the nine month period ended March 31, 2019, we incurred an interest cost of $103 on our operating lease liabilities.

Federal and state income tax (benefit) expense, net. For the nine months ended March 31, 2019 and 2018, we had state income tax expense, net of approximately $216 and $111, respectively and deferred federal income tax expense of $41 and $286 in the nine months ended March 31, 2019 and 2018, respectively.

The increase in state income tax expense of $105 is the result of the increased net income for MDC and the decrease in the federal income tax expense of $245 is the result of the one-time charge for the change in the effective federal tax rate from 34% as of December 31, 2017 to 21% as of January 1, 2018 which resulted in a decrease to our deferred tax assets of $263 offset by a current federal tax benefit of approximately $24 in the nine month period ended March 31, 2018 with no such rate change in the nine month period ended March 31, 2019.

We continue to maintain a reserve on our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income (loss). Our net income for the nine months ended March 31, 2019 was $1,328 compared to a net loss of $139 in the nine months ended March 31, 2018, a change of $1,467. The change in net income was primarily the result of increased operating income of $1,121 and decreases in other expenses of $266 and in federal and state income taxes of $140.

For the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Sales, net. Sales, net, for the three months ended March 31, 2019 and 2018 were $14,088 and $10,575, respectively, an increase of 33.2%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2019	2018	2019 vs 2018	2019 vs 2018
	(amounts in thousands)
Contract Manufacturing:
US Customers	$11,913	$9,333	$2,580	27.6%
International Customers	1,875	879	996	113.3%
Net sales, Contract Manufacturing	13,788	10,212	3,576	35.0%

Branded Nutraceutical Products:
US Customers	14	-	15	100.0%
International Customers	3	9	(7)	(66.7% )
Net sales, Branded Nutraceutical Products	17	9	8	88.9%

Other Nutraceuticals:
US Customers	283	351	(68)	(19.4% )
International Customers	-	3	(3)	(100.0% )
Net sales, Other Nutraceuticals	283	354	(71)	(20.1% )

Total net sales	$14,088	$10,575	$3,513	33.2%

For the three months ended March 31, 2019 and 2018 a significant portion of our consolidated net sales, approximately 92% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 72% and 22% in the three months ended March 31, 2019 and 74% and 21% in the three months ended March 31, 2018, respectively, of our Contract Manufacturing Segment’s net sales. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $3,513 was primarily the result of net sales increasing in our Contract Manufacturing Segment of $3,577 primarily due to increased sales volumes to our major customers, Life Extension of approximately $2,341 and Herbalife of approximately $993, in the three months ended March 31, 2019, compared to the comparable prior period.

Cost of sales. Cost of sales increased by $2,889, approximately 32%, to $11,995 for the three months ended March 31, 2019, as compared to $9,106 for the three months ended March 31, 2018. Cost of sales decreased as a percentage of sales to 85.1% for the three months ended March 31, 2019 as compared to 86.1% for the three months ended March 31, 2018. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 33%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each of the other two segments.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $47 in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, approximately 6%. As a percentage of sales, net, selling and administrative expenses were approximately 6% and 8% for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to an increase in salaries and employees benefits of approximately $86, as the result of replacing an administrative staff with a higher paid individual; offset, in part, by decreases of approximately $24 in amortization as the result of intangible assets being fully amortized in October 2018 and $23 in advertising and marketing expenses as a result of lower sales in the Branded Nutraceutical Segment. No other expense within our selling and administrative expenses changed by more than $10.

Other income (expense), net. Other income (expense), net was approximately $171 and $169 for the three months ended March 31, 2019 and 2018, respectively, and is composed of:

	Three months ended
	March 31,
	2019	2018
	(dollars in thousands)
Interest expense	$(196)	$(232)
Change in fair value of derivative instruments	-	54
Other income, net	25	9
Other income (expense), net	$(171)	$(169)

The variance in the change in fair value of derivative liabilities from the three months ended March 31, 2018 to the three months ended March 31, 2019 was the result of the extinguishment of the derivative instrument upon the conversion of the related debt to common stock in July 2018 (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

Our interest expense for the three months ended March 31, 2019 decreased by $36 from the three month period ended March 31, 2018, primarily as the result of CD Financial exercising its conversion right to convert the $5,350 CD Convertible Note to equity on July 24, 2018 (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), an interest savings of $80. This decrease was offset in part, by increased amounts outstanding under our revolving credit facility along with increased interest rates on the senior debt of 1.0% from March 31, 2018 to March 31, 2019 coupled with the adoption of ASU 2016-02 on July 1, 2018, which classifies a portion of the operating lease payments as interest. Accordingly, in the three month period ended March 31, 2019, we incurred additional interest cost on our senior debt of $11 and an interest cost of $33 on our operating lease liabilities.

Federal and state income tax, net. For the three months ended March 31, 2019 and 2018, we had state income tax expense of approximately $115 and $67, respectively, and federal income tax expense of $29 and $36, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized. The state tax expense is the result of MDC using all of its state net operating losses in the fiscal year ended 2013 tax period. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

The increase in state income tax expense of $48 is the result of the increased net income for MDC and the decrease in the federal income tax expense of $7 is the result of the release of valuation allowances on the deferred tax asset relating to the net operating losses available for use on our consolidated federal tax return.

Net income. We had net income for the three months ended March 31, 2019 and 2018 of approximately $923 and $388, respectively. The increase in net income of approximately $535, is primarily the result of increased operating income of $576 and federal and state income taxes, net of $40 and a decrease in other expenses of $2.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the nine months ended
	March 31,
	2019	2018
	(dollars in thousands)

Net cash (used in) provided by operating activities	$(299)	$1,343
Net cash used in investing activities	$(358)	$(210)
Net cash provided by (used in) financing activities	$860	$(1,203)

Cash at end of period	$431	$62

At March 31, 2019, our working capital was approximately $1,913 and at June 30, 2018, we had a working capital deficit of $4,026. The increase of $4,196 in our current assets and a decrease in our current liabilities of $1,743, resulted in a net increase in our working capital of $5,939 since June 30, 2018. The decrease in the current liabilities was primarily the result of $5,269 of the CD Convertible Note, classified as current due to the receipt of a conversion notice in July 2018, and the subsequent conversion of the entire CD Convertible Note to common shares of the Company at $0.65 per share on July 31, 2018.

Operating Activities

Net cash used in operating activities of $299 in the nine months ended March 31, 2019, includes net income of approximately $1,328. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $1,660. Net cash used in our operations in the nine months ended March 31, 2019 from our working capital assets and liabilities in the amount of approximately $1,959 was primarily the result of cash used in our accounts receivable of $1,160 and inventories of $2,807 offset, in part, with an aggregate increase in accounts payable, accrued expenses and other liabilities of $2,041.

Net cash provided by operating activities of $1,343 in the nine months ended March 31, 2018, includes a net loss of approximately $139. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities, the adjusted cash provided from operations before the effect of the changes in working capital components was $631. Cash was provided by operations from our working capital assets and liabilities in the amount of approximately $712 and was primarily the result of a net increase in accounts payable and accrued expenses and other liabilities of approximately $776 adn a decrease in accounts receivable of $822, offset, in part, by an increase in inventories of $910.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2019 and 2018, of approximately $358 and $210, respectively, was used primarily for the purchase of machinery and equipment of $350 and $216, respectively.

Financing Activities

Cash provided by financing activities was approximately $860 for the nine months ended March 31, 2019, and was from advances under our revolving credit facility of $35,574 and proceeds from a sales/lease back arrangement in the amount of $233, offset in part, by repayments of advances under our revolving credit facility of $34,322, principal payments under our term notes in the amount of $475 and payments under capitalized lease obligations of $174.

Cash used in financing activities was approximately $1,203 for the nine months ended March 31, 2018, and was from $30,123of advances under our revolving credit facility and $143 in proceeds received in a sales-lease back financing for machinery and equipment in our Contract Manufacturing Segment, offset in part, by repayments of advances under our revolving credit facility of $30,480 and repayments of principal under our term notes in the amount of $814.

As of March 31, 2019, we had cash of $431, funds available under our revolving credit facility of approximately $1,787 and working capital of approximately $1,913. Our working capital includes $6,147 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $2,130 in the nine months ended March 31, 2019 and going forward we will have an annual interest cost savings of approximately $321 as a result of the conversion of the CD Convertible Note into equity at the election of CD Financial in July 2018. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending May 15, 2020.

Our total annual commitments at March 31, 2019 for long term non-cancelable leases of approximately $604 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2019 and 2018 were approximately $351 and $258 ($38 financed with capitalized lease obligations), respectively.  The Company has budgeted approximately $500 for capital expenditures for fiscal year 2019. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2019, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our registered equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

On May 15, 2019, we amended the maturity date of our Senior Credit Facility from February 19, 2020 to May 15, 2024 and paid off in full Related Party Debt that was set to mature on February 29, 2020 in the aggregate amount of $2,400 using proceeds from the Amended Loan Agreement with PNC Bank.  See Note 4 to the condensed financial statements included in this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

(a)     Exhibits

Exhibit

Number

10.1	Second Amendment to Revolving Credit, Tem Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association.
10.2	Second Amended and Restated Term Note dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association.
31.1	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101

The following unaudited financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, (iii) Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the nine months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 15, 2019	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: May 15, 2019	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President