Form 10-K
period 2019-06-30
INTEGRATED BIOPHARMA INC
filed 2019-08-29
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2019
☐ Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act Of 1934
For the transition period from to

Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes | |	No | X |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes | |	No | X |

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes | X |	No | |

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Yes | X |	No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer | |	Accelerated Filer | |	Non-accelerated Filer | X |	Emerging Growth Company | |	Smaller reporting company | X |

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | |	No | X |

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2018 was $1,369,044.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 29, 2019
Common Stock, $.002 par value	29,565,943 Shares

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, Green Envy, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (iv) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.

Significant Revenues from Major Customers

For each of the fiscal years ended June 30, 2019 and 2018, a significant portion of our consolidated net sales, approximately 91%, were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife Nutrition LTD (“Herbalife”), both customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 69% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in each of the fiscal years ended June 30, 2019 and 2018. Innophos and Nature's Own Nutrition, a UK-based company, (customers of our Other Nutraceutical Businesses), while not significant customers of our consolidated net sales, represented approximately 15% and 10% and 12% and 5% respectively, of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2019 and 2018, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Raw Materials

The principal raw materials used in the manufacturing process in the Company’s business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, vegtable and gelatin capsules, coating materials, organic and natural fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The vegtable and gelatin capsules, coating materials and packaging materials are similarly widely available. The Company generally purchases its raw materials, on a purchase order basis, without long-term commitments in each of its operating segments.

Development and Supply Agreement

Effective July 15, 2009, the Company entered into development and supply agreements with Herbalife International of America, Inc. and Herbalife International of Luxembourg S.à.R.L, subsidiaries of Herbalife, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. This agreement was amended on May 14, 2019 to extend the term through December 31, 2021. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any.  In its ordinary course of business, the Company has similar agreements with other customers in connection with its contract manufacturing business.

Seasonality

The nutraceutical business tends to be seasonal. We have found that in our first fiscal quarter ending on September 30th of each year, orders for our branded proprietary nutraceutical products usually slow (absent the addition of new customers or a new product launch with a significant first-time order), as buyers in various markets may have purchased sufficient inventory to carry them through the summer months. Conversely, in our second fiscal quarter, ending on December 31st of each year, orders for our products increase as the demand for our branded nutraceutical products, as well as sales orders from our customers in our contract manufacturing segment, seem to increase in late December to early January as consumers become health conscious as they enter the new year.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2019 and 2018.

Employees

As of August 29, 2019, we had approximately 137 full time employees of whom 99 are members of the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 31, 2022. The remaining 38 employees not covered by a collective bargaining agreement consisted of approximately 16 administrative and professional personnel, 12 laboratory personnel, 4 sales and marketing personnel and 6 production and shipping personnel. We consider our relations with our employees to be good.

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

225 Long Avenue, Bldg. 15

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

We currently have (i) $11.6 million in senior secured financing ( the “Senior Credit Facility”) under the Loan Agreement, dated as of June 27, 2012 and as amended on May 15, 2019 (the "Amended Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp. (“IHT Properties”), and Vitamin Factory (collectively, the “Borrowers”) and PNC Bank, National Association ("PNC"), (ii) $0.3 million in capitalized lease obligations.

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

There are various financial covenants and other restrictions in the Senior Credit Facility. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under the Senior Credit Facility may also significantly affect our ability to obtain additional or alternative financing. For example, PNC's ongoing obligation to extend credit under the Amended Loan Agreement is dependent upon our compliance with these covenants and restrictions.

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

A significant portion of our revenues are concentrated among four customers, Life Extension, Herbalife (customers in our Contract Manufacturing Segment), Innophos and Nature's Own Nutrition, a UK-based company (customers of our Other Nutraceutical Businesses Segment). For each of the fiscal years ended June 30, 2019 and 2018, approximately 91% of our consolidated net sales were derived from the two major customers in our Contract Manufacturing Segment.  The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

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

We presently are dependent upon the executive abilities of our Chairman of the Board, E. Gerald Kay, our Co-Chief Executive Officers, Christina Kay and Riva Sheppard, and our Chief Financial Officer, Dina L. Masi. Our business and operations to date chiefly have been implemented under the direction of these individuals, who presently are, and in the future will be, responsible for the implementation of our anticipated plans and programs. The loss or unavailability of the services of one or more of our principal executives would have an adverse effect on us. We may encounter difficulty in our ability to recruit and ultimately hire any replacement or additional executive officers having similar background, experience and qualifications as those of our current executive officers.

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

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2019 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities owned, in whole or in part, by members of the family of our Chairman and our Co-Chief Executive Officers and other of our significant shareholders and/or directors, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our Executive Officers and Directors beneficially own collectively approximately 71% of our outstanding shares of common stock as of August 29, 2019. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

The principal raw materials used in the manufacturing process in the Company’s nutraceutical business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, vegetable and gelatin capsules, coating materials, fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The vegtable and gelatin capsules, coating materials and packaging materials are similarly widely available. We generally purchase our raw materials, on a purchase order basis, without long-term commitments.

We have one principal supplier for our Other Nutraceutical Businesses segment, DSM Nutritional Products LLC and several suppliers in our Contract Manufacturing Segment. If we are unable to maintain our relationships with our suppliers, we may not be able to find alternate sourcing of our raw materials or at the same pricing that we receive from our current suppliers and/or quickly enough to make timely shipments to our customers. This could decrease our sales and/or increase our cost of sales.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc. Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Warehouse and office facilities are leased from Vitamin Realty Associates, LLC. (“Vitamin Realty”). On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of the lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. Also on January 5, 2012, AgroLabs, a wholly-owned subsidiary of the Company, entered into a lease agreement with Vitamin Realty (the “AgroLabs Lease”) for an additional 2,700 square feet of warehouse space in Hillside, New Jersey. The term of this lease was originally to expire on January 31, 2019, however, this lease was amended on May 19, 2014 to extend the term thereof to January 1, 2024. These facilities are leased from Vitamin Realty, which is 100% owned by our Chairman of the Board and major stockholder of the Company and our Co-Chief Executive Officers who are also directors of the Company. The Second Lease Amendment provides for minimum annual rental payments of $533,000, plus increases in real estate taxes and building operating expenses and the AgroLabs Lease provides for minimum annual lease payments of $27,000 with annual increases plus the proportionate share of operating expenses.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for MDC’s tablet and capsule manufacturing operations.

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida. On November 14, 2018, AgroLabs renewed this lease with minimum annual payments of approximately $24,600. This renewed lease will expire in February 2020.

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

Item 4. Mine Safety Disclosure

Not Applicable.

    PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol INBP.OB.

Set forth below are the high and low bid quotation of the Company’s common stock as quoted on the OTC Bulletin Board, for each of the fiscal quarters in the fiscal years ended June 30, 2019 and 2018. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED JUNE 30, 2018
First Quarter	$0.210	$0.170
Second Quarter	$0.200	$0.125
Third Quarter	$0.151	$0.100
Fourth Quarter	$0.160	$0.110
FISCAL YEAR ENDED JUNE 30, 2019
First Quarter	$0.155	$0.122
Second Quarter	$0.130	$0.101
Third Quarter	$0.120	$0.100
Fourth Quarter	$0.215	$0.103

Holders

As of June 30, 2019, there were approximately 64 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2019 and 2018, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2019, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	3,761,500	$0.16	7,873,169
Equity compensation plans not approved by security holders	-	-	-
Totals	3,761,500	$0.16	7,873,169

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2019, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our common stock or other securities.

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

Factors that could cause demand to be different from our expectations include: customer acceptance of our products and our competitors’ products; changes in customer order patterns, including order returns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our products.

We believe that we have the product offerings, established and developing business relationships, facilities, personnel, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.

In the fiscal year ended June 30, 2019, our net sales from operations increased by $6,267 to approximately $49,977 from approximately $43,710 in the fiscal year ended June 30, 2018.  In the fiscal year ended June 30, 2019, our gross profit increased by approximately $1,234 to $6,222 from approximately $4,988 for the fiscal year ended June 30, 2018.  Our profit margins increased by 1.0% in the fiscal year ended June 30, 2019, from 11.4% to 12.4% primarily as a result of the increased sales volume in the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 coupled with increased sales dollars used to offset the fixed manufacturing overhead costs.  We had consolidated selling and administrative expenses of approximately $3,518 and $3,294 in the fiscal years ended June 30, 2019 and 2018, respectively.  The increase in the consolidated selling and administrative expenses of $224 was primarily from higher salary and benefit costs for the year from a shift in our headcount and general increases in wages and employee benefits.  In the fiscal years ended June 30, 2019 and 2018, we had operating income of approximately $2,704 and $1,694, respectively.

Our revenue from our two significant customers in our Contract Manufacturing Segment is dependent on their demand within their respective distribution channels for the products we manufacture for them.  As in any competitive market, our ability to match or beat other contract manufacturers pricing for the same items may also alter our outlook and the ability to maintain or increase revenues.  We will continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales and expanding our customer base.

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

Trade Marketing and Merchandising

In order to support the Company’s proprietary nutraceutical product lines, various promotional activities are conducted through the retail trade, distributors or directly with consumers, including in-store display and product placement programs, feature price discounts, coupons, and other similar activities. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these promotional programs based on estimates of what will be redeemed by the retail trade, distributors, or consumers. These estimates are made using various techniques, including historical data on performance of similar promotional programs. Differences between estimated expense and actual performance are generally not material and are recognized as a change in management’s estimate in a subsequent period. Our total promotional expenditures, including amounts classified as a reduction of net sales, represent less than 1% of consolidated net sales in the financial statements contained in this Annual Report on Form 10-K, for each of the fiscal years ended June 30, 2019 and 2018.

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

We record impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified in the fiscal years ended June 30, 2019 or 2018.

Income Taxes

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating losses and tax credit carry-forwards.  The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company reduces deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that these benefits will not be realized.

The Company uses a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Revenue Recognition

The Company recognizes product sales revenue, the prices of which are fixed and determinable, when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, charge-backs and other sales allowances are reasonably determinable, and when collectability is reasonably assured. Accruals for these items are presented in the consolidated financial statements as reductions to sales. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, charge-backs and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among our products and valuation and/or charge off of slow moving, expired or obsolete inventories. To perform revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps:

●	identification of the promised goods or services in the contract;
●	determination of whether the promised goods or serves are performance obligations including whether they are distinct in the context of the contract;
●	measurement of the transaction price, including the constraint on variable consideration;
●	allocation of the transaction price to the performance obligations based on estimated selling prices; and
●

recognition of revenue when (or as) the Company satisfies each performance obligation.  A performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account in ASC 606.

 Results of Operations (in thousands, except share and per share amounts)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2019	2018

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	87.6%	88.6%
Selling and administrative	7.0%	7.5%
Total costs and expenses	94.6%	96.1%
Income from operations	5.4%	3.9%

Other expense, net:
Interest expense	(1.3% )	(2.1% )
Other income (expense):
Change in fair value of derivative instruments	0.0%	1.1%
Unrealized loss on invesment in iBio, Inc.	(0.0% )	-
Impairment charge on investment in iBio, Inc.	-	(0.8% )
Other (expense) income, net	(0.0% )	0.2%
Total other income	(0.0% )	0.5%
Total other expense, net	(1.3% )	(1.6% )
Income before income taxes	4.1%	2.3%

Federal and state income tax expense, net	0.7%	0.7%

Net income	3.4%	1.6%

 Year ended June 30, 2019 Compared to the Year ended June 30, 2018

Sales, net. Net sales for the fiscal year ended June 30, 2019 and 2018 were $49,977 and $43,710, respectively, an increase of $6,267 or 14.3%. The increase is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2019	2018	2019 vs 2018	2019 vs 2018
	(dollars in thousands)
Contract Manufacturing:
US Customers	$41,817	$35,803	$6,014	16.8%
International Customers	6,625	6,279	346	5.5%
Net sales, Contract Manufacturing	48,442	42,082	6,360	15.1%

Branded Nutraceutical Products:
US Customers	137	204	(67)	(32.8% )
International Customers	22	48	(26)	(54.2% )
Net sales, Branded Nutraceutical Products	159	252	(93)	(36.9% )

Other Nutraceuticals:
US Customers	1,216	1,229	(13)	(1.1% )
International Customers	160	147	13	8.8%
Net sales, Other Nutraceuticals	1,376	1,376	-	0.0%

Total net sales	$49,977	$43,710	$6,267	14.3%

For each of the fiscal years ended June 30, 2019 and 2018, a significant portion of our consolidated net sales, approximately 91%, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 69% and 26% of our Contract Manufacturing Segment’s net sales in the each of the fiscal years ended June 30, 2019 and 2018. Innophos and Nature's Own Nutrition, a UK-based Company, (customers of our Other Nutraceutical Businesses), while not significant customers of our consolidated net sales, represented approximately 15% and 10% and 12% and 5% respectively, of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2019 and 2018, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $6,267 was primarily the result of:

●

Net sales increased in our Contract Manufacturing Segment by approximately $6,360 which was primarily due to increased sales volumes to each of our major customers, Life Extension and Herbalife, in the amounts of $4,388 and $1,618, respectively, in the fiscal year ended June 30, 2019, compared to the comparable prior year.

●

Net sales in our Branded Nutraceutical Segment decreased by approximately $93 in the fiscal year ended June 30, 2019, compared to the fiscal year ended June 30, 2018.  The decrease in the Branded Nutraceutical Segment was primarily the result of decreased sales to Costco Wholesale Corporation (“Costco”) in the amount of $85.  The Costco decrease was the result of discontinuing sales of Green Envy products on Costco’s Canada website. This decision was made due to the strong U.S. Dollar compared to the Canadian Dollar and the decline in sales.

Cost of sales. Cost of sales increased by $5,033 to $43,755 for the fiscal year ended June 30, 2019, as compared to $38,722 for the fiscal year ended June 30, 2018, an increase of approximately 13%. Cost of sales as a percentage of sales was approximately 88% and 89% for the fiscal years ended June 30, 2019 and 2018, respectively. The increase in the cost of goods sold amount of approximately 13% is consistent with the increase in net sales of approximately 14%.

The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead.  There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $224 or approximately 6.8% in the fiscal year ended June 30, 2019 as compared to the fiscal year ended June 30, 2018. As a percentage of sales, net, selling and administrative expenses were approximately 7.0% and 7.5% for the fiscal year ended June 30, 2019 and 2018, respectively. The increase was primarily from increases (i) in salaries and employees benefits of approximately $224, as the result of: (a) replacing our headcount with higher salaried employees, net of a pay structure change for the sales staff and to a lesser degree salary increases ($131) and (b) an increase in employee benefits due to the change in personnel and an increase in premiums ($94); (ii) an increase in employee stock compensation expense as a result of issuing stock options in May 2019 with immediate vesting for a portion of the option grant ($131); and (iii) in professional and consulting fees of approximately $37 primarily as the result of outsourcing our information technology function beginning in April 2018 and increased legal expenses for our SEC filings.  These increases were offset by decreases in (i) advertising and marketing expenses of $24 as a result of decreased sales in the Branded Nutraceutical Segment, (ii) insurance costs of $20 as a result of a shift in allocation of insurance to cost of goods sold for increased percentage of sales in the Contract Manufacturing Segment and (iii) other components of our selling and administrative expenses in an aggregate of approximately $125, including decreases in depreciation and amortization expenses of approximately $69

Other expense, net. Other expense, net was approximately $662 for the fiscal year ended June 30, 2019 compared to $689 for the fiscal year ended June 30, 2018, and is composed of:

	Fiscal Year Ended
	June 30,
	2019	2018
	(dollars in thousands)
Interest expense	$(630)	$(926)
Other income (expense):
Change in fair value of derivative liability	9	494
Unrealized loss/Impairment charge on investment in iBio, Inc., respectively	(23)	(358)
Other income, net	(18)	101
Total other income (expense), net	(32)	237
Other expense, net	$(662)	$(689)

Our interest expense for the fiscal year ended June 30, 2019, was approximately $296 less than the fiscal year ended June 30, 2018. The decrease in interest expense for the fiscal year ended June 30, 2019 from June 30, 2018 was primarily as the result of CD Financial exercising its right to convert the $5,350 CD Convertible Note to equity on July 24, 2018, an interest savings of $315 offset, in part, by an increase of $83 in our Senior Debt as a result of higher average outstanding balances from the increase in operating expenses, including cost of sales (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).

In the fiscal year ended June 30, 2019, the derivative liability was extinguished, resulting in the carrying value of $0 as of June 30, 2019, as compared to the carrying value of $9 in the fiscal year ended June 30, 2018, as the related derivative liability is no longer outstanding, resulting in a change of $9 for the fiscal year ended June 30, 2019.

The variance in the change in fair value of derivative liability from the fiscal year ended June 30, 2017 to the fiscal year ended June 30, 2018 of $494 was mainly the result of the change in the volatility of the closing trading price of our common stock, as traded on the OTC Bulletin Board, from 98.11% as of June 30, 2017 to 51.30% as of June 30, 2018 and the decreased closing trading price of our common stock from $0.19 as of June 30, 2017 to $0.15 as of June 30, 2018. The volatility of the closing trading price of our common stock and the closing trading price are two of the variables used to calculate the estimated fair value of our derivative liabilities associated with the underlying derivative instrument.

In the fiscal year ended June 30, 2019, we recognized an unrealized loss of $23 in the investment in iBio, Inc. resulting from the change in the stock price as of June 30, 2018 to June 30, 2019. We did not sell any shares owned in the fiscal year ended June 30, 2019.

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

In the fiscal years ended June 30, 2019 and 2018, we had earned income of $79 and $8, respectively from providing back office and operational support for unrelated entities that sell consumer products through retail and internet based outlets. The balance of other income in the fiscal year ended June 30, 2018 was primarily from gains of (i) $88 from the investment in AgroSport LLC ("AGS") recognized on the exchange of certain assets relating to the contribution by AgroLabs of the AgroSport product line to AGS for a 33 1/3 percent interest in AGS and (ii) $5 from the disposal of fixed assets. In the fiscal year ended June 30, 2019, we recognized a loss of approximately $97 on this investment as AGS was not successful at implementing its business plan and currently has no products to sell or launch in the near future.

Federal and state income tax, net. For the fiscal years ended June 30, 2019 and 2018, we had a current state tax expense of approximately $287 and $170, respectively. In the fiscal year ended June 30, 2019, we had federal alternative minimum taxes of approximately $36 and a net deferred income tax expense of approximately $31, resulting in a net income tax expense of $354.

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

The increase in the state tax expense from 2018 to 2019 was the result of increased taxable income for MDC, all of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes. The fiscal year ended June 30, 2018 federal income tax expense includes a one-time charge for the change in the effective federal tax rate from 34% as of December 31, 2017 to 21% as of January 1, 2018 and other tax changes as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, which resulted in a net decrease to our deferred tax assets of $202.

Net income. Our net income for the fiscal year ended June 30, 2019 and 2018 was approximately $1,688 and $679, respectively. The increase of approximately $1,009 was primarily the result of increased operating income of $1,010.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

	For the fiscal year ended June 30,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$328	$1,168
Net cash used in investing activities	$(422)	$(242)
Net cash provided by (used in) financing activities	$341	$(830)
Cash at end of year	$475	$228

At June 30, 2019, and 2018, the Company had working capital of $1,726 and a working capital deficit of approximately $4,026, respectively. Our current assets increased by $1,821 and current liabilities decreased by approximately $3,827 from June 30, 2018 to June 30, 2019. The decrease in the current liabilities was the result of $5,269 of the CD Convertible Note classified as current due to the receipt of a conversion notice in July 2018 and the subsequent conversion of the entire CD Convertible Note to common shares of the Company at $0.65 on July 31, 2018 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), offset by the adoption of ASU 2016 2 Topic 842 for leases with an increase of $470 in current liabilities relating to future lease payments owed on operating leases now classified on the balance sheet and an increase in the amount outstanding under our revolving credit facility of $940.

Operating Activities

Net cash provided by operating activities of $328 in the fiscal year ended June 30, 2019 includes net income of approximately $1,688. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, release of accounts payable no longer owed and changes in the fair value of derivative liabilities and the impairment charge on our intangible assets, changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $2,758. Cash in the amount of approximately $2,430 from our working capital assets and liabilities was used in our operating activities and was primarily the result of increases in inventories of approximately $1077, accounts receivable of $593, other assets of $73 and decreases in opearting lease obligations of $454 and accounts payable and accrued expenses and other liabilities of approximately $233.

Net cash provided by operating activities of $1,168 in the fiscal year ended June 30, 2018 includes net income of approximately $679. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, release of accounts payable no longer owed and changes in the fair value of derivative liabilities and the impairment charge on our intangible assets, changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $1,215.  Cash in the amount of approximately $57 from our working capital assets and liabilities was provided from our operating activities and was primarily the result of an increases in inventories of approximately $96 and current assets of $7 and decreases in accounts payable and accrued expenses and other liabilities of approximately $126, offset by a decrease in accounts receivable of $182.

Investing Activities

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $414 and $247 in the fiscal years ended June 30, 2019 and 2018, respectively, offset in the fiscal year ended June 30, 2018 by proceeds received from the sale of fixed assets of $6, a net use of cash approximately $242. An additional use of cash in investing activities, in the fiscal years ending June 30, 2019 and 2018, was funding expenses for relating to our investment in AgroSport, LLC in the amounts of $8 and $1, respectively.

Financing Activities

Cash provided from financing activities was approximately $341 for the fiscal year ended June 30, 2019 and consists of; (i) $48,937 received from advances under our revolving credit facility; (ii) $2,400 received from amending our Term Note with PNC Bank; and (iii) $233 received from a sale leaseback transaction with First American Equipment Finance (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), offset in part by (i) repayments under our revolving credit facility of $47,997 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $3,023 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $233 under our capitalized lease obligations

Cash used in financing activities was approximately $830 for the fiscal year ended June 30, 2018 and consists of; (i) repayments under our revolving credit facility of $40,945 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $959 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $233 under our capitalized lease obligations, offset in part by $41,164 received from advances under our revolving credit facility and $143 received from a sale leaseback transaction with First American Equipment Finance (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).

As of June 30, 2019, we had cash of approximately $475, funds available under our revolving credit facility of approximately $1,530 and working capital of $1,726. Our working capital includes approximately $5,834 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K). Furthermore, we had income from operations of approximately $2,704 in the fiscal year ended June 30, 2019 and net income of approximately $1,688. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements at least through the twelve month period ending August 29, 2020.

Our total annual commitments at June 30, 2019 for long term non-cancelable leases of approximately $604 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment and office equipment.

 Capital Expenditures

The Company's capital expenditures in the fiscal years ended June 30, 2019 and 2018 were approximately $414 and $300 ($53 funded with capitalized lease financing in the fiscal year ended June 30, 2018), respectively. The Company has budgeted approximately $450 for capital expenditures for the fiscal year ending June 30, 2020. The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2019 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission from 1992. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2019.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2019.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     Exhibits and Index

(1)	A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 30 and is incorporated herein by reference.
(2)	An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc. (7)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Integrated BioPharma, Inc.(7)
3.3	By-Laws of Registrant (5)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (6)
10.1	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (2)
10.2	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB:Manhattan Drug Company, Inc. (9)
10.3	Lease Agreement, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (9)
10.3.1	Amendment of Lease Agreement, dated as of May 19, 2014, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (11)
10.4	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (8)
10.5	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (4)
10.6

Revolving Credit, Term Loan and Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (10)

10.6.1	First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (13)
10.6.2	Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (14)
10.7

Term Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $3,727,000. (10)

10.7.1

Amended and Restated Term Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $3,422,160.00. (13)

10.7.2	Second Amended and Restated Term Note dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $3,585,175. (14)
10.8

Revolving Credit Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $8,000,000. (10)

10.8.1	First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (13)
10.8.2	Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (14)
10.9	Stock Pledge Agreement, dated as of June 27, 2012, between Integrated BioPharma, Inc. and PNC Bank, National Association. (10)
10.10

Intercreditor and Subordination Agreement, dated as of June 27, 2012, between CD Financial, LLC and PNC Bank, National Association, and acknowledged by Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. (10)

10.11	Mortgage and Security Agreement, dated as of June 27, 2012, by IHT Properties Corp. in favor of PNC Bank, National Association. (10)
10.12

Environmental Indemnity Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association (10)

10.13	Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., and CD Financial, LLC. (10)
10.14

Amended and Restated Subsidiary Guarantee, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and CD Financial, LLC. (10)

10.15

Amended and Restated Convertible Secured Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $5,350,000. (10)

10.16	Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $1,714,000. (10)
10.16.1

First Amendment to Notes dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and CD Financial, LLC in the original principal amounts of $1,714,000.00 and $5,350,000.00. (13)

10.17

Promissory Note, dated as of June 27, 2012, by InB:Manhattan Drug Company, Inc. and Integrated BioPharma, Inc., and payable to the order of Vitamin Realty Associates, LLC, in the original principal amount of $685,985.61. (10)

10.17.1

First Amendment to Amended Restated Promissory Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc. and InB: Manhattan Drug Company, Inc. and Vitamin Realty Associates, LLC in the original principal amount of $685,985.61. (13)

10.18	Convertible Line of Credit Note, dated September 22, 2014, by and among INB: Manhattan Drug Company, Inc. and PNC Equipment Finance LLC in the original principal amount of $350,000 (12)
10.19	Cross Collateralization Agreement, dated September 22, 2014, by and among INB: Manhattan Drug Company, Inc., PNC Bank National Association and PNC Equipment Finance LLC (12)
10.20	Security Agreement, dated September 22, 2014 by and among INB: Manhattan Drug Company, Inc. and PNC Equipment Finance LLC (12)
10.21	Guaranty and Suretyship Agreement, dated September 30, 2014, by and among Integrated BioPharma, Inc. and PNC Equipment Finance LLC (12)
14	Code of Business Ethics (3)
21	Subsidiaries of the Registrant (15)
23.1	Consent of Independent Registered Public Accounting Firm (15)
31.1

Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15)

31.2

Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15)

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2019 and 2018, (ii) Consolidated Balance Sheets as of June 30, 2019 and 2018, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency for the fiscal years ended June 30, 2019 and 2018 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019 and 2018, and (v) the Notes to Consolidated Statements. (15)

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
(7)

Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on May 12, 2008 and to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003 filed with the SEC on September 29, 2003.

(8)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(10)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 8, 2014.
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 7, 2014.
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 19, 2016.
(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 15, 2019.
(15)	Filed herewith.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...............................................................................................................................................	32

Consolidated Statements of Operations for the fiscal years ended June 30, 2019 and 2018.............................................................................................	33

Consolidated Balance Sheets as of June 30, 2019 and 2018..............................................................................................................................................	34

Consolidated Statements of Stockholders’ Equity (Deficiency) for the fiscal years ended June 30, 2019 and 2018......................................................................	35

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2019 and 2018............................................................................................	36

Notes to Consolidated Financial Statements......................................................................................................................................................................	37

. . . . . . . .

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”), as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2009

East Hanover, New Jersey

August 29, 2019

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2019	2018

Sales, net	$49,977	$43,710

Cost of sales	43,755	38,722

Gross profit	6,222	4,988

Selling and administrative expenses	3,518	3,294

Operating income	2,704	1,694

Other income (expense), net:
Interest expense	(630)	(926)
Change in fair value of derivative liability	9	494
Unrealized loss on investment in iBio Stock	(23)	-
Impairment on investment in iBio Stock	-	(358)
Other (expense) income, net	(18)	101
Total other expense, net	(662)	(689)

Income before income taxes	2,042	1,005

Income tax expense, net	354	326

Net income	1,688	679
Expenses related to Convertible Debt - CD Financial, LLC:
Change in fair value of derivative liability	-	(494)
Interest expense, net of taxes	-	216
Amortization of prepaid financing costs, net of taxes	-	6
Accretion of Convertible debt	-	39
Diluted net income	$1,688	$446

Basic net income per common share	$0.06	$0.03

Diluted net income per common share	$0.06	$0.02

Weighted average common shares outstanding - basic	28,930,495	21,135,174
Add: Equivalent shares outstanding - stock options	656,055	951,399
Shares issuable upon conversion of Convertible Debt - CD Financial, LLC	-	8,230,769
Weighted average common shares outstanding - diluted	29,586,550	30,317,342

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2019	2018
Assets
Current Assets:
Cash	$475	$228
Accounts receivable, net	4,439	3,796
Inventories	8,819	7,741
Other current assets	346	493
Total current assets	14,079	12,258

Property and equipment, net	1,778	1,651
Operating lease right-of-use assets (includes $3,236 with a related party)	3,284	-
Deferred tax assets, net	534	567
Security deposits and other assets	115	92
Total Assets	$19,790	$14,568

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$5,834	$4,894
Accounts payable (includes $67 and $141 due to a related party)	3,855	4,184
Accrued expenses and other current liabilities	1,147	1,060
Current portion of long term debt, net	1,047	773
Current portion of operating lease liabilities (includes $450 due to a related party)	470	-
Current portion - Subordinated convertible note, net - CD Financial, LLC	-	5,269
Total current liabilities	12,353	16,180

Long term debt, net	2,722	3,624
Operating lease liabilities (includes $2,793 due to a related party)	2,822	-
Total Liabilities	17,897	19,804

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,600,843 and 21,170,074 shares issued; and
29,565,943 and 21,135,174 shares outstanding	59	42
Additional paid-in-capital	50,197	44,773
Accumulated deficit	(48,264)	(49,952)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity (Deficiency)	1,893	(5,236)
Total Liabilities and Stockholders' Equity/Deficiency	$19,790	$14,568

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional		Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in- Capital	Accumulated Deficit	Shares	Cost	(Deficiency) Equity

Balance, July 1, 2017	21,170,074	$42	$44,759	$(50,631)	34,900	$(99)	$(5,929)

Compensation expense for employee stock options	-	-	14	-	-	-	14
Net income	-	-	-	679	-	-	679
Balance, June 30, 2018	21,170,074	42	44,773	(49,952)	34,900	(99)	(5,236)

Compensation expense for employee stock options	-	-	144	-	-	-	144
Shares issued upon conversion of
CD Financial, LLC Convertible Note, net	8,230,769	17	5,256	-	-	-	5,273
Shares issued upon exercise of stock options	200,000	-	24	-	-	-	24
Net income	-	-	-	1,688	-	-	1,688
Balance, June 30, 2019	29,600,843	$59	$50,197	$(48,264)	34,900	$(99)	$1,893

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2019	2018
Cash flows from operating activities:
Net income	$1,688	$679
Adjustments to reconcile net income to net cash from operating activities:
Amortization of operating lease right-of-use assets	453	-
Depreciation and amortization	321	348
Deferred income taxes	33	256
Change in fair value of derivative liability	(9)	(494)
Accretion of financing instruments and amortization of prepaid financing costs	58	105
Compensation expense on employee stock options	144	14
Unrealized loss on investment in iBio, Inc.	23	-
Impairment charge on investment in iBio, Inc.	-	358
Non cash loss (gain) on AgroSport LLC investment	97	(88)
Allowance for doubtful accounts	(50)	42
Gain on disposal of fixed assets	-	(5)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(593)	182
Inventories	(1,077)	(96)
Prepaid expenses and other assets	(73)	(7)
(Decrease) increase in:
Operating lease liabilities	(454)	-
Accounts payable	(329)	7
Accrued expenses and other current liabilities	96	(133)
Net cash provided by operating activities	328	1,168

Cash flows from investing activities:
Purchase of property and equipment	(414)	(247)
Proceeds from sale of fixed assets	-	6
Investment in AgroSport LLC	(8)	(1)
Net cash used in investing activities	(422)	(242)

Cash flows from financing activities:
Advances under revolving credit facility	48,937	41,164
Repayments of advances under revolving credit facility	(47,997)	(40,945)
Proceeds from issuance of note payable	2,400	-
Proceeds from sale/lease back	233	143
Proceeds from exercises of stock options	24	-
Repayments under term notes payable	(3,023)	(959)
Repayments under capitalized lease obligations	(233)	(233)
Net cash provided by (used in) financing activities	341	(830)

Net increase in cash	247	96
Cash at beginning of fiscal year	228	132
Cash at end of fiscal year	$475	$228

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$629	$800
Income taxes	$264	$221
Supplemental disclosures of non-cash transactions:
Accretion of discount on Convertible Note Payable	$3	$39
Financing on capitalized lease obligations	$-	$53

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers, under the following brands: Peaceful Sleep, Green Envy, FiberCal, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfillment services and (iv) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.

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

Revenue Recognition. The Company recognizes product sales revenue, the prices of which are fixed and determinable, when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, charge-backs and other sales allowances are reasonably determinable, and when collectability is reasonably assured. Accruals for these items are presented in the consolidated financial statements as reductions to sales. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, charge-backs and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among our products and valuation and/or charge off of slow moving, expired or obsolete inventories.  To perform revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps:

●	identification of the promised goods or services in the contract;
●	determination of whether the promised goods or serves are performance obligations including whether they are distinct in the context of the contract;
●	measurement of the transaction price, including the constraint on variable consideration;
●	allocation of the transaction price to the performance obligations based on estimated selling prices; and
●

recognition of revenue when (or as) the Company satisfies each performance obligation.  A performance obligation is a promise to transfer a distinct good or service to the customer and is the unit of account in ASC 606.

Shipping and Handling Costs. Shipping and handling costs were approximately $205 and $207 for the fiscal years ended June 30, 2019 and 2018, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

Advertising. Advertising costs are expensed as incurred. Advertising expense was approximately $6 and $17 for the fiscal years ended June 30, 2019 and 2018, respectively.

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

The Company files a U.S. federal income tax return as well as returns for various states.  The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities, except for the State of New Jersey tax filings for MDC which were reviewed by the State of New Jersey for the then open tax periods of 2014 through 2017 and resulted in an adjustment of approximately $23 for all periods reviewed and included in the income tax provision in the fiscal year ended June 30, 2019. Uncertain tax positions, if any, taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2019 or 2018.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2019 and 2018 was $84 and $134, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified or recorded in the fiscal years ended June 30, 2019 and 2018 on the Company’s other intangible assets.

Investment in iBio, Inc.  Prior to the adoption of ASU 2016-01 on July 1, 2018, the Company accounted for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviewed its investment in iBio for impairment and recorded a loss when there was deemed to be a permanent impairment of the investment.  To date, there were cumulative impairment charges of approximately $2,562 and as of June 30, 2019, an unrealized loss of approximately $23.  The market value of the iBio Stock as of June 30, 2019 and 2018, was approximately $84 and $107, respectively, based on the trade price at the close of trading on June 30, 2019 and 2018, respectively.  The investment in iBio is included in other current assets in the consolidated balance sheets as of June 30, 2019 and 2018 at the respective market values.

Investment in AgroSport LLC.  The Company accounts for its investment in AgroSport LLC (“AGS”) on the equity method. On June 1, 2018, AgroLabs contributed the AgroSport product line to AGS in exchange for a one third interest in AGS. The contribution included the website, www.agrosport.com, all trademarks and all other intangible assets associated with the AgroSport product line and a future capital contribution commitment of $10. The equity basis value of AgroSport was $0 and $89, as of June 30, 2019 and 2018, respectively and is included in other current assets.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements.  This new guidance was effective for the Company beginning on July 1, 2018, and Note 13 provides the related disaggregated revenue disclosures.  The adoption of this standard using the modified retrospective approach did not have a material impact on the Company’s revenue recognition accounting policy or its Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall, (Subtopic 825-10) “Recognition and Measurement of Financial Assets and Financial Liabilities”, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  Under this guidance, companies have to measure equity investments, except those accounted for under the equity method, at fair value and recognize changes in fair value in net income. The adoption of this standard on July 1, 2018, by Company did not have a material effect on its Consolidated Financial Statements.

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

Adoption of this standard resulted in the recognition of additional ROU assets and lease liabilities for operating leases and had the following impact to the reported results as of July 1, 2018 on our consolidated financial statements:

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

In August, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance was effective for the Company on July 1, 2018 and did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

In October, 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the requirement to defer recognition of income taxes on intra-entity transfers until the asset is sold to an outside party. The new guidance requires the recognition of current and deferred income taxes on intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. The guidance is effective for the Company on July 1, 2019 and early adoption is permitted. The standard requires a “modified retrospective” adoption, meaning the standard is applied through a cumulative adjustment in retained earnings as of the beginning of the period of adoption. This new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features.  The amendments are effective for the Company on July 1, 2019 for the fiscal year ended June 30, 2020, and the interim periods within it.  Early adoption was available.  The Company is not expecting a material impact on the Company’s Consolidated Financial Statements.

On August 28, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for all entities with fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The Company is currently evaluating the impact of adopting this standard.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to accounts receivable. The guidance will be effective for the fiscal year beginning on January 1, 2020, including interim periods within that year. The Company is currently evaluating the impact of adopting this standard.

In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on and instrument by instrument basis. The guidance will be effective for the fiscal year beginning after December 15, 2019, including interim periods within that year. The Company is currently evaluating the impact of adopting this standard.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	June 30,
	2019	2018

Raw materials	$4,550	$4,179
Work-in-process	2,325	2,207
Finished goods	1,944	1,355
Total	$8,819	$7,741

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2019	2018

Land and building	$1,250	$1,250
Leasehold improvements	1,282	1,268
Machinery and equipment	6,280	5,917
Transportation equipment	6	6
	8,818	8,441
Less: Accumulated depreciation and amortization	(7,040)	(6,790)
Total	$1,778	$1,651

Depreciation and amortization expense was $288 and $239 for the fiscal years ended June 30, 2019 and 2018, respectively. In the fiscal years ended June 30, 2019 and 2018, the Company disposed of fully depreciated property and equipment with an original cost of $38 and $147, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt

As of June 30, 2019 and 2018, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	June 30,
	2019	2018
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$5,834	$4,894	*	5/15/2024
Installment Note with PNC Bank	3,542	1,672	*	5/15/2024
Installment Note with PNC Equipment Finance, LLC	8	101	4.57%	7/29/2019
Promissory Note with CD Financial, LLC	-	1,714	6.00%	5/15/2019
Promissory Note with Vitamin Realty, LLC	-	686	4.00%	5/15/2019
Capitalized lease obligations	269	269	4.01% -	12/1/2019 -
			9.38%	2/1/2021
Total outstanding debt	9,653	9,336
Less: Revolving Advances	(5,834)	(4,894)
Prepaid financing costs	(50)	(45)
Current portion of long term debt, net	(1,047)	(773)
Long term debt, net	$2,722	$3,624

Convertible Note payable - CD Financial, LLC	$-	$5,350	6.00%	7/24/2018
Less: Discount for embedded derivative	-	(66)
Prepaid financing costs	-	(15)
Convertible Note payable, net - CD Financial, LLC	$-	$5,269

* See table below

SENIOR CREDIT FACILITY

On May 15, 2019, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012, as amended on February 19, 2016.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

As of June 30, 2019, the Company had amounts outstanding utilizing the Eurodollar Rate of $4,250 and $3,455 under the Revolving Advances and Term Note, respectively, with interest rates as of June 30, 2019 and June 30, 2018 as follows (based on the respective base rate plus 2.50% on Revolving Advances and 3.00% on the Term Note in effect as of the respective dates):

	June 30,
	2019	2018

Revolving Credit Facility:
Base Rate Interest	5.50%	5.00%
Eurodollar Rate	4.881%	n/a
Term Loan:
Base Rate Interest	5.75%	5.50%
Eurodollar Rate	5.381% and 5.3838%	n/a

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of June 30, 2019, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

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

The CD Notes were secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and iBio Stock owned by the Company. The CD Notes bore interest at an annual rate of 6% and had a default rate of 10%.

The CD Convertible Note was convertible at the option of CD Financial into common stock of the Company at a conversion price of $0.65 per share, subject to customary adjustments including conversion price protection provisions.

Pursuant to the terms of the Amended Loan Agreement and the Intercreditor Agreement, during the effectiveness of the Senior Credit Facility, (i) the principal of the CD Convertible Note could not be repaid, (ii) the principal of the Liquidity Note could only be repaid if certain conditions under the Amended Loan Agreement were satisfied, and (iii) interest in respect of the CD Notes were only paid if certain conditions under the Intercreditor Agreement were satisfied.

The CD SPA contained customary representations and warranties, covenants and events of default, including, without limitation, an event of default tied to any change of control as defined in the CD SPA.

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

As of June 30, 2018, the related embedded derivative liability with respect to conversion price protection provisions on the CD Convertible Note had an estimated fair value of $9 and as of June 30, 2019 had been extinguished in connection with the above described conversion exercise by CD Financial on July 24, 2018.

OTHER LONG TERM DEBT

Related Party Debt. On June 27, 2012, MDC and the Company entered into a promissory note with Vitamin Realty Associates, LLC (“Vitamin Realty”) in the principal amount of approximately $686 (the “Vitamin Note”). The principal amount of the Vitamin Note represents the aggregate amount of unpaid, past due rent owing by MDC under the Lease Agreement, dated as of January 10, 1997, between MDC, as lessor, and Vitamin Realty, as landlord, pertaining to the real property located at 225 Long Avenue, Hillside, New Jersey. (See Note 10. Commitments and Contingencies (a) Leases – Related Parties Leases). The Vitamin Note was scheduled to mature on February 29, 2020, as amended on February 19, 2016. The Vitamin Note accrued interest at an annual rate of 4% per annum. Interest in respect of the Vitamin Note was payable on the first business day of each calendar month. Pursuant to the terms of the Amended Loan Agreement, during the effectiveness of the Senior Credit Facility, the Vitamin Note could only be repaid or prepaid if certain conditions set forth in the Amended Loan Agreement were satisfied.

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

On July 29, 2019, the LC Note was satisfied in full with the final monthly payment of principal and interest in the amount of $8 paid.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2019 and 2018 are presented below:

	For the Fiscal Year Ended June 30,
	2019	2018

Interest on Senior Debt	$387	$304
Interest on CD Convertible Note and Liquidity Note - CD Financial	115	430
Amortization of prepaid financing costs	55	66
Accretion of discount on Convertible Note - CD Financial	3	39
Other related parties	24	28
Interest on capitalized lease obligations	19	25
Interest on PNC Equipment Finance LLC Term Note	3	7
Other interest expense	24	27
Interest Expense	$630	$926

The weighted average interest rate paid was 5.35% and 5.19% in the fiscal years ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and 2018, the Company had accrued unpaid interest of approximately $13 and $69, respectively.

Note 7. Income Taxes

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2019	2018

Current - Federal	$36	$4
Current - State and local	287	170
Deferred - Federal and state	621	430
Change in valuation allowance	(590)	(278)
Income tax expense, net	$354	$326

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Tax Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. By operation of law, the Company applied a blended U.S. statutory tax rate of 27.5% for the fiscal year ended June 30, 2018 and the statutory rate of 21% for the fiscal year ended June 30, 2019.

In the fiscal year ended June 30, 2019 and 2018, the Company recognized a provision for income taxes of $354 and $326, respectively, $202 was considered a one-time provisional estimate under the Tax Act in the fiscal year ended June 30, 2018, relating to the impact of re-measuring the Company’s deferred tax balances to reflect the reduction in the U.S. statutory tax rate from 35% to 21% for years after 2017 and allowable alternative minimum tax carry forward credits.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse. In addition, the Company elected to record certain deferred tax assets and liabilities related to the alternative minimum tax carry forward credits now allowed to be utilized in future taxable years.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the fiscal year
	ended June 30,
	2019	2018
Statutory federal income tax rate	21.0%	27.5%
Deferred tax effects from Tax Act	0.0%	20.0%
Statutory state income tax rate	7.0%	7.0%
Effective state income tax rate	7.0%	9.8%
Change in valuation allowance	(20.7)%	(32.9)%
Other temporary differences	2.0%	-
Non-deductible expenses	1.0%	1.0%
Effective income tax rate	17.3%	32.4%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s deferred tax assets are as follows:

	June 30,
	2019	2018
Deferred Tax Assets
Net operating loss	$7,642	$8,247
Capital loss carryover	16	21
Valuation adjustment on investment in iBio, Inc.	512	512
Depreciation	(225)	(223)
Inventory	104	105
Other	31	42
Valuation allowance	(7,546)	(8,137)
Total deferred tax asset, net	$534	$567

The Company has net operating losses (“NOL”) of approximately $33,000 for federal purposes which expire beginning in 2025. State NOL’s of approximately $7,000 expire beginning in 2019 through 2034. The Company also has capital losses of $77 which expire in 2020. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns are filed on a stand-alone basis for the Company and its subsidiaries. MDC has fully utilized its state NOL’s resulting in taxable income on a state level basis.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past taxable losses and inconsistent taxable income in the past few years, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. As of June 30, 2019 and 2018, management determined that certain of the Company’s deferred tax assets were “more likely than not” to be realizable and the Company recognized deferred tax benefits related to the release of the valuation allowance on those assets of approximately $455 and $185, respectively.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2019. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2019 and 2018.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2018 are currently open except for the State of New Jersey tax filings for MDC which have been reviewed for the tax periods of 2014, 2015, 2016 and 2017. The tax returns for the year ended June 30, 2019 will be filed by March 15, 2020.

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. For the fiscal years ended June 30, 2019 and 2018, the Company contributed approximately $69 and $67, respectively, into the plan for the benefit of the eligible employees participating in the plan.

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2019, the Company had $166 in uninsured deposits at these financial institutions.

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

(c) Major Customers. For each of the fiscal years ended June 30, 2019 and 2018, approximately 91% of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 69% and 26% of this segment’s net sales in each of the fiscal years ended June 30, 2019 and 2018. Accounts receivable from these two major customers represented approximately 88% and 87% of total net accounts receivable as of June 30, 2019 and 2018, respectively. Two other customers in the Other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 15% and 12% and 10% and 5% of net sales of the Other Nutraceutical Segment in the fiscal years ended June 30, 2019 and 2018, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 71% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2018 and will expire on August 31, 2022.

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

The components of lease expense for the fiscal year ended June 30, 2019 were as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$563	$112	$675

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$91	$91
Interest on operating lease liabilities	-	18	18
Total Finance Lease Costs	$-	$109	$109

Operating Lease Liabilities

Related Party Operating Lease Liabilities. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, and a major stockholder and certain of his family members, who are the Co-Chief Executive Officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to June 1, 2024. This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense, lease amortization costs and imputed interest costs on these related party leases were $754 and $840 for the fiscal years ended June 30, 2019 and 2018, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2019 and 2018, the Company had outstanding current obligations to Vitamin Realty of $67 and $827, respectively, included in accounts payable, accrued expenses and other liabilities and long term debt in the accompanying Consolidated Balance Sheets. Additionally, as of June 30, 2019, the Company has operating lease obligations of $3,243 with Vitamin Realty as noted in the accompany Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

 As of June 30, 2019, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,236	$450	$2,793	$3,668
Machinery and equipment leases	26	11	15	27
Office equipment leases	22	9	14	24
	$3,284	$470	$2,822	$3,719

The Company’s weighted average discount rate and remaining term on lease liabilities is approximately 3.76% and 6.4 years, respectively.

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2019 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$565	$92	$657
Operating cash flows from capital lease obligations	-	18	18
Financing cash flows from capital lease obligations	-	233	233

The Company entered into a sales/lease back commitment in the fiscal year ended June 30, 2019 in the amount of $233, see Note 5 - Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt.

Maturities of operating lease liabilities as of June 30, 2019 were as follows:

Year ending June 30,	Operating Lease Commitment	Related Party Operating Lease Commitment	Capitalized Lease Obligations	Total
2020	$39	$565	$206	$810
2021	22	565	77	664
2022	9	565	-	574
2023	-	565	-	565
2024	-	563	-	563
Thereafter	-	845	-	845
Total minimum lease payments	70	3,668	283	4,021
Imputed interest	(2)	(424)	(14)	(440)
Total	$68	$3,244	$269	$3,581

Total rent expense, including real estate taxes and maintenance charges, was approximately $1,013 and $1,005 for the fiscal year ended June 30, 2019 and 2018, respectively. Rent and lease amortization and lease costs are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plans. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the purchase of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended (the “Plan”). The Company also has a 1997 Stock Option Plan with 5,000,000 shares of common stock reserved for issuance. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms. As of June 30, 2019, the Company has 7,873,169 shares of common stock remaining under the Plans.

In May, 2019, there were 1,883,000 stock options authorized by the Board of Directors and issued to Company officers, employees and directors with an exercise price ranging from $0.21 to $0.23, vesting over three years, with terms of either five or ten years. During the fiscal year ended June 30, 2019 and 2018, the Company incurred stock compensation expense of approximately $144 and $14. The Company expects to record additional stock compensation expense of approximately $131 over the estimated weighted average vesting period of three years.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date:

Risk Free Interest Rate	2.12% to 2.29%
Volatility	81.1% to 90.3%
Term	4 1/2 to 10 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.21

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

The following options and potentially dilutive shares for convertible notes payable (see Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt) were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for fiscal years ended June 30, 2019 and 2018:

	Fiscal Year Ended
	June 30,
	2019	2018

Anti-dilutive shares for stock options	2,020,500	150,000
Anti-dilutive shares for convertible note	-	-
Total anti-dilutive shares	2,020,500	150,000

Additionally, in the fiscal year ended June 30, 2019, the 8,230,769 common shares underlying the convertible note were potentially dilutive and therefore included in the diluted earnings per share calculation on a proportionate basis prior to the conversion into common shares of the Company as of July 24, 2018 and the results were antidilutive.  (See Note 5. Senior Credit Facility, Subordinated Convertible Note, net - CD Financial, LLC and other Long Term Debt).

The intrinsic value of options outstanding and exercisable at June 30, 2019 and 2018 was $256 and $180, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2017	2,718,183	$0.29
Granted	-	-
Exercised	-	-
Terminated	(118,333)	0.15
Expired	(160,600)	3.06
Outstanding as of June 30, 2018	2,439,250	0.29
Granted	1,883,000	0.21
Exercised	(200,000)	0.12
Terminated	(17,500)	0.18
Expired	(343,250)	0.14
Outstanding as of June 30, 2019	3,761,500	$0.16

Exercisable at June 30, 2018	2,439,250	$0.11
Exercisable at June 30, 2019	2,863,800	$0.14

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

 The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2019 under the Company’s stock option plans:

					Weighted
					Average
				Weighted	Remaining		Weighted
				Average	Contractual		Average
Range of Exercise Price			Outstanding	Exercise Price	Life (years)	Exercisable	Exercise Price

$0.09	-	$0.10	1,741,000	$0.09	5.8	1,741,000	$0.09
$0.21	-	$0.21	1,470,500	0.21	9.9	747,800	0.21
$0.23	-	$0.25	550,000	0.23	7.4	375,000	0.23
$0.09	-	$0.25	3,761,500	$0.16	8.5	2,863,800	$0.14

Note 13. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the fiscal years ended June 30, 2019 and 2018 were $6,807 and $6,474, respectively.

Financial information relating to the fiscal years ended June 30, 2019 and 2018 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital	Total
		Customers	Customers	Total	Profit	Depreciation	Expenditures	Assets
Contract Manufacturing	2019	$41,817	$6,625	$48,442	$5,780	$286	$413	$17,580
	2018	35,803	6,279	42,082	4,471	232	286	12,200

Branded Proprietary Products	2019	137	22	159	2	-	-	427
	2018	204	48	252	42	4	13	543

Other Nutraceutical Businesses	2019	1,216	160	1,376	440	2	1	1,783
	2018	1,229	147	1,376	475	3	1	1,825

Total Company	2019	43,170	6,807	49,977	6,222	288	414	19,790
	2018	37,236	6,474	43,710	4,988	239	300	14,568

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: August 29, 2019	By: /s/ Christina Kay
Christina Kay
Co-Chief Executive Officer

Date: August 29, 2019	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christina Kay	Co-Chief Executive Officer and Director	August 29, 2019
Christina Kay	(Principal Executive Officer)

/s/ Riva Sheppard	Co-Chief Executive Officer and Director	August 29, 2019
Riva Sheppard	(Principal Executive Officer)

/s/ Dina L. Masi	Chief Financial Officer	August 29, 2019
Dina L. Masi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ E. Gerald Kay	Executive Chairman	August 29, 2019
E. Gerald Kay

/s/ Robert Canarick	Director	August 29, 2019
Robert Canarick

/s/ Carl DeSantis	Director	August 29, 2019
Carl DeSantis

/s/ William H. Milmoe	Director	August 29, 2019
William H. Milmoe