Form 10-Q
period 2019-09-30
INTEGRATED BIOPHARMA INC
filed 2019-11-13
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Yes __X__ No ____

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes __X__ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer ☑	Emerging growth company 	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No __X__

As of November 13, 2019, there were 29,565,943 shares of common stock, $0.002 par value per share (“Common Stock”), of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2019

Cautionary Statement Regarding Forward-Looking StatementsCertain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Form 10-K and in other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2019	2018

Sales, net	$11,406	$10,304

Cost of sales	10,007	9,085

Gross profit	1,399	1,219

Selling and administrative expenses	923	814

Operating income	476	405

Other income (expense), net:
Interest expense	(124)	(200)
Change in fair value of derivative liabilities	-	9
Other income	21	-
Unrealized loss on investments	(24)	-
Total other expense, net	(127)	(191)

Income before income taxes	349	214

Income tax expense, net	37	55

Net income	$312	$159

Basic net income per common share	$0.01	$0.01

Diluted net income per common share	$0.01	$0.01

Weighted average common shares outstanding - basic	29,565,943	27,218,786
Add: Equivalent shares outstanding - Stock Options	1,158,690	744,818
Weighted average common shares outstanding - diluted	30,724,633	27,963,604

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2019	2019
Assets
Current Assets:
Cash	$525	$475
Accounts receivable, net	3,355	4,439
Inventories	9,891	8,819
Other current assets	312	346
Total current assets	14,083	14,079

Property and equipment, net	1,745	1,778
Operating lease right-of-use assets (includes $3,126 and $3,236 with a related party)	3,169	3,284
Deferred tax assets, net	549	534
Security deposits and other assets	95	115
Total Assets	$19,641	$19,790

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$4,799	$5,834
Accounts payable (includes $71and $67 due to related party)	5,106	3,855
Accrued expenses and other current liabilities	1,110	1,147
Current portion of long term debt, net	1,053	1,047
Current portion of operating lease liabilities (includes $454 and $450 with a related party)	474	470
Total current liabilities	12,542	12,353

Operating lease liabilities (includes $2,678 and $2,793 with a related party)	2,702	2,822
Long term debt, net	2,177	2,722
Total liabilities	17,421	17,897

Commitments and Contingencies

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,600,843 shares issued and 29,565,943 shares outstanding, respectively	59	59
Additional paid-in capital	50,212	50,197
Accumulated deficit	(47,952)	(48,264)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	2,220	1,893
Total Liabilities and Stockholders' Equity	$19,641	$19,790

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(in thousands, except shares)
(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,  2019:

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2019	29,600,843	$59	$50,197	$(48,264)	34,900	$(99)	$1,893
Stock compensation expense for
employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	312	-	-	312
Balance, September 30, 2019	29,600,843	$59	$50,212	$(47,952)	34,900	$(99)	$2,220

FOR THE THREE MONTHS ENDED SEPTEMBER 30,  2018:

							Total Stockholders'
	Common Stock		Additional	Accumulated	Treasury Stock		(Deficiency)
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2018	21,170,074	$42	$44,773	$(49,952)	34,900	$(99)	$(5,236)
Shares issued upon conversion of CD
Financial, LLC Convertible Note, net	8,230,769	17	5,256	-	-	-	5,273
Net income	-	-	-	159	-	-	159
Balance, September 30, 2018	29,400,843	$59	$50,029	$(49,793)	34,900	$(99)	$196

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2019	2018
Cash flows provided by operating activities:
Net income	$312	$159
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	91	91
Amortization of operating lease right-of-use assets	116	112
Stock based compensation	15	-
Change in deferred tax assets	(5)	31
Unrealized loss on investments	24	-
Other, net	5	8
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,084	415
Inventories	(1,073)	(1,858)
Other current assets	-	8
Security deposits and other assets	18	(52)
(Decrease) increase in:
Accounts payable	1,251	1,861
Accrued expenses and other liabilities	(37)	(70)
Operating lease obligations	(116)	(112)
Net cash provided by operating activities	1,685	593

Cash flows from investing activities:
Purchase of property and equipment	(58)	(18)
Cash contribution in AgroSport LLC	-	(8)
Net cash used in investing activities	(58)	(26)

Cash flows from financing activities:
Advances under revolving credit facility	11,040	10,204
Repayments of advances under revolving credit facility	(12,075)	(10,400)
Repayments under term note payables	(482)	(184)
Repayments under finance lease obligations	(60)	(50)
Net cash used in financing activities	(1,577)	(430)

Net increase in cash	50	137
Cash at beginning of period	475	228
Cash at end of period	$525	$365

Supplemental disclosures of cash flow information:
Interest paid	$123	$201
Income taxes paid	$-	$2

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“Form 10-K”), as filed with the SEC. The June 30, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the period reported.  Ultimate results could differ from the estimates of management.  The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results for the full fiscal year ending June 30, 2020 or for any other period.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current period presentation.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Accounting Policies

Accounting Pronouncements Recently Adopted

In October, 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the requirement to defer recognition of income taxes on intra-entity transfers until the asset is sold to an outside party. The new guidance requires the recognition of current and deferred income taxes on intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. The guidance was effective for the Company on July 1, 2019. The standard requires a “modified retrospective” adoption, meaning the standard is applied through a cumulative adjustment in retained earnings as of the beginning of the period of adoption. This new guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features. The amendments were effective for the Company on July 1, 2019 for the fiscal year ended June 30, 2020, and the interim periods within it. This new guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Aside from the adoption of ASUs, as described above, there have been no material changes during fiscal year 2020 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Significant Accounting Policies

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

The following options and potentially dilutive shares for convertible notes payable were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018

Anti-dilutive stock options	50,000	150,000
Total anti-dilutive shares	50,000	150,000

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2019	2019

Raw materials	$6,642	$4,550
Work-in-process	1,823	2,325
Finished goods	1,426	1,944
Total	$9,891	$8,819

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2019	2019

Land and building	$1,250	$1,250
Leasehold improvements	1,282	1,282
Machinery and equipment	6,338	6,280
Transportation equipment	6	6
	8,876	8,818
Less: Accumulated depreciation and amortization	(7,131)	(7,040)
Total	$1,745	$1,778

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2019 and 2018 was $91 and $66, respectively.

Note 4. Senior Credit Facility and other Long Term Debt

As of September 30, 2019 and June 30, 2019, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of September 30, 2019	As of June 30, 2019
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$4,799	$5,834	*	5/15/2024
Installment Note with PNC Bank	3,069	3,542	*	5/15/2024
Installment Note with PNC Equipment Finance	-	8	4.57%	7/29/2019
Capitalized lease obligations	209	269	4.01% - 9.38%	11/01/2019 - 2/1/2021
Total outstanding debt	8,077	9,653
Less: Revolving Advances	(4,799)	(5,834)
Prepaid financing costs	(48)	(50)
Current portion of long term debt, net	(1,053)	(1,047)
Long term debt, net	$2,177	$2,722

* See table below

SENIOR CREDIT FACILITY

On May 15, 2019, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012, as amended on February 19, 2016 and May 15, 2019.

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

As of September 30, 2019 and June 30, 2019, the Company had amounts outstanding utilizing the Eurodollar Rate of $4,000 and $4,250 under the Revolving Advances and $2,674 and $3,455 under the Term Note, respectively, with interest rates as of September 30, 2019 and June 30, 2019 as follows (based on the respective base rate plus 2.50% on Revolving Advances and 3.00% on the Term Note in effect as of the respective dates):

	September 30,	June 30,
	2019	2019

Revolving Credit Facility:
Base Rate Interest	5.00%	5.50%
Eurodollar Rate	4.554%	4.881%
Term Loan:
Base Rate Interest	5.25%	5.75%
Eurodollar Rate	5.05363% and 5.04588%	5.381% and 5.3838%

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of September 30, 2019, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

OTHER LONG TERM DEBT

Capitalized Lease Obligations. On November 1, 2019, the capitalized lease obligation entered into by the Company on December 22, 2017 with First American Equipment Finance in the amount of $143, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $6 and had an imputed interest rate of 6.56%.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2019 and 2018, approximately 91% and 89% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 66% and 29% and 61% and 29% in the three months ended September 30, 2019 and 2018, respectively. Accounts receivable from these two major customers represented approximately 87% and 88% of total net accounts receivable as of September 30 and June 30, 2019, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

The components of lease expense for the three months ended September 30, 2019 and 2018, were as follows:

	2019			2018
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$135	$39	$174	$141	$22	$163

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$27	$27	$-	$17	$17
Interest on operating lease liabilities	-	5	5	-	4	4
Total finance lease cost	$-	$32	$32	$-	$21	$21

Operating Lease Liabilities

Related Party Operating Lease Liabilities. Warehouse and office facilities are leased from Vitamin Realty Associates, LLC (“Vitamin Realty”), which is 100% owned by the Company’s chairman, and a major stockholder and certain of his family members, who are the Co-Chief Executive Officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to June 1, 2024. This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense, lease amortization costs and interest expense for the three months ended September 30, 2019 and 2018 on these leases were $207 and $202 respectively, and are included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2019 and June 30, 2019, the Company had outstanding current obligations to Vitamin Realty of $71 and $67, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $3,132 and $3,243 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet as of September 30, 2019 and June 30, 2019, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of September 30, 2019, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,126	$454	$2,678	$3,527
Machinery and equipment leases	24	11	13	25
Office equipment leases	19	9	11	20
	$3,169	$474	$2,702	$3,572

As of June 30, 2019, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,236	$450	$2,793	$3,668
Machinery and equipment leases	26	11	15	27
Office equipment leases	22	9	14	24
	$3,284	$470	$2,822	$3,719

As of September 30, 2019 and June 30, 2019, the Company’s weighted average discount rate and remaining term on lease liabilities were approximately 3.75% and 3.76% and 6.1 years and 6.4 years, respectively.

Supplemental cash flows information related to leases for the three months ended September 30, 2019, is was follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141	$24	$165
Operating cash flows from finance leases	-	5	5
Financing cash flows from finance lease obligations	-	60	60

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the three months ended September 30, 2018, is was follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94	$24	$118
Operating cash flows from finance leases	-	4	4
Financing cash flows from finance lease obligations	-	50	50

The Company did not enter into any lease commitments in the three months ended September 30, 2019.

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

	Operating	Related Party	Capitalized
	Lease	Operating Lease	Lease
Year ending June 30,	Commitment	Commitment	Obligations	Total

2020, remaining	$27	$424	$144	$595
2021	21	565	90	676
2022	8	565	-	573
2023	-	565	-	565
2024	-	563	-	563
2025	-	533	-	533
Thereafter	-	311	-	311
Total minimum lease payments	56	3,526	234	3,816
Imputed interest	(2)	(394)	(25)	(421)
Total	$54	$3,132	$209	$3,395

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $257 and $245 for the three months ended September 30, 2019 and 2018, respectively. Rent and lease amortization and interest expense is included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended September 30, 2019 and 2018 were $1,053 and $1,239, respectively.

Financial information relating to the three months ended September 30, 2019 and 2018 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures
Contract	2019	$9,974	$1,010	$10,984	$1,250	$90	$58
Manufacturing	2018	8,655	1,197	9,852	1,083	65	18

Branded Proprietary	2019	2	10	12	(3)	-	-
Products	2018	71	7	78	21	-	-

Other Nutraceutical	2019	377	33	410	152	1	-
Businesses	2018	339	35	374	115	1	-

Total Company	2019	10,353	1,053	11,406	1,399	91	58
	2018	9,065	1,239	10,304	1,219	66	18

	Total Assets as of
	September 30,	June 30,
	2019	2019

Contract Manufacturing	$17,575	$17,580
Branded Proprietary Products	413	427
Other Nutraceutical Businesses	1,653	1,783
Total Company	$19,641	$19,790

 Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION (dollars in thousands)

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States, Luxembourg and Canada.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

For the three months ended September 30, 2019, our net sales from operations increased by $1,102 to approximately $11,406 from approximately $10,304 in the three months ended September 30, 2018. Substantially all of the increase in net sales was from the Contract Manufacturing Segment of $1,132, and, to a lesser extent, from our Other Nutraceuticals Segment of $36, offset by a decrease in the Branded Proprietary Products of $66. Net sales increased in our Contract Manufacturing Segment by $1,132 primarily due to increased sales volumes to Life Extension and Herbalife in the amount of $962 and $233, respectively, offset by decreases in our other customers of net $63. For the three months ended September 30, 2019, we had operating income of approximately $476, an increase of approximately $71 from operating income of approximately $405 for the three months ended September 30, 2018. Our profit margins increased from approximately 11.8% of net sales in the three months ended September 30, 2018 to approximately 12.3% of net sales in the three months ended September 30, 2019, primarily as a result of the increased sales in our Contract Manufacturing Segment of approximately $1,132. Our consolidated selling and administrative expenses increased by approximately $109 or approximately 13.5% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Our revenue from our two significant customers in our Contract Manufacturing Segment is dependent on the demand within their respective distribution channels for the products we manufacture for them. As in any competitive market, our ability to match or beat other contract manufacturers pricing for the same items may also alter our outlook and the ability to maintain or increase revenues. We will continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales and expanding our customer base.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2019, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2019 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2019	2018

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	87.7%	88.2%
Selling and administrative	8.1%	7.9%
	95.8%	96.1%
Operating income	4.2%	3.9%

Other expense, net
Interest expense	(1.1% )	(1.9% )
Unrealized loss in investment in iBio, Inc.	(0.2% )	0.0%
Change in fair value of derivative liabilities	-	0.1%
Other income, net	0.2%	-
Other expense, net	(1.1% )	(1.8% )

Income before income taxes	3.1%	2.1%

Income tax expense, net	0.3%	0.5%

Net income	2.8%	1.6%

For the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Sales, net. Sales, net, for the three months ended September 30, 2019 and 2018 were $11,406 and $10,304, respectively, an increase of 10.7%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	September 30,		Change	Change
	2019	2018	2019 vs 2018	2019 vs 2018
	(amounts in thousands)
Contract Manufacturing:
US Customers	$9,974	$8,655	$1,319	15.2%
International Customers	1,010	1,197	(187)	(15.6% )
Net sales, Contract Manufacturing	10,984	9,852	1,132	11.5%

Branded Nutraceutical Products:
US Customers	2	71	(69)	(97.2% )
International Customers	10	7	3	42.9%
Net sales, Branded Nutraceutical Products	12	78	(66)	(84.6% )

Other Nutraceuticals:
US Customers	377	339	38	11.2%
International Customers	33	35	(2)	(5.7% )
Net sales, Other Nutraceuticals	410	374	36	9.6%

Total net sales	$11,406	$10,304	$1,102	10.7%

For the three months ended September 30, 2019 and 2018, a significant portion of our consolidated net sales, approximately 91% and 89%, respectively, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 66% and 29% and 61% and 29%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2019 and 2018, respectively. Innophos and Nature’s Own Nutrition, a UK-based company, (customers of our Other Nutraceutical Businesses), while not significant customers of our consolidated net sales, represented approximately 12% and 5% and 28% and 11% respectively, of the Other Nutraceutical Businesses net sales in the three months ended September 30, 2019 and 2018, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $1,102 was primarily the result of increased net sales in our Contract Manufacturing Segment by $1,132 primarily due to increased sales volumes to Life Extension and Herbalife in the amounts of $962 and $233, respectively, offset by a combined decrease to our other customers of net $63.

Cost of sales. Cost of sales increased by approximately $922 to $10,007 for the three months ended September 30, 2019, as compared to $9,085 for the three months ended September 30, 2018 or approximately 10%. Cost of sales decreased as a percentage of sales to 87.7% for the three months ended September 30, 2019 as compared to 88.2% for the three months ended September 30, 2018. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 11%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the variances in sales.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $109, approximately 13% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. As a percentage of sales, net, selling and administrative expenses were approximately 8% in each of the three months ended September 30, 2019 and 2018. The increase was primarily from increases in (i) salaries and employees benefits of approximately $78, as the result of increases in (a) the compensation of our newly appointed

Co-Chief Executive Officers in May 2019 of $26 in the three months ended September 30, 2019 compared to the three months ended September 30, 2018;  (b) other staff salaries of $42 and (c) employee benefits due to increases in salary bases and medical insurance premium costs of $10; (ii) professional and consulting fees of approximately $52 primarily as the result of increased legal fees of approximately $46 from general legal counsel and $6 in other professional consulting services; and (iii) employee stock compensation expense of $15 as a result of issuing stock options in May 2019 with no such expense in the period ended September 30, 2018. These increases were partially offset by offset by a decrease of approximately $25 in amortization expense resulting from the full amortization of intangible assets on October 31, 2018.

Other income (expense), net. Other income (expense), net was approximately $127 for the three months ended September 30, 2019 compared to $191 for the three months ended September 30, 2018, and is composed of:

	Three months ended
	September 30,
	2019	2018
	(dollars in thousands)
Interest expense	$(124)	$(200)
Change in fair value of derivative liabilities	-	9
Unrealized loss in investments	(24)	-
Other income	21	-
Other income (expense), net	$(127)	$(191)

During the three month period ended September 30, 2018, the derivative liability was extinguished, resulting in the carrying value as of June 30, 2018 of $9, compared to a value of $0 as of September 30, 2018, due to the fact that the related derivative liability is no longer outstanding, resulting in a change of $9 for the three months ended September 30, 2018.

Our interest expense for the three months ended September 30, 2019 decreased by $76 from the three month period ended September 30, 2018, primarily as the result of CD Financial, LLC (“CD Financial”) exercising its conversion right to convert a promissory note issued by the Company to CD Financial in the principal amount of $5,350 to equity on July 24, 2018, an interest savings of $30 and the payoff of other related party debt on May 15, 2019 resulting in the reduction of interest expense of $33 in the three months ended September 30, 2019 with additional interest savings resulting from the decrease in the interest rates on our Senior Credit Facility resulting from rate cuts in the federal funds borrowing rates and a 0.25% rate reduction in the refinancing with PNC Bank on May 15, 2019. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

Federal and state income tax expense, net. For the three months ended September 30, 2019 and 2018, we had state income tax expense, net of approximately $43 and $27, respectively and a federal income tax benefit of $6 in the three months ended September 30, 2019, compared to a federal tax expense of $28 in the three months ended September 30, 2018. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the three months ended September 30, 2019 and 2018 was approximately $312 and $159, respectively. The increase of approximately $153 was primarily the result of increased operating income of $71and decreased interest expense of $76.

Seasonality

The Company believes that there are non-seasonal factors that may influence the variability of quarterly results including, but not limited to, general economic and industry conditions that affect consumer spending, changing consumer demands and current news on nutritional supplements. Accordingly, a comparison of the Company’s results of operations from consecutive periods is not necessarily meaningful, and the Company’s results of operations for any period are not necessarily indicative of future periods.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the three months ended
	September 30,
	2019	2018
	(dollars in thousands)

Net cash provided by operating activities	$1,685	$593
Net cash used in investing activities	$(58)	$(26)
Net cash used in financing activities	$(1,577)	$(430)

Cash at end of period	$525	$365

At September 30, 2019, our working capital was approximately $1,541, a decrease of $185 from our working capital of $1,726 at June 30, 2019. An increase in our current liabilities of $189, offset by the increase of $4 in our current assets, resulted in a net decrease in our working capital of $185 since June 30, 2019.

Operating Activities

Net cash provided by operating activities of $1,685 in the three months ended September 30, 2019 includes net income of approximately $312. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $558. Net cash provided in our operations in the three months ended September 30, 2019 from our working capital assets and liabilities in the amount of approximately $1,127 was primarily the result of cash provided from a decrease in our accounts receivable of $1,084 and an aggregate increase accounts payable, accrued expenses and other liabilities of $1,214, offset in part, by an increase in inventories of approximately $1,073.

Net cash provided by operating activities of $593 in the three months ended September 30, 2018 includes net income of approximately $159. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $401. Net cash provided in our operations in the three months ended September 30, 2018 from our working capital assets and liabilities in the amount of approximately $192 was primarily the result of cash provided from a decrease in our accounts receivable of $415 and an aggregate increase accounts payable, accrued expenses and other liabilities of $1,791, offset in part, by an increase in inventories of approximately $1,858.

Investing Activities

Cash used in investing activities in the three months ended September 30, 2019 and 2018, of approximately $58 and $26, respectively, was used primarily for the purchase of machinery and equipment of $58 and $18, respectively.

Financing Activities

Cash used in financing activities was approximately $1,577 for the three months ended September 30, 2019, and was from repayments of advances under our revolving credit facility of $12,075 and principal payments under our term notes in the amount of $482, offset by advances under our revolving credit facility of approximately $11,040.

Cash used in financing activities was approximately $430 for the three months ended September 30, 2018, and was from repayments of advances under our revolving credit facility of $10,400 and principal payments under our term notes in the amount of $184, offset by advances under our revolving credit facility of approximately $10,204.

As of September 30, 2019, we had cash of $525, funds available under our revolving credit facility of approximately $1,049 and working capital of approximately $1,541. Our working capital includes $4,799 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $476 in the three months ended September 30, 2019. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 13, 2020.

Our total annual commitments at September 30, 2019 for long term non-cancelable leases of approximately $565 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2019 and 2018 were approximately $58 and $18, respectively. The Company has budgeted approximately $450 for capital expenditures for fiscal year 2020. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the three months ended September 30, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2019 and 2018, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 13, 2019	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: November 13, 2019	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President