Form 10-Q
period 2019-12-31
INTEGRATED BIOPHARMA INC
filed 2020-02-12
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

Yes         No __X__

As of February 12, 2020, there were 29,565,943 shares of common stock, $0.002 par value per share (“Common Stock”), of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended December 31, 2019

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2019	2018	2019	2018

Sales, net	$14,197	$12,001	$25,603	$22,305

Cost of sales	12,171	10,671	22,178	19,756

Gross profit	2,026	1,330	3,425	2,549

Selling and administrative expenses	821	843	1,744	1,657

Operating income	1,205	487	1,681	892

Other income (expense), net
Interest expense	(109)	(190)	(233)	(390)
Change in fair value of derivative liabilities	-	-	-	9
Unrealized loss on investments	(31)	-	(55)	-
Other income, net	6	7	27	7
Other income (expense), net	(134)	(183)	(261)	(374)

Income before income taxes	1,071	304	1,420	518

Provision for income taxes	112	58	149	113

Net income	$959	$246	$1,271	$405

Basic earnings per common share	$0.03	$0.01	$0.04	$0.01
Diluted earnings per common share	$0.03	$0.01	$0.04	$0.01

Weighted average common shares outstanding - basic	29,565,943	29,392,030	29,565,943	28,305,408
Add: Equivalent shares outstanding	1,025,020	506,327	1,042,300	600,837
Weighted average common shares outstanding - diluted	30,590,963	29,898,357	30,608,243	28,906,245

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	Decmeber 31,	June 30,
	2019	2019
Assets
Current Assets:
Cash	$67	$475
Accounts receivable, net	4,879	4,439
Inventories	9,289	8,819
Other current assets	301	346
Total current assets	14,536	14,079

Property and equipment, net	1,720	1,778
Operating lease right-of-use assets (includes $3,014 and $3,236 with a related party)	3,052	3,284
Deferred tax assets, net	577	534
Security deposits and other assets	86	115
Total Assets	$19,971	$19,790

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$5,191	$5,834
Accounts payable (includes $71 and $67 due to related party)	4,258	3,855
Accrued expenses and other current liabilities	1,220	1,147
Current portion of long term debt, net	1,146	1,047
Current portion of operating lease liabilities (includes $458 and $450 with a related party)	478	470
Total current liabilities	12,293	12,353

Operating lease liabilities (includes $2,563 and $2,793 with a related party)	2,580	2,822
Long term debt, net	1,904	2,722
Total liabilities	16,777	17,897

Commitments and Contingencies

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,600,843 shares issued and 29,565,943 shares outstanding, respectively	59	59
Additional paid-in capital	50,227	50,197
Accumulated deficit	(46,993)	(48,264)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	3,194	1,893
Total Liabilities and Stockholders' Equity	$19,971	$19,790

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(in thousands, except shares)
(Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2019	29,600,843	$59	$50,197	$(48,264)	34,900	$(99)	$1,893

Stock compensation expense for
employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	312	-	-	312
Balance, September 30, 2019	29,600,843	59	50,212	(47,952)	34,900	(99)	2,220

Stock compensation expense for
employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	959	-	-	959
Balance, December 31, 2019	29,600,843	$59	$50,227	$(46,993)	34,900	$(99)	$3,194

FOR THE SIX MONTHS ENDED DECEMBER 31, 2018:
							Total Stockholders'
	Common Stock		Additional	Accumulated	Treasury Stock		(Deficiency)
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2018	21,170,074	$42	$44,773	$(49,952)	34,900	$(99)	$(5,236)

Shares issued upon conversion of
CD Financial, LLC Convertible Note, net	8,230,769	17	5,256	-	-	-	5,273
Net income	-	-	-	159	-	-	159
Balance, September 30, 2018	29,400,843	59	50,029	(49,793)	34,900	(99)	196

Shares issued upon exercise of
employee stock options	200,000	-	24	-	-	-	24
Net income	-	-	-	246	-	-	246
Balance, December 31, 2018	29,600,843	$59	$50,053	$(49,547)	34,900	$(99)	$466

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended
	December 31,
	2019	2018
Cash flows provided by operating activities:
Net income	$1,271	$405
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	160	166
Amortization of operating lease right-of-use assets	233	224
Stock based compensation	30	-
Change in deferred tax assets	(43)	12
Unrealized loss on investments	55	-
Other, net	7	23
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(441)	(721)
Inventories	(471)	(3,794)
Other current assets	(10)	(47)
Security deposits and other assets	24	(4)
(Decrease) increase in:
Accounts payable	403	2,989
Accrued expenses and other liabilities	73	58
Operating lease obligations	(233)	(225)
Net cash provided by (used in) operating activities	1,058	(914)

Cash flows from investing activities:
Purchase of property and equipment	(101)	(287)
Proceeds from sale of machinery and equipment	3	-
Cash contribution in AgroSport LLC	-	(7)
Net cash used in investing activities	(98)	(294)

Cash flows from financing activities:
Advances under revolving credit facility	23,826	22,899
Proceeds from exercise of employee stock options	-	24
Repayments of advances under revolving credit facility	(24,469)	(21,467)
Repayments under term note payables	(610)	(330)
Repayments under finance lease obligations	(115)	(101)
Net cash (used in) provided by financing activities	(1,368)	1,025

Net increase in cash	(408)	(183)
Cash at beginning of period	475	228
Cash at end of period	$67	$45

Supplemental disclosures of cash flow information:
Interest paid	$228	$369
Income taxes paid	$155	$123

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“Form 10-K”), as filed with the SEC. The June 30, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results for the full fiscal year ending June 30, 2020 or for any other period.

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers; (b) Branded Proprietary Products operated by AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers, under the following brands: Peaceful Sleep, Green Envy, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded proprietary nutraceutical business and/or products); and (c) Other Nutraceutical Businesses which includes the operations of (i) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (ii) IHT Health Products, Inc. (“IHT”) a distributor of fine botanicals, including multi minerals produced under a license agreement, (iii) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (iv) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.

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

The following options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Anti-dilutive stock options	50,000	150,000	50,000	150,000
Total anti-dilutive shares	50,000	150,000	50,000	150,000

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2019	2019

Raw materials	$5,716	$4,550
Work-in-process	2,703	2,325
Finished goods	870	1,944
Total	$9,289	$8,819

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2019	2019

Land and building	$1,250	$1,250
Leasehold improvements	1,282	1,282
Machinery and equipment	6,376	6,280
Transportation equipment	6	6
	8,914	8,818
Less: Accumulated depreciation and amortization	(7,194)	(7,040)
Total	$1,720	$1,778

Depreciation and amortization expense recorded on property and equipment was $69 and $66 for the three months and $160 and $132 for six months ended December 31, 2019 and 2018, respectively. Additionally, the Company disposed of fully depreciated property of $6 and $38 in the six months ended December 31, 2019 and 2018, respectively and recognized a gain of $3 and $0 in the six months ended December 31, 2019 and 2018, respectivley.

Note 4. Senior Credit Facility and other Long Term Debt

As of December 31, 2019 and June 30, 2019, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of December 31, 2019	As of June 30, 2019
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$5,191	$5,834	*	5/15/2024
Installment Note with PNC Bank	2,941	3,542	*	5/15/2024
Installment Note with PNC Equipment Finance	-	8	4.57%	7/29/2019
Capitalized lease obligations	154	269	4.01% - 9.38%	2/20/2019 - 12/9/2020
Total outstanding debt	8,286	9,653
Less: Revolving Advances	(5,191)	(5,834)
Prepaid financing costs	(45)	(50)
Current portion of long term debt, net	(1,146)	(1,047)
Long term debt, net	$1,904	$2,722
* See table below

SENIOR CREDIT FACILITY

On May 15, 2019, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012, as amended on February 19, 2016, and May 15, 2019.

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

As of December 31, 2019 and June 30, 2019, the Company had amounts outstanding utilizing the Eurodollar Rate of $4,500 and $4,250 under the Revolving Advances and $2,852 and $3,455 under the Term Note, respectively, with interest rates as of December 31, 2019 and June 30, 2019 as follows (based on the respective base rate plus 2.50% on Revolving Advances and 3.00% on the Term Note in effect as of the respective dates):

	December 31,	June 30,
	2019	2019

Revolving Credit Facility:
Base Rate Interest	4.75%	5.50%
Eurodollar Rate	4.30475%	4.881%
Term Loan:
Base Rate Interest	5.00%	5.75%
Eurodollar Rate	4.792% and 4.80475%	5.381% and 5.3838%

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of December 31, 2019, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers. In each of the three months ended December 31, 2019 and 2018, approximately 93% of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 70% and 26% and 75% and 20% in the three months ended December 31, 2019 and 2018, respectively. In the six months ended December 31, 2019 and 2018, approximately 92% and 91% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 68% and 27% in the six months ended December 31, 2019 and 70% and 24% of net sales in the six months ended December 31, 2018, respectively. Accounts receivable from these two major customers represented approximately 89% and 88% of total net accounts receivable as of December 31 and June 30, 2019, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 73% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2018 and will expire on August 31, 2021.

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

The components of lease expense for the three months ended December 31, 2019 and 2018, were as follows:

	2019			2018
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$142	$25	$167	$142	$27	$169

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$2	$2	$-	$16	$16
Interest on operating lease liabilities	-	3	3	-	3	3
Total finance lease cost	$-	$5	$5	$-	$19	$19

The components of lease expense for the six months ended December 31, 2019 and 2018, were as follows:

	2019			2018
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$283	$56	$339	$283	$49	$332

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$29	$29	$-	$33	$33
Interest on operating lease liabilities	-	8	8	-	7	7
Total finance lease cost	$-	$37	$37	$-	$40	$40

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Rent expense and lease amortization costs for the three months ended December 31, 2019 and 2018 on these leases were $220 and $219, respectively and $431 and $421 for the six month periods ended December 31, 2019 and 2018, respectivley, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2019 and June 30, 2019, the Company had outstanding current obligations to Vitamin Realty of $71 and $67, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $3,021 and $3,243 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet as of December 31, 2019 and June 30, 2019, respectively.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of December 31, 2019, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,014	$458	$2,563	$3,385
Machinery and equipment leases	21	11	10	22
Office equipment leases	17	9	7	18
	$3,052	$478	$2,580	$3,425

As of June 30, 2019, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,236	$450	$2,793	$3,668
Machinery and equipment leases	26	11	15	27
Office equipment leases	22	9	14	24
	$3,284	$470	$2,822	$3,719

As of December 31, 2019 and June 30, 2019, the Company’s weighted average discount rate and remaining term on lease liabilities were approximately 3.75% and 3.76% and 5.9 years and 6.4 years, respectively.

Supplemental cash flows information related to leases for the six months ended December 31, 2019, was as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$283	$47	$330
Operating cash flows from finance leases	-	8	8
Financing cash flows from finance lease obligations	-	115	115

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the six months ended December 31, 2018, was as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$285	$49	$334
Operating cash flows from finance leases	-	7	7
Financing cash flows from finance lease obligations	-	101	101

In the six months ended December 31, 2019, the Company renewed, for one year, an operating lease for office space with an annual commitment of $25.

Maturities of operating lease liabilities as of December 31, 2019 were as follows:

	Operating	Related Party	Capitalized
	Lease	Operating Lease	Lease
Year ending June 30,	Commitment	Commitment	Obligations	Total

2020, remaining	$11	$283	$83	$377
2021	21	565	77	663
2022	8	565	-	573
2023	-	565	-	565
2024	-	563	-	563
2025	-	533	-	533
Thereafter	-	311	-	311
Total minimum lease payments	40	3,385	160	3,585
Imputed interest	(3)	(364)	(6)	(373)
Total	$37	$3,021	$154	$3,212

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $262 and $261 and $526 and $507 for the three and six months ended December 31, 2019 and 2018, respectively. Rent and lease amortization is included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe, for the three months ended December 31, 2019 and 2018 were $2,319 and $1,274, respectively and for the six months ended December 31, 2019 and 2018 were $4,345 and $2,513, respectively.

Financial information relating to the three months ended December 31, 2019 and 2018 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2019	$11,501	$2,303	$13,804	$1,927	$69	$43
	2018	10,498	1,258	11,756	1,246	66	269

Branded Proprietary Products	2019	2	-	2	(27)	-	-
	2018	48	12	60	21	-	-

Other Nutraceutical Businesses	2019	375	16	391	126	-	-
	2018	181	4	185	63	-	-

Total Company	2019	11,878	2,319	14,197	2,026	69	43
	2018	10,727	1,274	12,001	1,330	66	269

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the six months ended December 31, 2019 and 2018 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures
Contract Manufacturing	2019	$20,502	$4,286	$24,788	$3,177	$159	$101
	2018	19,153	2,455	21,608	2,328	131	287

Branded Proprietary Products	2019	4	10	14	(30)	-	-
	2018	119	19	138	42	-	-

Other Nutraceutical Businesses	2019	752	49	801	278	1	-
	2018	520	39	559	179	1	-

Total Company	2019	21,258	4,345	25,603	3,425	160	101
	2018	19,792	2,513	22,305	2,549	132	287

	Total Assets as of
	December 31,	June 30,
	2019	2019
Contract Manufacturing	$18,017	$17,580

Branded Proprietary Products
	395	427
Other Nutraceutical Businesses
	1,559	1,783
Total Company	$19,971	$19,790

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

For the six months ended December 31, 2019, our net sales increased by $3,298 to approximately $25,603 from approximately $22,305 in the six months ended December 31, 2018. Substantially all of the increase in net sales was from the Contract Manufacturing Segment of $3,180, and, to a lesser extent, from our Other Nutraceuticals Segment of $242, offset by a decrease in the Branded Proprietary Products of $124. Net sales increased in our Contract Manufacturing Segment by $3,180 primarily due to increased sales volumes to Life Extension and Herbalife in the amount of $1,694 and $1,520, respectively, offset by decreases in our other customers of net $34. For the six months ended December 31, 2019, we had operating income of approximately $1,681, an increase of approximately $789 from operating income of approximately $892 for the six months ended December 31, 2018. Our profit margins increased from approximately 11.4% of net sales in the six months ended December 31, 2018 to approximately 13.4% of net sales in the six months ended December 31, 2019, primarily as a result of the increased sales in our Contract Manufacturing Segment of approximately $3,180. Our consolidated selling and administrative expenses increased by approximately $87 or approximately 5.3% in the six months ended December 31, 2019 compared to the six months ended December 31, 2018.

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

The Covid-19, or coronavirus, outbreak has the potential to cause a disruption in our supply chain. Currently, some of our suppliers of certain materials used in the production of our supplements are located in China. Most materials may be obtained from more than one supplier, including suppliers outside of China.  However, due to port closures and other restrictions resulting from the coronavirus outbreak in China, these suppliers, located both inside and outside of China, may have limited supply of such materials, which will cause the price of such materials to increase.  As of February 12, 2020, we have not experienced any such supply chain disruptions.  We have taken measures to secure some surplus stock and have informed our customers who may be affected of the potential price increase.  We do not currently anticipate any negative impact to our margins resulting from the coronavirus outbreak; however, if we are unable to obtain the necessary materials to produce a supplement within our standard lead times, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to our customer.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2019, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2019 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2019	2018	2019	2018

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	85.7%	89.0%	86.6%	88.6%
Selling and administrative	5.8%	7.0%	6.8%	7.4%
	91.5%	96.0%	93.4%	96.0%
Income from operations	8.5%	4.0%	6.6%	4.0%

Other income (expense), net
Interest expense	(0.8% )	(1.6% )	(0.9% )	(1.7% )
Unrealized loss on investments	(0.2% )	-	(0.2% )	-
Change in fair value of derivative liabilities	-	-	-	0.0%
Other income, net	0.1%	0.1%	0.1%	0.0%
Other expense, net	(0.9% )	(1.5% )	(1.0% )	(1.7% )

Income before income taxes	7.6%	2.5%	5.6%	2.3%

Provision for income taxes	0.8%	1.3%	0.6%	1.0%

Net income	6.8%	1.2%	5.0%	1.3%

For the Six months ended December 31, 2019 compared to the Six months ended December 31, 2018

Sales, net. Sales, net, for the six months ended December 31, 2019 and 2018 were $25,603 and $22,305, respectively, an increase of 14.8%, and were comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2019	2018	2019 vs 2018	2019 vs 2018
	(amounts in thousands)
Contract Manufacturing:
US Customers	$20,502	$19,153	$1,349	7.0%
International Customers	4,286	2,455	1,831	74.6%
Net sales, Contract Manufacturing	24,788	21,608	3,180	14.7%

Branded Nutraceutical Products:
US Customers	4	119	(115)	(96.6% )
International Customers	10	19	(9)	(47.4% )
Net sales, Branded Nutraceutical Products	14	138	(124)	(89.9% )

Other Nutraceuticals:
US Customers	752	520	232	44.6%
International Customers	49	39	10	25.6%
Net sales, Other Nutraceuticals	801	559	242	43.3%

Total net sales	$25,603	$22,305	$3,298	14.8%

For the six months ended December 31, 2019 and 2018, a significant portion of our consolidated net sales, approximately 92% and 91%, respectively, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 68% and 27% and 70% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the six months ended December 31, 2019 and 2018, respectively. Innophos (a customer of our Other Nutraceutical Businesses), while not a significant customer of our consolidated net sales, represented approximately 18% and 6% of the Other Nutraceutical Businesses net sales in the six months ended December 31, 2019 and 2018, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $3,298 was primarily the result of increased net sales in our Contract Manufacturing Segment by $3,180 primarily due to increased sales volumes to Life Extension and Herbalife in the amounts of $1,694 and $1,520, respectively, offset by a combined decrease to our other customers of net $34.

Cost of sales. Cost of sales increased by approximately $2,422 to $22,178 for the six months ended December 31, 2019, as compared to $19,756 for the six months ended December 31, 2018 or approximately 12%. Cost of sales decreased as a percentage of sales to 86.6% for the six months ended December 31, 2019 as compared to 88.6% for the six months ended December 31, 2018. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 14.8%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the variances in sales.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $87, approximately 5% in the six months ended December 31, 2019 as compared to the six months ended December 31, 2018. As a percentage of sales, net, selling and administrative expenses were approximately 7% in each of the six months ended December 31, 2019 and 2018. The increase of $87 was primarily from increases in (i) salaries and employees benefits of approximately $94, as the result of increases in (a) the compensation of our newly appointed Co-Chief Executive Officers in May 2019 of $43 in the six months ended December 31, 2019 compared to the six months ended December 31, 2018;  (b) other staff salaries of $43 and (c) employee benefits due to increases in salary bases and medical insurance premium costs of $8; (ii) professional and consulting fees of approximately $16 primarily as the result of increased legal fees of approximately $21 from general legal counsel offset by a decrease of $5 in other professional consulting services; and (iii) employee stock compensation expense of $30 as a result of issuing stock options in May 2019 with no such expense in the period ended December 31, 2018. These increases were partially offset by a decrease of approximately $34 in amortization expense resulting from the full amortization of intangible assets on October 31, 2018.

Other income (expense), net. Other income (expense), net was approximately $261 for the six months ended December 31, 2019 compared to $374 for the six months ended December 31, 2018, and was composed of:

	Six months ended
	December 31,
	2019	2018
	(dollars in thousands)
Interest expense	$(233)	$(390)
Change in fair value of derivative liabilities	-	9
Unrealized loss on investments	(55)	-
Other income	27	7
Other income (expense), net	$(261)	$(374)

During the six month period ended December 31, 2018, the derivative liability was extinguished, resulting in the carrying value as of June 30, 2018 of $9, compared to a value of $0 as of December 31, 2018, due to the fact that the related derivative liability was no longer outstanding, resulting in a change of $9 for the six months ended December 31, 2018.

Our interest expense for the six months ended December 31, 2019 decreased by $157 from the six month period ended December 31, 2018, primarily resulting from the decrease in the interest rates on our Senior Credit Facility resulting from rate cuts in the federal funds borrowing rates of 0.75% and a 0.25% rate reduction in the refinancing with PNC Bank on May 15, 2019 (total savings of approximately $32) and from the payoff of the related party debt, also on May 15, 2019, in the aggregate amount of $2,400 resulting in reduce interest costs in the six months ended December 31, 2019 of approximately $65. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

Provision for income taxes. For the six months ended December 31, 2019 and 2018, we had a state income tax provision of approximately $158 and $101, respectively and a federal income tax benefit of $9 in the six months ended December 31, 2019, compared to a federal tax provision of $12 in the six months ended December 31, 2018. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the six months ended December 31, 2019 and 2018 was approximately $1,271 and $405, respectively. The increase of approximately $866 was primarily the result of increased operating income of $789 and decreased interest expense of $157, offset by an increase in selling and administrative expenses of $87.

For the Three Months Ended December 31, 2019 compared to the Three Months Ended December 31, 2018

Sales, net. Sales, net, for the three months ended December 31, 2019 and 2018 were $14,197 and $12,001, respectively, an increase of 18.3%, and were comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2019	2018	2019 vs 2018	2019 vs 2018
	(amounts in thousands)
Contract Manufacturing:
US Customers	$11,501	$10,498	$1,003	9.6%
International Customers	2,303	1,258	1,045	83.1%
Net sales, Contract Manufacturing	13,804	11,756	2,048	17.4%

Branded Nutraceutical Products:
US Customers	2	48	(46)	(95.8%)
International Customers	-	12	(12)	(100.0%)
Net sales, Branded Nutraceutical Products	2	60	(58)	(96.7%)

Other Nutraceuticals:
US Customers	375	181	194	107.2%
International Customers	16	4	12	300.0%
Net sales, Other Nutraceuticals	391	185	206	111.4%

Total net sales	$14,197	$12,001	$2,196	18.3%

In each of the three months ended December 31, 2019 and 2018 a significant portion of our consolidated net sales, approximately 93%, was concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 70% and 26% in the three months ended December 31, 2019 and 75% and 20% in the three months ended December 31, 2018, respectively, of our Contract Manufacturing Segment’s net sales. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $2,196 was primarily the result of net sales increasing in our Contract Manufacturing Segment of $2,048, primarily due to increased sales volumes to our major customers, Herbalife of approximately $1,296 and Life Extension of approximately $732, in the three months ended December 31, 2019, compared to the comparable prior period.

Cost of sales. Cost of sales increased by $1,500, approximately 14%, to $12,171 for the three months ended December 31, 2019, as compared to $10,671 for the three months ended December 31, 2018. Cost of sales decreased as a percentage of sales to 86% for the three months ended December 31, 2019 as compared to 89% for the three months ended December 31, 2018. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 18%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales in each such other two segments.

Selling and Administrative Expenses. There was a slight decrease in selling and administrative expenses of $22 in the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, less than 3.0%. As a percentage of sales, net, selling and administrative expenses were approximately 6% and 7% for the three months ended December 31, 2019 and 2018, respectively. The decrease was primarily due to a decrease in professional and consulting fees of approximately $36 ($25 in general legal and $11 in other professional consulting fees), as the result of timing of the performance of such services throughout the year, offset in part, by an increase in salaries and employee benefits of approximately $17. No other expense within our selling and administrative expenses changed by more than $15.

Other income (expense), net. Other income (expense), net was approximately $134 and $183 for the three months ended December 31, 2019 and 2018, respectively, and was composed of:

	Three months ended
	December 31,
	2019	2018
	(dollars in thousands)
Interest expense	$(109)	$(190)
Unrealized loss on investments	(31)	-
Other income	6	7
Other income (expense), net	$(134)	$(183)

Our interest expense for the three months ended December 31, 2019 decreased by $81 from the three month period ended December 31, 2018, primarily resulting from the decrease in the interest rates on our Senior Credit Facility resulting from rate cuts in the federal funds borrowing rates of 0.50% and a 0.25% rate reduction in the refinancing with PNC Bank on May 15, 2019 (total savings of approximately $16) and from the payoff of the related party debt, also on May 15, 2019, in the aggregate amount of $2,400 resulting in reduce interest costs in the three months ended December 31, 2019 of approximately $33.

Provision for income taxes. For the three months ended December 31, 2019 and 2018, we had a state income provision of approximately $115 and $74, respectively, and a federal income tax benefit of $3 and $16, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized. The state tax expense is the result of MDC and Chem using all of the state net operating losses. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

Net income (loss). We had net income for the three months ended December 31, 2019 and 2018 of $959 and $246, respectively. The increase in net income of approximately $713 was primarily the result of increased operating income of $718 and decreased federal and state income taxes, net of $54, offset by a decrease in other expenses of $49.

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

The nutraceutical business can be seasonal.  Due to our current customer base in our contract manufacturing segment, our fiscal quarter ending December 31st each year tends to be more than our average quarterly volume for the other three fiscal quarters in the fiscal year.  This increase is based on their forecast of their customer base.

 Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2019	2018
	(dollars in thousands)

Net cash provided by (used in) operating activities	$1,058	$(914)
Net cash used in investing activities	$(98)	$(294)
Net cash (used in) provided by financing activities	$(1,368)	$1,025

Cash at end of period	$67	$45

At December 31, 2019, our working capital was approximately $2,243, an increase of $517 from our working capital of $1,726 at June 30, 2019. An increase in our current assets of $457 and a decrease of $60 in our current liabilities resulted in the increase in our working capital of $517 since June 30, 2019.

Operating Activities

Net cash provided by operating activities of $1,058 in the six months ended December 31, 2019 includes net income of approximately $1,271. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $1,746. Net cash used in our operations in the six months ended December 31, 2019 from our working capital assets and liabilities in the amount of approximately $688 was primarily the result of cash used in accounts receivable of $441 and inventories of $471 and a decrease in obligations under operating leases of $234 offset by an aggregate increase in accounts payable, accrued expenses and other liabilities of $475.

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

Investing Activities

Cash used in investing activities in the six months ended December 31, 2019 and 2018, of approximately $98 and $294, respectively, was used primarily for the purchase of machinery and equipment of $101 and $287, respectively.

Financing Activities

Cash used in financing activities was approximately $1,368 for the six months ended December 31, 2019, and was from repayments of advances under our revolving credit facility of $24,469 and principal payments under our term notes in the amount of $610, offset, in part, by advances under our revolving credit facility of approximately $23,826.

Cash provided by financing activities was approximately $1,025 for the six months ended December 31, 2018, and was from advances under our revolving credit facility of $22,899, offset in part, by repayments of advances under our revolving credit facility of $21,467, principal payments under our term notes in the amount of $330 and payments under capitalized lease obligations of $101.

As of December 31, 2019, we had cash of $67, funds available under our revolving credit facility of approximately $1,980 and working capital of approximately $2,243. Our working capital includes $5,191 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $1,681 in the six months ended December 31, 2019. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility, will support our working capital requirements at least through the period ending February 12, 2021.

Our total annual commitments at December 31, 2019 for long term non-cancelable leases of approximately $565 consisted of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2019 and 2018 were approximately $101 and $287, respectively. The Company has budgeted approximately $450 for capital expenditures for fiscal year 2020. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes made to the risk factors listed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except as follows:

The coronavirus outbreak has the potential to cause a disruption in our supply chain.

The Covid-19, or coronavirus, outbreak has the potential to cause a disruption in our supply chain.  Currently, some of our suppliers of certain materials used in the production of our supplements are located in China.  Most of these materials may be obtained by more than one supplier, including suppliers outside of China.  However, due to port closures and other restrictions resulting from the coronavirus outbreak in China, these suppliers, located both inside and outside of China, may have limited supply of the materials, which will cause the price of such materials to increase. These and other disruptions would likely impact our sales and operating results.  If we are unable to obtain the necessary materials to produce a supplement within our standard lead times, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to our customer.  In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)     Exhibits

Exhibit

Number

31.1	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Co-Chief Executive Officers.
31.2	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Co-Chief Executive Officers.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the six months ended December 31, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the six months ended December 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 12, 2020	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: February 12, 2020	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President