Form 10-Q
period 2020-03-31
INTEGRATED BIOPHARMA INC
filed 2020-05-13
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Yes         No __X__

As of May 13, 2020, there were 29,565,943 shares of common stock, $0.002 par value per share (“Common Stock”), of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three and Nine Months Ended March 31, 2020

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Sales, net	$13,631	$14,088	$39,234	$36,393

Cost of sales	11,779	11,995	33,957	31,750

Gross profit	1,852	2,093	5,277	4,643

Selling and administrative expenses	892	856	2,636	2,513

Operating income	960	1,237	2,641	2,130

Other income (expense), net
Interest expense	(96)	(196)	(329)	(586)
Change in fair value of derivative liabilities	-	-	-	9
Realized gain on investment	49	-	49	-
Unrealized gain on investment	90	-	35	-
Other income, net	-	25	27	32
Other income (expense), net	43	(171)	(218)	(545)

Income before income taxes	1,003	1,066	2,423	1,585

Provision for income taxes	67	143	216	257

Net income	$936	$923	$2,207	$1,328

Basic earnings per common share	$0.03	$0.03	$0.07	$0.05

Diluted earnings per common share	$0.03	$0.03	$0.07	$0.05

Weighted average common shares outstanding - basic	29,565,943	29,565,943	29,565,943	28,719,452
Add: Equivalent shares outstanding	1,319,380	542,782	1,113,309	582,525
Weighted average common shares outstanding - diluted	30,885,323	30,108,725	30,679,252	29,301,977

See accompanying notes to condensed consolidated financial

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2020	2019
Assets
Current Assets:
Cash	$565	$475
Accounts receivable, net	4,272	4,439
Inventories	10,066	8,819
Other current assets	394	346
Total current assets	15,297	14,079

Property and equipment, net	1,698	1,778
Operating lease right-of-use assets (includes $2,901 and $3,236 with a related party)	2,943	3,284
Deferred tax assets, net	596	534
Security deposits and other assets	111	115
Total Assets	$20,645	$19,790

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$3,425	$5,834
Accounts payable (includes $3 and $67 due to related party)	6,111	3,855
Accrued expenses and other current liabilities	1,219	1,147
Current portion of long term debt, net	1,149	1,047
Current portion of operating lease liabilities (includes $463 and $450 with a related party)	484	470
Total current liabilities	12,388	12,353

Operating lease liabilities (includes $2,445 and $2,793 with a related party)	2,465	2,822
Long term debt, net	1,648	2,722
Total liabilities	16,501	17,897

Commitments and Contingencies

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,600,843 shares issued and 29,565,943 shares
outstanding, respectively	59	59
Additional paid-in capital	50,241	50,197
Accumulated deficit	(46,057)	(48,264)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	4,144	1,893
Total Liabilities and Stockholders' Equity	$20,645	$19,790

See accompanying notes to condensed consolidated financial

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(in thousands, except shares)
(Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2020:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2019	29,600,843	$59	$50,197	$(48,264)	34,900	$(99)	$1,893

Stock compensation expense for employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	312	-	-	312
Balance, September 30, 2019	29,600,843	59	50,212	(47,952)	34,900	(99)	2,220

Stock compensation expense for employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	959	-	-	959
Balance, December 31, 2019	29,600,843	59	50,227	(46,993)	34,900	(99)	3,194

Stock compensation expense for employee stock options	-	-	14	-	-	-	14
Net income	-	-	-	936	-	-	936
Balance, March 31, 2020	29,600,843	$59	$50,241	$(46,057)	34,900	$(99)	$4,144

FOR THE NINE MONTHS ENDED MARCH 31, 2019:
							Total Stockholders'
	Common Stock		Additional	Accumulated	Treasury Stock		(Deficiency)
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, June 30, 2018	21,170,074	$42	$44,773	$(49,952)	34,900	$(99)	$(5,236)

Shares issued upon conversion of
CD Financial, LLC Convertible Note, net	8,230,769	17	5,256	-	-	-	5,273
Net income	-	-	-	159	-	-	159
Balance, September 30, 2018	29,400,843	59	50,029	(49,793)	34,900	(99)	196

Shares issued upon exercise of employee stock options	200,000	-	24	-	-	-	24
Net income	-	-	-	246	-	-	246
Balance, December 31, 2018	29,600,843	59	50,053	(49,547)	34,900	(99)	466

Net income	-	-	-	923	-	-	923
Balance, March 31, 2019	29,600,843	$59	$50,053	$(48,624)	$34,900	$(99)	$1,389

See accompanying notes to condensed consolidated financial

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended
	March 31,
	2020	2019
Cash flows provided by operating activities:
Net income	$2,207	$1,328
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	239	234
Amortization of operating lease right-of-use assets	341	338
Stock based compensation	44	-
Change in deferred tax assets	(101)	49
Realized gain on sale of iBio, Inc. shares	(49)	-
Unrealized (gain) loss on investment	(35)	-
Other, net	11	50
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	166	(1,161)
Inventories	(1,247)	(2,807)
Other current assets	(7)	(29)
Security deposits and other assets	(4)	(3)
(Decrease) increase in:
Accounts payable	2,256	1,852
Accrued expenses and other liabilities	71	189
Operating lease obligations	(343)	(339)
Net cash provided by (used in) operating activities	3,549	(299)

Cash flows from investing activities:
Purchase of property and equipment	(158)	(350)
Proceeds from sale of investment	85	-
Proceeds from sale of machinery and equipment	3	-
Cash contribution in AgroSport LLC	-	(8)
Net cash used in investing activities	(70)	(358)

Cash flows from financing activities:
Advances under revolving credit facility	35,190	35,574
Proceeds from sales/lease back of equipment	-	233
Proceeds from exercise of employee stock options	-	24
Repayments of advances under revolving credit facility	(37,599)	(34,322)
Repayments under term note payables	(823)	(475)
Repayments under finance lease obligations	(157)	(174)
Net cash (used in) provided by financing activities	(3,389)	860

Net increase in cash	90	203
Cash at beginning of period	475	228
Cash at end of period	$565	$431

Supplemental disclosures of cash flow information:
Interest paid	$323	$568
Income taxes paid	$303	$193

See accompanying notes to condensed consolidated financial

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (“Form 10-K”), as filed with the SEC. The June 30, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results for the full fiscal year ending June 30, 2020 or for any other period.

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

The following options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Anti-dilutive stock options	-	150,000	-	150,000
Total anti-dilutive shares	-	150,000	-	150,000

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2020	2019

Raw materials	$7,185	$4,550
Work-in-process	1,555	2,325
Finished goods	1,326	1,944
Total	$10,066	$8,819

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2020	2019

Land and building	$1,250	$1,250
Leasehold improvements	1,287	1,282
Machinery and equipment	6,428	6,280
Transportation equipment	6	6
	8,971	8,818
Less: Accumulated depreciation and amortization	(7,273)	(7,040)
Total	$1,698	$1,778

Depreciation and amortization expense recorded on property and equipment was $79 and $69 for the three months and $239 and $201 for nine months ended March 31, 2020 and 2019, respectively. Additionally, the Company disposed of fully depreciated property of $6 and $38 in the nine months ended March 31, 2020 and 2019, respectively and recognized a gain of $3 and $0 in the nine months ended March 31, 2020 and 2019, respectively.

Note 4. Senior Credit Facility and other Long Term Debt

As of March 31, 2020 and June 30, 2019, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of March 31, 2020	As of June 30, 2019
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$3,425	$5,834	*	5/15/2024
Installment Note with PNC Bank	2,727	3,542	*	5/15/2024
Installment Note with PNC Equipment Finance	-	8	4.57%	7/29/2019
Capitalized lease obligations	113	269	4.01% - 9.38%	4/25/2020 - 12/9/2020
Total outstanding debt	6,265	9,653
Less: Revolving Advances	(3,425)	(5,834)
Prepaid financing costs	(43)	(50)
Current portion of long term debt, net	(1,149)	(1,047)
Long term debt, net	$1,648	$2,722

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. (the "iBio Stock") owned by the Company. Revolving Advances bear interest at PNC’s Base Rate or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bears interest at PNC’s Base Rate or the Eurodollar Rate at Borrowers’ option, plus 3.00%.

As of March 31, 2020 and June 30, 2019, the Company had amounts outstanding utilizing the Eurodollar Rate of $0 and $4,250 under the Revolving Advances and $0 and $3,455 under the Term Note, respectively, with interest rates as of March 31, 2020 and June 30, 2019 as follows (based on the respective base rate plus 2.50% on Revolving Advances and 3.00% on the Term Note in effect as of the respective dates):

	March 31,	June 30,
	2020	2019
Revolving Credit Facility:
Base Rate Interest	3.25%	5.50%
Eurodollar Rate	N/A	4.881%
Term Loan:
Base Rate Interest	3.50%	5.75%
Eurodollar Rate	N/A	5.381% and 5.3838%

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. In the nine months ended March 31, 2020, the Company repaid an additional $85 on the Term Note with the net proceeds from the sale of 40,000 shares of iBio Stock. As of March 31, 2020, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

OTHER LONG TERM DEBT

Paycheck Protection Program Term Note. On April 29, 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with PNC in the amount of $1,639. The PPP Note has an interest rate of 1% and a maturity date of April 29, 2022. The PPP Note was issued by PNC Bank to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements. The amount of the forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Program, including the provisions of Section 1106 of the CARES Act. No more than 25% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program. There are no payments of interest or principal amortization due under the PPP Note until November 15, 2020. Any amounts not forgiven under the Program will be payable in 18 equal installments of principal plus any interest owed on the payment date.

If the Company fails to make timely payments under the PPP Note, PNC will charge the Company a late payment fee equal to the lesser of 5% of the amount of such payment or $100. In the event of Default, as defined in the PPP Note, the default rate of interest will be 5% in excess of the interest rate then in effect under the PPP Note.

Capitalized Lease Obligations. On February 25, 2020 and April 25, 2020, the separate capitalized lease obligations entered into by the Company on February 14, 2018 and April 17, 2018, with Marlin Equipment Finance in the amount of $38 and $15, respectively, which leases were secured by certain machinery and equipment, were satisfied with all payments being made under the capitalized lease obligations. The lease payments were approximately $2 and $1, respectively, and had imputed interest rates of 9.26% and 9.38%, respectively.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended March 31, 2020 and 2019, approximately 91% and 92%, of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 64% and 26% and 72% and 22% in the three months ended March 31, 2020 and 2019, respectively. In each of the nine months ended March 31, 2020 and 2019, approximately 92% of consolidated net sales were derived from the same two customers and net sales to these two customers represented approximately 67% and 27% in the nine month periods ended March 31, 2020 and 71% and 24% of net sales in the nine months ended March 31, 2019, respectively. Accounts receivable from these two major customers represented approximately 82% and 88% of total net accounts receivable as of March 31, 2020 and June 30, 2019, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 71% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2018 and will expire on August 31, 2021.

The Covid-19, or coronavirus, outbreak has the potential to cause a disruption in the Company's supply chain. Currently, some of the Company's suppliers of certain materials used in the production of our supplements are located in China, other impacted countries or states within the United States. Most of these materials may be obtained by more than one supplier. However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of the materials, which will cause the price of such materials to increase. These and other disruptions would likely impact the Company's sales and operating results. If we are unable to obtain the necessary materials to produce a supplement within the Company's standard lead times, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to the Company's customers. In addition, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the United States, resulting in an economic downturn that could affect demand for the Company's products and impact the Company's operating results.

Note 6. Leases and other Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of less than 1 year to less than 6 years.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended March 31, 2020 and 2019, were as follows:

	2020			2019
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$142	$24	$166	$141	$23	$164

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$14	$14	$-	$22	$22
Interest on operating lease liabilities	-	3	3	-	5	5
Total finance lease cost	$-	$17	$17	$-	$27	$27

The components of lease expense for the nine months ended March 31, 2020 and 2019, were as follows:

	2020			2019
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$425	$80	$505	$423	$72	$495

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$43	$43	$-	$55	$55
Interest on operating lease liabilities	-	11	11	-	12	12
Total finance lease cost	$-	$54	$54	$-	$67	$67

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

Rent expense and lease amortization costs for the three months ended March 31, 2020 and 2019 on these leases were $216 and $203, respectively and $647 and $630 for the nine month periods ended March 31, 2020 and 2019, respectively and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2020 and June 30, 2019, the Company had outstanding current obligations to Vitamin Realty of $3 and $67, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $2,908 and $3,243 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet as of March 31, 2020 and June 30, 2019, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through March, 2025, related to machinery and equipment and office equipment.

As of March 31, 2020, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,901	$463	$2,445	$3,244
Machinery and equipment leases	18	11	7	19
Office equipment leases	24	10	13	25
	$2,943	$484	$2,465	$3,288

As of June 30, 2019, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,236	$450	$2,793	$3,668
Machinery and equipment leases	26	11	15	27
Office equipment leases	22	9	14	24
	$3,284	$470	$2,822	$3,719

As of March 31, 2020 and June 30, 2019, the Company’s weighted average discount rate and remaining term on lease liabilities were approximately 3.75% and 3.76% and 5.6 years and 6.4 years, respectively.

Supplemental cash flows information related to leases for the nine months ended March 31, 2020, was as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$424	$75	$499
Operating cash flows from finance leases	-	11	11
Financing cash flows from finance lease obligations	-	157	157

Supplemental cash flows information related to leases for the nine months ended March 31, 2019, was as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$424	$72	$496
Operating cash flows from finance leases	-	12	12
Financing cash flows from finance lease obligations	-	174	174

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

In the nine months ended March 31, 2020, the Company renewed, for one year, an operating lease for office space with an annual commitment of $25 and entered into a five-year lease agreement for the rental of office equipment with an annual commitment of $2.

Maturities of operating lease liabilities as of March 31, 2020 were as follows:

	Operating	Related Party	Capitalized
Year ending	Lease	Operating Lease	Lease
June 30,	Commitment	Commitment	Obligations	Total

2020, remaining	$5	$141	$39	$185
2021	23	565	77	605
2022	10	565	-	575
2023	2	565	-	567
2024	2	564	-	566
2025	1	533	-	534
Thereafter	-	311	-	311
Total minimum lease payments	43	3,244	116	3,403
Imputed interest	(2)	(336)	(3)	(341)
Total	$41	$2,908	$113	$3,062

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $257 and $249 and $783 and $756 for the three and nine months ended March 31, 2020 and 2019, respectively. Rent and lease amortization is included in cost of sales, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

The Company has divided its operations into three reportable segments as follows: Contract Manufacturing, Branded Proprietary Products and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe, for the three months ended March 31, 2020 and 2019 were $2,573 and $1,878, respectively and for the nine months ended March 31, 2020 and 2019 were $6,918 and $4,391, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended March 31, 2020 and 2019 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2020	$10,775	$2,558	$13,333	$1,772	$78	$49
	2019	11,913	1,875	13,788	1,994	68	63

Branded Proprietary Products	2020	1	2	3	(36)	-	2
	2019	14	3	17	7	-	-

Other Nutraceutical Businesses	2020	282	13	295	116	1	6
	2019	283	-	283	92	1	-

Total Company	2020	11,058	2,573	13,631	1,852	79	57
	2019	12,210	1,878	14,088	2,093	69	63

Financial information relating to the nine months ended March 31, 2020 and 2019 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures
Contract Manufacturing	2020	$31,277	$6,844	$38,121	$4,949	$237	$150
	2019	31,066	4,330	35,396	4,323	199	350

Branded Proprietary Products	2020	5	12	17	(67)	-	2
	2019	133	22	155	49	-	-

Other Nutraceutical Businesses	2020	1,034	62	1,096	395	2	6
	2019	803	39	842	271	2	-

Total Company	2020	32,316	6,918	39,234	5,277	239	158
	2019	32,002	4,391	36,393	4,643	201	350

	Total Assets as of
	March 31,	June 30,
	2020	2019
Contract Manufacturing	$18,416	$17,580
Branded Proprietary Products	357	427
Other Nutraceutical Businesses	1,872	1,783
Total Company	$20,645	$19,790

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

For the nine months ended March 31, 2020, our net sales increased by $2,841 to approximately $39,234 from approximately $36,393 in the nine months ended March 31, 2019. Substantially all of the increase in net sales was from the Contract Manufacturing Segment of $2,725, and, to a lesser extent, from our Other Nutraceuticals Segment of $254, offset by a decrease in the Branded Proprietary Products of $138. Net sales increased in our Contract Manufacturing Segment by $2,725 primarily due to increased sales volumes to Herbalife and Life Extension in the amounts of $2,010 and $688, respectively. For the nine months ended March 31, 2020, we had operating income of approximately $2,641, an increase of approximately $511 from operating income of approximately $2,130 for the nine months ended March 31, 2019. Our profit margins increased from approximately 12.8% of net sales in the nine months ended March 31, 2019 to approximately 13.5% of net sales in the nine months ended March 31, 2020, primarily as a result of the increased sales in our Contract Manufacturing Segment of approximately $2,725. Our consolidated selling and administrative expenses increased by approximately $123 or approximately 4.9% in the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019.

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

The Covid-19, or coronavirus outbreak, has the potential to cause a disruption in our supply chain.  Currently, some of our suppliers of certain materials used in the production of our supplements are located in China, other impacted countries or states within the United States. Most materials may be obtained from more than one supplier.  However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of such materials, which will cause the price of such materials to increase.  As of May 13, 2020, we have delays, however; have not experienced a significant disruption in the supply chain for our raw materials.  We have taken measures to secure some surplus stock and have informed our customers who may be affected of the potential price increase.  In addition, the significant outbreak of this contagious diseases in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

While, as of May 13, 2020, we have not experienced a major disruption in the supply chain for our manufactured products, we have, however, seen a disruption in the supply chain for personal protection equipment (“PPE”) and cleaning supplies used in our manufacturing facilities in accordance with our standard operating procedures and the updated guidelines issued by the Centers for Disease Control and Prevention (the “CDC”) for personal safety. The U.S. Department of Labor Occupational Safety and Health Administration has adopted the CDC guidelines and as such we are required to provide the PPE for our employees to wear while working.  When we obtain items for which there is a shortage, such as face masks, gloves and other PPE, the cost of such items is substantially higher than the historical costs.  This may impact our future gross margins.  Additionally, if we are unable to obtain cleaning supplies, we may have to temporarily close areas of production until the needed supplies are obtained.

We do not currently anticipate any negative impact to our margins resulting from the coronavirus outbreak, however; if we are unable to obtain the necessary materials to produce a supplement within our standard lead times it may delay the production and shipment of those supplements or the necessary PPE and cleaning supplies, thereby shifting the timing of recognizing the resulting sale to our customer.

While our facilities have remained open during the State of New Jersey lockdown as an essential business, there can be no assurances that we will continue to operate if the Governor of New Jersey should modify or issue new executive orders prohibiting our facilities to remain open.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2020, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2019 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2020	2019	2020	2019

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	86.4%	85.1%	86.6%	87.2%
Selling and administrative	6.5%	6.1%	6.7%	6.9%
	92.9%	91.2%	93.2%	94.1%
Income from operations	7.1%	8.8%	6.8%	5.9%

Other income (expense), net
Interest expense	(0.7% )	(1.4% )	(0.8% )	(1.6% )
Realized gain on investment	0.3%	-	0.1%	-
Unrealized gain on investment	0.7%	-	0.1%	-
Change in fair value of derivative liabilities	-	-	-	0.0%
Other income, net	-	0.2%	0.1%	0.1%
Other income (expense), net	0.3%	(1.2% )	(0.5% )	(1.5% )

Income before income taxes	7.4%	7.6%	6.2%	4.4%

Provision for income taxes	0.5%	1.0%	0.6%	0.7%

Net income	6.9%	6.6%	5.6%	3.7%

For the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019

Sales, net. Sales, net, for the nine months ended March 31, 2020 and 2019 were $39,234 and $36,393, respectively, an increase of 7.8%, and were comprised of the following:

	Nine Months Ended		Dollar	Percentage
	March 31,		Change	Change
	2020	2019	2020 vs 2019	2020 vs 2019
	(amounts in thousands)
Contract Manufacturing:
US Customers	$31,277	$31,066	$211	0.7%
International Customers	6,844	4,330	2,514	58.1%
Net sales, Contract Manufacturing	38,121	35,396	2,725	7.7%

Branded Nutraceutical Products:
US Customers	5	133	(128)	(96.2% )
International Customers	12	22	(10)	(45.5% )
Net sales, Branded Nutraceutical Products	17	155	(138)	(89.0% )

Other Nutraceuticals:
US Customers	1,034	803	231	28.8%
International Customers	62	39	23	59.0%
Net sales, Other Nutraceuticals	1,096	842	254	30.2%

Total net sales	$39,234	$36,393	$2,841	7.8%

For the nine months ended March 31, 2020 and 2019, a significant portion of our consolidated net sales, approximately 91% and 92%, respectively, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 67% and 27% and 71% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the nine months ended March 31, 2020 and 2019, respectively. Innophos (a customer of our Other Nutraceutical Businesses), while not a significant customer of our consolidated net sales, represented approximately 13% and 15% of the Other Nutraceutical Businesses net sales in the nine months ended March 31, 2020 and 2019, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $2,841 was primarily the result of increased net sales in our Contract Manufacturing Segment by $2,725 primarily due to increased sales volumes to Herbalife and Life Extension in the amounts of $2,010 and $688, respectively.

Cost of sales. Cost of sales increased by approximately $2,207 to $33,957 for the nine months ended March 31, 2020, as compared to $31,750 for the nine months ended March 31, 2019 or approximately 7%. Cost of sales decreased as a percentage of sales to 86.5% for the nine months ended March 31, 2020 as compared to 87.2% for the nine months ended March 31, 2019. The increase in the cost of goods sold amount is consistent with the increased net sales of approximately 7.8%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the variances in sales.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $123, approximately 5% in the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019. As a percentage of sales, net, selling and administrative expenses was approximately 7% for each of the nine month periods ended March 31, 2020 and 2019. The increase of $123 was primarily from increases in (i) salaries and employees benefits of approximately $103, as the result of increases in (a) the compensation of our newly appointed Co-Chief Executive Officers in May 2019 of $61 in the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019;  (b) other staff salaries of $34 and (c) employee benefits due to increases in salary bases and medical insurance premium costs of $8; (ii) professional and consulting fees of approximately $54 primarily as the result of increased legal fees of approximately $28 from general legal counsel and an increase of $26 in other professional consulting services; and (iii) employee stock compensation expense of $44 as a result of issuing stock options in May 2019 with no such expense in the period ended March 31, 2019. These increases were partially offset by a decrease of approximately $34 in amortization expense resulting from the full amortization of intangible assets on October 31, 2018 and other expenses of $46 with no one expense component decreasing by more than approximately $12.

Other income (expense), net. Other income (expense), net was approximately $218 for the nine months ended March 31, 2020 compared to $545 for the nine months ended March 31, 2019, and was composed of:

	Nine months ended
	March 31,
	2020	2019
	(dollars in thousands)
Interest expense	$(329)	$(586)
Change in fair value of derivative liabilities	-	9
Realized gain on investment	49	-
Unrealized gain on investment	35	-
Other income	27	32
Other income (expense), net	$(218)	$(545)

Our interest expense for the nine months ended March 31, 2020 decreased by $257 from the nine month period ended March 31, 2019, primarily resulting from the decrease in the interest rates on our Senior Credit Facility resulting from rate cuts in the federal funds borrowing rates of 2.00% and a 0.25% rate reduction in the refinancing with PNC on May 15, 2019 (total savings of approximately $156) and from the payoff of the related party debt, also on May 15, 2019, in the aggregate amount of $2,400 resulting in reduce interest costs in the nine months ended March 31, 2020 of approximately $98.

During the nine month period ended March 31, 2019, the derivative liability was extinguished, resulting in the carrying value as of June 30, 2018 of $9, compared to a value of $0 as of March 31, 2019, resulting in a change of $9 for the nine months ended March 31, 2019.

In the nine months ended March 31, 2020, we sold 40,000 shares of iBio Stock for a gain of $49 with no such sales in the nine months ended March 31, 2019. Also, in the nine months ended March 31, 2020, we had an unrealized gain on the remaining iBio Stock of approximately $35 compared to no unrealized gains on investments in the nine months ended March 31, 2019.

Provision for income taxes. For the nine months ended March 31, 2020 and 2019, we had a state income tax provision of approximately $318 and $216, respectively and a federal income tax benefit of $102 in the nine months ended March 31, 2020, compared to a federal tax expense of $41 in the nine months ended March 31, 2019. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

The increase in state tax expense of approximately $102 includes the recognition of an increased amount owed from the tax provision for the fiscal year ended June 30, 2019 to the tax return filed in March 2020 in the amount of $40. The balance of the increase is from a change in the effective rate for the State of New Jersey on the taxable income of MDC to include a 2.5% surcharge for the fiscal year ending June 30, 2020 and the increased taxable income in the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 in the approximate amount of $315. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

The federal tax benefit of $102 in the nine-month period ended March 31, 2020 includes the recognition of the change from the tax provision for the fiscal year ended June 30, 2019 to the tax return filed in March 2020 in the amount of $40 relating to our alternative minimum tax carryover due from payments made in prior years.

Net income. Our net income for the nine months ended March 31, 2020 and 2019 was approximately $2,207 and $1,328, respectively. The increase of approximately $879 was primarily the result of increased operating income of $511 and decreased interest expense of $257, offset by an increase in selling and administrative expenses of $123.

For the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Sales, net. Sales, net, for the three months ended March 31, 2020 and 2019 were $13,631 and $14,088, respectively, a decrease of 3.2%, and were comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2020	2019	2020 vs 2019	2020 vs 2019
	(amounts in thousands)
Contract Manufacturing:
US Customers	$10,775	$11,913	$(1,138)	(9.6%	)
International Customers	2,558	1,875	683	36.4%
Net sales, Contract Manufacturing	13,333	13,788	(455)	(3.3%	)

Branded Nutraceutical Products:
US Customers	1	14	(13)	(92.9%	)
International Customers	2	3	(1)	(33.3%	)
Net sales, Branded Nutraceutical Products	3	17	(14)	(82.4%	)

Other Nutraceuticals:
US Customers	282	283	(1)	(0.4%	)
International Customers	13	-	13	100.0%
Net sales, Other Nutraceuticals	295	283	12	4.2%

Total net sales	$13,631	$14,088	$(457)	(3.2%	)

In the three months ended March 31, 2020 and 2019, a significant portion of our consolidated net sales, approximately 91% and 92%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 64% and 26% in the three months ended March 31, 2020 and 72% and 22% in the three months ended March 31, 2019, respectively, of our Contract Manufacturing Segment’s net sales. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $457 was primarily the result of net sales decreasing in our Contract Manufacturing Segment of $455, primarily due to decreased sales volumes to one of our major customer, Life Extension of approximately $1,006, offset by an increase in sales volumes with Herbalife of approximately $491, and other customers of approximately $60 in the three months ended March 31, 2020, compared to the comparable prior period.

Cost of sales. Cost of sales decreased by $216, approximately 2%, to $11,779 for the three months ended March 31, 2020, as compared to $11,995 for the three months ended March 31, 2019. Cost of sales as a percentage of sales was approximately 85% in the three months ended March 31, 2020 compared to approximately 86% for the three months ended March 31, 2019. The decrease in the cost of goods sold amount is consistent with the decreased net sales of approximately 3% as well as the increase in the cost of goods sold as a percentage, as the fixed overhead expenses did not change from period to period.

Selling and Administrative Expenses. There was a slight increase in selling and administrative expenses of $36 in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, approximately 4.2%. As a percentage of sales, net, selling and administrative expenses were approximately 7% for each of the three month periods ended March 31, 2020 and 2019. The decrease was primarily due to an increase in professional and consulting fees of approximately $38 ($7 in general legal and $31 in other professional consulting fees), as the result of timing of the performance of such services throughout the year. No other expense within our selling and administrative expenses changed by more than $16.

Other income (expense), net. Other income (expense), net was approximately $43 and ($171) for the three months ended March 31, 2020 and 2019, respectively, and was composed of:

	Three months ended
	March 31,
	2020	2019
	(dollars in thousands)
Interest expense	$(96)	$(196)
Realized gain on investment	49	-
Unrealized gain on investment	90	-
Other income	-	25
Other income (expense), net	$43	$(171)

Our interest expense for the three months ended March 31, 2020 decreased by $100 from the three month period ended March 31, 2019, primarily resulting from the decrease in the interest rates on our Senior Credit Facility resulting from rate cuts in the federal funds borrowing rates of 1.50% in the three month period ended March 31, 2020 and offset by approximately 0.25% rate savings with electing Eurodollar Rate option available in the Senior Credit Facility in the three months ended March 31, 2019. Additionally, the Company had approximately $581 of less average total senior debt outstanding in the three month period ended March 31, 2020, resulting in combined savings of approximately $33 and from the payoff of the related party debt, on May 15, 2019, in the aggregate amount of $2,400 resulting in reduce interest costs in the three months ended March 31, 2020 of approximately $33.

In the three months ended March 31, 2020, we sold 40,000 shares of iBio Stock for a gain of $49 with no such sales in the three months ended March 31, 2019. Also, in the three months ended March 31, 2020, we had an unrealized gain on the remaining iBio Stock of approximately $90 compared to no unrealized gain or loss on investment in the three months ended March 31, 2019.

Provision for income taxes. For the three months ended March 31, 2020 and 2019, we had a state income tax provision of approximately $160 and $115, respectively. For the three months ended March 31, 2020, we had a federal income tax benefit of $93 and a federal tax expense of $29 for the three months ended March 31, 2019. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, that it is “more likely than not” the Company’s deferred tax assets may not be fully realized.

The increase in state tax expense of approximately $45 was primarily the result the recognition of an increased amount owed from the tax provision for the fiscal year ended June 30, 2019 to the tax return filed in March 2020 in the amount of $40. The balance of the increase is from a change in the effective rate for the State of New Jersey on the taxable income of MDC to include a 2.5% surcharge for the fiscal year ending June 30, 2020. All of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes.

The federal tax benefit of $93 in the three-month period ended March 31, 2020 includes the recognition of the change from the tax provision for the fiscal year ended June 30, 2019 to the tax return filed in March 2020 in the amount of $40 relating to our alternative minimum tax carryover due from payments made in prior years.

Net income. We had net income for the three months ended March 31, 2020 and 2019 of $936 and $923, respectively. The increase in net income of approximately $13 was primarily the result of decreased other income (expense), net of $214, decreased provision of income taxes of $76, offset by a decrease in operating income of $277.

Seasonality

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the nine months ended
	March 31,
	2020	2019
	(dollars in thousands)

Net cash provided by (used in) operating activities	$3,549	$(299)
Net cash used in investing activities	$(70)	$(358)
Net cash (used in) provided by financing activities	$(3,389)	$860

Cash at end of period	$565	$431

At March 31, 2020, our working capital was approximately $2,909, an increase of $1,183 from our working capital of $1,726 at June 30, 2019. An increase in our current assets of $1,218 offset by an increase of $35 in our current liabilities resulted in the increase in our working capital of $1,183 since June 30, 2019.

Operating Activities

Net cash provided by operating activities of $3,549 in the nine months ended March 31, 2020 includes net income of approximately $2,207. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $2,657. Net cash provided by our operations in the nine months ended March 31, 2020 from our working capital assets and liabilities in the amount of approximately $892 was primarily the result of cash provided by a decrease in accounts receivable of $166 and an aggregate increase in accounts payable, accrued expenses and other liabilities of $2,327, offset, in part, by decreases in inventories of $1,247 and obligations under operating leases of $343.

Net cash used in operating activities of $299 in the nine months ended March 31, 2019, includes net income of approximately $1,328. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $2,009. Net cash used in our operations in the nine months ended March 31, 2019 from our working capital assets and liabilities in the amount of approximately $2,297 was primarily the result of cash used in our accounts receivable of $1,161 and inventories of $2,807 and a decrease in obligations under operating leases of $339 offset, in part, with an aggregate increase in accounts payable, accrued expenses and other liabilities of $2,041.

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2020 and 2019, of approximately $70 and $358, respectively, was used primarily for the purchase of machinery and equipment of $158 and $350, respectively. In the nine months ended March 31, 2020, cash used in investing activities was offset, in part, with proceeds in the amount of $85 from the sale of 40,000 shares of iBio Stock.

Financing Activities

Cash used in financing activities was approximately $3,389 for the nine months ended March 31, 2020, and was from repayments of advances under our revolving credit facility of $37,599 and principal payments under our term notes and under capitalized lease obligations in the amount of $823 and $157, respectively, offset by advances under our revolving credit facility of approximately $35,190.

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

As of March 31, 2020, we had cash of $565, funds available under our revolving credit facility of approximately $2,671 and working capital of approximately $2,909. Our working capital includes $3,425 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $2,641 in the nine months ended March 31, 2020. On April 30, 2020, we received proceeds $1,639 under the CARES Act from PNC in connection with our PPP Loan (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and proceeds from the PPP Note, will support our working capital requirements at least through the period ending May 13, 2021.

Our total annual commitments at March 31, 2020 for long term non-cancelable leases of approximately $565 consisted of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2020 and 2019 were approximately $158 and $350, respectively. The Company has budgeted approximately $200 for capital expenditures for the remaining three months in the fiscal year ending June 30, 2020. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes made to the risk factors listed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except as follows:

The coronavirus outbreak has the potential to cause a disruption in our supply chain and business operations.

The Covid-19, or coronavirus, outbreak has the potential to cause a disruption in our supply chain.  Currently, some of our suppliers of certain materials used in the production of our supplements are located in China, other impacted countries or states within the United States. Most materials may be obtained from more than one supplier.  However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of such materials, which will cause the price of such materials to increase.

If we are unable to obtain the necessary materials to produce a supplement within our standard lead times, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to our customer.  In addition, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

Additionally, a disruption in the supply chain for personal protection equipment (“PPE”) and cleaning supplies used in our manufacturing facilities could have an adverse effect on our operations.  In accordance with our standard operating procedures and the updated guidelines issued by the Centers for Disease Control and Prevention (the “CDC”) for personal safety, adopted by The U.S. Department of Labor Occupational Safety and Health Administration, we are required to provide the PPE for our employees to wear while working.  The inability to obtain affordable PPE and cleaning supplies in a timely matter may result in temporary closures of impacted production area until the needed supplies are obtained.

Furthermore, if the State of New Jersey lockdown were to include essential businesses or if the Governor of New Jersey should modify or issue new executive orders prohibiting our facilities to remain open, there can be no assurances that we will continue to operate.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

On April 29, 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with PNC in the amount of $1,639.  The PPP Note has an interest rate of 1% and a maturity date of April 29, 2022.  The PPP Note was issued by PNC to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”).  Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements.  The amount of the forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Program, including the provisions of Section 1106 of the CARES Act.  No more than 25% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program.  There are no payments of interest or principal amortization due under the PPP Note until November 15, 2020.  Any amounts not forgiven under the Program will be payable in 18 equal installments of principal plus any interest owed on the payment date.

If the Company fails to make timely payments under the PPP Note, PNC will charge the Company a late payment fee equal to the lesser of 5% of the amount of such payment or $100.  In the event of Default, as defined in the PPP Note, the default rate of interest will be 5% in excess of the interest rate then in effect under the PPP Note.

The foregoing is a summary of the PPP Note and is qualified in its entirety by reference to the complete text of the PPP Note, which is filed by the Company as Exhibit 10 to this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

(a)     Exhibits

Exhibit

Number

10.1	Paycheck Protection Program Term Note, dated as of April 29, 2020, by and among Integrated BioPharma, Inc. and PNC Bank, National Association, in the original principal amount of $1,639,300.
31.1	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Co-Chief Executive Officers.
31.2	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Co-Chief Executive Officers.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the nine months ended March 31, 2020 and 2019, (ii) Condensed Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019, (iii) Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 13, 2020	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: May 13, 2020	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President