Form 10-K
period 2020-06-30
INTEGRATED BIOPHARMA INC
filed 2020-09-23
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | |	No | X |

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on December 31, 2019 was $2,301,741.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

                            Class Outstanding at September 23, 2020

     Common Stock, $.002 par value                           29,645,943 Shares

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products which are being introduced into the market (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.

Significant Revenues from Major Customers

For the fiscal years ended June 30, 2020 and 2019, a significant portion of our consolidated net sales, approximately 92% and 91%, respectively were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife Nutrition LTD (“Herbalife”), both customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 69% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in each of the fiscal years ended June 30, 2020 and 2019. Innophos, (a customer of our Other Nutraceutical Businesses), while not significant customer of our consolidated net sales, represented approximately 10% and 13% of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2020 and 2019, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Raw Materials

The principal raw materials used in the manufacturing process in the Company’s business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, vegetable and gelatin capsules, coating materials, organic and natural fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The vegetable and gelatin capsules, coating materials and packaging materials are similarly widely available. The Company generally purchases its raw materials, on a purchase order basis, without long-term commitments in each of its operating segments. We have one principal supplier for our Other Nutraceutical Businesses segment, DSM Nutritional Products LLC and several suppliers in our Contract Manufacturing Segment.

Development and Supply Agreement

Effective July 15, 2009, the Company entered into development and supply agreements with Herbalife International of America, Inc. and Herbalife International of Luxembourg S.à.R.L, subsidiaries of Herbalife, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. This agreement was amended on May 14, 2019 to extend the term through December 31, 2021. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any. In its ordinary course of business, the Company enters into similar agreements with other customers in connection with its contract manufacturing business.

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

In certain markets, including the United States, claims made with respect to dietary supplements may change the regulatory status of our products. For example, in the United States, the FDA could possibly take the position that claims made for some of our products classify those products as new drugs requiring pre-approval by the FDA. The FDA could also place those products within the scope of its over-the-counter (“OTC”) drug regulations and require us to comply with a published FDA OTC monograph. OTC monographs dictate permissible ingredients, appropriate labeling language and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. We do not, at present, sell OTC drug products. If the FDA were to assert that our product claims cause them to be considered new drugs or to fall within the scope of OTC regulations, we would be required to either; file a new drug application, comply with the applicable monographs, or change the claims made in connection with those products.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2020 and 2019.

Employees

As of September 23, 2020, we had approximately 143 full time employees of whom 101 are members of the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 31, 2022. The remaining 42 employees not covered by a collective bargaining agreement consisted of approximately 18 administrative and professional personnel, 14 laboratory personnel, 4 sales and marketing personnel and 6 production and shipping personnel. We consider our relations with our employees to be good.

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

The coronavirus outbreak has the potential to cause a disruption in our supply chain and our Business Operations.

The COVID-19, or coronavirus, outbreak has the potential to cause a disruption in our supply chain. Currently, some of our suppliers of certain materials used in the production of our supplements are located in China and other impacted countries or other states within the United States. Most materials may be obtained from more than one supplier. However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of such materials, which will cause the price of such materials to increase. If we are unable to obtain the necessary materials to produce a supplement within our standard lead times, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to our customer. In addition, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

Additionally, a disruption in the supply chain for personal protection equipment (“PPE”) and cleaning supplies used in our manufacturing facilities could have an adverse effect on our operations. In accordance with our standard operating procedures and the updated guidelines issued by the Centers for Disease Control and Prevention (the “CDC”) for personal safety, adopted by The U.S. Department of Labor Occupational Safety and Health Administration, we are required to provide the PPE for our employees to wear while working. The inability to obtain timely PPE and cleaning supplies may result in temporary closures of impacted production areas until the needed supplies are obtained.

Furthermore, if the State of New Jersey lockdown were to include essential businesses, there can be no assurances that we will continue to operate if the Governor of New Jersey should modify or issue new executive orders prohibiting our facilities to remain open.

We have substantial indebtedness, which may decrease our flexibility, increase our borrowing costs and adversely affect our liquidity.

We currently have (i) $11.6 million in senior secured financing ( the “Senior Credit Facility”) under the Loan Agreement, dated as of June 27, 2012 and as amended on May 15, 2019 (the "Amended Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp. (“IHT Properties”), and Vitamin Factory (collectively, the “Borrowers”) and PNC Bank, National Association ("PNC"), (ii) $75,000 in financed lease obligations (iii) $2.8 million in operating lease obligations and (iv) a Paycheck Protection Program Term Note (the "PPP Note") with PNC in the amount of $1.6 million.

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

A significant portion of our revenues are concentrated among three customers, Life Extension, Herbalife (customers in our Contract Manufacturing Segment), and Innophos (a customer of our Other Nutraceutical Businesses Segment). For the fiscal years ended June 30, 2020 and 2019, approximately 92% and 91%, respectively, of our consolidated net sales were derived from the two major customers in our Contract Manufacturing Segment. The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

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

We may be exposed to or the target of legal proceedings initiated by regulators or third parties either in the United States or abroad which could increase our costs and adversely affect our reputation, revenues and operating income.

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

There is no assurance that we will remain quoted or listed on an active trading market.

Our common stock is currently quoted on the OTQB.  From February 27, 2009 through September 22, 2009, our common stock was quoted on the Pink Sheets.  Prior to February 27, 2009, our common stock was listed on the NASDAQ Global Market, and there can be no assurance that we will, in the future, be able to meet all the requirements for reinstatement on that or any other national securities exchange. The delisting of our common stock from the NASDAQ Global Market has adversely affected, and may in the future continue to adversely affect, the liquidity and trading of our common stock.

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2020 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities owned, in whole or in part, by members of the family of our Chairman and our Co-Chief Executive Officers and other of our significant shareholders and/or directors, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our Executive Officers and Directors beneficially own collectively approximately 71% of our outstanding shares of common stock as of September 23, 2020. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

The principal raw materials used in the manufacturing process in the Company’s nutraceutical business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, vegetable and gelatin capsules, coating materials, fruit extracts, fruit juices and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The vegetable and gelatin capsules, coating materials and packaging materials are similarly widely available. We generally purchase our raw materials, on a purchase order basis, without long-term commitments.

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

If we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act, related to disclosure controls and procedures, or if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. While we have not identified any material weakness in our internal control over financial reporting, we cannot be certain that material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock for the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid any cash dividends on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors that our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates. Investors in our common stock should not rely on an investment in our company if they require dividend income.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

Our common stock is quoted on the OTCQB and could be considered “thinly-traded,” meaning that the number of investors interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders may sell for various reasons, including the ending of restriction on resale, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall.  Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida. On November 14, 2019, AgroLabs renewed this lease with minimum annual payments of approximately $24,600. This renewed lease will expire in February 2021.

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

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol INBP.

Set forth below are the high and low bid quotation of the Company’s common stock as quoted on the OTCQB Board, for each of the fiscal quarters in the fiscal years ended June 30, 2020 and 2019. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED JUNE 30, 2019
First Quarter	$0.155	$0.122
Second Quarter	$0.130	$0.101
Third Quarter	$0.120	$0.100
Fourth Quarter	$0.215	$0.103

FISCAL YEAR ENDED JUNE 30, 2020
First Quarter	$0.230	$0.185
Second Quarter	$0.250	$0.200
Third Quarter	$0.340	$0.200
Fourth Quarter	$0.460	$0.253

Holders

As of September 23, 2020, there were approximately 77 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2020 and 2019, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2020, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	3,344,000	$0.16	8,799,389
Equity compensation plans not approved by security holders	-	-	-
Totals	3,344,000	$0.16	8,799,389

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2020, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our common stock or other securities.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the in the information required under this item.

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

Our financial results are substantially dependent on net sales. Net sales are partly dependent on the mix of contract manufactured products and other nutraceutical sales, which are difficult to forecast. Factors that could cause demand to be different from our expectations include: customer acceptance of our pricing for and our competitors’ pricing; changes in customer order patterns; changes in the level of inventory at customers; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our manufactured products and to a lesser extent, our other nutraceutical business products.

We believe that we have established and developing business relationships, facilities, personnel, product offerings, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast.  Except as otherwise noted, all dollar amounts below are “in thousands”.

In the fiscal year ended June 30, 2020, our net sales from operations increased by $2,792 to approximately $52,769 from approximately $49,977 in the fiscal year ended June 30, 2019. In the fiscal year ended June 30, 2020, our gross profit increased by approximately $505 to $6,727 from approximately $6,222 for the fiscal year ended June 30, 2019. Our profit margins increased by 0.3% in the fiscal year ended June 30, 2020, from 12.4% to 12.7% primarily as a result of the increased sales volume in the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 coupled with increased sales dollars used to offset the fixed manufacturing overhead costs. We had consolidated selling and administrative expenses of approximately $3,468 and $3,518 in the fiscal years ended June 30, 2020 and 2019, respectively. The slight decrease in the consolidated selling and administrative expenses of $50 was primarily from the decreases in two non-cash items, stock compensation expense lower by $85 and depreciation and amortization of $39 and decreases in travel and entertainment of $30 and marketing of $24, offset in part, from higher salary and benefit costs of $99 for the year from an increase in our headcount and general increases in wages and employee benefits. In the fiscal years ended June 30, 2020 and 2019, we had operating income of approximately $3,259 and $2,704, respectively.

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

The COVID-19, or coronavirus outbreak, has the potential to cause a disruption in our supply chain. Currently, some of our suppliers of certain materials used in the production of our supplements are located in China and other impacted countries or other states within the United States. Most materials may be obtained from more than one supplier. However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of such materials, which will cause the price of such materials to increase. As of September 23, 2020, we have had delays, however; have not experienced a significant disruption in the supply chain for our raw materials. We have taken measures to secure some surplus stock and have informed our customers who may be affected of the potential price increase. In addition, the significant outbreak of this contagious diseases in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

While, as of September 23, 2020, we haven’t experienced a major disruption in the supply chain for our manufactured products, we have, however, seen a disruption in the supply chain for personal protection equipment (“PPE”) and cleaning supplies used in our manufacturing facilities in accordance with our standard operating procedures and the updated guidelines issued by the Centers for Disease Control and Prevention (the “CDC”) for personal safety. The U.S. Department of Labor Occupational Safety and Health Administration has adopted the CDC guidelines and as such we are required to provide the PPE for our employees to wear while working. When we have obtained the out of stock items, such as face masks, gloves and other protective personal items, the cost of such items were substantially higher than the historical costs. This may impact our future gross margins. Additionally, if we are unable to obtain cleaning supplies, we may have to temporarily close areas of production until the needed supplies are obtained.

We do not currently anticipate any negative impact to our margins resulting from the coronavirus outbreak, however; if we are unable to obtain the necessary materials to produce a supplement within our standard lead times or the necessary PPE and cleaning supplies, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to our customers.

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

Critical Accounting Policies and Estimates

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

●     sales returns and allowances;

●     allowance for doubtful accounts;

●     inventory valuation;

●     valuation and recoverability of long-lived assets;

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

If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses; and would reduce the operating results in the period in which the increase is recorded.

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

Long Lived Assets

We record impairment losses on long lived assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified in the fiscal years ended June 30, 2020 or 2019.

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

Results of Operations (in thousands, except share and per share amounts)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2020	2019

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	87.2%	87.6%
Selling and administrative	6.6%	7.0%
Total costs and expenses	93.8%	94.6%
Income from operations	6.2%	5.4%

Other expense, net:
Interest expense	(0.8%)	(1.3%)
Other income (expense):
Unrealized gain (loss) on investment in iBio, Inc.	0.2%	(0.0%)
Realized gains on sale of iBio, Inc. common stock	0.2%	-
Other (expense) income, net	0.1%	(0.0%)
Total other income	0.5%	(0.0%)
Total other expense, net	(0.3%)	(1.3%)
Income before income taxes	5.9%	4.1%

Federal and state income tax (benefit) expense, net	(1.9%)	0.7%

Net income	7.8%	3.4%

Year ended June 30, 2020 Compared to the Year ended June 30, 2019

Sales, net. Net sales for the fiscal year ended June 30, 2020 and 2019 were $52,769 and $49,977, respectively, an increase of $2,792 or 5.6%. The increase is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2020	2019	2020 vs 2019	2020 vs 2019
	(dollars in thousands)
Contract Manufacturing:
US Customers	$42,944	$41,817	$1,127	2.7%
International Customers	8,382	6,625	1,757	26.5%
Net sales, Contract Manufacturing	51,326	48,442	2,884	6.0%

Other Nutraceuticals:
US Customers	1,352	1,353	(1)	-%
International Customers	91	182	(91)	(50.0% )
Net sales, Other Nutraceuticals	1,443	1,535	(92)	-6.0%

Total net sales	$52,769	$49,977	$2,792	5.6%

In the fiscal years ended June 30, 2020 and 2019, a significant portion of our consolidated net sales, approximately 92% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 69% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the each of the fiscal years ended June 30, 2020 and 2019. Innophos (a customer of our Other Nutraceutical Businesses), while not a significant customer of our consolidated net sales, represented approximately 10% and 13% of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2020 and 2019, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $2,792 was primarily the result of increased net sales in our Contract Manufacturing Segment by approximately $2,884 which was primarily due to increased sales volumes to each of our major customers, Life Extension and Herbalife, in the amounts of $2,181 and $718, respectively, in the fiscal year ended June 30, 2020, compared to the comparable prior year.

Cost of sales. Cost of sales increased by $2,287 to $46,042 for the fiscal year ended June 30, 2020, as compared to $43,755 for the fiscal year ended June 30, 2019, an increase of approximately 5.2%. Cost of sales as a percentage of sales was approximately 87% and 88% for the fiscal years ended June 30, 2020 and 2019, respectively. The increase in the cost of goods sold amount of approximately 5% is consistent with the increase in net sales of approximately 6%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the decreased sales.

Selling and Administrative Expenses. There was a decrease in selling and administrative expenses of $50 or approximately 1.4% in the fiscal year ended June 30, 2020 as compared to the fiscal year ended June 30, 2019. As a percentage of sales, net, selling and administrative expenses were approximately 6.6% and 7.0% for the fiscal year ended June 30, 2020 and 2019, respectively. The decrease was primarily from decreases in (i) in non-cash expenses of $125, (a) $85 related to employee stock compensation expense as a result of issuing stock options in May 2019 with immediate vesting for a portion of the option grant ($131 recorded in the fiscal year ended June 30, 2019) with no grant of options in the fiscal year ended June 30, 2020 and (b) $39 from reduced depreciation and amortization costs primarily lower as a result of the reduce monthly amortization of intangible assets to $0 for the fiscal year ended June 30, 2020 compared to $34 in the fiscal year ended June 30, 2019, (ii) selling costs of $24 due to the reduced sales and product offerings of the AgroLab’s branded product, and (iii) travel and entertainment of $30 as a result of travel and entertainment restrictions imposed by both state and federal governments relating to the COVID-19 pandemic.

These decreases were offset in part by increases in (i) salaries and employees benefits of approximately $99, as the result of increased headcount and employee benefit costs and (ii) professional and consulting fees of $61 including retainer fees for two new employees of $37, and increased general legal and consulting of $15 and $9, respectively.

Other expense, net. Other expense, net was approximately $171 for the fiscal year ended June 30, 2020 compared to $662 for the fiscal year ended June 30, 2019, and is composed of:

	Fiscal Year Ended
	June 30,
	2020	2019
	(dollars in thousands)
Interest expense	$(397)	$(630)
Other income (expense):
Unrealized gain (loss) on investment	103	(23)
Realized gain on sale of investment	72	-
Other income (expense), net	51	(9)
Total other income (expense), net	226	(32)
Other expense, net	$(171)	$(662)

Our interest expense in the fiscal year ended June 30, 2020 decreased by $233 from the fiscal year ended June 30, 2019, primarily resulting from the payoff of the related party debt, also on May 15, 2019, in the aggregate amount of $2,400 resulting in reduce interest costs in the fiscal year ended June 30, 2020 of approximately $147 and from the decrease in the interest rates on our Senior Credit Facility resulting from rate cuts in the federal funds borrowing rates of 2.00% and a 0.25% rate reduction in the refinancing with PNC Bank on May 15, 2019 (total savings of approximately $79).

In the fiscal year ended June 30, 2020, we sold 60,000 shares of iBio Stock for a gain of $72 with no such sales in the fiscal year ended June 30, 2019. Also, in the fiscal year ended June 30, 2020, we had an unrealized gain on the remaining iBio Stock of approximately $103 compared to an unrealized loss of $23 on investment in the fiscal year ended June 30, 2019.

In the fiscal years ended June 30, 2020 and 2019, we had other income of $47 and $79, respectively from providing back office and operational support for unrelated entities that sell consumer products through retail and internet-based outlets. The other income in the fiscal year ended June 30, 2019 was offset primarily from the loss of $97 from the investment in AgroSport LLC ("AGS") due to the unsuccessful lunch of the business plan for AGS.

Federal and state income tax, net. In the fiscal year ended June 30, 2020, we released a portion of the valuation reserves for the deferred tax assets related to our federal net operating losses in the amount of $1,890. Management determined that the amount of the release was more likely than not to be realized by the Company. In the fiscal year ended June 30, 2020 and 2019, the we had deferred income taxes of $549 and $621, respectively and current state tax expense of approximately $369 and $287, respectively.

We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

The increase in the state tax expense from 2019 to 2020 was the result of increased taxable income for MDC, all of our other subsidiaries still have adequate net operating losses for state income tax purposes to absorb any taxable income for state tax purposes and an increase in the effective tax rate for MDC by 2.5%.

Net income. Our net income for the fiscal year ended June 30, 2020 and 2019 was approximately $4,108 and $1,688, respectively. The increase of approximately $2,420 was primarily the result of increased operating income of $555, decreased interest cost of $233 and the resulting increase in income tax benefit of $1,374.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

	For the fiscal year ended June 30,
	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$1,339	$328
Net cash used in investing activities	$(110)	$(422)
Net cash (used in) provided by financing activities	$(1,302)	$341
Cash at end of year	$402	$475

At June 30, 2020 and 2019, the Company had working capital of $2,382 and $1,726, respectively. Our current assets increased by $2,382 and current liabilities increased by approximately $746 from June 30, 2019 to June 30, 2020. The increase in the current assets is primarily from increases in accounts receivable and inventories in the amount of $1,068 and $1,282, respectively.

Operating Activities

Net cash provided by operating activities of $1,339 in the fiscal year ended June 30, 2020 includes net income of approximately $4,108. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, changes in deferred tax assets and unrealized gains on investments, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $3,448. Cash in the amount of approximately $2,109 from our working capital assets and liabilities was used in our operating activities and was primarily the result of increases in inventories of approximately $1,282, accounts receivable of $1,082, other assets of $7 and decreases in operating lease obligations of $462 offset, in part, by increases in accounts payable and accrued expenses and other liabilities of approximately $724.

Net cash provided by operating activities of $328 in the fiscal year ended June 30, 2019 includes net income of approximately $1,688. After excluding the effects of non-cash expenses, including depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, release of accounts payable no longer owed and changes in the fair value of derivative liabilities and the impairment charge on our intangible assets, changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $2,758. Cash in the amount of approximately $2,430 from our working capital assets and liabilities was used in our operating activities and was primarily the result of increases in inventories of approximately $1,077, accounts receivable of $593, other assets of $73 and decreases in operating lease obligations of $454 and accounts payable and accrued expenses and other liabilities of approximately $233.

Investing Activities

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $214 and $414 in the fiscal years ended June 30, 2020 and 2019, respectively and in the fiscal year ended June 30, 2019, the use of cash of $8 for expenses related to the investment in AGS, offset in the fiscal year ended June 30, 2020 by proceeds received from the sale of fixed assets of $3 and $101 from the sale of iBio, Stock, a net use of cash approximately $110 and $422, respectively.

Financing Activities

Cash used in financing activities was approximately $1,302 for the fiscal year ended June 30, 2020 and consists of; (i) 47,213 received from advances under our revolving credit facility; (ii) $1,639 received from PNC Bank under the PPP of the CARES Act (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K); and (iii) $7 received from the exercise of employee stock options, offset in part by (i) repayments under our revolving credit facility of $49,001 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $966 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $194 under our financed lease obligations.

Cash provided from financing activities was approximately $341 for the fiscal year ended June 30, 2019 and consists of; (i) $48,937 received from advances under our revolving credit facility; (ii) $2,400 received from amending our Term Note with PNC Bank; and (iii) $233 received from a sale leaseback transaction with First American Equipment Finance (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), offset in part by (i) repayments under our revolving credit facility of $47,997 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $3,023 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $233 under our financed lease obligations.

As of June 30, 2020, we had cash of approximately $402, funds available under our revolving credit facility of approximately $2,741 and working capital of $3,362. Our working capital includes approximately $4,046 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K). Furthermore, we had income from operations of approximately $3,259 in the fiscal year ended June 30, 2020 and net income of approximately $4,108. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements at least through the twelve-month period ending September 23, 2021.

Our total annual commitments at June 30, 2020 for long term non-cancelable leases of approximately $587 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment and office equipment.

Capital Expenditures

The Company's capital expenditures in the fiscal years ended June 30, 2020 and 2019 were approximately $214 and $414, respectively. The Company has budgeted approximately $475 for capital expenditures for the fiscal year ending June 30, 2021. The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and is not required to provide the information required under this item.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2020 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission from 1992. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2020.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2020.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 31 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (7)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Integrated BioPharma, Inc. (7)
3.3	By-Laws of Registrant (5)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (6)
10.1	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (2)
10.2	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB:Manhattan Drug Company, Inc. (9)
10.3	Lease Agreement, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (9)
10.3.1	Amendment of Lease Agreement, dated as of May 19, 2014, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (11)
10.4	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (8)
10.5	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (4)
10.6

Revolving Credit, Term Loan and Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (10)

10.6.1

First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (13)

10.6.2

Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (14)

10.7

Term Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $3,727,000. (10)

10.7.1

Amended and Restated Term Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $3,422,160.00. (13)

10.7.2

Second Amended and Restated Term Note dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $ $3,585,175. (14)

10.8

Revolving Credit Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $8,000,000. (10)

10.8.1

First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (13)

10.8.2

Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (14)

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

10.18	Convertible Line of Credit Note, dated September 22, 2014, by and among INB: Manhattan Drug Company, Inc. and PNC Equipment Finance LLC in the original principal amount of $350,000 (12)
10.19	Cross Collateralization Agreement, dated September 22, 2014, by and among INB: Manhattan Drug Company, Inc., PNC Bank National Association and PNC Equipment Finance LLC (12)
10.20	Security Agreement, dated September 22, 2014 by and among INB: Manhattan Drug Company, Inc. and PNC Equipment Finance LLC (12)
10.21	Guaranty and Suretyship Agreement, dated September 30, 2014, by and among Integrated BioPharma, Inc. and PNC Equipment Finance LLC (12)

10.22	Paycheck Protection Program Term Note, dated as of April 30, 2020, by and among Integrated BioPharma, Inc. and PNC Bank, National Association, in the original principal amount of $1,639,300. (15)
10.22.1	Amendment to Paycheck Protection Program Term Note, dated as of August 20, 2020, by and among Integrated BioPharma, Inc. and PNC Bank, National Association, effective as of June 5, 2020 (16)
14	Code of Business Ethics (3)
21	Subsidiaries of the Registrant (16)
23.1	Consent of Independent Registered Public Accounting Firm (16)
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

101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended June 30, 2020 and 2019, (ii) Consolidated Balance Sheets as of June 30, 2020 and 2019, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the fiscal years ended June 30, 2020 and 2019 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2020 and 2019, and (v) the Notes to Consolidated Statements. (16)

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

(8)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(10)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 8, 2014.
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 7, 2014.
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 19, 2016.
(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 15, 2019.
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 13, 2020.
(16)	Filed herewith.

Item 16. Form 10-K Summary

None.

Item 8: Financial Statements

.  .  .  .  .  .  .  .

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”), as of June 30, 2020 and 2019, and the related consolidated statements of income, changes in stockholders’ equity (deficiency) and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2009

East Hanover, New Jersey

September 23, 2020

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2020	2019

Sales, net	$52,769	$49,977

Cost of sales	46,042	43,755

Gross profit	6,727	6,222

Selling and administrative expenses	3,468	3,518

Operating income	3,259	2,704

Other income (expense), net:
Interest expense	(397)	(630)
Unrealized gain (loss) on investment in iBio Stock	103	(23)
Realized gains on sale of investment in iBio Stock	72	-
Other (expense) income, net	51	(9)
Total other expense, net	(171)	(662)

Income before income taxes	3,088	2,042

Income tax (benefit) expense, net	(1,020)	354

Net income	$4,108	$1,688

Basic net income per common share	$0.14	$0.06

Diluted net income per common share	$0.13	$0.06

Weighted average common shares outstanding - basic	29,572,255	28,930,495
Add: Equivalent shares outstanding - stock options	1,584,995	656,055
Weighted average common shares outstanding - diluted	31,157,250	29,586,550

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2020	2019

Assets
Current Assets:
Cash	$402	$475
Accounts receivable, net	5,507	4,439
Inventories	10,101	8,819
Other current assets	451	346
Total current assets	16,461	14,079

Property and equipment, net	1,696	1,778
Operating lease right-of-use assets (includes $2,788 and $3,236 with a related party)	2,824	3,284
Deferred tax assets, net	1,883	534
Security deposits and other assets	80	115
Total Assets	$22,944	$19,790

Liabilities and Stockholders' Deficiency:
Current Liabilities:
Advances under revolving credit facility	$4,046	$5,834
Accounts payable (includes $62 and $67 due to a related party)	4,358	3,855
Accrued expenses and other current liabilities	1,384	1,147
Current portion of long term debt, net	2,823	1,047
Current portion of operating lease liabilities (includes $467 and $450 due to a related party)	488	470
Total current liabilities	13,099	12,353

Long term debt, net	1,436	2,722
Operating lease liabilities (includes $2,327 and $2,793 due to a related party)	2,342	2,822
Total Liabilities	16,877	17,897

Commitments and Contingencies

Stockholders' Equity
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,680,843 and 29,600,843 shares issued; and
29,645,943 and 29,565,943 shares outstanding	59	59
Additional paid-in-capital	50,263	50,197
Accumulated deficit	(44,156)	(48,264)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	6,067	1,893
Total Liabilities and Stockholders' Equity	$22,944	$19,790

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	(Deficiency) Equity

Balance, July 1, 2018	21,170,074	$42	$44,773	$(49,952)	34,900	$(99)	$(5,236)
Compensation expense for employee stock options	-	-	144	-	-	-	144
Shares issued upon conversion CD Financial, LLC Convertible Note, net	8,230,769	17	5,256	-	-	-	5,273
Shares issued upon exercise of stock options	200,000	-	24	-	-	-	24
Net income	-	-	-	1,688	-	-	1,688
Balance, June 30, 2019	29,600,843	59	50,197	(48,264)	34,900	(99)	1,893
Compensation expense for employee stock options	-	-	59	-	-	-	59
Shares issued upon exercise of stock options	80,000	-	7	-	-	-	7
Net income	-	-	-	4,108	-	-	4,108
Balance, June 30, 2020	29,680,843	$59	$50,263	$(44,156)	34,900	$(99)	$6,067

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2020	2019
Cash flows from operating activities:
Net income	$4,108	$1,688
Adjustments to reconcile net income to net cash from operating activities:
Amortization of operating lease right-of-use assets	460	453
Depreciation and amortization	312	321
Deferred income taxes	(1,349)	33
Accretion of financing instruments, amortization of prepaid financing costs and other	22	49
Compensation expense on employee stock options	59	144
Unrealized (gain) loss on investment in iBio Stock	(103)	23
Realized gain on sale of iBio Stock	(72)	-
Non cash loss on AgroSport LLC investment	-	97
Allowance for doubtful accounts	15	(50)
Gain on disposal of fixed assets	(4)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,082)	(593)
Inventories	(1,282)	(1,077)
Prepaid expenses and other assets	(7)	(73)
(Decrease) increase in:
Operating lease obligations	(462)	(454)
Accounts payable	487	(329)
Accrued expenses and other current liabilities	237	96
Net cash provided by operating activities	1,339	328

Cash flows from investing activities:
Purchase of property and equipment	(214)	(414)
Proceeds from sale of iBio Stock	101	-
Proceeds from sale of fixed assets	3	-
Investment in AgroSport LLC	-	(8)
Net cash used in investing activities	(110)	(422)

Cash flows from financing activities:
Advances under revolving credit facility	47,213	48,937
Repayments of advances under revolving credit facility	(49,001)	(47,997)
Proceeds from issuance of note payable	1,639	2,400
Proceeds from sale/lease back	-	233
Proceeds from exercises of stock options	7	24
Repayments under term notes payable	(966)	(3,023)
Repayments under financed lease obligations	(194)	(233)
Net cash (used in) provided by financing activities	(1,302)	341

Net (decrease) increase in cash	(73)	247
Cash at beginning of fiscal year	475	228
Cash at end of fiscal year	$402	$475

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$367	$629
Income taxes	$384	$264
Supplemental disclosures of non-cash transactions:
Accretion of discount on Convertible Note Payable	$-	$3
Amount owed on purchase of fixed assets	$16	$-

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of AgroLabs, Inc. (“AgroLabs”), which distributes healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers, under the following brands: Peaceful Sleep, Wheatgrass and other products which are being introduced into the market (these are referred to as our branded products), (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet, (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfillment services and (v) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

●     sales returns and allowances;

●     allowance for doubtful accounts;

●     inventory valuation;

●     valuation and recoverability of long-lived assets;

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

Shipping and Handling Costs. Shipping and handling costs were approximately $287 and $205 for the fiscal years ended June 30, 2020 and 2019, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Income.

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

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities, except for the State of New Jersey tax filings for MDC which were reviewed by the State of New Jersey for the then open tax periods of 2014 through 2017 and resulted in an adjustment of approximately $23 for all periods reviewed and included in the income tax provision in the fiscal year ended June 30, 2019. Uncertain tax positions, if any, taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Income. There were no liabilities recorded for uncertain tax positions at June 30, 2020 or 2019.

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

Earnings Per Share. Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, subject to anti-dilution limitations using the treasury stock method and if converted method.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2020 and 2019 was $99 and $84, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified or recorded in the fiscal years ended June 30, 2020 and 2019 on the Company’s other intangible assets.

Investment in iBio, Inc. Prior to the adoption of ASU 2016-01 on July 1, 2019, the Company accounted for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviewed its investment in iBio for impairment and recorded a loss when there was deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2,562. During the year ended June 30, 2020, the Company recognized an unrealized gain of approximately $103 and realized gains of $72.  The market value of the iBio Stock as of June 30, 2020 and 2019, was approximately $134 and $84, respectively, based on the trade price at the close of trading on June 30, 2020 and 2019, respectively.  The investment in iBio is included in other current assets in the consolidated balance sheets as of June 30, 2020 and 2019 at the respective market values.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Accounting Pronouncements Not Yet Adopted

On August 28, 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for the fiscal year beginning July 1, 2020, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to accounts receivable. The guidance will be effective for the fiscal year beginning on July 1, 2023, including interim periods within that year. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2019, the FASB issued ASU 2019-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on and instrument by instrument basis. The guidance will be effective for the fiscal year beginning July 1, 2023, including interim periods within that year. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance was effective upon issuance of this ASU for contract modifications and hedging relationships on a prospective basis and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	June 30,
	2020	2019

Raw materials	$6,610	$4,550
Work-in-process	2,612	2,325
Finished goods	879	1,944
Total	$10,101	$8,819

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2020	2019

Land and building	$1,250	$1,250
Leasehold improvements	1,287	1,282
Machinery and equipment	6,465	6,280
Transportation equipment	6	6
	9,008	8,818
Less: Accumulated depreciation and amortization	(7,312)	(7,040)
Total	$1,696	$1,778

Depreciation and amortization expense was $312 and $288 for the fiscal years ended June 30, 2020 and 2019, respectively. In the fiscal years ended June 30, 2020 and 2019, the Company disposed of fully depreciated property and equipment with an original cost of $40 and $38, respectively.

Note 5. Senior Credit Facility and other Long Term Debt

As of June 30, 2020 and 2019, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	June 30,
	2020	2019

Revolving advances under Senior Credit Facility with PNC Bank, National Association	$4,046	$5,834	*	5/15/2024
Installment Note with PNC Bank	2,584	3,542	*	5/15/2024
Installment Note with PNC Equipment Finance, LLC	-	8	4.57%	7/29/2019
Payroll Protection Program Loan with PNC Bank	1,639	-	1.00%	4/30/2022
Finance lease obligations	75	269	4.01% - 7.28%	12/1/2020
Total outstanding debt	8,344	9,653
Less: Revolving Advances	(4,046)	(5,834)
Prepaid financing costs	(39)	(50)
Current portion of long term debt, net	(2,823)	(1,047)
Long term debt, net	$1,436	$2,722
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

As of June 30, 2020 and 2019, the Company had amounts outstanding utilizing the Eurodollar Rate of $0 and $4,250 and $0 and $3,455, respectively, under the Revolving Advances and Term Note, respectively, with interest rates as of June 30, 2020 and June 30, 2019 as follows (based on the respective base rate plus 2.50% on Revolving Advances and 3.00% on the Term Note in effect as of the respective dates):

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof.  The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of June 30, 2020, the Company was in compliance with the fixed charge coverage ratio maintenance requirement, with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $101 from the sale of iBio Stock in the fiscal year ended June 30, 2020 to repay the Term Loan.

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

On May 15, 2019, the Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, in the original principal amount of $1,714, as amended (the “Liquidity Note”), was satisfied in full with the repayment of principal and interest in the amount of $1,718.  The Liquidity Note was permitted to be paid in full in the Amended Loan Agreement with PNC Bank.

On July 31, 2018, the Company authorized the issuance of 8,230,769 shares of the Company’s common stock (“Common Shares”) to CD Financial. The Common Shares were issued upon the exercise by CD Financial of its conversion right pursuant to the Amended and Restated Securities Purchase Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., as amended, and in accordance with Section 3 (b) of the Amended and Restated Convertible Secured Promissory Note, dated as of June 27, 2012, by Integrated BioPharma, Inc. and payable to the order of CD Financial, LLC, in the original principal amount of $5,350, as amended (the “CD Convertible Note”).  The CD Convertible Note was convertible at the option of CD Financial into Common Shares at a conversion price of $0.65 per share, subject to customary adjustments.  CD Financial exercised its conversion right with respect to the entire principal amount due under the CD Convertible Note. The Common Shares issued to CD Financial were issued at a conversion price of $0.65 per Common Share.

OTHER LONG TERM DEBT

Paycheck Protection Program Term Note. On April 29, 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with PNC Bank in the amount of $1,639. The PPP Note has an interest rate of 1% and a maturity date of April 30, 2022. The PPP Note was issued by PNC Bank to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements.  On August 20, 2020, the PPP Note was

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

amended to conform to the provisions under the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), which was signed into law on June 5, 2020.  The Flexibility Act significantly modified the loan forgiveness process and provided other benefits to the PPP loan recipient.  The amount of the forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Program, including the provisions of Section 1106 of the Cares Act and the Flexibility Act.  No more than 40% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program. There are no payments of interest or principal amortization due under the PPP Note while the PPP Note is in the Deferral Period. The Deferral Period is the period beginning on the date of this Note, April 29, 2020, and ending on the Deferral Expiration Date. The Deferral Expiration Date is the date any forgiven amount is remitted to PNC Bank or the date that a final determination is made that no portion of the PPP Loan will be forgiven. If the Company fails to apply for loan forgiveness, the Deferral Expiration Date will be August 15, 2021. Any amounts not forgiven under the Program will be payable in equal installments of principal plus any interest owed on the payment date from the Deferral Expiration Date through the Maturity Date. Additionally, any accrued interest that is not forgiven under the Program will be due on the First Payment Date, which is the 15th of the month following the month in which the Deferral Expiration Date occurs.

If the Company fails to make timely payments under the PPP Note, the Company, PNC Bank will charge a late payment fee equal to the lesser of 5% of the amount of such payment or $100. In the event of Default, as defined in the PPP Note, the default rate of interest will 5% in excess of the interest rate in effect from time to time under the PPP Note.

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

Financed Lease Obligations. On February 25 and April 25, 2020, the separate financed lease obligations entered into by the Company on February 14, 2018 and April 17, 2018, respectively, with Marlin Equipment Finance in the amount of $38 and $15, respectively, which leases were secured by certain machinery and equipment were satisfied with all payments being made under the financed lease obligations. The lease payments were approximately $2 and $1, respectively, and had imputed interest rates of 9.26% and 9.38%, respectively.

On November 1, 2019, the financed lease obligation entered into by the Company on December 22, 2017 with First American Equipment Finance in the amount of $143, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the financed lease obligation. The monthly lease payment was approximately $6 and had an imputed interest rate of 6.56%.

On February 1, 2019, the Company entered into a financed lease obligation with First American Equipment Finance (“First American”) in the amount of $233, which lease is secured by certain machinery and equipment and matures on February 1, 2021. The Company sold certain machinery, purchased from equipment suppliers other than First American in the aggregate amount of $233, to First American for $233 and leased the sold equipment back from First American for monthly payments in the amount of approximately $10 with an imputed interest rate of 7.28%.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

On February 1, 2019, the financed lease obligation entered into by the Company on March 17, 2017 with First American in the amount of $158, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the financed lease obligation. The monthly lease payment was approximately $7 and had an imputed interest rate of 3.86%.

On December 8, 2015, the Company entered into a financed lease obligation with Wells Fargo Equipment Finance, Manufacturer Services Group (“Wells Fargo”) in the amount of $129 which matures on December 8, 2020. The lease payment amount of approximately $2 is payable monthly and has an imputed interest rate of 4.01%.

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

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2020 and 2019 are presented below:

	For the Fiscal Year Ended June 30,
	2020	2019

Interest on Senior Debt	$336	$387
Interest on CD Convertible Note and Liquidity Note - CD Financial	-	115
Amortization of prepaid financing costs	22	55
Accretion of discount on Convertible Note - CD Financial	-	3
Other related parties	-	24
Interest on financed lease obligations	13	19
Interest on PNC Equipment Finance LLC Term Note	-	3
Other interest expense	26	24
Interest Expense	$397	$630

The weighted average interest rate paid was 4.71% and 5.35% in the fiscal years ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, the Company had accrued unpaid interest of approximately $19 and $13, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Note 7. Income Taxes

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2020	2019

Current - Federal	$(40)	$36
Current - State and local	369	287
Deferred - Federal and state	549	621
Change in valuation allowance	(1,898)	(590)
Income tax (benefit) expense, net	$(1,020)	$354

In the fiscal year ended June 30, 2020 the Company recognized an income tax benefit of $1,020 and in the fiscal year ended June 30, 2019, a provision for income taxes of $354.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the fiscal year
	ended June 30,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Statutory state income tax rate	9.5%	7.0%
Effective state income tax rate	2.5%	7.0%
Change in valuation allowance	(69.0)%	(20.7)%
Other temporary differences	2.9%	2.0%
Non-deductible expenses	0.1%	1.0%
Effective income tax rate	(33.0)%	17.3%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s net deferred tax assets are as follows:

	June 30,
	2020	2019
Deferred Tax Assets
Net operating loss	$7,047	$7,642
Capital loss carryover	258	16
Valuation adjustment on investment in iBio, Inc.	254	512
Depreciation	(204)	(225)
Inventory	142	104
Other	34	31
Valuation allowance	(5,648)	(7,546)
Total deferred tax asset, net	$1,883	$534

The Company has net operating losses (“NOL”) of approximately $30,019 for federal purposes which expire beginning in 2025. State NOL’s of approximately $7,845 which expire beginning in 2020 through 2035. The Company also has capital loss carryforwards of $1,229 of which $77 will expire in 2020 and $1,152 in 2025. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns were filed on a stand-alone basis for the Company and its subsidiaries until this fiscal year ended June 30, 2020, which state income tax return will be filed on a combined basis.  MDC has fully utilized its state NOL’s resulting in taxable income on a state level basis for the combined group.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past taxable losses and inconsistent taxable income in the past few years, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. As of June 30, 2020 and 2019, management determined that certain of the Company’s deferred tax assets were “more likely than not” to be realizable and the Company recognized deferred tax benefits related to the release of the valuation allowance on those assets of approximately $1,898 and $455, respectively.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2020. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2020 and 2019.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2019 are currently open except for the State of New Jersey tax filings for MDC which have been reviewed for the tax periods of 2014, 2015, 2016 and 2017. The tax returns for the year ended June 30, 2020 will be filed by March 15, 2021.

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. For the fiscal years ended June 30, 2020 and 2019, the Company contributed approximately $68 and $69, respectively, into the plan for the benefit of the eligible employees participating in the plan.

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2020, the Company had $70 in uninsured deposits at these financial institutions.

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

(c) Major Customers. For the fiscal years ended June 30, 2020 and 2019, approximately 92% and 91% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 69% and 26% of this segment’s net sales in each of the fiscal years ended June 30, 2020 and 2019. Accounts receivable from these two major customers represented approximately 92% and 88% of total net accounts receivable as of June 30, 2020 and 2019, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

One other customer in the Other Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 10% and 13% of net sales of the Other Nutraceutical Segment in the fiscal years ended June 30, 2020 and 2019, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 72% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2019 and will expire on August 31, 2022.

The COVID-19, or coronavirus, outbreak has the potential to cause a disruption in the Company’s supply chain.  Currently, some of our suppliers of certain materials used in the production of our supplements are located in China and other impacted countries or other states within the United States.  Most of these materials may be obtained from more than one supplier.  However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of the materials, which will cause the price of the materials to increase. These and other disruptions would likely impact the Company’s sales and operating results.  If the Company is unable to obtain the necessary materials to produce a supplement within the Company’s standard lead times, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to the Company’s customers.  In addition, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and impact the Company’s operating results.

The Company does not currently anticipate any negative impact to its margins resulting from the coronavirus outbreak, however; if the Company is unable to obtain the necessary materials to produce a supplement within its standard lead times or the necessary safety and cleaning supplies it may delay the production and shipment of those supplements to its customers, thereby shifting the timing of recognizing the resulting sale to its customers.

Note 10. Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of less than 1 year to less than 8 years.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

The components of lease expense for the fiscal year ended June 30, 2020 and 2019 were as follows:

	2020			2019
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$566	$104	$670	$563	$112	$675

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$57	$57	$-	$91	$91
Interest on operating lease liabilities	-	13	13	-	18	18
Total Finance Lease Costs	$-	$70	$70	$-	$109	$109

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

Rent expense, lease amortization costs and imputed interest costs on these related party leases were $862 and $843 for the fiscal years ended June 30, 2020 and 2019, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Income. As of June 30, 2020 and 2019, the Company had outstanding current obligations to Vitamin Realty of $62 and $67, respectively, included in accounts payable and accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. Additionally, as of June 30, 2020 and 2019, the Company has operating lease obligations of $2,794 and $3,243, respectively, with Vitamin Realty as noted in the accompany Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

As of June 30, 2020, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,788	$467	$2,327	$3,103
Machinery and equipment leases	28	20	8	29
Office equipment leases	8	1	7	9
	$2,824	$488	$2,342	$3,141

As of June 30, 2019, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$3,236	$450	$2,793	$3,668
Machinery and equipment leases	26	11	15	27
Office equipment leases	22	9	14	24
	$3,284	$470	$2,822	$3,719

As of June 30, 2020 and 2019, the Company’s weighted average discount rate and remaining term on lease liabilities is approximately 3.75% and 3.76% and 5.4 years and 6.4 years, respectively.

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2020 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$565	$92	$657
Operating cash flows from finance lease obligations	-	13	13
Financing cash flows from finance lease obligations	-	194	194

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2019 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$565	$92	$657
Operating cash flows from finance lease obligations	-	18	18
Financing cash flows from finance lease obligations	-	233	233

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

In the fiscal year ended June 30, 2020, the Company renewed, for one year, an operating lease for office space with an annual commitment of $25 and entered into a five-year lease agreement for the rental of office equipment with an annual commitment of $2. The Company entered into a sales/lease back commitment in the fiscal year ended June 30, 2019 in the amount of $233, see Note 5 - Senior Credit Facility and other Long Term Debt.

Maturities of operating lease liabilities as of June 30, 2020 were as follows:

Year ending June 30,	Operating Lease Commitment	Related Party Operating Lease Commitment	Financed Lease Obligations	Total

2021	$22	$565	$77	$664
2022	11	565	-	576
2023	2	565	-	567
2024	2	565	-	567
2025	1	563	-	564
Thereafter	-	280	-	280
Total minimum lease payments	38	3,103	77	3,218
Imputed interest	(2)	(309)	(2)	(313)
Total	$36	$2,794	$75	$2,905

Total rent expense, including real estate taxes and maintenance charges, was approximately $1,040 and $1,013 for the fiscal year ended June 30, 2020 and 2019, respectively. Rent and lease amortization and lease costs are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b) Legal Proceedings.

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

Note 11. Related Party Transactions

See Note 5. Senior Credit Facility and other Long Term Debt for related party securities transactions.

See Note 10(a) - Leases for related party lease transactions.

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plans. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the issuance of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended (the “Plan”). The Company also has a 1997 Stock Option Plan with 5,000,000 shares of common stock reserved for issuance. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms. As of June 30, 2020, the Company has 8,799,389 shares of common stock remaining under the Plans.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

In May, 2019, there were 1,883,000 stock options authorized by the Board of Directors and issued to Company officers, employees and directors with an exercise price ranging from $0.21 to $0.23, vesting over three years, with terms of either five or ten years. During the fiscal year ended June 30, 2020 and 2019, the Company incurred stock compensation expense of approximately $59 and $144. The Company expects to record additional stock compensation expense of approximately $65 over the estimated weighted average remaining vesting period of two years.  There were no stock option grants in the fiscal year ended June 30, 2020.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended June 30, 2019:

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

For fiscal years ended June 30, 2020 and 2019, stock options in the aggregate amount of none and 2,020,500, respectively, were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive.

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

The intrinsic value of options outstanding and exercisable at June 30, 2020 and 2019 was $846 and $256, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2018	2,439,250	$0.29
Granted	1,883,000	0.21
Exercised	(200,000)	0.12
Terminated	(17,500)	0.18
Expired	(343,250)	0.14
Outstanding as of June 30, 2019	3,761,500	0.16
Granted	-	-
Exercised	(80,000)	0.09
Terminated	(137,500)	0.14
Expired	(200,000)	0.10
Outstanding as of June 30, 2020	3,344,000	$0.16

Exercisable at June 30, 2019	2,863,800	$0.14
Exercisable at June 30, 2020	2,875,533	$0.16

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2020 under the Company’s stock option plans:

					Weighted
					Average
				Weighted	Remaining		Weighted
				Average	Contractual		Average
Range of Exercise Price			Outstanding	Exercise Price	Life (years)	Exercisable	Exercise Price

$0.09	-	$0.10	1,386,000	$0.09	4.9	1,386,000	$0.09
$0.21	-	$0.21	1,408,000	0.21	8.9	1,022,867	0.21
$0.23	-	$0.25	550,000	0.23	6.4	466,666	0.23
$0.09	-	$0.25	3,344,000	$0.16	7.7	2,875,533	$0.16

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

The Company has divided its operations into two reportable segments; Contract Manufacturing and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the fiscal years ended June 30, 2020 and 2019 were $8,473 and $6,807, respectively.

Financial information relating to the fiscal years ended June 30, 2020 and 2019 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital	Total
		Customers	Customers	Total	Profit	Depreciation	Expenditures	Assets
Contract Manufacturing	2020	$42,944	$8,382	$51,326	$6,427	$310	$221	$19,581
	2019	41,817	6,625	48,442	5,780	286	413	17,580

Other Nutraceutical Businesses	2020	1,352	91	1,443	300	2	9	3,363
	2019	1,353	182	1,535	442	2	1	2,210

Total Company	2020	44,296	8,473	52,769	6,727	312	230	22,944
	2019	43,170	6,807	49,977	6,222	288	414	19,790

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 23, 2020	By: /s/ Christina Kay
Christina Kay
Co-Chief Executive Officer

Date: September 23, 2020	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christina Kay	Co-Chief Executive Officer and Director	September 23, 2020
Christina Kay	(Principal Executive Officer)

/s/ Riva Sheppard	Co-Chief Executive Officer and Director	September 23, 2020
Riva Sheppard	(Principal Executive Officer)

/s/ Dina L. Masi	Chief Financial Officer	September 23, 2020
Dina L. Masi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ E. Gerald Kay	Executive Chairman	September 23, 2020
E. Gerald Kay

/s/ Robert Canarick	Director	September 23, 2020
Robert Canarick

/s/ Carl DeSantis	Director	September 23, 2020
Carl DeSantis

/s/ William H. Milmoe	Director	September 23, 2020
William H. Milmoe