Form 10-Q
period 2020-09-30
INTEGRATED BIOPHARMA INC
filed 2020-11-12
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Yes         No __X__

As of November 12, 2020, there were 29,645,943 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2020

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; the outbreak and continued spread of COVID-19; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1A of the Company’s Form 10-K and in other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of the forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2020	2019

Sales, net	$15,172	$11,406

Cost of sales	12,799	10,007

Gross profit	2,373	1,399

Selling and administrative expenses	864	923

Operating income	1,509	476

Other income (expense), net:
Interest expense	(76)	(124)
Realized gain on sale of investment in iBio Stock	56	-
Unrealized loss on investment in iBio Stock	(29)	(20)
Other income, net	8	17
Total other expense, net	(41)	(127)

Income before income taxes	1,468	349

Income tax expense, net	427	37

Net income	$1,041	$312

Basic net income per common share	$0.04	$0.01

Diluted net income per common share	$0.03	$0.01

Weighted average common shares outstanding - basic	29,645,943	29,565,943
Add: Equivalent shares outstanding - Stock Options	2,147,133	1,158,690
Weighted average common shares outstanding - diluted	31,793,076	30,724,633

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2020	2020
Assets
Current Assets:
Cash	$369	$402
Accounts receivable, net	4,855	5,507
Inventories	12,756	10,101
Other current assets	594	451
Total current assets	18,574	16,461

Property and equipment, net	1,670	1,696
Operating lease right-of-use assets (includes $2,673 and $2,788 with a related party)	2,704	2,824
Deferred tax assets, net	1,606	1,883
Security deposits and other assets	76	80
Total Assets	$24,630	$22,944

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$2,823	$4,046
Accounts payable (includes $72 and $62 due to related party)	7,058	4,358
Accrued expenses and other current liabilities	1,433	1,384
Current portion of long term debt, net	2,836	2,823
Current portion of operating lease liabilities (includes $472 and $467 with a related party)	494	488
Total current liabilities	14,644	13,099

Long term debt, net	654	1,436
Operating lease liabilities (includes $2,207 and $2,327 with a related party)	2,216	2,342
Total liabilities	17,514	16,877

Commitments and Contingencies

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,680,843 shares issued and 29,645,943 shares outstanding, respectively	59	59
Additional paid-in capital	50,271	50,263
Accumulated deficit	(43,115)	(44,156)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	7,116	6,067
Total Liabilities and Stockholders' Equity	$24,630	$22,944

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(in thousands, except shares)
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020:

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2020	29,680,843	$59	$50,263	$(44,156)	34,900	$(99)	$6,067

Stock compensation expense employee stock options	-	-	8	-	-	-	8
Net income	-	-	-	1,041	-	-	1,041
Balance, September 30, 2020	29,680,843	$59	$50,271	$(43,115)	34,900	$(99)	$7,116

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2019	29,600,843	$59	$50,197	$(48,264)	34,900	$(99)	$1,893

Stock compensation expense for employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	312	-	-	312
Balance, September 30, 2019	29,600,843	$59	$50,212	$(47,952)	34,900	$(99)	$2,220

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	September 30,
	2020	2019
Cash flows provided by operating activities:
Net income	$1,041	$312
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	83	91
Amortization of operating lease right-of-use assets	120	116
Stock based compensation	8	15
Change in deferred tax assets	277	(5)
Realized gain on sale of investment in iBio Stock	(56)	-
Unrealized loss on investment in iBio Stock	29	20
Other, Net	5	9
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	652	1,084
Inventories	(2,655)	(1,073)
Other current assets	(185)	-
Security deposits and other assets	(26)	18
(Decrease) increase in:
Accounts payable	2,696	1,251
Accrued expenses and other liabilities	49	(37)
Operating lease obligations	(120)	(116)
Net cash provided by operating activities	1,918	1,685

Cash flows from investing activities:
Purchase of property and equipment	(53)	(58)
Proceeds from sale of iBio Stock	96	-
Net cash provided by (used in) investing activities	43	(58)

Cash flows from financing activities:
Advances under revolving credit facility	13,921	11,040
Repayments of advances under revolving credit facility	(15,144)	(12,075)
Repayments under term note payables	(734)	(482)
Repayments under finance lease obligations	(37)	(60)
Net cash used in financing activities	(1,994)	(1,577)

Net (decrease) increase in cash	(33)	50
Cash at beginning of period	402	475
Cash at end of period	$369	$525

Supplemental disclosures of cash flow information:
Interest paid	$57	$123
Income taxes paid	$-	$-

Supplemental disclosures of non-cash flow transactions:
Amount owed on purchase of property and equipment	$20	$-

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“Form 10-K”), as filed with the SEC. The June 30, 2020 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results for the full fiscal year ending June 30, 2021 or for any other period.

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

(Unaudited)

Accounting Pronouncements Recently Adopted

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

Aside from the adoption of ASUs, as described above, there have been no material changes during fiscal year 2020 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

The following options and potentially dilutive shares for convertible notes payable were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019

Anti-dilutive stock options	-	50,000
Total anti-dilutive shares	-	50,000

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2020	2020

Raw materials	$9,957	$6,610
Work-in-process	1,972	2,612
Finished goods	827	879
Total	$12,756	$10,101

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2020	2020

Land and building	$1,250	$1,250
Leasehold improvements	1,327	1,287
Machinery and equipment	6,470	6,465
Transportation equipment	6	6
	9,053	9,008
Less: Accumulated depreciation and amortization	(7,383)	(7,312)
Total	$1,670	$1,696

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2020 and 2019 was $83 and $91, respectively. In the three months ended September 30, 2020, the Company disposed of fully depreciated property of $12.

Note 4. Senior Credit Facility and other Long Term Debt

As of September 30, 2020 and June 30, 2020, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of September 30, 2020	As of June 30, 2020
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$2,823	$4,046	3.25%	5/15/2024
Installment Note with PNC Bank	1,850	2,584	3.50%	5/15/2024
Payroll Protection Program Loan with PNC Bank	1,639	1,639	1.00%	4/30/2022
Capitalized lease obligations	38	75	4.01% -9.38%	12/1/2020
Total outstanding debt	6,350	8,344
Less: Revolving Advances	(2,823)	(4,046)
Prepaid financing costs	(37)	(39)
Current portion of long term debt, net	(2,836)	(2,823)
Long term debt, net	$654	$1,436

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. ("iBio Stock") owned by the Company. Revolving Advances bear interest at PNC’s Base Rate (3.25% as of September 30, 2020 and June 30, 2020) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bears interest at PNC’s Base Rate (3.50% as of September 30, 2020 and June 30, 2020) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow (as defined in the Amended Loan Agreement) for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of September 30, 2020, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the three months ended September 30, 2020 to repay the Term Loan.

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

OTHER LONG TERM DEBT

Paycheck Protection Program Term Note. On April 29, 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with PNC Bank in the amount of $1,639. The PPP Note has an interest rate of 1% and a maturity date of April 30, 2022. The PPP Note was issued by PNC Bank to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements. On August 20, 2020, the PPP Note was amended to conform to the provisions under the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), which was signed into law on June 5, 2020. The Flexibility Act significantly modified the loan forgiveness process and provided other benefits to the PPP loan recipient. The amount of the forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Program, including the provisions of Section 1106 of the Cares Act and the Flexibility Act. No more than 40% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program.

There are no payments of interest or principal amortization due under the PPP Note while the PPP Note is in the Deferral Period, which is the period beginning on the date of the PPP Note, April 29, 2020, and ending on the Deferral Expiration Date. The Deferral Expiration Date is the date any forgiven amount is remitted to PNC Bank or the date that a final determination is made that no portion of the PPP Note will be forgiven. If the Company fails to apply for loan forgiveness, the Deferral Expiration Date will be August 15, 2021. Any amounts not forgiven under the Program will be payable in equal installments of principal plus any interest owed on the payment date from the Deferral Expiration Date through the Maturity Date. Additionally, any accrued interest that is not forgiven under the Program will be due on the First Payment Date, which is the 15th of the month following the month in which the Deferral Expiration Date occurs.

If the Company fails to make timely payments under the PPP Note, the Company, PNC Bank will charge a late payment fee equal to the lesser of 5% of the amount of such payment or $100. In the event of Default, as defined in the PPP Note, the default rate of interest will 5% in excess of the interest rate in effect from time to time under the PPP Note.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2020 and 2019, approximately 92% and 91% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 69% and 25% and 66% and 29% in the three months ended September 30, 2020 and 2019, respectively. Accounts receivable from these two major customers represented approximately 89% and 92% of total net accounts receivable as of September 30 and June 30, 2020, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 69% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2018 and will expire on August 31, 2021.

The COVID-19, or coronavirus, outbreak has the potential to cause a disruption in the Company’s supply chain.  Currently, some of our suppliers of certain materials used in the production of our supplements are located in China and other impacted countries or other states within the United States.  Most of these materials may

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

be obtained from more than one supplier.  However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of the materials, which has caused prices of some materials to increase. These and other disruptions would likely impact the Company’s sales and operating results.  If the Company is unable to obtain the necessary materials to produce a supplement within the Company’s standard lead times, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to the Company’s customers.  In addition, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and impact the Company’s operating results.

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

The components of lease expense for the three months ended September 30, 2020 and 2019, were as follows:

	2020			2019
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$141	$24	$165	$135	$39	$174

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$12	$12	$-	$27	$27
Interest on operating lease liabilities	-	1	1	-	5	5
Total finance lease cost	$-	$13	$13	$-	$32	$32

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Rent expense, lease amortization costs and interest expense for the three months ended September 30, 2020 and 2019 on these leases were $222 and $213 respectively, and are included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Income. As of September 30, 2020 and June 30, 2020, the Company had outstanding current obligations to Vitamin Realty of $72 and $62, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $2,679 and $2,794 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet as of September 30, 2020 and June 30, 2020, respectively.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of September 30, 2020, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,673	$472	$2,207	$2,962
Machinery and equipment leases	13	11	2	13
Office equipment leases	18	11	7	19
	$2,704	$494	$2,216	$2,994

As of June 30, 2020, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,788	$467	$2,327	$3,103
Machinery and equipment leases	28	20	8	29
Office equipment leases	8	1	7	9
	$2,824	$488	$2,342	$3,141

As of September 30, 2020 and June 30, 2020, the Company’s weighted average discount rate and remaining term on lease liabilities were approximately 3.75% and 3.75% and 5.1 years and 5.4 years, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the three months ended September 30, 2020, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$141	$24	$165
Operating cash flows from finance leases	-	1	1
Financing cash flows from finance lease obligations	-	37	37

Supplemental cash flows information related to leases for the three months ended September 30, 2019, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$141	$24	$165
Operating cash flows from finance leases	-	5	5
Financing cash flows from finance lease obligations	-	60	60

The Company did not enter into any lease commitments in the three months ended September 30, 2020.

Maturities of operating lease liabilities as of September 30, 2020 were as follows:

		Related Party
	Operating Lease	Operating Lease	Financed Lease
Year ending June 30,	Commitment	Commitment	Obligations	Total

2021, remaining	$16	$424	$39	$479
2022	11	565	-	576
2023	2	565	-	567
2024	2	565	-	567
2025	1	563	-	564
2026	-	280	-	280
Total minimum lease payments	32	2,962	39	3,033
Imputed interest	(1)	(283)	(1)	(285)
Total	$31	$2,679	$38	$2,748

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $265 and $263 for the three months ended September 30, 2020 and 2019, respectively. Rent and lease amortization and interest expense is included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Income.

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

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended September 30, 2020 and 2019 were $1,467 and $2,026, respectively.

Financial information relating to the three months ended September 30, 2020 and 2019 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (Loss)	Depreciation	Expenditures
Contract Manufacturing	2020	$13,324	$1,462	$14,786	$2,255	$82	$50
	2019	9,001	1,983	10,984	1,250	90	58

Other Nutraceutical Businesses	2020	381	5	386	118	1	3
	2019	379	43	422	149	1	-

Total Company	2020	13,705	1,467	15,172	2,373	83	53
	2019	9,380	2,026	11,406	1,399	91	58

	Total Assets as of
	September 30,	June 30,
	2020	2020
Contract Manufacturing	$21,429	$19,581
Other Nutraceutical Businesses	3,201	3,363
Total Company	$24,630	$22,944

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION (dollars in thousands)

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States, Luxembourg and Canada.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

For the three months ended September 30, 2020, our net sales from operations increased by $3,766 to approximately $15,172 from approximately $11,406 in the three months ended September 30, 2019. Our net sales in the Contract Manufacturing Segment increased by $3,802, offset by a decrease in our Other Nutraceuticals Segment of $36. Net sales increased in our Contract Manufacturing Segment primarily due to increased sales volumes to Life Extension and Herbalife in the amount of $2,994 and $529, respectively. For the three months ended September 30, 2020, we had operating income of approximately $1,509, an increase of approximately $1,033 from operating income of approximately $476 for the three months ended September 30, 2019. Our profit margins increased from approximately 12.3% of net sales in the three months ended September 30, 2019 to approximately 15.5% of net sales in the three months ended September 30, 2020, primarily as a result of the increased sales in our Contract Manufacturing Segment of approximately $3,802. Our consolidated selling and administrative expenses decreased by approximately $59 or approximately 6.4 % in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Professional fees decreased by $71 primarily from decreased legal fees of approximately $61, along with a decrease in travel and entertainment of $15, offset in part, by an increase in expected losses on customer receivables of $30, each as a result of the COVID-19, or coronavirus outbreak.

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

The COVID-19, or coronavirus outbreak, has the potential to cause a disruption in our supply chain. Currently, some of our suppliers of certain materials used in the production of our supplements are located in China and other impacted countries or other states within the United States. Most materials may be obtained from more than one supplier. However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of such materials,  which has caused prices of some materials to increase.

As of November 12, 2020, we have had delays, however; have not experienced a significant disruption in the supply chain for our raw materials. We have taken measures to secure some surplus stock and have informed our customers who may be affected of the potential price increase. In addition, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

While, as of November 12, 2020, we haven’t experienced a major disruption in the supply chain for our manufactured products, we have, however, seen a disruption in the supply chain for personal protection equipment (“PPE”) and cleaning supplies used in our manufacturing facilities in accordance with our standard operating procedures and the updated guidelines issued by the Centers for Disease Control and Prevention (the “CDC”) for personal safety. The U.S. Department of Labor Occupational Safety and Health Administration has adopted the CDC guidelines and as such we are required to provide the PPE for our employees to wear while working. When we have obtained the out of stock items, such as face masks, gloves and other protective personal items, the cost of such items were substantially higher than the historical costs. This may impact our future gross margins. Additionally, if we are unable to obtain cleaning supplies, we may have to temporarily close areas of production until the needed supplies are obtained.

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

While our facilities remained open during the State of New Jersey lockdown as an essential business, there can be no assurances that we will continue to operate if the Governor of New Jersey should modify or issue new executive orders prohibiting our facilities to remain open.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2020, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2020 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2020	2019

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	84.4%	87.7%
Selling and administrative	5.7%	8.1%
	90.1%	95.8%
Operating income	9.9%	4.2%

Other expense, net
Interest expense	(0.5%)	(1.1%)
Realized gain on sale of investment in iBio Stock	0.4%	-
Unrealized loss in investment in iBio, Stock	(0.2%)	(0.2%)
Other income, net	0.1%	0.2%
Other expense, net	(0.2%)	(1.1%)

Income before income taxes	9.7%	3.1%

Income tax expense, net	2.8%	0.3%

Net income	6.9%	2.8%

For the Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

Sales, net. Sales, net, for the three months ended September 30, 2020 and 2019 were $15,172 and $11,406, respectively, an increase of 33.0%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	September 30,		Change	Change
	2020	2019	2020 vs 2019	2020 vs 2019
	(amounts in thousands)
Contract Manufacturing:
US Customers	$13,324	$9,001	$4,323	48.0%
International Customers	1,462	1,983	(521)	(26.3%)
Net sales, Contract Manufacturing	14,786	10,984	3,802	34.6%

Other Nutraceuticals:
US Customers	381	379	2	0.5%
International Customers	5	43	(38)	(88.4%)
Net sales, Other Nutraceuticals	386	422	(36)	(8.5%)

Total net sales	$15,172	$11,406	$3,766	33.0%

For the three months ended September 30, 2020 and 2019, a significant portion of our consolidated net sales, approximately 92% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 69% and 25% and 66% and 29%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2020 and 2019, respectively.  Innophos, while not significant customer of our consolidated net sales, represented approximately 0% and 26%, of the Other Nutraceutical Businesses net sales in the three months ended September 30, 2020 and 2019, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $3,766 was primarily the result of increased net sales in our Contract Manufacturing Segment by $3,802 primarily due to increased sales volumes to Life Extension and Herbalife in the amounts of $2,994 and $529, respectively.

Cost of sales. Cost of sales increased by approximately $2,792 to $12,799 for the three months ended September 30, 2020, as compared to $10,007 for the three months ended September 30, 2019 or approximately 28%. Cost of sales decreased as a percentage of sales to 84.4% for the three months ended September 30, 2020 as compared to 87.7% for the three months ended September 30, 2019. The 28% increase in the cost of goods sold amount is consistent with the increased net sales of approximately 33%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the variances in sales.

Selling and Administrative Expenses. There was a decrease in selling and administrative expenses of $59, approximately 6% in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. As a percentage of sales, net, selling and administrative expenses were approximately 6% and 8% in the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily from decreases in (i) professional fees of approximately $71, as the result of decreased legal fees; and (ii) travel and entertainment of approximately $15. These decreases were partially offset by offset by an increase of approximately $30 in expected losses on collections of customer receivables resulting from the financial impact of COVID-19.

Other income (expense), net. Other income (expense), net was approximately $41 for the three months ended September 30, 2020 compared to $127 for the three months ended September 30, 2019, and is composed of:

	Three months ended
	September 30,
	2020	2019
	(dollars in thousands)
Interest expense	$(76)	$(124)
Realized gain on sale of investment in iBio Stock	56	-
Unrealized loss on investment in iBio Stock	(29)	(20)
Other income, net	8	17
Other expense, net	$(41)	$(127)

Our interest expense for the three months ended September 30, 2020 decreased by $48 from the three month period ended September 30, 2019, primarily as the result of lower average daily balances outstanding under the Senior Credit Facility with PNC Bank and a decrease in the interest rates of approximately 1.5% in the three month period ended September 30, 2020 from the three month period ended September 30, 2019 (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

In the three months ended September 30, 2020, we sold 16,000 shares of iBio Stock for a gain of $56 with no such sales in the three months ended September 30, 2019.  Also, in the three months ended September 30, 2020, and 2019, we had an unrealized loss on the remaining iBio Stock of approximately $29 and $20, respectively.

Federal and state income tax expense, net. For the three months ended September 30, 2020, we had a federal deferred income tax expense of $273 compared to a $6 federal income tax benefit in the three months ended September 30, 2019 and state income tax expense, net of approximately $154 and $43, in the three months ended September 30, 2020 and 2019, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the three months ended September 30, 2020 and 2019 was approximately $1,041 and $312, respectively. The increase of approximately $729 was primarily the result of increased operating income of $1,033 offset by increased income taxes of $390.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures

	For the three months ended
	September 30,
	2020	2019
	(dollars in thousands)

Net cash provided by operating activities	$1,918	$1,685
Net cash provided by (used in) investing activities	$43	$(58)
Net cash used in financing activities	$(1,994)	$(1,577)

Cash at end of period	$369	$525

At September 30, 2020, our working capital was approximately $3,930, an increase of $568 from our working capital of $3,362 at June 30, 2020. Our current assets increased by $2,113 offset by an increase in our current liabilities of $1,545. The increase in the current assets is primarily from increases in inventories in the amount of $2,655 offset by a decrease in accounts receivable, net of $652.

Operating Activities

Net cash provided by operating activities of $1,918 in the three months ended September 30, 2020 includes net income of approximately $1,041. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $1,507. Net cash provided by our operations in the three months ended September 30, 2020 from our working capital assets and liabilities in the amount of approximately $411 was primarily the result of cash provided from a decrease in our accounts receivable of $652 and an aggregate increase in accounts payable, accrued expenses and other liabilities of $2,745, offset in part, by increases in inventories of approximately $2,655 and prepaid and other assets of $211.

Net cash provided by operating activities of $1,685 in the three months ended September 30, 2019 includes net income of approximately $312. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in the fair value of derivative liabilities and deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $558. Net cash provided in our operations in the three months ended September 30, 2019 from our working capital assets and liabilities in the amount of approximately $1,126 was primarily the result of cash provided from a decrease in our accounts receivable of $1,084 and an aggregate increase accounts payable, accrued expenses and other liabilities of $1,214, offset in part, by an increase in inventories of approximately $1,073.

Investing Activities

Cash provided by investing activities in the three months ended September 30, 2020 of approximately $43 was from proceeds of $96 from the sale of iBio Stock offset by the purchase of machinery and equipment of $53. Cash used in investing activities in the three months ended September 30, 2019 of approximately $58 was used primarily for the purchase of machinery and equipment.

Financing Activities

Cash used in financing activities was approximately $1,994 for the three months ended September 30, 2020, and was primarily from repayments of advances under our revolving credit facility of $15,144 and principal payments under our term notes in the amount of $734, offset by advances under our revolving credit facility of approximately $13,921.

Cash used in financing activities was approximately $1,577 for the three months ended September 30, 2019, and was primarily from repayments of advances under our revolving credit facility of $12,075 and principal payments under our term notes in the amount of $482, offset by advances under our revolving credit facility of approximately $11,040.

As of September 30, 2020, we had cash of $369, funds available under our revolving credit facility of approximately $3,495 and working capital of approximately $3,930. Our working capital includes $2,823 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $1,509 in the three months ended September 30, 2020. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 12, 2021.

Our total annual commitments at September 30, 2020 for long term non-cancelable leases of approximately $565 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2020 and 2019 were approximately $53 and $58, respectively. The Company has budgeted approximately $475 for capital expenditures for fiscal year 2021. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Balance Sheets as of September 30, 2020 and June 30, 2020, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 12, 2020	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: November 12, 2020	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: November 12, 2020	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President