Form 10-Q
period 2020-12-31
INTEGRATED BIOPHARMA INC
filed 2021-02-12
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Yes         No __X__

As of February 12, 2021, there were 29,691,943 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended December 31, 2020

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2020	2019	2020	2019

Sales, net	$14,257	$14,197	$29,429	$25,603

Cost of sales	12,083	12,171	24,882	22,178

Gross profit	2,174	2,026	4,547	3,425

Selling and administrative expenses	930	821	1,794	1,744

Operating income	1,244	1,205	2,753	1,681

Other income (expense), net
Interest expense	(79)	(109)	(155)	(233)
Realized gain on sale of investment in iBio Stock	-	-	56	-
Unrealized loss on investments	(44)	(31)	(73)	(55)
Other income, net	8	6	16	27
Other income (expense), net	(115)	(134)	(156)	(261)

Income before income taxes	1,129	1,071	2,597	1,420
Provision for income taxes	(95)	112	332	149

Net income	$1,224	$959	$2,265	$1,271

Basic earnings per common share	$0.04	$0.03	$0.08	$0.04

Diluted earnings per common share	$0.04	$0.03	$0.07	$0.04

Weighted average common shares outstanding - basic	29,658,661	29,565,943	29,652,302	29,565,943
Add: Equivalent shares outstanding	2,440,843	1,025,020	2,314,734	1,042,300
Weighted average common shares outstanding - diluted	32,099,504	30,590,963	31,967,036	30,608,243

  See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	December 31,	June 30,
	2020	2020
Assets
Current Assets:
Cash	$43	$402
Accounts receivable, net	4,537	5,507
Inventories	13,916	10,101
Other current assets	603	451
Total current assets	19,099	16,461

Property and equipment, net	1,651	1,696
Operating lease right-of-use assets (includes $2,557 and $2,788 with a related party)	2,583	2,824
Deferred tax assets, net	1,857	1,883
Security deposits and other assets	73	80
Total Assets	$25,263	$22,944

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$3,475	$4,046
Accounts payable (includes $64 and $62 due to related party)	6,132	4,358
Accrued expenses and other current liabilities	1,309	1,384
Current portion of long term debt, net	2,856	2,823
Current portion of operating lease liabilities (includes $476 and $467 with a related party)	493	488
Total current liabilities	14,265	13,099

Long term debt, net	470	1,436
Operating lease liabilities (includes $2,086 and $2,327 with a related party)	2,095	2,342
Total liabilities	16,830	16,877

Commitments and Contingencies

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,715,843 and 29,680,843 shares issued and
29,680,943 and 29,645,943 shares outstanding, respectively	59	59
Additional paid-in capital	50,364	50,263
Accumulated deficit	(41,891)	(44,156)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	8,433	6,067
Total Liabilities and Stockholders' Equity	$25,263	$22,944

  See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019
(in thousands, except shares)
(Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020:
	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2020	29,680,843	$59	$50,263	$(44,156)	34,900	$(99)	$6,067
Stock compensation expense for employee stock options	-	-	8	-	-	-	8
Net income	-	-	-	1,041	-	-	1,041
Balance, September 30, 2020	29,680,843	59	50,271	(43,115)	34,900	(99)	7,116
Stock compensation expense for employee stock options	-	-	86	-	-	-	86
Shares issued upon exercise of employee stock options	35,000	-	7	-	-	-	7
Net income	-	-	-	1,224	-	-	1,224
Balance, December 31, 2020	29,715,843	$59	$50,364	$(41,891)	34,900	$(99)	$8,433

FOR THE SIX MONTHS ENDED DECEMBER 31, 2019:
	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2019	29,600,843	$59	$50,197	$(48,264)	34,900	$(99)	$1,893
Stock compensation for employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	312	-	-	312
Balance, September 30, 2019	29,600,843	59	50,212	(47,952)	34,900	(99)	2,220
Stock compensation expenses for employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	959	-	-	959
Balance, December 31, 2019	29,600,843	$59	$50,227	$(46,993)	34,900	$(99)	$3,194

  See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Six months ended
	December 31,
	2020	2019
Cash flows provided by operating activities:
Net income	$2,265	$1,271
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	170	160
Amortization of operating lease right-of-use assets	241	233
Stock based compensation	94	30
Change in deferred tax assets	26	(43)
Realized gain on sale of investment in iBio Stock	(56)	-
Unrealized loss on investment in iBio Stock	73	55
Other, Net	19	7
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	970	(441)
Inventories	(3,815)	(471)
Other current assets	(240)	(10)
Security deposits and other assets	(25)	24
(Decrease) increase in:
Accounts payable	1,758	403
Accrued expenses and other liabilities	(74)	73
Operating lease obligations	(242)	(233)
Net cash provided by operating activities	1,164	1,058

Cash flows from investing activities:
Purchase of property and equipment	(117)	(101)
Proceeds from sale of iBio Stock	96	-
Proceeds from sale of machinery and equipment	-	3
Net cash used in investing activities	(21)	(98)

Cash flows from financing activities:
Advances under revolving credit facility	28,579	23,826
Proceeds from exercise of employee stock options	7	-
Repayments of advances under revolving credit facility	(29,151)	(24,469)
Repayments under term note payables	(862)	(610)
Repayments under finance lease obligations	(75)	(115)
Net cash used in financing activities	(1,502)	(1,368)

Net decrease in cash	(359)	(408)
Cash at beginning of period	402	475
Cash at end of period	$43	$67
Supplemental disclosures of cash flow information:
Interest paid	$123	$228
Income taxes paid	$258	$155

Supplemental disclosures of non-cash flow transactions:
Amount owed on purchase of property and equipment	$32	$-

  See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“Form 10-K”), as filed with the SEC. The June 30, 2020 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results for the full fiscal year ending June 30, 2021 or for any other period.

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

Earnings Per Share. Basic earnings per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options, subject to anti-dilution limitations using the treasury stock method.

The following options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Anti-dilutive stock options	770,000	50,000	770,000	50,000
Total anti-dilutive shares	770,000	50,000	770,000	50,000

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2020	2020

Raw materials	$9,528	$6,610
Work-in-process	2,996	2,612
Finished goods	1,392	879
Total	$13,916	$10,101

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2020	2020

Land and building	$1,250	$1,250
Leasehold improvements	1,358	1,287
Machinery and equipment	6,490	6,465
Transportation equipment	6	6
	9,104	9,008
Less: Accumulated depreciation and amortization	(7,453)	(7,312)
Total	$1,651	$1,696

Depreciation and amortization expense recorded on property and equipment was $87 and $69 for the three months and $170 and $160 for six months ended December 31, 2020 and 2019, respectively. Additionally, the Company disposed of fully depreciated property of $17 and $6 in the six months ended December 31, 2020 and 2019, respectively and recognized a loss on disposal of $8 on property in the amount of $20 that was not fully depreciated and a gain on the sale of equipment of $3 in the six months ended December 31, 2020 and 2019, respectively.

Note 4. Senior Credit Facility and other Long Term Debt

As of December 31, 2020 and June 30, 2020, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of December 31, 2020	As of June 30, 2020

Revolving advances under Senior Credit Facility with PNC Bank, National Association	$3,475	$4,046	3.25%	5/15/2024
Installment Note with PNC Bank, National Association	1,722	2,584	3.50%	5/15/2024
Payroll Protection Program Loan with PNC Bank, National Association	1,639	1,639	1.00%	4/30/2022
Capitalized lease obligations	-	75	4.01% -9.38%	12/1/2020
Total outstanding debt	6,836	8,344
Less: Revolving Advances	(3,475)	(4,046)
Prepaid financing costs	(35)	(39)
Current portion of long term debt, net	(2,856)	(2,823)
Long term debt, net	$470	$1,436

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. (“iBio Stock”) owned by the Company. Revolving Advances bear interest at PNC’s Base Rate (3.25% as of December 31, 2020 and June 30, 2020) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bears interest at PNC’s Base Rate (3.50% as of December 31, 2020 and June 30, 2020) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow (as defined in the Amended Loan Agreement) for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of December 31, 2020, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the six months ended December 31, 2020 to repay the Term Loan.

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

OTHER LONG TERM DEBT

Paycheck Protection Program Term Note. On April 29, 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with PNC in the amount of $1,639. The PPP Note has an interest rate of 1% and a maturity date of April 30, 2022. The PPP Note was issued by PNC to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements. On August 20, 2020, the PPP Note was amended to conform to the provisions under the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), which was signed into law on June 5, 2020. The Flexibility Act significantly modified the loan forgiveness process and provided other benefits to the PPP loan recipient. The amount of the forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Program, including the provisions of Section 1106 of the Cares Act and the Flexibility Act. No more than 40% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program. There are no payments of interest or principal amortization due under the PPP Note while the PPP Note is in the Deferral Period, which is the period beginning on the date of the PPP Note, April 29, 2020, and ending on the Deferral Expiration Date. The Deferral Expiration Date is the date any forgiven amount is remitted to PNC or the date that a final determination is made that no portion of the PPP Note will be forgiven.

The Company applied for loan forgiveness on January 7, 2021.  PNC has 60 days to review the application and submit to the Small Business Administration (the “SBA”) the determination based on the Company’s application.  On January 29, 2021, the Company was notified that as a result of recent guidance and technical changes made by the SBA contained in a January 19, 2021 Interim Final Rule, the Procedural Notice on Over-Funded Loan Amounts and the Procedural Notice on the Re-Submission of Forgiveness Applications, PNC has temporarily paused the forgiveness application process for all 2020 first-draw PPP loans.  Consequently, the 60-day review period for PNC to review and issue a decision to the SBA has been paused. PNC will resume the review process once the updated technical guidance is received by the SBA and their systems updated accordingly.  As of February 12, 2021, the Company has not received any determination from PNC.  Any amounts not forgiven under the Program will be payable in equal installments of principal plus any interest owed on the payment date from the Deferral Expiration Date through the Maturity Date.  Additionally, any accrued interest that is not forgiven under the Program will be due on the First Payment Date, which is the 15th of the month following the month in which the Deferral Expiration Date occurs.

If the Company fails to make timely payments under the PPP Note, PNC will charge the Company a late payment fee equal to the lesser of 5% of the amount of such payment or $100. In the event of Default, as defined in the PPP Note, the default rate of interest will 5% in excess of the interest rate in effect from time to time under the PPP Note.

Capitalized Lease Obligations. On December 1, 2020, the capitalized lease obligation entered into by the Company on February 1, 2019 with First American Equipment Finance in the amount of $233, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $10 and had an imputed interest rate of 7.28%.

On December 1, 2020, the capitalized lease obligation entered into by the Company on December 8, 2015 with Wells Fargo Equipment Finance, Manufacturer Services Group in the amount of $129, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $2 and had an imputed interest rate of 4.01%.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Note 5. Significant Risks and Uncertainties

(a) Major Customers. In the three months ended December 31, 2020 and 2019, approximately 92% and 93%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 72% and 24% and 70% and 26% in the three months ended December 31, 2020 and 2019, respectively.  In each of the six months ended December 31, 2020 and 2019, approximately 92% of consolidated net sales were derived from the same two customers and net sales to these two customers represented approximately 70% and 24% in the six months ended December 31, 2020 and 68% and 27% of net sales in the six months ended December 31, 2019, respectively.  Accounts receivable from these two major customers represented approximately 88% and 92% of total net accounts receivable as of December 31 and June 30, 2020, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 71% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2018 and will expire on August 31, 2022.

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

Note 6. Leases and other Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of less than 1 year to approximately 5 years.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended December 31, 2020 and 2019, were as follows:

	Three months ended December 31,
	2020			2019
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$141	$25	$166	$142	$25	$167

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$12	$12	$-	$2	$2
Interest on operating lease liabilities	-	1	1	-	3	3
Total finance lease cost	$-	$13	$13	$-	$5	$5

The components of lease expense for the six months ended December 31, 2020 and 2019, were as follows:

	Six months ended December 31,
	2020			2019
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$283	$49	$332	$283	$56	$339

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$24	$24	$-	$29	$29
Interest on operating lease liabilities	-	2	2	-	8	8
Total finance lease cost	$-	$26	$26	$-	$37	$37

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

Rent expense and lease amortization costs for the three months ended December 31, 2020 and 2019 on these leases were $221 and $220, respectively and $443 and $431 for the six month periods ended December 31, 2020 and 2019, respectively and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2020 and June 30, 2020, the Company had outstanding current obligations to Vitamin Realty of $64 and $62, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $2,562 and $2,794 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet as of December 31, 2020 and June 30, 2020, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of December 31, 2020, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,557	$476	$2,086	$2,820
Machinery and equipment leases	10	8	2	10
Office equipment leases	16	9	7	17
	$2,583	$493	$2,095	$2,847

As of June 30, 2020, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,788	$467	$2,327	$3,103
Machinery and equipment leases	28	20	8	29
Office equipment leases	8	1	7	9
	$2,824	$488	$2,342	$3,141

As of December 31, 2020 and June 30, 2020, the Company’s weighted average discount rate and remaining term on lease liabilities were approximately 3.75% and 3.75% and 4.9 years and 5.4 years, respectively.

Supplemental cash flows information related to leases for the six months ended December 31, 2020, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$283	$48	$331
Operating cash flows from finance leases	-	2	2
Financing cash flows from finance lease obligations	-	75	75

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the six months ended December 31, 2019, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$283	$47	$330
Operating cash flows from finance leases	-	8	8
Financing cash flows from finance lease obligations	-	115	115

In the six months ended December 31, 2020, the Company renewed, for one year, an operating lease for office space with an annual commitment of $25.

Maturities of operating lease liabilities as of December 31, 2020 were as follows:

	Operating	Related Party
Year ending	Lease	Operating Lease
June 30,	Commitment	Commitment	Total

2021, remaining	$12	$282	$294
2022	10	565	575
2023	2	565	567
2024	2	565	567
2025	1	563	564
2026	-	280	280
Total minimum lease payments	27	2,820	2,847
Imputed interest	(1)	(258)	(259)
Total	$26	$2,562	$2,588

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $265 and $262 and $530 and $526 for the three and six months ended December 31, 2020 and 2019, respectively. Rent and lease amortization is included in cost of sales, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

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

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended December 31, 2020 and 2019 were $1,750 and $2,319, respectively and for the six months ended December 31, 2020 and 2019 were $3,217 and $4,345, respectively.

Financial information relating to the three months ended December 31, 2020 and 2019 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2020	$12,168	$1,704	$13,872	$2,069	$86	$64
	2019	11,501	2,303	13,804	1,927	69	43

Other Nutraceutical Businesses	2020	339	46	385	105	1	-
	2019	377	16	393	99	-	-

Total Company	2020	12,507	1,750	14,257	2,174	87	64
	2019	11,878	2,319	14,197	2,026	69	43

Financial information relating to the six months ended December 31, 2020 and 2019 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2020	$25,492	$3,166	$28,658	$4,325	$168	$114
	2019	20,502	4,286	24,788	3,177	159	101

Other Nutraceutical Businesses	2020	720	51	771	222	2	3
	2019	756	59	815	248	1	-

Total Company	2020	26,212	3,217	29,429	4,547	170	117
	2019	21,258	4,345	25,603	3,425	160	101

	Total Assets as of
	December 31,	June 30,
	2020	2020
Contract Manufacturing	$21,876	$19,581

Other Nutraceutical Businesses	3,387	3,363
Total Company	$25,263	$22,944

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

For the six months ended December 31, 2020, our net sales from operations increased by $3,826 to approximately $29,429 from approximately $25,603 in the six months ended December 31, 2019.    Our net sales in the Contract Manufacturing Segment increased by $3,870, offset by a decrease in our Other Nutraceuticals Segment of $44.  Net sales increased in our Contract Manufacturing Segment primarily due to increased sales volumes to Life Extension and Herbalife in the amount of $3,306 and $160, respectively.  For the six months ended December 31, 2020, we had operating income of approximately $2,753, an increase of approximately $1,072 from operating income of approximately $1,681 for the six months ended December 31, 2019. Our profit margins increased from approximately 13.4% of net sales in the six months ended December 31, 2019 to approximately 15.5% of net sales in the six months ended December 31, 2020, primarily as a result of the increased sales in our Contract Manufacturing Segment of approximately $3,870.  Our consolidated selling and administrative expenses increased by approximately $50 or approximately 2.9% in the six months ended December 31, 2020 compared to the six months ended December 31, 2019.  Our employee stock compensation expense increased by $64 and we had an increase in expected losses on customer receivables of $30, offset in part, from decreases in professional fees of $40 primarily from decreased legal fees, along with a decrease in travel and entertainment of $37.

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

The COVID-19, or coronavirus outbreak, has the potential to cause a disruption in our supply chain. Currently, some of our suppliers of certain materials used in the production of our supplements are located in China and other impacted countries or other states within the United States. Most materials may be obtained from more than one supplier. However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of such materials, which has caused prices of some materials to increase. As of February 12, 2021, we have had delays, however; have not experienced a significant disruption in the supply chain for our raw materials.

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

While, as of February 12, 2021, we haven’t experienced a major disruption in the supply chain for our manufactured products, we have, however, seen a disruption in the supply chain for personal protection equipment (“PPE”) and cleaning supplies used in our manufacturing facilities in accordance with our standard operating procedures and the updated guidelines issued by the Centers for Disease Control and Prevention (the “CDC”) for personal safety. The U.S. Department of Labor Occupational Safety and Health Administration has adopted the CDC guidelines and as such we are required to provide the PPE for our employees to wear while working. When we have obtained the out of stock items, such as face masks, gloves and other protective personal items, the cost of such items were substantially higher than the historical costs. This may impact our future gross margins. Additionally, if we are unable to obtain cleaning supplies, we may have to temporarily close areas of production until the needed supplies are obtained.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three and six months ended December 31, 2020, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2020 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2020	2019	2020	2019

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	84.8%	85.7%	84.5%	86.6%
Selling and administrative	6.5%	5.8%	6.1%	6.8%
	91.3%	91.5%	90.6%	93.4%
Income from operations	8.7%	8.5%	9.4%	6.6%

Other income (expense), net
Interest expense	(0.6% )	(0.8% )	(0.5% )	(0.9% )
Realized gain on sale of iBio Stock	-	-	0.2%	-
Unrealized loss on investments	(0.3% )	(0.2% )	(0.3% )	(0.2% )
Other income, net	0.1%	0.1%	0.0%	0.1%
Other expense, net	(0.8% )	(0.9% )	(0.6% )	(1.0% )

Income before income taxes	7.9%	7.6%	8.8%	5.6%

Provision for income taxes	(0.7% )	0.8%	1.1%	0.6%

Net income	8.6%	6.8%	7.7%	5.0%

For the Six months ended December 31, 2020 compared to the Six months ended December 31, 2019

Sales, net. Sales, net, for the six months ended December 31, 2020 and 2019 were $29,429 and $25,603, respectively, an increase of 14.9%, and were comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2020	2019	2020 vs 2019	2020 vs 2019
	(amounts in thousands)
Contract Manufacturing:
US Customers	$25,492	$20,502	$4,990	24.3%
International Customers	3,166	4,286	(1,120)	(26.1%	)
Net sales, Contract Manufacturing	28,658	24,788	3,870	15.6%

Other Nutraceuticals:
US Customers	720	756	(36)	(4.8%	)
International Customers	51	59	(8)	(13.6%	)
Net sales, Other Nutraceuticals	771	815	(44)	(5.4%	)
Total net sales	$29,429	$25,603	$3,826	14.9%

In each of the six months ended December 31, 2020 and 2019, a significant portion of our consolidated net sales, approximately 92%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 70% and 24% and 68% and 27%, respectively, of our Contract Manufacturing Segment’s net sales in the six months ended December 31, 2020 and 2019, respectively. Innophos (a customer of our Other Nutraceutical Businesses), while not a significant customer of our consolidated net sales, represented approximately 0% and 18% of the Other Nutraceutical Businesses net sales in the six months ended December 31, 2020 and 2019, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $3,826 was primarily the result of increased net sales in our Contract Manufacturing Segment by $3,870 primarily due to increased sales volumes to Life Extension and Herbalife in the amounts of $3,306 and $160, respectively, and a combined net increase to our other customers of $404.

Cost of sales. Cost of sales increased by approximately $2,704 to $24,882 for the six months ended December 31, 2020, as compared to $22,178 for the six months ended December 31, 2019 or approximately 12%. Cost of sales decreased as a percentage of sales to 84.5% for the six months ended December 31, 2020 as compared to 86.6% for the six months ended December 31, 2019. The increase of 12.2% in the cost of goods sold amount is consistent with the increased net sales of approximately 14.9%. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other two segments other than the variances in sales.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $50, approximately 3% in the six months ended December 31, 2020 as compared to the six months ended December 31, 2019. As a percentage of sales, net, selling and administrative expenses were approximately 6% and 7% in the six months ended December 31, 2020 and 2019, respectively. The increase of $50 was primarily from increases in (i) employee stock compensation expense of $64 as a result of issuing stock options in November 2020, with no such grant in the period ended December 31, 2019 and; (ii) an increase in expected losses on customer receivables of $30. These increases we offset, in part, by decreases in (i) professional and consulting fees of approximately $40 primarily as the result of decreased legal fees of approximately $52 from general legal counsel offset by an increase in of $12 in other professional consulting services and (ii) travel and entertainment expenses of $37 as the result of the travel and entertainment restrictions from the COVID-19 pandemic.

Other income (expense), net. Other income (expense), net was approximately $156 for the six months ended December 31, 2020 compared to $261 for the six months ended December 31, 2019, and was composed of:

	Six months ended
	December 31,
	2020	2019
	(dollars in thousands)
Interest expense	$(155)	$(233)
Realized gain on sale of investment in iBio Stock	56	-
Unrealized loss on investment in iBio Stock	(73)	(55)
Other income	16	27
Other income (expense), net	$(156)	$(261)

Our interest expense for the six months ended December 31, 2020 decreased by $78 from the six month period ended December 31, 2019, primarily resulting from of lower average daily balances outstanding under the Senior Credit Facility with PNC and a decrease in the interest rates of approximately 1.5% in the six months ended December 31, 2020 from the six months ended December 31, 2019 (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

In the six months ended December 31, 2020, we sold 16,000 shares of iBio Stock for a gain of $56 with no such sales in the six months ended December 31, 2019. Also, in the six months ended December 31, 2020, and 2019, we had an unrealized loss on the remaining iBio Stock of approximately $73 and $55, respectively.

Provision for income taxes. For the six months ended December 31, 2020 and 2019, we had a state income tax provision of approximately $311 and $158, respectively and a federal income tax benefit of $9 in the six months ended December 31, 2019, compared to a federal tax provision of $21 in the six months ended December 31, 2020. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the six months ended December 31, 2020 and 2019 was approximately $2,265 and $1,271, respectively. The increase of approximately $994 was primarily the result of increased operating income of $1,072 and decreased interest expense of $78, offset by increases in selling and administrative expenses of $50 and provision for income taxes of $183.

For the Three Months Ended December 31, 2020 compared to the Three Months Ended December 31, 2019

Sales, net. Sales, net, for the three months ended December 31, 2020 and 2019 were $14,257 and $14,197, respectively, an increase of 0.4%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2020	2019	2020 vs 2019	2020 vs 2019
	(amounts in thousands)
Contract Manufacturing:
US Customers	$12,168	$11,501	$667	5.8%
International Customers	1,704	2,303	(599)	(26.0% )
Net sales, Contract Manufacturing	13,872	13,804	68	0.5%

Other Nutraceuticals:
US Customers	339	377	(38)	(10.1% )
International Customers	46	16	30	187.5%
Net sales, Other Nutraceuticals	385	393	(8)	(2.0% )
Total net sales	$14,257	$14,197	$60	0.4%

For the three months ended December 31, 2020 and 2019, a significant portion of our consolidated net sales, approximately 92% and 93%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 72% and 24% and 70% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended December 31, 2020 and 2019, respectively. Innophos, while not significant customer of our consolidated net sales, represented approximately 0% and 10%, of the Other Nutraceutical Businesses net sales in the three months ended December 31, 2020 and 2019, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $60 was primarily the result of increased net sales in our Contract Manufacturing Segment by $68 primarily due to increased sales volumes to Life Extension of $313, offset by decreases in sales volume to Herbalife in the amount $369, respectively and a combined net increase to our other customers of $124.

Cost of sales. Cost of sales were substantially the same in the each of three months ended December 31, 2020 and 2019, $12,083 as compared to $12,171, respectively. Cost of sales as a percentage of sales was approximately 85% for each of the three months ended December 31, 2020 and 2019.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $109, approximately 13.3% in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. As a percentage of sales, net, selling and administrative expenses were approximately 6.5% and 5.8% in the three months ended December 31, 2020 and 2019, respectively. The increase of $109 was primarily from increases in (i) employee stock compensation expense of $71 as a result of issuing stock options in November 2020, with no such grant in the period ended December 31, 2019 and; (ii) professional and consulting fees of approximately $31 primarily as the result of increased legal fees of approximately $9 from general legal counsel and of $22 in other professional consulting services.  These increases were offset, in part by a decrease in travel and entertainment expenses of $22 as the result of the travel and entertainment restrictions from the COVID-19 pandemic. No other component of selling and administrative expenses increased by more than $10 in the three month period ended December 31, 2020 compared to the same period ended December 31, 2019.

Other income (expense), net. Other income (expense), net was approximately $115 for the three months ended December 31, 2020 compared to $134 for the three months ended December 31, 2019, and is composed of:

	Three months ended
	December 31,
	2020	2019
	(dollars in thousands)
Interest expense	$(79)	$(109)
Unrealized loss on investment in iBio Stock	(44)	(31)
Other income	8	6
Other income (expense), net	$(115)	$(134)

Our interest expense for the three months ended December 31, 2020 decreased by $30 from the three month period ended December 31, 2019, primarily as the result of lower average daily balances outstanding under the Senior Credit Facility with PNC and a decrease in the interest rates of approximately 1.5% in the three month period ended December 31, 2020 from the three month period ended December 31, 2019 (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

Federal and state income tax expense, net. For the three months ended December 31, 2020 and 2019, we had a federal deferred income tax benefit of $252 and $3, respectively, and state income tax expense, net of approximately $157 and $115, in the three months ended December 31, 2020 and 2019, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the three months ended December 31, 2020 and 2019 was approximately $1,224 and $959, respectively. The increase of approximately $265 was primarily the result of the decrease in the provision for income taxes of $207.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2020	2019
	(dollars in thousands)

Net cash provided by operating activities	$1,164	$1,058
Net cash used in investing activities	$(21)	$(98)
Net cash used in financing activities	$(1,502)	$(1,368)

Cash at end of period	$43	$67

At December 31, 2020, our working capital was approximately $4,834, an increase of $1,472 from our working capital of $3,362 at June 30, 2020. Our current assets increased by $2,638 offset by an increase in our current liabilities of $1,166. The increase in the current assets is primarily from increases in inventories in the amount of $3,815 offset by a decrease in accounts receivable, net of $970.

Operating Activities

Net cash provided by operating activities of $1,164 in the six months ended December 31, 2020 includes net income of approximately $2,265. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $2,832. Net cash provided by our operations in the six months ended December 31, 2020 was offset by uses in our working capital assets and liabilities in the amount of approximately $1,668 and was primarily the result of an increase in our inventory of $3,815, offset by an aggregate increase in accounts payable, accrued expenses and other liabilities of $1,684 and a decrease in accounts receivable of $970.

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

Investing Activities

Cash used in investing activities in the six months ended December 31, 2020 of approximately $21 was from proceeds of $96 from the sale of iBio Stock offset by the purchase of machinery and equipment of $117. Cash used in investing activities of $98 in the six months ended December 31, 2019 was used primarily for the purchase of machinery and equipment of approximately $101.

Financing Activities

Cash used in financing activities was approximately $1,502 for the six months ended December 31, 2020, and was primarily from repayments of advances under our revolving credit facility of $29,151 and principal payments under our term notes in the amount of $862, offset by advances under our revolving credit facility of approximately $28,579.

Cash used in financing activities was approximately $1,368 for the six months ended December 31, 2019, and was from repayments of advances under our revolving credit facility of $24,469 and principal payments under our term notes in the amount of $610, offset, in part, by advances under our revolving credit facility of approximately $23,826.

As of December 31, 2020, we had cash of $43, funds available under our revolving credit facility of approximately $2,694 and working capital of approximately $4,834. Our working capital includes $3,475 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $2,753 in the six months ended December 31, 2020. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending February 12, 2022.

Our total annual commitments at December 31, 2020 for long term non-cancelable leases of approximately $565 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2020 and 2019 were approximately $117 and $101, respectively. The Company has budgeted approximately $475 for capital expenditures for fiscal year 2021. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of January 22, 2021, the Company's common stock was updated to the OTCQX® Best Market of the OTC Markets Group, Inc. and commenced quotation under the symbol "INBP."  In order to maintain quotation on the OTCQX, the Company will be required to comply with certain minimum qualitative and quantitative requirements, including with respect to corporate governance.  There can be no assurances that the Company will be able to comply with these qualitative and quantitative requirements for continued quotation of its common stock on the OTCQX.  If the Company doesn't maintain compliance with the OTCQX rules, the Company's common stock may resume listing on the OTCQB and holders of the Company's common stock may find it more difficult to sell their shares.

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended December 31, 2020 and 2019, (ii) Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2020, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 12, 2021	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: February 12, 2021	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: February 12, 2021	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President