Form 10-Q
period 2021-03-31
INTEGRATED BIOPHARMA INC
filed 2021-05-13
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Emerging growth company ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____  No __X__

As of May 13, 2021, there were 29,769,943 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended March 31, 2021

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except for share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2021	2020	2021	2020

Sales, net	$17,072	$13,631	$46,501	$39,234

Cost of sales	14,411	11,779	39,293	33,957

Gross profit	2,661	1,852	7,208	5,277

Selling and administrative expenses	942	892	2,736	2,636

Operating income	1,719	960	4,472	2,641

Other income (expense), net
Interest expense	(58)	(96)	(213)	(329)
Realized gain on sale of investment in iBio Stock	-	49	56	49
Unrealized gain (loss) on investments	22	90	(51)	35
Other income, net	23	-	39	27
Other income (expense), net	(13)	43	(169)	(218)

Income before income taxes	1,706	1,003	4,303	2,423

Provision for income taxes	465	67	797	216

Net income	$1,241	$936	$3,506	$2,207

Basic earnings per common share	$0.04	$0.03	$0.12	$0.07

Diluted earnings per common share	$0.04	$0.03	$0.11	$0.07

Weighted average common shares outstanding - basic	29,709,992	29,565,943	29,671,251	29,565,943
Add: Equivalent shares outstanding	3,153,646	1,319,380	2,774,164	1,113,309
Weighted average common shares outstanding - diluted	32,863,638	30,885,323	32,445,415	30,679,252

 See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)
(Unaudited)

	March 31,	June 30,
	2021	2020
Assets
Current Assets:
Cash	$105	$402
Accounts receivable, net	6,455	5,507
Inventories	13,422	10,101
Other current assets	544	451
Total current assets	20,526	16,461

Property and equipment, net	1,637	1,696
Operating lease right-of-use assets (includes $2,440 and $2,788 with a related party)	2,460	2,824
Deferred tax assets, net	1,462	1,883
Security deposits and other assets	46	80
Total Assets	$26,131	$22,944

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$2,516	$4,046
Accounts payable (includes $71 and $62 due to related party)	6,594	4,358
Accrued expenses and other current liabilities	1,596	1,384
Current portion of long term debt, net	3,171	2,823
Current portion of operating lease liabilities (includes $480 and $467 with a related party)	495	488
Total current liabilities	14,372	13,099

Long term debt, net	40	1,436
Operating lease liabilities (includes $1,965 and $2,327 with a related party)	1,970	2,342
Total liabilities	16,382	16,877

Commitments and Contingencies

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,782,543 and 29,680,843 shares issued and
29,747,643 and 29,645,943 shares outstanding, respectively	60	59
Additional paid-in capital	50,438	50,263
Accumulated deficit	(40,650)	(44,156)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	9,749	6,067
Total Liabilities and Stockholders' Equity	$26,131	$22,944

 See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(in thousands, except shares)
(Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2021:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2020	29,680,843	$59	$50,263	$(44,156)	34,900	$(99)	$6,067
Stock compensation expense for employee stock options	-	-	8	-	-	-	8
Net income	-	-	-	1,041	-	-	1,041
Balance, September 30, 2020	29,680,843	59	50,271	(43,115)	34,900	(99)	7,116
Stock compensation expense for employee stock options	-	-	86	-	-	-	86
Shares issued upon exercise of employee stock options	35,000	-	7	-	-	-	7
Net income	-	-	-	1,224	-	-	1,224
Balance, December 31, 2020	29,715,843	59	50,364	(41,891)	34,900	(99)	8,433
Stock compensation expense for employee stock options	-	-	68	-	-	-	68
Shares issued upon exercise of employee stock options	66,700	1	6	-	-	-	7
Net income	-	-	-	1,241	-	-	1,241
Balance, March 31, 2021	29,782,543	$60	$50,438	$(40,650)	34,900	$(99)	$9,749

FOR THE NINE MONTHS ENDED MARCH 31, 2020:
	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2019	29,600,843	$59	$50,197	$(48,264)	34,900	$(99)	$1,893
Stock compensation expense for employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	312	-	-	312
Balance, September 30, 2019	29,600,843	59	50,212	(47,952)	34,900	(99)	2,220
Stock compensation expense for employee stock options	-	-	15	-	-	-	15
Net income	-	-	-	959	-	-	959
Balance, December 31, 2019	29,600,843	59	50,227	(46,993)	34,900	(99)	3,194
Stock compensation expense for employee stock options	-	-	14	-	-	-	14
Net income	-	-	-	936	-	-	936
Balance, March 31, 2020	29,600,843	$59	$50,241	$(46,057)	34,900	$(99)	$4,144

 See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
(Unaudited)

	Nine months ended
	March 31,
	2021	2020
Cash flows provided by operating activities:
Net income	$3,506	$2,207
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	253	239
Amortization of operating lease right-of-use assets	364	341
Stock based compensation	162	44
Change in deferred tax assets	421	(101)
Realized gain on sale of investment in iBio Stock	(56)	(49)
Unrealized loss (gain) on investment in iBio Stock	51	(35)
Other, Net	16	11
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(948)	166
Inventories	(3,321)	(1,247)
Other assets	(158)	(11)
(Decrease) increase in:
Accounts payable	2,201	2,256
Accrued expenses and other liabilities	212	71
Operating lease obligations	(365)	(343)
Net cash provided by operating activities	2,338	3,549

Cash flows from investing activities:
Purchase of property and equipment	(150)	(158)
Proceeds from sale of iBio Stock	96	85
Proceeds from sale of machinery and equipment	-	3
Net cash used in investing activities	(54)	(70)

Cash flows from financing activities:
Advances under revolving credit facility	41,758	35,190
Proceeds from exercise of employee stock options	14	-
Repayments of advances under revolving credit facility	(43,288)	(37,599)
Repayments under term note payables	(990)	(823)
Repayments under finance lease obligations	(75)	(157)
Net cash used in financing activities	(2,581)	(3,389)

Net (decrease) increase in cash	(297)	90
Cash at beginning of period	402	475
Cash at end of period	$105	$565

Supplemental disclosures of cash flow information:
Interest paid	$176	$323
Income taxes paid	$408	$303

Supplemental disclosures of non-cash flow transactions:
Amount owed on purchase of property and equipment	$50	$-

  See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“Form 10-K”), as filed with the SEC. The June 30, 2020 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results for the full fiscal year ending June 30, 2021 or for any other period.

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

The following potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Anti-dilutive stock options	-	-	150,000	-
Total anti-dilutive shares	-	-	150,000	-

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2021	2020

Raw materials	$9,786	$6,610
Work-in-process	2,270	2,612
Finished goods	1,366	879
Total	$13,422	$10,101

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2021	2020

Land and building	$1,250	$1,250
Leasehold improvements	1,316	1,287
Machinery and equipment	6,324	6,465
Transportation equipment	6	6
	8,896	9,008
Less: Accumulated depreciation and amortization	(7,259)	(7,312)
Total	$1,637	$1,696

Depreciation and amortization expense recorded on property and equipment was $83 and $79 for the three months and $253 and $239 for the nine months ended March 31, 2021 and 2020, respectively. Additionally, the Company disposed of fully depreciated property of $216 and $6 in the nine months ended March 31, 2021 and 2020, respectively.  Additionally, the Company recognized a net gain on disposals of $10 on property in the aggregate amount of $100 that were not fully depreciated and a gain on the sale of equipment of $3 in the nine months ended March 31, 2021 and 2020, respectively.

Note 4. Senior Credit Facility and other Long Term Debt

As of March 31, 2021 and June 30, 2020, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of March 31, 2021	As of June 30, 2020
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$2,516	$4,046	3.25%	5/15/2024
Installment Note with PNC Bank	1,594	2,584	3.50%	5/15/2024
Payroll Protection Program Loan with PNC Bank	1,639	1,639	1.00%	4/30/2022
Capitalized lease obligations	-	75	4.01% - 9.38%	12/1/2020
Total outstanding debt	5,749	8,344
Less: Revolving Advances	(2,516)	(4,046)
Prepaid financing costs	(22)	(39)
Current portion of long term debt, net	(3,171)	(2,823)
Long term debt, net	$40	$1,436

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. (“iBio Stock”) owned by the Company. Revolving Advances bear interest at PNC’s Base Rate (3.25% as of March 31, 2021 and June 30, 2020) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bears interest at PNC’s Base Rate (3.50% as of March 31, 2021 and June 30, 2020) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of March 31, 2021, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the nine months ended March 31, 2021 to repay the Term Loan.

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

The Company applied for loan forgiveness on January 7, 2021. PNC has 60 days to review the application and submit to the Small Business Administration (the “SBA”) the determination based on the Company’s application. On January 29, 2021, the Company was notified that as a result of recent guidance and technical changes made by the SBA contained in a January 19, 2021 Interim Final Rule, the Procedural Notice on Over-Funded Loan Amounts and the Procedural Notice on the Re-Submission of Forgiveness Applications, PNC has temporarily paused the forgiveness application process for all 2020 first-draw PPP loans. Consequently, the 60-day review period for PNC to review and issue a decision to the SBA has been paused. PNC will resume the review process once the updated technical guidance is received by the SBA and their systems updated accordingly. The Company reapplied for loan forgiveness on April 7, 2021. As of May 13, 2021, the Company has not received any determination from PNC. Any amounts not forgiven under the Program will be payable in equal installments of principal plus any interest owed on the payment date from the Deferral Expiration Date through the Maturity Date. Additionally, any accrued interest that is not forgiven under the Program will be due on the First Payment Date, which is the 15th of the month following the month in which the Deferral Expiration Date occurs.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers. In the three months ended March 31, 2021 and 2020, approximately 92% and 91%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 70% and 24% and 64% and 26% in the three months ended March 31, 2021 and 2020, respectively. In each of the nine months ended March 31, 2021 and 2020, approximately 92% of consolidated net sales were derived from the same two customers and net sales to these two customers represented approximately 70% and 24% in the nine months ended March 31, 2021 and 67% and 27% of net sales in the nine months ended March 31, 2020, respectively. Accounts receivable from these two major customers represented approximately 89% and 92% of total net accounts receivable as of March 31, 2021 and June 30, 2020, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended March 31, 2021 and 2020, were as follows:

	Three months ended March 31,
	2021			2020
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$141	$24	$165	$142	$24	$166

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$-	$-	$-	$14	$14
Interest on operating lease liabilities	-	-	-	-	3	3
Total finance lease cost	$-	$-	$-	$-	$17	$17

The components of lease expense for the nine months ended March 31, 2021 and 2020, were as follows:

	Nine months ended March 31,
	2021			2020
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$424	$73	$497	$425	$80	$505

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$24	$24	$-	$43	$43
Interest on operating lease liabilities	-	2	2	-	11	11
Total finance lease cost	$-	$26	$26	$-	$54	$54

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Rent expense and lease amortization costs for the three months ended March 31, 2021 and 2020 on these leases were $221 and $216, respectively and $664 and $647 for the nine month periods ended March 31, 2021 and 2020, respectively and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2021 and June 30, 2020, the Company had outstanding current obligations to Vitamin Realty of $71 and $62, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $2,445 and $2,794 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet as of March 31, 2021 and June 30, 2020, respectively.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of March 31, 2021, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,440	$480	$1,965	$2,679
Machinery and equipment leases	7	7	-	7
Office equipment leases	13	8	5	14
	$2,460	$495	$1,970	$2,700

As of June 30, 2020, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,788	$467	$2,327	$3,103
Machinery and equipment leases	28	20	8	29
Office equipment leases	8	1	7	9
	$2,824	$488	$2,342	$3,141

As of March 31, 2021 and June 30, 2020, the Company’s weighted average discount rate and remaining term on lease liabilities were approximately 3.75% and 3.75% and 4.7 years and 5.4 years, respectively.

Supplemental cash flows information related to leases for the nine months ended March 31, 2021, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$424	$55	$479
Operating cash flows from finance leases	-	2	2
Financing cash flows from finance lease obligations	-	75	75

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the nine months ended March 31, 2020, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$424	$75	$499
Operating cash flows from finance leases	-	11	11
Financing cash flows from finance lease obligations	-	157	157

In the nine months ended March 31, 2021, the Company renewed, for one year, an operating lease for office space with an annual commitment of $25. On April 29, 2021, the Company entered into a 5 year operating lease for office equipment with an annual commitment of $7.

Maturities of operating lease liabilities as of March 31, 2021 were as follows:

	Operating	Related Party
Year ending	Lease	Operating Lease
June 30,	Commitment	Commitment	Total

2021, remaining	$6	$141	$147
2022	10	565	575
2023	2	565	567
2024	2	563	565
2025	1	534	535
2026	-	311	311
Total minimum lease payments	21	2,679	2,700
Imputed interest	(1)	(234)	(235)
Total	$20	$2,445	$2,465

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $264 and $257 and $794 and $783 for the three and nine months ended March 31, 2021 and 2020, respectively. Rent and lease amortization is included in cost of sales, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

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

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended March 31, 2021 and 2020 were $2,333 and $2,573, respectively and for the nine months ended March 31, 2021 and 2020 were $5,550 and $6,918, respectively.

Financial information relating to the three months ended March 31, 2021 and 2020 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2021	$14,311	$2,308	$16,619	$2,550	$82	$33
	2020	10,775	2,558	13,333	1,772	78	49

Other Nutraceutical Businesses	2021	428	25	453	111	1	-
	2020	283	15	298	80	1	8

Total Company	2021	14,739	2,333	17,072	2,661	83	33
	2020	11,058	2,573	13,631	1,852	79	57

Financial information relating to the nine months ended March 31, 2021 and 2020 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2021	$39,803	$5,474	$45,277	$6,875	$250	$147
	2020	31,277	6,844	38,121	4,949	237	150

Other Nutraceutical Businesses	2021	1,148	76	1,224	333	3	3
	2020	1,039	74	1,113	328	2	8

Total Company	2021	40,951	5,550	46,501	7,208	253	150
	2020	32,316	6,918	39,234	5,277	239	158

	Total Assets as of
	March 31,	June 30,
	2021	2020
Contract Manufacturing	$23,248	$19,581
Other Nutraceutical Businesses	2,883	3,363

Total Company	$26,131	$22,944

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

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and in Part II of this Quarterly Report on Form 10-Q.

For the nine months ended March 31, 2021, our net sales from operations increased by $7,267 to approximately $46,501 from approximately $39,234 in the nine months ended March 31, 2020, an increase of 18.5%. Our net sales in the Contract Manufacturing Segment increased by $7,156 and in our Other Nutraceuticals Segment by $111. Net sales increased in our Contract Manufacturing Segment primarily due to increased sales volumes to Life Extension and Herbalife in the amount of $6,152 and $559, respectively. For the nine months ended March 31, 2021, we had operating income of approximately $4,472, an increase of approximately $1,831 from operating income of approximately $2,641 for the nine months ended March 31, 2020. Our profit margins increased from approximately 13.5% of net sales in the nine months ended March 31, 2020 to approximately 15.5% of net sales in the nine months ended March 31, 2021, primarily as a result of the increased sales in our Contract Manufacturing Segment of approximately $7,156. Our consolidated selling and administrative expenses increased by approximately $100 or approximately 3.8% in the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020. Our employee stock compensation expense increased by $118, insurance costs of $24 and we had an increase in expected losses on customer receivables of $22, offset in part, from decreases in professional fees of $36 primarily from decreased legal fees, along with a decrease in travel and entertainment of $44.

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

The COVID-19, or coronavirus outbreak, has the potential to cause a disruption in our supply chain. Currently, some of our suppliers of certain materials used in the production of our supplements are located in China and other impacted countries or other states within the United States. Most materials may be obtained from more than one supplier. However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of such materials, which has caused prices of some materials to increase. As of May 13, 2021, we have had delays, however; we have not experienced a significant disruption in the supply chain for our raw materials. We have taken measures to secure some surplus stock and have informed our customers who may be affected of the potential price increase. In addition, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

In addition to supply chain issues resulting from the COVID-19 pandemic, we are experiencing supply chain disruptions relating to fuel refinery and transportation issues as it pertains to the production of plastics.  This is impacting the supply and demand of bottles and caps, key components in our Contract Manufacturing Segment.   Transportation, in general, continues to be an issue in the delay of receiving materials and our ability to meet promised delivery dates to our customers in the Contract Manufacturing Segment.

While, as of May 13, 2021, we haven’t experienced a major disruption in the supply chain for our manufactured products, we did, however, see a disruption in the supply chain for personal protection equipment (“PPE”) and cleaning supplies used in our manufacturing facilities in accordance with our standard operating procedures and the updated guidelines issued by the Centers for Disease Control and Prevention (the “CDC”) for personal safety. The U.S. Department of Labor Occupational Safety and Health Administration has adopted the CDC guidelines and as such we are required to provide the PPE for our employees to wear while working.  When we did obtain the out of stock items, such as face masks, gloves and other protective personal items, the cost of such items were substantially higher than the historical costs.  Due to increased volumes of sales, the increased costs of PPE did not impact our gross margins. Additionally, if we are unable to obtain cleaning supplies in the future, we may have to temporarily close areas of production until the needed supplies are obtained.

We do not currently anticipate any negative impact to our margins resulting from the coronavirus outbreak or the supply chain disruptions relating to fuel refinery and transportation, however; if we are unable to obtain the necessary materials to produce and bottle a supplement within our standard lead times or the necessary PPE and cleaning supplies, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to our customers.  If there are increased shipping costs as a result of the fuel refinery and transportation issues that we are not able to pass along to our customers, it could have a negative impact on our margins.

While our facilities did remain open during the State of New Jersey lockdown during the coronavirus outbreak as an essential business, there can be no assurances that we will continue to operate if the Governor of New Jersey should modify or issue new executive orders prohibiting our facilities to remain open.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2021, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2020 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2021	2020	2021	2020

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	84.4%	86.4%	84.5%	86.5%
Selling and administrative	5.5%	6.5%	5.9%	6.7%
	89.9%	92.9%	90.4%	93.2%
Income from operations	10.1%	7.1%	9.6%	6.8%

Other income (expense), net
Interest expense	(0.3% )	(0.7% )	(0.5% )	(0.8% )
Realized gain on sale of iBio Stock	-	0.3%	0.1%	0.1%
Unrealized gain (loss) on investments	0.1%	0.7%	(0.1% )	0.1%
Other income, net	0.1%	-	0.1%	0.1%
Other expense, net	(0.1% )	0.3%	(0.4% )	(0.5% )

Income before income taxes	10.0%	7.4%	9.2%	6.3%

Provision for income taxes	2.7%	0.5%	1.7%	0.6%

Net income	7.3%	6.9%	7.5%	5.7%

For the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020

Sales, net. Sales, net, for the nine months ended March 31, 2021 and 2020 were $46,501 and $39,234, respectively, an increase of 18.5%, and were comprised of the following:

	Nine months ended		Dollar	Percentage
	March 31,		Change	Change
	2021	2020	2021 vs 2020	2021 vs 2020
	(amounts in thousands)
Contract Manufacturing:
US Customers	$39,803	$31,277	$8,526	27.3%
International Customers	5,474	6,844	(1,370)	(20.0%)
Net sales, Contract Manufacturing	45,277	38,121	7,156	18.8%

Other Nutraceuticals:
US Customers	1,148	1,039	109	10.5%
International Customers	76	74	2	2.7%
Net sales, Other Nutraceuticals	1,224	1,113	111	10.0%

Total net sales	$46,501	$39,234	$7,267	18.5%

In each of the nine months ended March 31, 2021 and 2020, a significant portion of our consolidated net sales, approximately 92%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 70% and 24% and 67% and 27%, respectively, of our Contract Manufacturing Segment’s net sales in the nine months ended March 31, 2021 and 2020, respectively. Innophos (a customer of our Other Nutraceutical Businesses), while not a significant customer of our consolidated net sales, represented approximately 0% and 13% of the Other Nutraceutical Businesses net sales in the nine months ended March 31, 2021 and 2020, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $7,267 was primarily the result of increased net sales in our Contract Manufacturing Segment by $7,156 primarily due to increased sales volumes to Life Extension and Herbalife in the amounts of $6,152 and $559, respectively, and a combined net increase to our other customers of $445.

Cost of sales. Cost of sales increased by approximately $5,336 to $39,293 for the nine months ended March 31, 2021, as compared to $33,957 for the nine months ended March 31, 2020 or approximately 15.7%. Cost of sales decreased as a percentage of sales to 84.5% for the nine months ended March 31, 2021 as compared to 86.5% for the nine months ended March 31, 2020. The increase in the cost of goods sold amount is consistent and expected with the increase in net sales. The decrease in the cost of goods sold as a percentage of net sales and the resulting increase in gross profit, was primarily the result of the increased net sales not needed to offset the fixed manufacturing overhead.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $100, approximately 4% in the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020. As a percentage of sales, net, selling and administrative expenses were approximately 6% and 7% in the nine months ended March 31, 2021 and 2020, respectively. The increase of $100 was primarily from increases in (i) employee stock compensation expense of $118 as a result of issuing stock options in November 2020, with no such grant in the period ended March 31, 2020; (ii) increased insurance premium costs for general liability and directors and officers due to the general increases in the insurance market for potential COVID-19 related claims of $24 and; (iii) expected losses on customer receivables of $22. These increases we offset, in part, by decreases in (i) professional and consulting fees of approximately $36 primarily as the result of decreased legal fees of approximately $42 from general legal counsel offset by an increase of $6 in other professional consulting services and (ii) travel and entertainment expenses of $44 as the result of the travel and entertainment restrictions from the COVID-19 pandemic. All other operating expenses increased in aggregate amount of $17 in the nine months ended March 31, 2021 as compared to the nine months ended March 31, 2020.

Other income (expense), net. Other income (expense), net was approximately $(169) for the nine months ended March 31, 2021 compared to $(218) for the nine months ended March 31, 2020, and was composed of:

	Nine months ended
	March 31,
	2021	2020
Other income (expense), net	(dollars in thousands)
Interest expense	$(213)	$(329)
Realized gain on sale of investment in iBio Stock	56	49
Unrealized (loss) gain on investment in iBio Stock	(51)	35
Other income	39	27
Other income (expense), net	$(169)	$(218)

Our interest expense for the nine months ended March 31, 2021 decreased by $116 from the nine-month period ended March 31, 2020, primarily resulting from of lower average daily balances outstanding under the Senior Credit Facility with PNC and a decrease in the interest rates of approximately 1.5% in the nine months ended March 31, 2021 from the nine months ended March 31, 2020 (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

In the nine months ended March 31, 2021 and 2020, we sold 16,000 shares of iBio Stock for a gain of $56 and 40,000 shares of iBio Stock for a gain of $49, respectively. Also, in the nine months ended March 31, 2021, and 2020, we had an unrealized loss on the remaining iBio Stock of approximately $51 and an unrealized gain of $35, respectively.

Provision for income taxes. For the nine months ended March 31, 2021 and 2020, we had a state income tax provision of approximately $375 and $318, respectively and federal income tax expense of $422 in the nine months ended March 31, 2021 and a $102 federal income tax benefit in the nine months ended March 31, 2020. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the nine months ended March 31, 2021 and 2020 was approximately $3,506 and $2,207, respectively. The increase of approximately $1,299 was primarily the result of increased operating income of $1,831 and decreased interest expense of $116, offset by an increase in the provision for income taxes of $581.

For the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Sales, net. Sales, net, for the three months ended March 31, 2021 and 2020 were $17,072 and $13,631, respectively, an increase of 25.2%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2021	2020	2021 vs 2020	2021 vs 2020
	(amounts in thousands)
Contract Manufacturing:
US Customers	$14,311	$10,775	$3,536	32.8%
International Customers	2,308	2,558	(250)	(9.8% )
Net sales, Contract Manufacturing	16,619	13,333	3,286	24.6%

Other Nutraceuticals:
US Customers	428	283	145	51.2%
International Customers	25	15	10	66.7%
Net sales, Other Nutraceuticals	453	298	155	52.0%

Total net sales	$17,072	$13,631	$3,441	25.2%

For the three months ended March 31, 2021 and 2020, a significant portion of our consolidated net sales, approximately 92% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 70% and 24% and 64% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended March 31, 2021 and 2020, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $3,441 was primarily the result of increased net sales in our Contract Manufacturing Segment by $3,286 primarily due to increased sales volumes to Life Extension and Herbalife in the amounts of $2,846 an $399, respectively.

Cost of sales. Cost of sales increased by approximately $2,632 to $14,411 for the three months ended March 31, 2021, as compared to $11,779 for the three months ended March 31, 2020 or approximately 22.3%. Cost of sales decreased as a percentage of sales to 84.4% for the three months ended March 31, 2021 as compared to 86.4% for the three months ended March 31, 2020. The increase in the cost of goods sold amount is consistent and expected with the increase in net sales. The decrease in the cost of goods sold as a percentage of net sales and the resulting increase in gross profit, was primarily the result of the increased net sales not needed to offset the fixed manufacturing overhead.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $50, approximately 5.6% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. As a percentage of sales, net, selling and administrative expenses were approximately 6% and 7% in the three months ended March 31, 2021 and 2020, respectively. The increase of $50 was primarily from an increase in employee stock compensation expense of $54 as a result of issuing stock options in November 2020, with no such grant in the period ended December 31, 2019. No other component of selling and administrative expenses increased by more than $14 in the three-month period ended March 31, 2021 compared to the same period ended March 31, 2020.

Other income (expense), net. Other income (expense), net was approximately $(13) for the three months ended March 31, 2021 compared to $43 for the three months ended March 31, 2020, and is composed of:

	Three months ended
	March 31,
	2021	2020
Other income (expense), net	(dollars in thousands)
Interest expense	$(58)	$(96)
Realized gain on investment in iBio Stock	-	49
Unrealized gain on investment in iBio Stock	22	90
Other income	23	-
Other income (expense), net	$(13)	$43

Our interest expense for the three months ended March 31, 2021 decreased by $38 from the three-month period ended March 31, 2020, primarily as the result of lower average daily balances outstanding under the Senior Credit Facility with PNC.

In the three months ended March 31, 2020, we sold 40,000 shares of iBio Stock for a gain of $49 with no such sales in the three months ended March 31, 2021. Also, in the three months ended March 31, 2020, we had an unrealized gain on the remaining iBio Stock of approximately $90 compared to an unrealized gain of $22 in the three months ended March 31, 2021.

Federal and state income tax expense, net. For the three months ended March 31, 2021, we had a federal deferred income tax expense of $401 and compared to a federal deferred income tax benefit of $93 in the three months ended March 31, 2020, and state income tax expense, net of approximately $64 and $160, in the three months ended March 31, 2021 and 2020, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

The decrease in state tax expense of approximately $96 is primarily the result the change in the state filing status from separate taxable entities in the State of New Jersey to an affiliated filing status. This status reduces the taxable state income due to taxable losses in some entities offsetting state taxable income in others.

The federal tax benefit of $93 in the three-month period ended March 31, 2020 includes the recognition of the change from the tax provision for the fiscal year ended June 30, 2019 to the tax return filed in March 2020 in the amount of $40 relating to the alternative minimum tax carryover due from payments made in prior years.

Net income. Our net income for the three months ended March 31, 2021 and 2020 was approximately $1,241 and $936, respectively. The increase of approximately $305 was primarily the result of the increase in operating income of $960 offset, in part, by the increase in the provision for income taxes of $398.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the nine months ended
	March 31,
	2021	2020
	(dollars in thousands)

Net cash provided by operating activities	$2,338	$3,549
Net cash used in investing activities	$(54)	$(70)
Net cash used in financing activities	$(2,581)	$(3,389)

Cash at end of period	$105	$565

At March 31, 2021, our working capital was approximately $6,154, an increase of $2,792 from our working capital of $3,362 at June 30, 2020. Our current assets increased by $4,065 offset by an increase in our current liabilities of $1,273. The increase in the current assets is primarily from increases in inventories in the amount of $3,321 and accounts receivable, net of $948.

Operating Activities

Net cash provided by operating activities of $2,338 in the nine months ended March 31, 2021 includes net income of approximately $3,506. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $4,717. Net cash provided by our operations in the nine months ended March 31, 2021 was offset by uses in our working capital assets and liabilities in the amount of approximately $2,379 and was primarily the result of an increases in our inventory of $3,321 and accounts receivable of $948, offset by an aggregate increase in accounts payable, accrued expenses and other liabilities of $2,413.

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

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2021 and 2020, of approximately $54 and $70, respectively, was used primarily for the purchase of machinery and equipment of $150 and $158, respectively. Additionally, in the nine months ended March 31, 2021 and 2020, cash used in investing activities was offset, in part, with proceeds in the amount of $96 and $85 from the sale of 16,000 and 40,000 shares of iBio Stock, respectively.

Financing Activities

Cash used in financing activities was approximately $2,581 for the nine months ended March 31, 2021, and was primarily from repayments of advances under our revolving credit facility of $43,288 and principal payments under our term notes in the amount of $990, offset by advances under our revolving credit facility of approximately $41,758.

Cash used in financing activities was approximately $3,389 for the nine months ended March 31, 2020, and was from repayments of advances under our revolving credit facility of $37,599 and principal payments under our term notes and under capitalized lease obligations in the amount of $823 and $157, respectively, offset by advances under our revolving credit facility of approximately $35,190.

As of March 31, 2021, we had cash of $105, funds available under our revolving credit facility of approximately $5,245 and working capital of approximately $6,154. Our working capital includes $2,516 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $4,472 in the nine months ended March 31, 2021. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending May 13, 2022.

Our total annual commitments at March 31, 2021 for long term non-cancelable leases of approximately $565 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2021 and 2020 were approximately $150 and $158, respectively. The Company has budgeted approximately $475 for capital expenditures for fiscal year 2021. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of January 22, 2021, the Company’s common stock was upgraded to the OTCQX® Best Market of the OTC Markets Group, Inc. and commenced quotation under the symbol “INBP.” In order to maintain quotation on the OTCQX, the Company will be required to comply with certain minimum qualitative and quantitative requirements, including with respect to corporate governance. There can be no assurances that the Company will be able to comply with these qualitative and quantitative requirements for continued quotation of its common stock on the OTCQX. If the Company doesn’t maintain compliance with the OTCQX rules, the Company’s common stock may resume listing on the OTCQB and holders of the Company’s common stock may find it more difficult to sell their shares.

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
101

The following financial information from Integrated BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2021 and 2020, (ii) Condensed Consolidated Balance Sheets as of March 31, 2021 and June 30, 2020, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 13, 2021	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: May 13, 2021	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: May 13, 2021	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President