Form 10-K
period 2021-06-30
INTEGRATED BIOPHARMA INC
filed 2021-09-02
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_______ _____

FORM 10-K

__ __________

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2021
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | |	No | X |

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the last sale price price of the Registrant’s Common Stock on December 31, 2020 was $6,839,052.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 2, 2021
Common Stock, $.002 par value	29,820,277 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; the impact of the COVID-19 pandemic; and other factors both referenced and not referenced in this Annual Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other filings by the Company with the SEC.

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

Significant Revenues from Major Customers

In each of the fiscal years ended June 30, 2021 and 2020, a significant portion of our consolidated net sales, approximately 92%, were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife Nutrition LTD (“Herbalife”), both customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 69% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in each of the fiscal years ended June 30, 2021 and 2020. Innophos, (a customer of our Other Nutraceutical Businesses), while not significant customer of our consolidated net sales, represented approximately 9% and 10% of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2021 and 2020, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2021 and 2020.

Employees

As of September 2, 2021, we had approximately 147 full time employees, including 106 who are members of the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 31, 2022.  The remaining 41 employees, not covered by a collective bargaining agreement, consisted of approximately 16 administrative and professional personnel, 15 laboratory personnel, 3 sales and marketing personnel and 7 production and shipping personnel. We consider our relations with our employees to be good.

In December 2020, we entered into an agreement with a Professional Employer Organization (“PEO”) and terminated our agreement with the previous PEO. The PEO agreements established a three-way relationship between our non-union employees, the PEO and us. We and the PEO are co-employers of our non-union employees. The PEO has taken responsibility for our Human Resources administration and compliance, which allows us to continue to exercise control over our business while accessing quality employee benefits. We have been using PEOs since January 2007.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public via the Internet at the SEC's website located at http://www.sec.gov.

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

The global outbreak of COVID-19, or coronavirus, has the potential to cause a disruption in our supply chain. Most of our materials may be obtained from more than one supplier; however, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, suppliers, located both inside and outside of the United States, may have limited supply of such materials, which will cause the price of such materials to increase. If we are unable to obtain the necessary materials to produce a supplement within our standard lead times, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to our customer. Transportation continues to be a factor in obtaining materials in a timely manner. A shortage of containers is making it difficult for suppliers abroad to get materials into the United States. Additionally, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

Furthermore, a disruption in the supply chain for personal protection equipment (“PPE”) and cleaning supplies used in our manufacturing facilities could have an adverse effect on our operations. In accordance with our standard operating procedures and the updated guidelines issued by the Centers for Disease Control and Prevention (the “CDC”) for personal safety, adopted by The U.S. Department of Labor Occupational Safety and Health Administration, we are required to provide the PPE for our employees to wear while working. The inability to obtain timely PPE and cleaning supplies may result in temporary closures of impacted production areas until the needed supplies are obtained.

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

We have considerable indebtedness, which may decrease our flexibility, increase our borrowing costs and adversely affect our liquidity.

We currently have an $11.6 million in senior secured financing ( the “Senior Credit Facility”) under the Loan Agreement, dated as of June 27, 2012 and as amended on May 15, 2019 (the "Amended Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp. (“IHT Properties”), and Vitamin Factory (collectively, the “Borrowers”) and PNC Bank, National Association ("PNC") and $2.4 million in operating lease obligations.  As of June 30, 2021, we have an aggregate of $3.6 million outstanding with PNC under the Senior Credit Facility.

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

A significant portion of our revenues are concentrated among three customers, Life Extension, Herbalife (customers in our Contract Manufacturing Segment), and Innophos (a customer of our Other Nutraceutical Businesses Segment). In each of the fiscal years ended June 30, 2021 and 2020, approximately 92% of our consolidated net sales were derived from the two major customers in our Contract Manufacturing Segment. The loss of these customers could have a significant adverse impact on our financial condition and results of operations.

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

From September 23, 2009 until January 21, 2021, our common stock is was quoted on the OTQB. From February 27, 2009 through September 22, 2009, our common stock was quoted on the Pink Sheets. Prior to February 27, 2009, our common stock was listed on the NASDAQ Global Market, and there can be no assurance that we will, in the future, be able to meet all the requirements for reinstatement on that or any other national securities exchange. The delisting of our common stock from the NASDAQ Global Market has adversely affected, and may in the future continue to adversely affect, the liquidity and trading of our common stock.

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2021 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities owned, in whole or in part, by members of the family of our Chairman and our Co-Chief Executive Officers and other of our significant shareholders and/or directors, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Our Executive Officers and Directors beneficially own collectively approximately 71% of our outstanding shares of common stock as of September 2, 2021. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Our common stock is quoted on the OTCQX® Best Market and could be considered “thinly-traded,” meaning that the number of investors interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Warehouse and office facilities are leased from Vitamin Realty. On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of the lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. Also on January 5, 2012, AgroLabs, a wholly-owned subsidiary of the Company, entered into a lease agreement with Vitamin Realty (the “AgroLabs Lease”) for an additional 2,700 square feet of warehouse space in Hillside, New Jersey. The term of this lease was originally to expire on January 31, 2020, however, this lease was amended on May 19, 2014 to extend the term thereof to June 1, 2024. These facilities are leased from Vitamin Realty, which is 100% owned by our Chairman of the Board and major stockholder of the Company and our Co-Chief Executive Officers who are also directors of the Company. The Second Lease Amendment with MDC provides for minimum annual rental payments of $533,000, plus increases in real estate taxes and building operating expenses and the AgroLabs Lease provides for minimum annual lease payments of $27,000 with annual increases plus the proportionate share of operating expenses.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for MDC’s tablet and capsule manufacturing operations.

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida. On December 2, 2020, AgroLabs renewed this lease with minimum annual payments of approximately $24,600. This renewed lease will expire in February 2022.

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

Item 4. Mine Safety Disclosure

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective January 22, 2021, our common stock was upgraded to the OTCQX® Best Market of the OTC Markets Group, Inc. and commenced quotation under the symbol “INBP” on the OTCQX® Best Market.  Prior to January 22, 2021, our common stock was quoted on the OTCQB under the symbol INBP.

Set forth below are the high and low bid quotation of the Company’s common stock as quoted on the OTCQB and effective January 22, 2021, on the OTCQX® Best Market, for each of the fiscal quarters in the fiscal years ended June 30, 2021 and 2020. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED JUNE 30, 2020
First Quarter	$0.230	$0.185
Second Quarter	$0.250	$0.200
Third Quarter	$0.340	$0.200
Fourth Quarter	$0.460	$0.253

FISCAL YEAR ENDED JUNE 30, 2021
First Quarter	$0.460	$0.311
Second Quarter	$0.781	$0.400
Third Quarter	$1.070	$0.640
Fourth Quarter	$1.200	$0.940

Holders

As of September 2, 2021, there were approximately 77 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2021 and 2020, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2021, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	3,916,666	$0.26	7,480,669
Equity compensation plans not approved by security holders	-	-	-
Totals	3,916,666	$0.26	7,480,669

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2021, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our common stock or other securities.

Item 6.  [Reserved]

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

Our financial results are substantially dependent on net sales. Net sales are partly dependent on the mix of contract manufactured products and other nutraceutical sales, which are difficult to forecast. Factors that could cause demand to be different from our expectations include: customer acceptance of our pricing and our competitors’ pricing; changes in customer order patterns; changes in the level of customer inventory; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our manufactured products and to a lesser extent, our other nutraceutical business products.  Additionally, our financial results may continue to be impacted by the effects of the COVID-19 pandemic.

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

In the fiscal year ended June 30, 2021, our net sales from operations increased by $10,790 to approximately $63,559 from approximately $52,769 in the fiscal year ended June 30, 2020. Our net sales in the Contract Manufacturing Segment increased by $10,509 and in our Other Nutraceuticals Segment by $281. Net sales increased in our Contract Manufacturing Segment primarily due to increased sales volumes to Life Extension and Herbalife, our two significant customers, in the amount of $6,995 and $3,015, respectively. In the fiscal year ended June 30, 2021, our gross profit increased by approximately $2,753 to $9,480 from approximately $6,727 for the fiscal year ended June 30, 2020. Our profit margins increased by 2.1% in the fiscal year ended June 30, 2021, from 12.8% to 14.9% primarily as a result of the increased sales volume in the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 coupled with increased sales dollars used to offset the fixed manufacturing overhead costs. We had consolidated selling and administrative expenses of approximately $3,696 and $3,468 in the fiscal years ended June 30, 2021 and 2020, respectively. The increase in the consolidated selling and administrative expenses of $228, or approximately 6.6%, was primarily from the increases in two non-cash items, stock compensation expense by $172 and depreciation and amortization by $16 and an increase in insurance costs of $34. In the fiscal years ended June 30, 2021 and 2020, we had operating income of approximately $5,784 and $3,259, respectively.

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

The global outbreak of COVID-19, or coronavirus, has the potential to cause a disruption in our supply chain. Most of our materials may be obtained from more than one supplier; however, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of such materials, which has caused prices of some materials to increase. As of September 2, 2021, we have had delays, however; we have not experienced a significant disruption in the supply chain for our raw materials. We have taken measures to secure some surplus stock and have informed our customers who may be affected of the potential price increase. In addition, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

While, as of September 2, 2021, we haven’t experienced a major disruption in the supply chain for our manufactured products, we did, however, see a disruption in the supply chain for personal protection equipment (“PPE”) and cleaning supplies used in our manufacturing facilities in accordance with our standard operating procedures and the updated guidelines issued by the Centers for Disease Control and Prevention (the “CDC”) for personal safety. The U.S. Department of Labor Occupational Safety and Health Administration has adopted the CDC guidelines and as such we are required to provide the PPE for our employees to wear while working. When we did obtain the out of stock items, such as face masks, gloves and other protective personal items, the cost of such items were substantially higher than the historical costs. Due to increased volumes of sales, the increased costs of PPE did not impact our gross margins. Additionally, if we are unable to obtain cleaning supplies in the future, we may have to temporarily close areas of production until the needed supplies are obtained.

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

Long Lived Assets

We record impairment losses on long lived assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified in the fiscal years ended June 30, 2021 or 2020.

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

Results of Operations (in thousands, except share and per share amounts)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2021	2020

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	85.1%	87.2%
Selling and administrative	5.8%	6.6%
Total costs and expenses	90.9%	93.8%
Income from operations	9.1%	6.2%

Other expense, net:
Interest expense	(0.4%)	(0.8%)
Other income (expense):
PPP Note forgiveness	2.6%	-
Unrealized (loss) gain on investment in iBio, Inc.	(0.1%)	0.2%
Realized gains on sale of iBio, Inc. common stock	0.1%	0.2%
Other income (expense), net	0.1%	0.1%
Total other income (expense)	2.7%	0.5%
Total other income (expense), net	2.3%	(0.3%)
Income before income taxes	11.4%	5.9%

Federal and state income tax (benefit) expense, net	(1.2%)	(1.9%)

Net income	12.6%	7.8%

Year ended June 30, 2021 Compared to the Year ended June 30, 2020

Sales, net. Net sales for the fiscal year ended June 30, 2021 and 2020 were $63,559 and $52,769, respectively, an increase of $10,790 or 20.4%. The increase is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2021	2020	2021 vs 2020	2021 vs 2020
	(dollars in thousands)
Contract Manufacturing:
US Customers	$52,763	$42,944	$9,819	22.9%
International Customers	9,072	8,382	690	8.2%
Net sales, Contract Manufacturing	61,835	51,326	10,509	20.5%

Other Nutraceuticals:
US Customers	1,624	1,352	272	20.1%
International Customers	100	91	9	9.9%
Net sales, Other Nutraceuticals	1,724	1,443	281	19.5%

Total net sales	$63,559	$52,769	$10,790	20.4%

In each of the fiscal years ended June 30, 2021 and 2020, a significant portion of our consolidated net sales, approximately 92%, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 69% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the each of the fiscal years ended June 30, 2021 and 2020. Innophos (a customer of our Other Nutraceutical Businesses), while not a significant customer of our consolidated net sales, represented approximately 9% and 10% of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2021 and 2020, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $10,790 was primarily the result of increased net sales in our Contract Manufacturing Segment by approximately $10,509 which was primarily due to increased sales volumes to each of our major customers, Life Extension and Herbalife, in the amounts of $6,995 and $3,015, respectively, in the fiscal year ended June 30, 2021, compared to the comparable prior year.

Cost of sales. Cost of sales increased by $8,037 to $54,079 for the fiscal year ended June 30, 2021, as compared to $46,042 for the fiscal year ended June 30, 2020, an increase of approximately 17.5%. Cost of sales as a percentage of sales was approximately 85% and 87% for the fiscal years ended June 30, 2021 and 2020, respectively. The increase in the cost of goods sold amount is consistent and expected with the increase in net sales. The decrease in the cost of goods sold as a percentage of net sales and the resulting increase in gross profit, was primarily the result of the increased net sales not needed to offset the fixed manufacturing overhead.

Selling and Administrative Expenses. There was a increase in selling and administrative expenses of $228 or approximately 6.6% in the fiscal year ended June 30, 2021 as compared to the fiscal year ended June 30, 2020. As a percentage of sales, net, selling and administrative expenses were approximately 5.8% and 6.6% for the fiscal year ended June 30, 2021 and 2020, respectively. The increase was primarily from increases in (i) in non-cash expenses of $188, (a) $172 related to employee stock compensation expense as a result of issuing stock options in November 2020, with no grant of options in the fiscal year ended June 30, 2020 and (b) $16 from increased depreciation and amortization costs primarily from increased leasehold improvement assets of approximately $144 in the fiscal year ended June 30, 2021, (ii) insurance costs of $34 due to increased premiums from the unknown business risks associated with the COVID 19 pandemic, and (iii) other business expenses of $48 (primarily increased salaries and employee benefits of $32 and investor relations related expenses of $16). These increases were offset in part by a decrease in travel and entertainment of $42 as a result of travel and entertainment restrictions imposed by both state and federal governments relating to the COVID-19 pandemic.

Other income (expense), net. Other income (expense), net was approximately $1,463 for the fiscal year ended June 30, 2021 compared to $(171) for the fiscal year ended June 30, 2020, and is composed of:

	Fiscal Year Ended
	June 30,
	2021	2020
	(dollars in thousands)
Interest expense	$(256)	$(397)
Other income (expense):
PPP Note forgiveness	1,659	-
Unrealized (loss) gain on investment	(53)	103
Realized gain on sale of investment	56	72
Other income (expense), net	57	51
Total other income (expense), net	1,719	226
Other income (expense), net	$1,463	$(171)

Our interest expense in the fiscal year ended June 30, 2021 decreased by $141 from the fiscal year ended June 30, 2020, primarily resulting from of lower average daily balances outstanding under the Senior Credit Facility with PNC and from the decrease in the interest rates on our Senior Credit Facility resulting from rate cuts in the federal funds borrowing rates of 2.00% and a 0.25% rate reduction in the refinancing with PNC Bank on May 15, 2019.

The PPP Note forgiveness amount of $1,659 represents principal of $1,639 and interest of $20 that qualified for loan forgiveness under the SBA guidelines and was paid to PNC Bank by the SBA on June 28, 2021, resulting in the other income of $1,659 recorded in the fiscal year ended June 30, 2021.

In the fiscal years ended June 30, 2021 and 2020, we sold 16,000 and 60,000 shares of iBio Stock for a gain of $56 and $72, respectively. Also, in the fiscal year ended June 30, 2021 we had an unrealized loss on the remaining iBio Stock of approximately $53 compared to an unrealized gain of $103 on investment in the fiscal year ended June 30, 2020.

In the fiscal years ended June 30, 2021 and 2020, we had other income of $42 and $47, respectively from providing back office and operational support for unrelated entities that sell consumer products through retail and internet-based outlets. The balance of other income (expense), net was primarily from the disposition of property and equipment.

Federal and state income tax, net. In the fiscal years ended June 30, 2021 and 2020, we released a portion of the valuation reserves for the deferred tax assets related to our federal net operating losses in the amount of $2,282 and $1,890, respectively. Management determined that the amount of the release was more likely than not to be realized by the Company. In the fiscal year ended June 30, 2021 and 2020, we had deferred income taxes of $1,190 and $549, respectively and current state tax expense of approximately $619 and $369, respectively.

We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

The increase in the state tax expense from 2020 to 2021 was the result of increased taxable income for the combined group.

Net income. Our net income for the fiscal year ended June 30, 2021 and 2020 was approximately $8,013 and $4,108, respectively. The increase of approximately $3,905 was primarily the result of increased operating income of $2,525 and the PPP Note forgiveness in the amount of $1,659.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

	For the fiscal year ended June 30,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$3,050	$1,339
Net cash used in investing activities	$(199)	$(110)
Net cash used in financing activities	$(3,043)	$(1,302)
Cash at end of year	$210	$402

At June 30, 2021 and 2020, the Company had working capital of $8,762 and $3,362, respectively. Our current assets increased by $1,537 and current liabilities decreased by approximately $3,863 from June 30, 2020 to June 30, 2021. The increase in the current assets is primarily from increases in inventories in the amount of $1,594 and the decrease in current liabilities is primarily from the decrease of $1,873 in advances under revolving credit facility and the PPP Note forgiveness in the amount of $1,659.

Operating Activities

Net cash provided by operating activities of $3,050 in the fiscal year ended June 30, 2021 includes net income of approximately $8,013. After excluding the effects of non-cash expenses and income, including PPP Note forgiveness, depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, changes in deferred tax assets and unrealized gains on investments, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $6,096. Cash in the amount of approximately $3,046 from our working capital assets and liabilities was used in our operating activities and was primarily the result of increases in inventories of approximately $1,594, accounts receivable of $294, and decreases in operating lease obligations of $490 and accounts payable and accrued expenses and other liabilities of $711, offset by a decrease in prepaid expenses and other assets of approximately $43.

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

Investing Activities

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $295 and $214 in the fiscal years ended June 30, 2021 and 2020, respectively, offset in the fiscal year ended June 30, 2021 and 2020 by proceeds received from the sale of fixed assets of $0 and $3, from the sale of iBio, Stock of $96 and $101, a net use of cash approximately $199 and $110, respectively.

Financing Activities

Cash used in financing activities was approximately $3,043 for the fiscal year ended June 30, 2021 and consists of; (i) $57,662 received from advances under our revolving credit facility, and (ii) $23 received from the exercise of employee stock options, offset by (i) repayments under our revolving credit facility of $59,535 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $1,118 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $75 under our capitalized lease obligations.

Cash used in financing activities was approximately $1,302 for the fiscal year ended June 30, 2020 and consists of; (i) 47,213 received from advances under our revolving credit facility; (ii) $1,639 received from PNC Bank under the PPP of the CARES Act (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K); and (iii) $7 received from the exercise of employee stock options, offset in part by (i) repayments under our revolving credit facility of $49,001 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $966 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $194 under our capitalized lease obligations.

As of June 30, 2021, we had cash of approximately $210, funds available under our revolving credit facility of approximately $5,508 and working capital of $8,762. Our working capital includes approximately $2,173 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K). Furthermore, we had income from operations of approximately $5,784 in the fiscal year ended June 30, 2021 and net income of approximately $8,013. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements at least through the twelve-month period ending September 2, 2022.

Our total annual commitments at June 30, 2021 for long term non-cancelable leases of approximately $582 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment and office equipment.

Capital Expenditures

The Company's capital expenditures in the fiscal years ended June 30, 2021 and 2020 were approximately $295 and $214, respectively. The Company has budgeted approximately $500 for capital expenditures for the fiscal year ending June 30, 2022. The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

The Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2021 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission from 1992. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2021.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2021.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2021.

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
10.6

Revolving Credit, Term Loan and Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (10)

10.6.1

First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (12)

10.6.2

Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (13)

10.7

Term Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $3,727,000. (10)

10.7.1

Amended and Restated Term Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $3,422,160.00. (12)

10.7.2

Second Amended and Restated Term Note dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $ $3,585,175. (13)

10.8

Revolving Credit Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $8,000,000. (10)

10.8.1

First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (12)

10.8.2

Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (13)

10.9	Stock Pledge Agreement, dated as of June 27, 2012, between Integrated BioPharma, Inc. and PNC Bank, National Association. (10)
10.10	Mortgage and Security Agreement, dated as of June 27, 2012, by IHT Properties Corp. in favor of PNC Bank, National Association. (10)
10.11

Environmental Indemnity Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association (10)

10.12	Paycheck Protection Program Term Note, dated as of April 30, 2020, by and among Integrated BioPharma, Inc. and PNC Bank, National Association, in the original principal amount of $1,639,300. (14)
10.12.1	Amendment to Paycheck Protection Program Term Note, dated as of August 20, 2020, by and among Integrated BioPharma, Inc. and PNC Bank, National Association, effective as of June 5, 2020 (15)
14	Code of Business Ethics (3)
21	Subsidiaries of the Registrant (16)
23.1	Consent of Independent Registered Public Accounting Firm (16)
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

101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended June 30, 2021 and 2020, (ii) Consolidated Balance Sheets as of June 30, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2021 and 2020 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021 and 2020, and (v) the Notes to Consolidated Statements. (16)

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

(8)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(10)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 8, 2014.
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 19, 2016.
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 15, 2019.
(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 13, 2020.
(15)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 23, 2020.
(16)	Filed herewith.

Item 16. Form 10-K Summary

None.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32

Consolidated Statements of Income for the fiscal years ended June 30, 2021 and 2020 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34

Consolidated Balance Sheets as of June 30, 2021 and 2020 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2021 and 2020 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2021 and 2020 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38

. . . . . . . . .

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

Critical Audit Matter Description

As described in notes 2 and 7 of the consolidated financial statements, the Company’s deferred tax assets arise primarily due to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as, net operating losses and other carryforwards.  The Company records a valuation allowance on the deferred tax assets not expected to be recoverable.  In assessing the recoverability of the deferred tax assets, the Company considers both historical and forecasted taxable income and expected timing of when temporary differences will reverse. Auditing the Company’s income taxes required significant auditor judgement and subjectivity involved in evaluating the recoverability of the Company’s deferred tax assets, as well as, the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

We evaluated management’s significant accounting policies and assumptions related to accounting for income taxes for reasonableness.  We evaluated management’s significant assumptions used to forecast taxable income and compared the Company’s previous forecasts to actual results. We involved our firms tax professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax regulations.

/s/ Friedman LLP

We have served as the Company’s auditor since 2009

East Hanover, New Jersey

September 2, 2021

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2021	2020

Sales, net	$63,559	$52,769

Cost of sales	54,079	46,042

Gross profit	9,480	6,727

Selling and administrative expenses	3,696	3,468

Operating income	5,784	3,259

Other income (expense), net:
PPP Note forgiveness	1,659	-
Interest expense	(256)	(397)
Unrealized (loss) gain on investment in iBio Stock	(53)	103
Realized gains on sale of investment in iBio Stock	56	72
Other income	57	51
Total other income (expense), net	1,463	(171)

Income before income taxes	7,247	3,088

Income tax (benefit) expense, net	(766)	(1,020)

Net income	$8,013	$4,108

Basic net income per common share	$0.27	$0.14

Diluted net income per common share	$0.25	$0.13

Weighted average common shares outstanding - basic	29,699,065	29,572,255
Add: Equivalent shares outstanding - stock options	2,414,616	1,584,995
Weighted average common shares outstanding - diluted	32,113,681	31,157,250

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2021	2020

Assets
Current Assets:
Cash	$210	$402
Accounts receivable, net	5,776	5,507
Inventories	11,695	10,101
Other current assets	317	451
Total current assets	17,998	16,461

Property and equipment, net	1,742	1,696
Operating lease right-of-use assets (includes $2,322 and $2,788 with a related party)	2,365	2,824
Deferred tax assets, net	3,268	1,883
Security deposits and other assets	67	80
Total Assets	$25,440	$22,944

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$2,173	$4,046
Accounts payable (includes $65 and $62 due to a related party)	3,496	4,358
Accrued expenses and other current liabilities	1,610	1,384
Current portion of long term debt, net	1,457	2,823
Current portion of operating lease liabilities (includes $485 and $467 due to a related party)	500	488
Total current liabilities	9,236	13,099

Long term debt, net	-	1,436
Operating lease liabilities (includes $1,842 and $2,327 due to a related party)	1,870	2,342
Total Liabilities	11,106	16,877

Commitments and Contingencies

Stockholders' Equity
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,838,177 and 29,680,843 shares issued; and
29,803,277 and 29,645,943 shares outstanding	60	59
Additional paid-in-capital	50,516	50,263
Accumulated deficit	(36,143)	(44,156)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	14,334	6,067
Total Liabilities and Stockholders' Equity	$25,440	$22,944

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2019	29,600,843	$59	$50,197	$(48,264)	34,900	$(99)	$1,893

Compensation expense for employee stock options	-	-	59	-	-	-	59
Shares issued upon exercise of stock options	80,000	-	7	-	-	-	7
Net income	-	-	-	4,108	-	-	4,108
Balance, June 30, 2020	29,680,843	59	50,263	(44,156)	34,900	(99)	6,067

Compensation expense for employee stock options	-	-	231	-	-	-	231
Shares issued upon exercise of stock options	157,334	1	22	-	-	-	23
Net income	-	-	-	8,013	-	-	8,013
Balance, June 30, 2021	29,838,177	$60	$50,516	$(36,143)	34,900	$(99)	$14,334

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2021	2020
Cash flows from operating activities:
Net income	$8,013	$4,108
Adjustments to reconcile net income to net cash from operating activities:
PPP Note forgiveness	(1,639)	-
Amortization of operating lease right-of-use assets	489	460
Depreciation and amortization	337	312
Deferred income taxes	(1,385)	(1,349)
Accretion of financing instruments, amortization of prepaid financing costs and other	42	22
Compensation expense on employee stock options	231	59
Unrealized loss (gain) on investment in iBio Stock	53	(103)
Realized gain on sale of iBio Stock	(56)	(72)
Allowance for doubtful accounts	25	15
Gain on disposal of fixed assets	(14)	(4)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(294)	(1,082)
Inventories	(1,594)	(1,282)
Prepaid expenses and other assets	43	(7)
(Decrease) increase in:
Operating lease obligations	(490)	(462)
Accounts payable	(937)	487
Accrued expenses and other current liabilities	226	237
Net cash provided by operating activities	3,050	1,339

Cash flows from investing activities:
Purchase of property and equipment	(295)	(214)
Proceeds from sale of iBio Stock	96	101
Proceeds from sale of fixed assets	-	3
Net cash used in investing activities	(199)	(110)

Cash flows from financing activities:
Advances under revolving credit facility	57,662	47,213
Repayments of advances under revolving credit facility	(59,535)	(49,001)
Proceeds from issuance of note payable	-	1,639
Proceeds from exercises of stock options	23	7
Repayments under term notes payable	(1,118)	(966)
Repayments under financed lease obligations	(75)	(194)
Net cash used in financing activities	(3,043)	(1,302)

Net decrease in cash	(192)	(73)
Cash at beginning of fiscal year	402	475
Cash at end of fiscal year	$210	$402

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$201	$367
Income taxes	$558	$384
Supplemental disclosures of non-cash transactions:
Amount owed on purchase of fixed assets	$91	$16
Acquisition of right-of-use asset	$30	$-
Trade in value on like-kind exchanges	$23	$-
Interest forgiven on PPP Note	$20	$-

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

Shipping and Handling Costs. Shipping and handling costs were approximately $349 and $287 for the fiscal years ended June 30, 2021 and 2020, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Income.

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

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities, except for the State of New Jersey tax filings for MDC and CII which were reviewed by the State of New Jersey for the then open tax periods of 2014 through 2017 and 2016 to 2019, respectively.  The state exams resulted in an aggregate adjustment of approximately $23 for all periods reviewed for MDC and was included in the income tax provision in the fiscal year ended June 30, 2019 and no adjustments were made on the examined returns for CII. Uncertain tax positions, if any, taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Income. There were no liabilities recorded for uncertain tax positions at June 30, 2021 or 2020.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2021 and 2020 was $53 and $99, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified or recorded in the fiscal years ended June 30, 2021 and 2020 on the Company’s other intangible assets.

Investment in iBio, Inc. Prior to the adoption of ASU 2016-01 on July 1, 2018, the Company accounted for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviewed its investment in iBio for impairment and recorded a loss when there was deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2,562. ASU 2016-01 requires equity investments to be measured at fair value and recognize changes in fair value in net income.  During the year ended June 30, 2021 and 2020, the Company recognized realized gains of $56 and $72, respectively and an unrealized loss of $53 and an unrealized gain of $103 for the fiscal years ended June 30, 2021 and 2020, respectively. The market value of the iBio Stock as of June 30, 2021 and 2020, was approximately $67 and $134, respectively, based on the trade price at the close of trading on June 30, 2021 and 2020, respectively. The investment in iBio is included in other current assets in the consolidated balance sheets as of June 30, 2021 and 2020 at the respective market values.

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

In May 2019, the FASB issued ASU 2020-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on and instrument by instrument basis. The guidance will be effective for the fiscal year beginning on July 1, 2023, including interim periods within that year. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option or an entity to provide information in the notes to the financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-10 to have a material impact on is consolidated financial statements.

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	June 30,
	2021	2020

Raw materials	$7,941	$6,610
Work-in-process	2,942	2,612
Finished goods	812	879
Total	$11,695	$10,101

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2021	2020

Land and building	$1,250	$1,250
Leasehold improvements	1,364	1,287
Machinery and equipment	6,416	6,465
Transportation equipment	6	6
	9,036	9,008
Less: Accumulated depreciation and amortization	(7,294)	(7,312)
Total	$1,742	$1,696

Depreciation and amortization expense was $337 and $312 for the fiscal years ended June 30, 2021 and 2020, respectively. Additionally, the Company disposed of fully depreciated property of $309 and $40 in the fiscal years ended June 30, 2021 and 2020, respectively. The Company also recognized a net gain on disposals of $14 on property, including property in the aggregate amount of $55 that were not fully depreciated and a gain on the sale of equipment of $4 in the fiscal years ended June 30, 2021 and 2020, respectively.

Note 5. Senior Credit Facility and other Long Term Debt

As of June 30, 2021 and 2020, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	June 30,
	2021	2020
Revolving advances under Senior Credit Facility with PNC Bank, National Association	$2,173	$4,046	3.25%	5/15/2024
Installment Note with PNC Bank	1,466	2,584	3.50%	5/15/2024
Payroll Protection Program Loan with PNC Bank	-	1,639	1.00%	6/28/2021
Financed lease obligations	-	75	4.01% - 7.28%	12/1/2020
Total outstanding debt	3,639	8,344
Less: Revolving Advances	(2,173)	(4,046)
Prepaid financing costs	(9)	(39)
Current portion of long term debt, net	(1,457)	(2,823)
Long term debt, net	$-	$1,436

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate (3.25% as of June 30, 2021 and 2020) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bears interest at PNC’s Base Rate (3.50% as of June 30, 2021 and 2020) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.

Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on May 15, 2024 (the “Senior Maturity Date”).

The principal balance of the Revolving Advances is payable on the Senior Maturity Date, subject to acceleration, based upon a material adverse event clause, as defined, subjective accelerations for borrowing base reserves, as defined or upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof. The Term Loan shall be repaid in eighty-four (84) consecutive monthly installments of principal, the first eighty-three (83) of which shall be in the amount of $43, commencing on the first business day of June 2019, and continuing on the first business day of each month thereafter, with a final payment of any unpaid balance of principal and interest payable on the Senior Maturity Date. The foregoing is subject to customary mandatory prepayment provisions and acceleration upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof.

The Revolving Advances are subject to the terms and conditions set forth in the Amended Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $8,000 or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Amended Loan Agreement, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 75%, subject to the provisions in the Amended Loan Agreement, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), minus (iii) the aggregate Maximum Undrawn Amount, as defined in the Amended Loan Agreement, of all outstanding letters of credit, minus (iv) such reserves as PNC may reasonably deem proper and necessary from time to time.

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow, as defined in the Amended Loan Agreement, for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of June 30, 2021, the Company was in compliance with the fixed charge coverage ratio maintenance requirement, with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 and $101 from the sale of iBio Stock in the fiscal years ended June 30, 2021 and 2020, respectively, to repay the Term Loan. Additionally, with the required annual payment of 25% of Excess Cash Flow for the fiscal year ended June 30, 2021, together with the required monthly installments of $43, the Company will satisfy all the remaining principal payments required under the Term Note in January 2022.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

OTHER LONG TERM DEBT

Paycheck Protection Program Term Note. On June 30, 2021, the Company was notified by PNC Bank, that on June 28, 2021, PNC Bank received $1,659 from the Small Business Association (the “SBA”) paying in full, the Paycheck Protection Program Term Note (the “PPP Note”) that the Company entered into on April 29, 2020, with PNC in the amount of $1,639, plus accrued interest of $20, confirming the approval of the Company's application for loan forgiveness.  The PPP Note had an interest rate of 1% and a maturity date of April 30, 2022. The PPP Note was issued by PNC to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note could be forgiven in accordance with the Program requirements. On August 20, 2020, the PPP Note was amended to conform to the provisions under the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), which was signed into law on June 5, 2020. The Flexibility Act significantly modified the loan forgiveness process and provided other benefits to the PPP loan recipient. The amount of the forgiveness was calculated in accordance with the requirements of the Program, including the provisions of Section 1106 of the Cares Act and the Flexibility Act. No more than 40% of the amount forgiven could be attributable to non-payroll costs, as defined in the Program. There were no payments of interest or principal amortization due under the PPP Note while the PPP Note was in the Deferral Period, which began on the date of the PPP Note, April 29, 2020, and ended on the June 28, 2021 (the “Deferral Expiration Date”). The Deferral Expiration Date was the date any forgiven amount was remitted to PNC or the date that a final determination was made that no portion of the PPP Note would be forgiven.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2021 and 2020 are presented below:

	For the Fiscal Year Ended June 30,
	2021	2020

Interest on Senior Debt	$170	$336
Amortization of prepaid financing costs	42	22
Interest on PPP Note	19	-
Interest on capitalized lease obligations	2	13
Other interest expense	23	26
Interest Expense	$256	$397

The weighted average interest rate paid was 2.81% and 4.71% in the fiscal years ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020, the Company had accrued unpaid interest of approximately $14 and $19, respectively.

Note 7. Income Taxes

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2021	2020

Current - Federal	$-	$(40)
Current - State and local	619	369
Deferred - Federal and state	1,190	549
Change in valuation allowance	(2,575)	(1,898)
Income tax (benefit), net	$(766)	$(1,020)

In the fiscal years ended June 30, 2021 the Company recognized an income tax benefit of $766 and $1,020, respectively.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the fiscal year
	ended June 30,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Statutory state income tax rate	9.5%	9.5%
Other state income tax rate	2.5%	2.5%
Change in valuation allowance	(34.8)%	(69.0)%
PPP Note forgiveness	(7.4)%	-
Other temporary differences	(1.4)%	2.9%
Non-deductible expenses	0.0%	0.1%
Effective income tax rate	(10.6)%	(33.0)%

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s net deferred tax assets are as follows:

	June 30,
	2021	2020
Deferred Tax Assets
Net operating loss	$5,691	$7,047
Capital loss carryover	299	258
Valuation adjustment on investment in iBio, Inc.	186	254
Depreciation	(158)	(204)
Inventory	128	142
Other	195	34
Valuation allowance	(3,073)	(5,648)
Total deferred tax asset, net	$3,268	$1,883

The Company has net operating losses (“NOL”) of approximately $24,839 for federal purposes which expire beginning in 2025. State NOL’s of approximately $4,077 which expire beginning in 2022 through 2035. The Company also has capital loss carryforwards of $1,423 of which $1,152 will expire in 2025 and $271 in 2026. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns were filed on a stand-alone basis for the Company and its subsidiaries until the fiscal year ended June 30, 2020, which state income tax return are filed on a combined basis. MDC has fully utilized its state NOL’s resulting in taxable income on a state level basis for the combined group.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past taxable losses and inconsistent taxable income in the past few years, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. As of June 30, 2021 and 2020, management determined that certain of the Company’s deferred tax assets were “more likely than not” to be realizable and the Company recognized deferred tax benefits related to the release of the valuation allowance on those assets of approximately $2,575 and $1,898, respectively.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2021. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2021 and 2020.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2020 are currently open except for the State of New Jersey tax filings for MDC which have been reviewed for the tax periods of 2014, 2015, 2016 and 2017 and for CII which have been reviewed for the tax periods of 2016, 2017, 2018 and 2019. The tax returns for the year ended June 30, 2021 will be filed by March 15, 2022.

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. For the fiscal years ended June 30, 2021 and 2020, the Company contributed approximately $73 and $68, respectively, into the plan for the benefit of the eligible employees participating in the plan.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2021, the Company had $4 in uninsured deposits at these financial institutions.

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

(c) Major Customers. In each of the fiscal years ended June 30, 2021 and 2020, approximately 92% of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 69% and 26% of this segment’s net sales in each of the fiscal years ended June 30, 2021 and 2020. Accounts receivable from these two major customers represented approximately 93% and 92% of total net accounts receivable as of June 30, 2021 and 2020, respectively. One other customer in the Other Nutraceutical Segment, while not a significant customer of the Company’s consolidated net sales, represented approximately 9% and 10% of net sales of the Other Nutraceutical Segment in the fiscal years ended June 30, 2021 and 2020, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

Approximately 71% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2020 and will expire on August 31, 2022.

The continued global outbreak of COVID-19, or coronavirus, has the potential to cause a disruption in the Company’s supply chain. Most of these materials may be obtained from more than one supplier. However, due to port closures and other restrictions resulting from the coronavirus outbreak throughout the world, these suppliers, located both inside and outside of the United States, may have limited supply of the materials, which will cause the price of the materials to increase. These and other disruptions would likely impact the Company’s sales and operating results. If the Company is unable to obtain the necessary materials to produce a supplement within the Company’s standard lead times, it may delay the production and shipment of those supplements, thereby shifting the timing of recognizing the resulting sale to the Company’s customers. Transportation continues to be a factor in obtaining materials in a timely manner. A shortage of containers is making it difficult for suppliers abroad to get materials to the United States.

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

Furthermore, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and impact the Company’s operating results.

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

Note 10. Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of less than 1 year to less than 7 years.

The components of lease expense for the fiscal year ended June 30, 2021 and 2020 were as follows:

	2021			2020
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$566	$98	$664	$566	$104	$670

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$24	$24	$-	$57	$57
Interest on operating lease liabilities	-	2	2	-	13	13
Total Finance Lease Costs	$-	$26	$26	$-	$70	$70

Operating Lease Liabilities

Related Party Operating Lease Liabilities. Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, and a major stockholder and certain of his family members, who are the Co-Chief Executive Officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2020 to extend the expiration date to June 1, 2024. This additional lease provides for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Rent expense, lease amortization costs and imputed interest costs on these related party leases were $883 and $862 for the fiscal years ended June 30, 2021 and 2020, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Income. As of June 30, 2021 and 2020, the Company had outstanding current obligations to Vitamin Realty of $65 and $62, respectively, included in accounts payable and accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. Additionally, as of June 30, 2021 and 2020, the Company has operating lease obligations of $2,327 and $2,794, respectively, with Vitamin Realty as noted in the accompany Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of June 30, 2021, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,322	$485	$1,842	$2,537
Machinery and equipment leases	5	5	-	5
Office equipment leases	38	10	28	44
	$2,365	$500	$1,870	$2,586

As of June 30, 2020, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,788	$467	$2,327	$3,103
Machinery and equipment leases	16	11	5	16
Office equipment leases	20	10	10	22
	$2,824	$488	$2,342	$3,141

As of June 30, 2021 and 2020, the Company’s weighted average discount rate is 3.75% as of each period end and the remaining term on lease liabilities is approximately 4.4 years and 5.4 years, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2021 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$565	$98	$663
Operating cash flows from finance lease obligations	-	2	2
Financing cash flows from finance lease obligations	-	75	75

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2020 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$565	$92	$657
Operating cash flows from finance lease obligations	-	13	13
Financing cash flows from finance lease obligations	-	194	194

In the fiscal year ended June 30, 2021, the Company renewed, for one year, an operating lease for office space with an annual commitment of $25 and entered into a five-year lease agreement for the rental of office equipment with an annual commitment of $7.

Maturities of operating lease liabilities as of June 30, 2021 were as follows:

Year ending June 30,	Operating Lease Commitment	Related Party Operating Lease Commitment	Total

2022	$17	$565	$582
2023	9	565	574
2024	9	563	572
2025	9	533	542
2026	5	311	316
Total minimum lease payments	49	2,537	2,586
Imputed interest	(6)	(210)	(216)
Total	$43	$2,327	$2,370

Total rent expense, including real estate taxes and maintenance charges, was approximately $1,057 and $1,040 for the fiscal year ended June 30, 2021 and 2020, respectively. Rent and lease amortization and lease costs are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Income.

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

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plans. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the issuance of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended (the “Plan”). The Company also has a 1997 Stock Option Plan with 5,000,000 shares of common stock reserved for issuance. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms. As of June 30, 2021, the Company has 7,480,669 shares of common stock remaining under the Plans.

In November, 2020, there were 770,000 stock options authorized by the Board of Directors and issued to Company officers, employees and directors with an exercise price ranging from $0.65 to $0.72, vesting over one or three years, with terms of either five or ten years.  During the fiscal year ended June 30, 2021 and 2020, the Company incurred stock compensation expense of approximately $231 and $59. The Company expects to record additional stock compensation expense of approximately $307 over the estimated weighted average remaining vesting period of two and half years. There were no stock option grants in the fiscal year ended June 30, 2020.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended June 30, 2021:

Risk Free Interest Rate	0.01% to 0.78%
Volatility	134.5% to 185.5%
Term	4.5 to 10 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.65

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In each of the fiscal years ended June 30, 2021 and 2020, there were no stock options that were not included in the computation of weighted average diluted common shares outstanding.

The intrinsic value of options outstanding and exercisable at June 30, 2021 and 2020 was $2,825 and $846, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2019	3,761,500	$0.16
Granted	-	-
Exercised	(80,000)	0.09
Terminated	(137,500)	0.14
Expired	(200,000)	0.10
Outstanding as of June 30, 2020	3,344,000	0.16
Granted	770,000	0.66
Exercised	(157,334)	0.15
Terminated	(3,333)	0.21
Expired	(36,667)	0.21
Outstanding as of June 30, 2021	3,916,666	$0.26

Exercisable at June 30, 2020	2,875,533	$0.16
Exercisable at June 30, 2021	3,114,099	$0.19

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2021 under the Company’s stock option plans:

							Weighted
				Weighted	Weighted Average		Average
				Average	Remaining		Exercise
Range of Exercise Price			Outstanding	Exercise Price	Contractual Life (years)	Exercisable	Price

$0.09	-	$0.10	1,301,000	$0.09	3.9	1,301,000	$0.09
$0.21	-	$0.21	1,295,666	0.21	7.9	1,104,766	0.21
$0.23	-	$0.25	550,000	0.23	5.4	508,333	0.23
$0.65	-	$0.65	620,000	0.65	9.4	150,000	0.65
$0.72	-	$0.72	150,000	0.72	6.9	50,000	0.72
$0.09	-	$0.72	3,916,666	$0.26	6.7	3,114,099	$0.19

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

The Company has divided its operations into two reportable segments; Contract Manufacturing and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe, for the fiscal years ended June 30, 2021 and 2020 were $9,172 and $8,473, respectively.

Financial information relating to the fiscal years ended June 30, 2021 and 2020 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital	Total
		Customers	Customers	Total	Profit	Depreciation	Expenditures	Assets
Contract Manufacturing	2021	$52,763	$9,072	$61,835	$9,020	$332	$292	$21,333
	2020	42,944	8,382	51,326	6,427	310	221	19,581

Other Nutraceutical Businesses	2021	1,624	100	1,724	460	5	3	4,107
	2020	1,352	91	1,443	300	2	9	3,363

Total Company	2021	54,387	9,172	63,559	9,480	337	295	25,440
	2020	44,296	8,473	52,769	6,727	312	230	22,944

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 2, 2021	By: /s/ Christina Kay
Christina Kay
Co-Chief Executive Officer

Date: September 2, 2021	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christina Kay	Co-Chief Executive Officer and Director	September 2, 2021
Christina Kay	(Principal Executive Officer)

/s/ Riva Sheppard	Co-Chief Executive Officer and Director	September 2, 2021
Riva Sheppard	(Principal Executive Officer)

/s/ Dina L. Masi	Chief Financial Officer	September 2, 2021
Dina L. Masi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ E. Gerald Kay	Executive Chairman	September 2, 2021
E. Gerald Kay

/s/ Robert Canarick	Director	September 2, 2021
Robert Canarick

/s/ Carl DeSantis	Director	September 2, 2021
Carl DeSantis

/s/ William H. Milmoe	Director	September 2, 2021
William H. Milmoe

/s/ Eric Friedman	Director	September 2, 2021
Eric Friedman