Form 10-Q
period 2021-09-30
INTEGRATED BIOPHARMA INC
filed 2021-11-10
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes ☐   No  ☒

As of November 10, 2021, there were 29,821,944 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2021

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; the impact of the COVID-19 pandemic; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of the Company’s Form 10-K and in other filings by the Company with the SEC. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2021	2020

Sales, net	$12,751	$15,172

Cost of sales	11,327	12,799

Gross profit	1,424	2,373

Selling and administrative expenses	839	864

Operating income	585	1,509

Other income (expense), net:
Interest expense	(32)	(76)
Realized gain on sale of investment in iBio Stock	-	56
Unrealized loss on investment in iBio Stock	(20)	(29)
Other income, net	6	8
Total other expense, net	(46)	(41)

Income before income taxes	539	1,468

Income tax expense, net	23	427

Net income	$516	$1,041

Basic net income per common share	$0.02	$0.04

Diluted net income per common share	$0.02	$0.03

Weighted average common shares outstanding - basic	29,817,919	29,645,943
Add: Equivalent shares outstanding - Stock Options	2,781,977	2,147,133
Weighted average common shares outstanding - diluted	32,599,896	31,793,076

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	June 30,
	2021	2021
Assets
Current Assets:
Cash	$57	$210
Accounts receivable, net	3,801	5,776
Inventories	12,622	11,695
Other current assets	504	317
Total current assets	16,984	17,998

Property and equipment, net	1,743	1,742
Operating lease right-of-use assets (includes $2,203 and $2,322 with a related party)	2,239	2,365
Deferred tax assets, net	3,306	3,268
Security deposits and other assets	64	67
Total Assets	$24,336	$25,440

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$1,373	$2,173
Accounts payable (includes $75 and $65 due to related party)	4,221	3,496
Accrued expenses and other current liabilities	1,472	1,610
Current portion of long term debt, net	136	1,457
Current portion of operating lease liabilities (includes $489 and $485 with a related party)	499	500
Total current liabilities	7,701	9,236

Operating lease liabilities (includes $1,718 and $1,842 with a related party)	1,744	1,870
Total liabilities	9,445	11,106

Commitments and Contingencies

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized; 29,855,177 and 29,838,177 shares issued and 29,820,277 and 29,803,277 and shares outstanding, respectively	60	60
Additional paid-in capital	50,557	50,516
Accumulated deficit	(35,627)	(36,143)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	14,891	14,334
Total Liabilities and Stockholders' Equity	$24,336	$25,440

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2021	29,838,177	$60	$50,516	$(36,143)	34,900	$(99)	$14,334

Stock compensation expense for employee stock options	-	-	37	-	-	-	37
Shares issued upon exercise of stock options	17,000	-	4				4
Net income	-	-	-	516	-	-	516
Balance, September 30, 2021	29,855,177	$60	$50,557	$(35,627)	34,900	$(99)	$14,891

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2020	29,680,843	$59	$50,263	$(44,156)	34,900	$(99)	$6,067

Stock compensation expense for employee stock options	-	-	8	-	-	-	8
Net income	-	-	-	1,041	-	-	1,041
Balance, September 30, 2020	29,680,843	$59	$50,271	$(43,115)	34,900	$(99)	$7,116

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2021	2020
Cash flows provided by operating activities:
Net income	$516	$1,041
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	85	83
Amortization of operating lease right-of-use assets	126	120
Stock based compensation	37	8
Change in deferred tax assets	(38)	277
Realized gain on sale of investment in iBio Stock	-	(56)
Unrealized loss on investment in iBio Stock	20	29
Other, Net	2	5
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,975	652
Inventories	(927)	(2,655)
Other current assets	(202)	(185)
Security deposits and other assets	-	(26)
(Decrease) increase in:
Accounts payable	771	2,696
Accrued expenses and other liabilities	(138)	49
Operating lease obligations	(126)	(120)
Net cash provided by operating activities	2,101	1,918

Cash flows from investing activities:
Purchase of property and equipment	(131)	(53)
Proceeds from sale of iBio Stock	-	96
Net cash (used in) provided by investing activities	(131)	43

Cash flows from financing activities:
Advances under revolving credit facility	14,029	13,921
Proceeds from exercise of stock options	4	-
Repayments of advances under revolving credit facility	(14,830)	(15,144)
Repayments under term note payables	(1,326)	(734)
Repayments under finance lease obligations	-	(37)
Net cash used in financing activities	(2,123)	(1,994)

Net decrease in cash	(153)	(33)
Cash at beginning of period	210	402
Cash at end of period	$57	$369

Supplemental disclosures of cash flow information:
Interest paid	$30	$57
Income taxes paid	$-	$-

Supplemental disclosures of non-cash flow transactions:
Amount owed on purchase of property and equipment	$45	$20

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“Form 10-K”), as filed with the SEC. The June 30, 2021 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results for the full fiscal year ending June 30, 2022 or for any other period.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

This ASU removes certain disclosure requirements regarding the amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of transfers between the levels. This ASU also adds disclosure requirements regarding unrealized gains and losses included in Other Comprehensive Income for recurring Level 3 fair value measurements and the range and weighted average of unobservable inputs used in Level 3 fair value measurements. ASU 2018-13 is effective for the fiscal year beginning July 1, 2021, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU 2018-13. This new guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Aside from the adoption of ASUs, as described above, there have been no material changes during fiscal year 2021 in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Income Taxes. The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the three months ended September 30, 2021 and 2020, we had a net federal income tax benefit of $38 and a deferred income tax expense of $273, respectively and state income tax expense, net of approximately $61 and $154, in the three months ended September 30, 2021 and 2020, respectively.  The net federal income tax benefit of $38 in the three months ended September 30, 2021, includes the release of $128 of the allowance on deferred tax assets.

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

In each of the three months ended September 30, 2021 and 2020, there were no stock options that were not included in the computation of weighted average diluted common shares outstanding.

On November 3, 2021, there were 564,700 stock options authorized by the Board of Directors and to be issued to Company officers, employees and directors with an exercise price to be determined five trading dates after the filing of this Quarterly Report on Form-Q, vesting over one or three years, with terms of either five or ten years.

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2021	2021

Raw materials	$10,236	$7,941
Work-in-process	1,344	2,942
Finished goods	1,042	812
Total	$12,622	$11,695

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2021	2021

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,364
Machinery and equipment	6,415	6,416
Transportation equipment	6	6
	9,042	9,036
Less: Accumulated depreciation and amortization	(7,299)	(7,294)
Total	$1,743	$1,742

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2021 and 2020 was $85 and $83, respectively. In the three months ended September 30, 2021 and 2020, the Company disposed of fully depreciated property of $80 and $12.

Note 4. Senior Credit Facility

As of September 30, 2021 and June 30, 2021, the Company had the following debt outstanding:

	Principal Amount
	As of September 30, 2021	As of June 30, 2021	Interest Rate	Maturity Date
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$1,373	$2,173	3.25%	5/15/2024
Installment Note with PNC Bank	140	1,466	3.50%	5/15/2024
Total outstanding debt	1,513	3,639

Less: Revolving Advances	(1,373)	(2,173)
Prepaid financing costs	(4)	(9)
Current portion of long term debt, net	(136)	(1,457)
Long term debt, net	$-	$-

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

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. owned by the Company ("iBio Stock"). Revolving Advances bear interest at PNC’s Base Rate (3.25% as of September 30 and June 30, 2021) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bears interest at PNC’s Base Rate (3.50% as of September 30 and June 30, 2021 and 2020) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow, as defined in the Amended Load Agreement, for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of September 30, 2021, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the three months ended September 30, 2020 to repay the Term Loan. Additionally, with the required annual payment of 25% of Excess Cash Flow for the fiscal year ended June 30, 2021, together with the required monthly installments of $43, the Company will satisfy all the remaining principal payments required under the Term Note in January 2022.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2021 and 2020, approximately 91% and 92% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 65% and 29% and 69% and 25% in the three months ended September 30, 2021 and 2020, respectively. Accounts receivable from these two major customers represented approximately 85% and 93% of total net accounts receivable as of September 30 and June 30, 2021, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 70% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed on September 1, 2018 and will expire on August 31, 2022.

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

Note 6. Leases and other Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of less than 1 year to less than 5 years.

The components of lease expense for the three months ended September 30, 2021 and 2020, were as follows:

	2021			2020
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$141	$26	$167	$141	$24	$165

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$-	$-	$-	$12	$12
Interest on operating lease liabilities	-	-	-	-	1	1
Total finance lease cost	$-	$-	$-	$-	$13	$13

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

Rent expense, lease amortization costs and interest expense for the three months ended September 30, 2021 and 2020 on these leases were $221 and $222 respectively, and are included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Income. As of September 30, and June 30, 2021, the Company had outstanding current obligations to Vitamin Realty of $75 and $65, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $2,207 and $2,327 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet as of September 30, and June 30, 2021, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of September 30, 2021, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,203	$489	$1,718	$2,396
Machinery and equipment leases	2	2	-	2
Office equipment leases	34	8	26	40
	$2,239	$499	$1,744	$2,438

As of June 30, 2021, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,322	$485	$1,842	$2,537
Machinery and equipment leases	5	5	-	5
Office equipment leases	38	10	28	44
	$2,365	$500	$1,870	$2,586

As of September 30, and June 30, 2021, the Company’s weighted average discount rate is approximately 3.86% and 3.75%, respectively, and the remaining term on lease liabilities is approximately 4.1 years and 4.4 years, respectively.

Supplemental cash flows information related to leases for the three months ended September 30, 2021, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$141	$26	$167
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	-	-

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the three months ended September 30, 2020, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$141	$24	$165
Operating cash flows from finance leases	-	1	1
Financing cash flows from finance lease obligations	-	37	37

The Company did not enter into any lease commitments in the three months ended September 30, 2021.

Maturities of operating lease liabilities as of September 30, 2021 were as follows:

Year	Operating	Related Party
ending	Lease	Operating Lease
June 30,	Commitment	Commitment	Total

2022, remaining	$10	$424	$434
2023	9	565	574
2024	9	563	572
2025	9	533	542
2026	5	311	316
Total minimum lease payments	42	2,396	2,438
Imputed interest	(6)	(189)	(195)
Total	$36	$2,207	$2,243

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $266 and $265 for the three months ended September 30, 2021 and 2020, respectively. Rent and lease amortization and interest expense are included in cost of sales, selling and administrative expenses and interest expense in the accompanying Condensed Consolidated Statements of Income.

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

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe and Canada, for the three months ended September 30, 2021 and 2020 were $2,220 and $1,467, respectively.

Financial information relating to the three months ended September 30, 2021 and 2020 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2021	$10,145	$2,190	$12,335	$1,301	$84	$131
	2020	13,324	1,462	14,786	2,255	82	50

Other Nutraceutical Businesses	2021	386	30	416	123	1	-
	2020	381	5	386	118	1	3

Total Company	2021	10,531	2,220	12,751	1,424	85	131
	2020	13,705	1,467	15,172	2,373	83	53

	Total Assets as of
	September 30,	June 30,
	2021	2021
Contract Manufacturing	$19,968	$21,333
Other Nutraceutical Businesses	4,368	4,107
Total Company	$24,336	$25,440

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION (dollars in thousands)

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States, Luxembourg and Canada.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

For the three months ended September 30, 2021, our net sales from operations decreased by $2,421 to approximately $12,751 from approximately $15,172 in the three months ended September 30, 2020. Our net sales in the Contract Manufacturing Segment decreased by $2,451, offset by an increase in our Other Nutraceuticals Segment of $30. Net sales decreased in our Contract Manufacturing Segment primarily due to decreased sales volumes to Life Extension and Herbalife in the amount of $2,245 and $100, respectively.  Revenues in the quarter ended September 30, 2020 were higher than the quarter ended September 30, 2021 due to increased safety stock and consumer demands required by our customers during the height of the COVID-19 pandemic. We also believe the fear of slowdowns in production due to the pandemic were contributing factors in our three-month revenues ended September 30, 2020. For the three months ended September 30, 2021, we had operating income of approximately $585, a decrease of approximately $924 from operating income of approximately $1,509 for the three months ended September 30, 2020. Our profit margins decreased from approximately 15.6% of net sales in the three months ended September 30, 2020 to approximately 11.2% of net sales in the three months ended September 30, 2021, primarily as a result of the decreased sales in our Contract Manufacturing Segment of approximately $2,451. Our consolidated selling and administrative expenses decreased by approximately $25 or approximately 3% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

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

In addition to supply chain issues resulting from the COVID-19 pandemic, we are experiencing supply chain disruptions relating to fuel refinery and transportation issues as it pertains to the production of plastics.  This is impacting the supply and demand of bottles and caps, key components in our Contract Manufacturing Segment.   Transportation, in general, continues to be an issue in the delay of receiving materials and our ability to meet promised delivery dates to our customers in our Contract Manufacturing Segment.

Furthermore, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and impact our operating results.

We do not currently anticipate any negative impact to our margins resulting from the coronavirus outbreak, however; if we are unable to obtain the necessary materials to produce a supplement within our standard lead times or the necessary safety and cleaning supplies it may delay the production and shipment of those supplements to our customers, thereby shifting the timing of recognizing the resulting sale to our customers.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2021, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2021 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2021	2020

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	88.8%	84.4%
Selling and administrative	6.6%	5.7%
	95.4%	90.1%
Operating income	4.6%	9.9%

Other income (expense), net
Interest expense	(0.2% )	(0.5% )
Realized gain on sale of investment in iBio, Stock	-	0.4%
Unrealized loss in investment in iBio Stock	(0.2% )	(0.2% )
Other income, net	0.0%	0.1%
Other expense, net	(0.4% )	(0.2% )

Income before income taxes	4.2%	9.7%

Income tax expense, net	0.2%	2.8%

Net income	4.0%	6.9%

For the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Sales, net. Sales, net, for the three months ended September 30, 2021 and 2020 were $12,751 and $15,172, respectively, a decrease of 16.0%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	September 30,		Change	Change
	2021	2020	2021 vs 2020	2021 vs 2020
	(amounts in thousands)
Contract Manufacturing:
US Customers	$10,145	$13,324	$(3,179)	(23.9% )
International Customers	2,190	1,462	728	49.8%
Net sales, Contract Manufacturing	12,335	14,786	(2,451)	(16.6% )

Other Nutraceuticals:
US Customers	386	381	5	1.3%
International Customers	30	5	25	500.0%
Net sales, Other Nutraceuticals	416	386	30	7.8%

Total net sales	$12,751	$15,172	$(2,421)	(16.0% )

For the three months ended September 30, 2021 and 2020, a significant portion of our consolidated net sales, approximately 91% and 92%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 65% and 29% and 69% and 25%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2021 and 2020, respectively.  Revenues in the quarter ended September 30, 2020 were higher than the quarter ended September 30, 2021 due to increased safety stock and consumer demands required by our customers during the height of the COVID-19 pandemic. We also believe the fear of slowdowns in production due to the pandemic were contributing factors in our three-month revenues ended September 30, 2020.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $2,421 was primarily the result of decreased net sales in our Contract Manufacturing Segment of $2,451 primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $2,245 and $100, respectively.

Cost of sales. Cost of sales decreased by approximately $1,472 to $11,327 for the three months ended September 30, 2021, as compared to $12,799 for the three months ended September 30, 2020 or approximately 11.5%. Cost of sales increased as a percentage of sales to 88.8% for the three months ended September 30, 2021 as compared to 84.4% for the three months ended September 30, 2020. The 11.5% decrease in the cost of goods sold amount is consistent with the decrease in net sales of approximately 16%. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the decreased net sales available to offset the fixed manufacturing overhead.

Selling and Administrative Expenses. Selling and administrative expenses decreased by approximately $25, approximately 3% in the three months ended September 30, 2021 from $864 to $839 in the three months ended September 30, 2020. As a percentage of sales, net, selling and administrative expenses were approximately 6.6% and 5.7% in the three months ended September 30, 2021 and 2020, respectively.

Other income (expense), net. Other income (expense), net was approximately $46 for the three months ended September 30, 2021 compared to $41 for the three months ended September 30, 2020, and is composed of:

	Three months ended
	September 30,
	2021	2020
	(dollars in thousands)
Interest expense	$(32)	$(76)
Realized gain on sale of investment in iBio Stock	-	56
Unrealized loss on investment in iBio Stock	(20)	(29)
Other income	6	8
Other expense, net	$(46)	$(41)

Our interest expense for the three months ended September 30, 2021 decreased by $44 from the three month period ended September 30, 2020, primarily as the result of lower average daily balances outstanding under the Senior Credit Facility with PNC Bank in the three month period ended September 30, 2021 from the three month period ended September 30, 2020.

In the three months ended September 30, 2020, we sold 16,000 shares of iBio Stock for a gain of $56 with no such sales in the three months ended September 30, 2021. Also, in the three months ended September 30, 2021, and 2020, we had unrealized losses on the remaining iBio Stock of approximately $20 and $29, respectively.

Federal and state income tax expense, net. For the three months ended September 30, 2021 and 2020, we had a net federal income tax benefit of $38 and a deferred income tax expense of $273, respectively and state income tax expense, net of approximately $61 and $154, in the three months ended September 30, 2021 and 2020, respectively. The net federal benefit of $38 in the three months ended September 30, 2021, includes the release of $128 of the allowance on deferred tax assets.  We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the three months ended September 30, 2021 and 2020 was approximately $516 and $1,041, respectively. The decrease of approximately $525 was primarily the result of decreased operating income of $924 offset by the decrease in income taxes of $403.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the three months ended
	September 30,
	2021	2020
	(dollars in thousands)

Net cash provided by operating activities	$2,101	$1,918
Net cash (used in) provided by investing activities	$(131)	$43
Net cash used in financing activities	$(2,123)	$(1,994)

Cash at end of period	$57	$369

At September 30, 2021, our working capital was approximately $9,282, an increase of $520 from our working capital of $8,762 at June 30, 2021. The increase in our working capital was the result of our current liabilities decreasing by of $1,535 and was offset by a decrease in our current assets of $1,014. The decrease in the current assets is primarily from a decrease in accounts receivable, net of $1,975 offset by an increase in inventories of $927 and the decrease in current liabilities was primarily the result of the decrease in our senior credit facility in the amount of $2,121, offset by an increase accounts payable and accrued expenses and other current liabilities of $587.

Operating Activities

Net cash provided by operating activities of $2,101 in the three months ended September 30, 2021 includes net income of approximately $516. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $748. Net cash provided by our operations in the three months ended September 30, 2021 from our working capital assets and liabilities in the amount of approximately $1,353 was primarily the result of cash provided from a decrease in our accounts receivable of $1,975 and an aggregate increase in accounts payable, accrued expenses and other liabilities of $632, offset in part, by increases in inventories of approximately $927 and prepaid and other assets of $202.

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

Investing Activities

Cash used in investing activities in the three months ended September 30, 2021 of approximately $131 was from the purchase of machinery and equipment. Cash provided by investing activities in the three months ended September 30, 2020 of approximately $43 was from proceeds of $96 from the sale of iBio Stock offset by the purchase of machinery and equipment of $53.

Financing Activities

Cash used in financing activities was approximately $2,123 for the three months ended September 30, 2021, and was primarily from repayments of advances under our revolving credit facility of $14,830 and principal payments under our term notes in the amount of $1,326, offset by advances under our revolving credit facility of approximately $14,029.

Cash used in financing activities was approximately $1,994 for the three months ended September 30, 2020, and was primarily from repayments of advances under our revolving credit facility of $15,144 and principal payments under our term notes in the amount of $734, offset by advances under our revolving credit facility of approximately $13,921.

As of September 30, 2021, we had cash of $57, funds available under our revolving credit facility of approximately $4,257 and working capital of approximately $9,283. Our working capital includes $1,373 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $585 in the three months ended September 30, 2021. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 10, 2022.

Our total annual commitments at September 30, 2021 for long term non-cancelable leases of approximately $565 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2021 and 2020 were approximately $131 and $53, respectively. The Company has budgeted approximately $500 for capital expenditures for fiscal year 2022. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)         Exhibits

Exhibit

Number

31.1	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS***	Inline XBRL Instance	furnished herewith
101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith
101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith
101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith
101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith
101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 10, 2021	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: November 10, 2021	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: November 10, 2021	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President