Form 10-Q
period 2021-12-31
INTEGRATED BIOPHARMA INC
filed 2022-02-10
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

Smaller reporting company ☑
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

Yes ☐ No ☑

As of February 10, 2022, there were 29,832,944 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended December 31, 2021

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2021	2020	2021	2020

Sales, net	$14,594	$14,257	$27,345	$29,429

Cost of sales	12,844	12,083	24,171	24,882

Gross profit	1,750	2,174	3,174	4,547

Selling and administrative expenses	1,020	930	1,859	1,794

Operating income	730	1,244	1,315	2,753

Other income (expense), net
Interest expense	(42)	(79)	(74)	(155)
Realized gain on sale of investment in iBio Stock	-	-	-	56
Unrealized loss on investments	(22)	(44)	(42)	(73)
Other income, net	25	8	31	16
Other income (expense), net	(39)	(115)	(85)	(156)

Income before income taxes	691	1,129	1,230	2,597

Income tax benefit (expense), net	340	95	317	(332)

Net income	$1,031	$1,224	$1,547	$2,265

Basic earnings per common share	$0.04	$0.04	$0.05	$0.08

Diluted earnings per common share	$0.03	$0.04	$0.05	$0.07

Weighted average common shares outstanding - basic	29,823,919	29,658,661	29,823,029	29,652,302
Add: Equivalent shares outstanding	2,623,104	2,440,843	2,617,930	2,314,734
Weighted average common shares outstanding - diluted	32,447,023	32,099,504	32,440,959	31,967,036

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2021	2021
Assets
Current Assets:
Cash	$162	$210
Accounts receivable, net	5,467	5,776
Inventories	13,121	11,695
Other current assets	597	317
Total current assets	19,347	17,998

Property and equipment, net	1,798	1,742
Operating lease right-of-use assets (includes $2,083 and $2,322 with a related party)	2,115	2,365
Deferred tax assets, net	3,751	3,268
Security deposits and other assets	60	67
Total Assets	$27,071	$25,440

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$3,146	$2,173
Accounts payable (includes $69 and $65 due to related party)	4,243	3,496
Accrued expenses and other current liabilities	1,482	1,610
Current portion of long term debt, net	12	1,457
Current portion of operating lease liabilities (includes $494 and $485 with a related party)	501	500
Total current liabilities	9,384	9,236

Operating lease liabilities (includes $1,592 and $1,842 with a related party)	1,617	1,870
Total liabilities	11,001	11,106

Commitments and Contingencies

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,866,844 and 29,838,177 shares issued and
29,831,944 and 29,803,277 and shares outstanding, respectively	60	60
Additional paid-in capital	50,705	50,516
Accumulated deficit	(34,596)	(36,143)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	16,070	14,334
Total Liabilities and Stockholders' Equity	$27,071	$25,440

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021:							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2021	29,838,177	$60	$50,516	$(36,143)	34,900	$(99)	$14,334
Stock compensation expense for employee stock options	-	-	37	-	-	-	37
Shares issued upon exercise of employee stock options	17,000	-	4	-	-	-	4
Net income	-	-	-	516	-	-	516
Balance, September 30, 2021	29,855,177	60	50,557	(35,627)	34,900	(99)	14,891
Stock compensation expense for employee stock options	-	-	145	-	-	-	145
Shares issued upon exercise of employee stock options	11,667	-	3	-	-	-	3
Net income	-	-	-	1,031	-	-	1,031
Balance, December 31, 2021	29,866,844	$60	$50,705	$(34,596)	34,900	$(99)	$16,070

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020:	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2020	29,680,843	$59	$50,263	$(44,156)	34,900	$(99)	$6,067
Stock compensation expense for employee stock options	-	-	8	-	-	-	8
Net income	-	-	-	1,041	-	-	1,041
Balance, September 30, 2020	29,680,843	59	50,271	(43,115)	34,900	(99)	7,116
Stock compensation expense for employee stock options	-	-	86	-	-	-	86
Shares issued upon exercise of employee stock options	35,000	-	7	-	-	-	7
Net income	-	-	-	1,224	-	-	1,224
Balance, December 31, 2020	29,715,843	$59	$50,364	$(41,891)	34,900	$(99)	$8,433

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Six months ended
	December 31,
	2021	2020
Cash flows provided by operating activities:
Net income	$1,547	$2,265
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	164	170
Amortization of operating lease right-of-use assets	251	241
Stock based compensation	182	94
Change in deferred tax assets	(482)	26
Realized gain on sale of investment in iBio Stock	-	(56)
Unrealized loss on investment in iBio Stock	42	73
Other, Net	(6)	19
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	309	970
Inventories	(1,426)	(3,815)
Other current assets	(313)	(240)
Security deposits and other assets	(9)	(25)
(Decrease) increase in:
Accounts payable	835	1,758
Accrued expenses and other liabilities	(129)	(74)
Operating lease obligations	(252)	(242)
Net cash provided by operating activities	713	1,164

Cash flows from investing activities:
Purchase of property and equipment	(308)	(117)
Proceeds from sale of iBio Stock	-	96
Proceeds from sale of machinery and equipment	21	-
Net cash used in investing activities	(287)	(21)

Cash flows from financing activities:
Advances under revolving credit facility	28,574	28,579
Proceeds from exercise of employee stock options	7	7
Repayments of advances under revolving credit facility	(27,602)	(29,151)
Repayments under term note payables	(1,453)	(862)
Repayments under finance lease obligations	-	(75)
Net cash used in financing activities	(474)	(1,502)

Net decrease in cash	(48)	(359)
Cash at beginning of period	210	402
Cash at end of period	$162	$43

Supplemental disclosures of cash flow information:
Interest paid	$59	$123
Income taxes paid	$371	$258
Supplemental disclosures of non-cash flow transactions:
Amount owed on purchase of property and equipment	$2	$32

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“Form 10-K”), as filed with the SEC. The June 30, 2021 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results for the full fiscal year ending June 30, 2022 or for any other period.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

For the three months ended December 31, 2021 and 2020, the Company had a federal income tax benefit of $444 and $252, respectively and state income tax expense, net of approximately $104 and $157, respectively.  For the six months ended December 31, 2021 and 2020, the Company had a federal income tax benefit of $482 and a federal deferred tax expense of $21, respectively and state income tax expense, net of approximately $165 and $311, respectively.  The net federal income tax benefit of $444 and $252, in the three months ended December 31, 2021 and 2020, respectively, includes the release of $546 and $424 of the allowance on deferred tax assets, respectively. The net federal income tax benefit of $482, in the six months ended December 31, 2021, includes the release of $674 of the allowance on deferred tax assets.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Anti-dilutive stock options	115,000	770,000	115,000	770,000
Total anti-dilutive shares	115,000	770,000	115,000	770,000

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2021	2021

Raw materials	$10,253	$7,941
Work-in-process	1,734	2,942
Finished goods	1,134	812
Total	$13,121	$11,695

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2021	2021

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,364
Machinery and equipment	6,518	6,416
Transportation equipment	6	6
	9,145	9,036
Less: Accumulated depreciation and amortization	(7,347)	(7,294)
Total	$1,798	$1,742

Depreciation and amortization expense recorded on property and equipment was $79 and $87 for the three months and $164 and $170 for six months ended December 31, 2021 and 2020, respectively. Additionally, the Company disposed of fully depreciated property of $111 and $17 in the six months ended December 31, 2021 and 2020, respectively and recognized gain on sale of $21 in the six months ended December 31, 2021 and a loss on disposal of $8 on property disposed of in the six months ended December 31, 2020.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 4. Senior Credit Facility

As of December 31, 2021 and June 30, 2021, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of December 31, 2021	As of June 30, 2021
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$3,146	$2,173	3.25%	5/15/2024
Installment Note with PNC Bank, National Association	12	1,466	3.50%	1/3/2022
Total outstanding debt	3,158	3,639
Less: Revolving Advances	(3,146)	(2,173)
Prepaid financing costs	-	(9)
Current portion of long term debt, net	(12)	(1,457)
Long term debt, net	$-	$-

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

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. (“iBio Stock”) owned by the Company. Revolving Advances bear interest at PNC’s Base Rate (3.25% as of December 31, 2021 and June 30, 2021) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bears interest at PNC’s Base Rate (3.50% as of December 31, 2021 and June 30, 2021) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow (as defined in the Amended Loan Agreement) for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of December 31, 2021, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the six months ended December 31, 2020 to repay the Term Loan. Additionally, with the required annual payment of 25% of Excess Cash Flow for the fiscal year ended June 30, 2021, together with the required monthly installments of $43, the Company satisfied all the remaining principal payments required under the Term Note on January 3, 2022.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. In the three months ended December 31, 2021 and 2020, approximately 90% and 92%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 73% and 21% and 72% and 24% in the three months ended December 31, 2021 and 2020, respectively of the Contract Manufacturing Segment net sales. In the six months ended December 31, 2021 and 2020, approximately 90% and 92% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 69% and 25% in the six months ended December 31, 2021 and 70% and 24% of net sales in the six months ended December 31, 2020, respectively of the Contract Manufacturing Segment net sales. Accounts receivable from these two major customers represented approximately 85% and 93% of total net accounts receivable as of December 31 and June 30, 2021, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

The continued supply chain issues resulting from the global outbreak of COVID-19, or coronavirus, has caused minor disruptions in the Company's supply chain.  Most of the materials required in the Company's manufacturing process could be obtained from more than one supplier, which assisted in mitigating major disruptions in the Company's business.  The Company continues to pursue qualification of new suppliers and new materials. These minor delays have and continue to delay the Company's standard lead times, in the production and shipment of the Company's customers' supplements, thereby shifting the timing of recognizing the resulting sale.  Transportation continues to be a factor in obtaining materials in a timely manner.  A shortage of containers is making it difficult for suppliers abroad to get materials to the United States.

The Company also continues to experience supply chain disruptions relating to fuel refinery and transportation issues as it pertains to the production of plastics.  This continues to impact the supply and demand of bottles and caps, key components in the Company's Contract Manufacturing Segment.   Transportation, in general, continues to be an issue in the delay of receiving materials and the Company's ability to meet promised delivery dates to the Company's customers in the Contract Manufacturing Segment.

Additionally, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and impact the Company’s operating results.

While the Company hasn’t, to date, seen a significant negative impact in its margins resulting from the coronavirus outbreak, it is experiencing a slight negative impact on its margins due to inflation and tightened labor markets.

Note 6. Leases and other Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of approximately 2 to 4 years.

The components of lease expense for the three months ended December 31, 2021 and 2020, were as follows:

	Three months ended December 31,
	2021			2020
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$142	$21	$163	$141	$25	$166

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$-	$-	$-	$12	$12
Interest on operating lease liabilities	-	-	-	-	1	1
Total finance lease cost	$-	$-	$-	$-	$13	$13

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the six months ended December 31, 2021 and 2020, were as follows:

	Six months ended December 31,
	2021			2020
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$283	$47	$330	$283	$49	$332

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$-	$-	$-	$24	$24
Interest on operating lease liabilities	-	-	-	-	2	2
Total finance lease cost	$-	$-	$-	$-	$26	$26

Operating Lease Liabilities

Related Party Operating Lease Liabilities. Warehouse and office facilities are leased from Vitamin Realty Associates, LLC (“Vitamin Realty”), which is 100% owned by the Company’s executive chairman and major stockholder and certain of his family members, who are the Co-Chief Executive Officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provides for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On May 19, 2014, AgroLabs entered into an amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2019 to extend the expiration date to June 1, 2024. This additional lease provides for minimum annual lease payments of $27 with annual increases plus the proportionate share of operating expenses.

Rent expense and lease amortization costs for the three months ended December 31, 2021 and 2020 on these leases were $223 and $221, respectively and $444 and $443 for the six month periods ended December 31, 2021 and 2020, respectively and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2021 and June 30, 2021, the Company had outstanding current obligations to Vitamin Realty of $69 and $65, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $2,086 and $2,327 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet as of December 31, 2021 and June 30, 2021, respectively.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

As of December 31, 2021, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,083	$494	$1,592	$2,255
Machinery and equipment leases	-	-	-	-
Office equipment leases	32	7	25	37
	$2,115	$501	$1,617	$2,292

As of June 30, 2021, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,322	$485	$1,842	$2,537
Machinery and equipment leases	5	5	-	5
Office equipment leases	38	10	28	44
	$2,365	$500	$1,870	$2,586

As of December 31, 2021 and June 30, 2021, the Company’s weighted average discount rate and remaining term on lease liabilities were approximately 3.86% and 3.75% and 4.0 years and 4.4 years, respectively.

Supplemental cash flows information related to leases for the six months ended December 31, 2021, is as follows:

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

In the six months ended December 31, 2021, the Company renewed, for one year, an operating lease for office space with an annual commitment of $12.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Maturities of operating lease liabilities as of December 31, 2021 were as follows:

	Operating	Related Party
Year ending	Lease	Operating Lease
June 30,	Commitment	Commitment	Total

2022, remaining	$5	$283	$288
2023	9	565	574
2024	9	563	572
2025	9	533	542
2026	5	311	316
Total minimum lease payments	37	2,255	2,292
Imputed interest	(5)	(169)	(174)
Total	$32	$2,086	$2,118

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $265 in each of the three months ended December 31, 2021 and 2020 and $531 and $530 for the six months ended December 31, 2021 and 2020, respectively. Rent and lease amortization is included in cost of sales, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

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

Note 8. Equity Transactions and Stock-Based Compensation

In November, 2021, the Board of Directors authorized the issuance of 564,700 stock options to Company officers, employees and directors with an exercise price ranging from $0.95 to $1.045, vesting over one or three years, with terms of either five or ten years.  For the three and six months ended December 31, 2021 and 2020, the Company incurred stock-based compensation expense of $145 and $85, and $182 and $93, respectively.  The Company expects to record additional stock-based compensation of $616 over the remaining vesting period of approximately three years.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the six months ended December 31, 2021:

Risk Free Interest Rate	0.01% to 0.78%
Volatility	115.1% to 169.0%
Term	4 1/2 to 10 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.95

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

A summary of the Company’s stock option activity, and related information for the six months ended December 31, 2021 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2021	3,916,666	$0.26
Granted	564,700	0.97
Exercised	(28,667)	0.24
Terminated	(15,033)	0.33
Expired	-	-
Outstanding as of December 31, 2021	4,437,666	$0.35
Exercisable at December 31, 2021	3,365,766	$0.24

Note 9. Segment Information and Disaggregated Revenue

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended December 31, 2021 and 2020 were $2,333 and $1,750, respectively and for the six months ended December 31, 2021 and 2020 were $4,553 and $3,217, respectively.

Financial information relating to the three months ended December 31, 2021 and 2020 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2021	$11,729	$2,333	$14,062	$1,550	$78	$177
	2020	12,168	1,704	13,872	2,069	86	64

Other Nutraceutical Businesses	2021	532	-	532	200	1	-
	2020	339	46	385	105	1	-

Total Company	2021	12,261	2,333	14,594	1,750	79	177
	2020	12,507	1,750	14,257	2,174	87	64

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the six months ended December 31, 2021 and 2020 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2021	$21,874	$4,523	$26,397	$2,851	$162	$308
	2020	25,492	3,166	28,658	4,325	168	114

Other Nutraceutical Businesses	2021	918	30	948	323	2	-
	2020	720	51	771	222	2	3

Total Company	2021	22,792	4,553	27,345	3,174	164	308
	2020	26,212	3,217	29,429	4,547	170	117

	Total Assets as of
	December 31,	June 30,
	2021	2021
Contract Manufacturing	$22,183	$21,333
Other Nutraceutical Businesses	4,888	4,107
Total Company	$27,071	$25,440

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

For the six months ended December 31, 2021, our net sales from operations decreased by $2,084 to approximately $27,345 from approximately $29,429 in the six months ended December 31, 2020. Our net sales in the Contract Manufacturing Segment decreased by $2,261, offset by an increase in our Other Nutraceuticals Segment of $177. Net sales decreased in our Contract Manufacturing Segment primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $1,969 and $390, respectively. For the six months ended December 31, 2021, we had operating income of approximately $1,315, a decrease of approximately $1,438 from operating income of approximately $2,753 for the six months ended December 31, 2020. Our profit margins decreased from approximately 15.5% of net sales in the six months ended December 31, 2020 to approximately 11.6% of net sales in the six months ended December 31, 2021, primarily as a result of the decreased sales in our Contract Manufacturing Segment of approximately $2,261 and increased direct manufacturing costs of $541. Our consolidated selling and administrative expenses increased by approximately $65 or approximately 3.6% in the six months ended December 31, 2021 compared to the six months ended December 31, 2020. Our employee stock compensation expense increased by $88 which was offset by a decrease in expected losses on customer receivables of $18.

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

The continued supply chain issues resulting from the global outbreak of COVID-19, or coronavirus, has caused minor disruptions in our supply chain.  Most of the materials required in our manufacturing process could be obtained from more than one supplier, which assisted in mitigating major disruptions in our business.  We continue to pursue qualification of new suppliers and new materials. These minor delays have and continue to delay our standard lead times, in the production and shipment of our customers supplements, thereby shifting the timing of recognizing the resulting sale.  Transportation continues to be a factor in obtaining materials in a timely manner.  A shortage of containers is making it difficult for suppliers abroad to get materials to the United States.

We also continue to experience supply chain disruptions relating to fuel refinery and transportation issues as it pertains to the production of plastics.  This continues to impact the supply and demand of bottles and caps, key components in our Contract Manufacturing Segment.   Transportation, in general, continues to be an issue in the delay of receiving materials and our ability to meet promised delivery dates to our customers in the Contract Manufacturing Segment.

Additionally, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

While we haven’t, to date, seen a significant negative impact to our margins resulting from the coronavirus outbreak, we are experiencing a slight negative impact on our margins due to inflation and tightened labor markets.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended December 31, 2021, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2021 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2021	2020	2021	2020

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	88.0%	84.8%	88.4%	84.5%
Selling and administrative	7.0%	6.5%	6.8%	6.1%
	95.0%	91.3%	95.2%	90.6%
Income from operations	5.0%	8.7%	4.8%	9.4%

Other income (expense), net
Interest expense	(0.3% )	(0.6% )	(0.3% )	(0.5% )
Realized gain on sale of iBio Stock	-	-	-	0.2%
Unrealized loss on investments	(0.2% )	(0.3% )	(0.1% )	(0.3% )
Other income, net	0.2%	0.1%	0.1%	0.0%
Other expense, net	(0.3% )	(0.8% )	(0.3% )	(0.6% )

Income before income taxes	4.7%	7.9%	4.5%	8.8%

Income tax benefit (expense), net	2.4%	0.7%	1.2%	(1.1% )

Net income	7.1%	8.6%	5.7%	7.7%

For the Six Months Ended December 31, 2021 compared to the Six Months Ended December 31, 2020

Sales, net. Sales, net, for the six months ended December 31, 2021 and 2020 were $27,345 and $29,429, respectively, a decrease of 7.1%, and were comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2021	2020	2021 vs 2020	2021 vs 2020
	(amounts in thousands)
Contract Manufacturing:
US Customers	$21,874	$25,492	$(3,618)	(14.2%)
International Customers	4,523	3,166	1,357	42.9%
Net sales, Contract Manufacturing	26,397	28,658	(2,261)	(7.9%)

Other Nutraceuticals:
US Customers	918	720	198	27.5%
International Customers	30	51	(21)	(41.2%)
Net sales, Other Nutraceuticals	948	771	177	23.0%

Total net sales	$27,345	$29,429	$(2,084)	(7.1%)

In the six months ended December 31, 2021 and 2020, a significant portion of our consolidated net sales, approximately 90% and 92%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 69% and 25% and 70% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the six months ended December 31, 2021 and 2020, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $2,084 was primarily the result of decreased net sales in our Contract Manufacturing Segment by $2,261 primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $1,969 and $390, respectively.

Cost of sales. Cost of sales decreased by approximately $711 to $24,171 for the six months ended December 31, 2021, as compared to $24,882 for the six months ended December 31, 2020 or approximately 3%. Cost of sales increased as a percentage of sales to 88.4% for the six months ended December 31, 2021 as compared to 84.5% for the six months ended December 31, 2020. The decrease of 3% in the cost of goods sold amount is the result in the change of the product mix sold in the Contract Manufacturing Segment and the decrease in net sales. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of increased direct manufacturing costs of 9% and secondarily the result of the decreased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other segment other than the variances in sales.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $65, approximately 4% in the six months ended December 31, 2021 as compared to the six months ended December 31, 2020. As a percentage of sales, net, selling and administrative expenses were approximately 6.8% and 6.1% in the six months ended December 31, 2021 and 2020, respectively. The increase of $65 was primarily from increase in employee stock compensation expense of $88 as a result of issuing stock options in November 2021 and 2020 offset, in part, by a decrease in expected losses on customer receivables of $18.

Other income (expense), net. Other income (expense), net was approximately $85 for the six months ended December 31, 2021 compared to $156 for the six months ended December 31, 2020, and was composed of:

	Six months ended
	December 31,
	2021	2020
	(dollars in thousands)
Interest expense	$(74)	$(155)
Realized gain on sale of investment in iBio Stock	-	56
Unrealized loss on investment in iBio Stock	(42)	(73)
Other income	31	16
Other income (expense), net	$(85)	$(156)

Our interest expense for the six months ended December 31, 2021 decreased by $81 from the six month period ended December 31, 2020, primarily resulting from of lower average daily balances outstanding under the Senior Credit Facility with PNC.

In the six months ended December 31, 2020, we sold 16,000 shares of iBio Stock for a gain of $56 with no such sales in the six months ended December 31, 2021. Also, in the six months ended December 31, 2021, and 2020, we had an unrealized loss on the remaining iBio Stock of approximately $42 and $73, respectively.

Income tax benefit (expense), net. For the six months ended December 31, 2021 and 2020, we had a state income tax provision of approximately $165 and $311, respectively and a federal income tax benefit of $482 in the six months ended December 31, 2021 and federal income tax expense of $21 in the six months ended December 31, 2020. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the six months ended December 31, 2021 and 2020 was approximately $1,547 and $2,265, respectively. The decrease of approximately $718 was primarily the result of decreased operating income of $1,438 and offset by the decrease in other expense, net of $71, and the positive change in the provision for income taxes of $649.

For the Three Months Ended December 31, 2021 compared to the Three Months Ended December 31, 2020

Sales, net. Sales, net, for the three months ended December 31, 2021 and 2020 were $14,594 and $14,257, respectively, an increase of 2.4%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2021	2020	2021 vs 2020	2021 vs 2020
	(amounts in thousands)
Contract Manufacturing:
US Customers	$11,729	$12,168	$(439)	(3.6%)
International Customers	2,333	1,704	629	36.9%
Net sales, Contract Manufacturing	14,062	13,872	190	1.4%

Other Nutraceuticals:
US Customers	532	339	193	56.9%
International Customers	-	46	(46)	(100.0%)
Net sales, Other Nutraceuticals	532	385	147	38.2%

Total net sales	$14,594	$14,257	$337	2.4%

For the three months ended December 31, 2021 and 2020, a significant portion of our consolidated net sales, approximately 90% and 92%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 73% and 21% and 72% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended December 31, 2021 and 2020, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $337 was primarily the result of increased net sales in our Contract Manufacturing Segment by $190 primarily due to increased sales volumes to Life Extension of $276 and all other customers of $203, offset by decreases in sales volume to Herbalife in the amount $289, respectively and a combined net increase in net sales in our Other Nutraceuticals Segment of $147.

Cost of sales.  Cost of sales were substantially the same in the each of three months ended December 31, 2021 and 2020, $12,844 as compared to $12,171, respectively. Cost of sales increased as a percentage of sales to 88.0% for the three months ended December 31, 2021 as compared to 84.8% for the three months ended December 31, 2020. The increase of 6% in the cost of goods sold amount is the result in the change of the product mix sold in the Contract Manufacturing Segment and the increase in net sales.  The increase in the cost of goods sold as a percentage of net sales, was primarily the result of increased direct manufacturing costs of 17%.  There were no significant changes in the cost of goods sold in our other segment other than the variances in sales.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $90, approximately 9.7% in the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. As a percentage of sales, net, selling and administrative expenses were approximately 7.0% and 6.5% in the three months ended December 31, 2021 and 2020, respectively. The increase of $90 was primarily from increases in (i) employee stock compensation expense of $59 and (ii) salaries and employee benefit costs of $60. These increases were offset, in part by a decrease in other expenses of $36 which includes an insurance recovery of $38 for damages recovered that were incurred as the result of Hurricane IDA. No other component of selling and administrative expenses increased by more than $10 in the three-month period ended December 31, 2021 compared to the same period ended December 31, 2020.

Other income (expense), net. Other income (expense), net was approximately $39 for the three months ended December 31, 2021 compared to $115 for the three months ended December 31, 2020, and is composed of:

	Three months ended
	December 31,
	2021	2020
	(dollars in thousands)
Interest expense	$(42)	$(79)
Unrealized loss on investment in iBio Stock	(22)	(44)
Other income	25	8
Other expense, net	$(39)	$(115)

Our interest expense for the three months ended December 31, 2021 decreased by $37 from the three month period ended December 31, 2020, primarily as the result of lower average daily balances outstanding under the Senior Credit Facility with PNC.

Income tax benefit (expense), net. For the three months ended December 31, 2021 and 2020, we had a federal deferred income tax benefit of $444 and $252, respectively, and state income tax expense, net of approximately $104 and $157, in the three months ended December 31, 2021 and 2020, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the three months ended December 31, 2021 and 2020 was approximately $1,031 and $1,224, respectively. The decrease of approximately $193 was primarily the result of the decrease in operating income of $514 offset by decreases in other expense, net of $76 and in the provision for income taxes of $245.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2021	2020
	(dollars in thousands)

Net cash provided by operating activities	$713	$1,164
Net cash used in investing activities	$(287)	$(21)
Net cash used in financing activities	$(474)	$(1,502)

Cash at end of period	$162	$43

At December 31, 2021, our working capital was approximately $9,963, an increase of $1,201 from our working capital of $8,762 at June 30, 2021. Our current assets increased by $1,349 offset by an increase in our current liabilities of $148. The increase in the current assets is primarily from increases in inventories in the amount of $1,426, offset, in part, by a decrease in accounts receivable, net of $309.

Operating Activities

Net cash provided by operating activities of $713 in the six months ended December 31, 2021 includes net income of approximately $1,547. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $1,698. Net cash provided by our operations in the six months ended December 31, 2021 was offset by uses in our working capital assets and liabilities in the amount of approximately $985 and was primarily the result of an increase in our inventory of $1,426, offset by an aggregate increase in accounts payable, accrued expenses and other liabilities of $454.

Net cash provided by operating activities of $1,164 in the six months ended December 31, 2020 includes net income of approximately $2,265. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $2,832. Net cash provided by our operations in the six months ended December 31, 2020 was offset by uses in our working capital assets and liabilities in the amount of approximately $1,668 and was primarily the result of an increase in our inventory of $3,815, offset by an aggregate increase in accounts payable, accrued expenses and other liabilities of $1,442 and a decrease in accounts receivable of $970.

Investing Activities

Cash used in investing activities in the six months ended December 31, 2021 of approximately $287 was for the purchase of machinery and equipment of $308 offset by proceeds from the sale of fully depreciated machinery and equipment of $21. Cash used in investing activities of $21 in the six months ended December 31, 2020 was from proceeds of $96 from the sale of iBio Stock offset by the purchase of machinery and equipment of $117.

Financing Activities

Cash used in financing activities was approximately $474 for the six months ended December 31, 2021, and was primarily from repayments of advances under our revolving credit facility of $27,602 and principal payments under our term notes in the amount of $1,453, offset by advances under our revolving credit facility of approximately $28,574.

Cash used in financing activities was approximately $1,502 for the six months ended December 31, 2020, and was primarily from repayments of advances under our revolving credit facility of $29,151 and principal payments under our term notes in the amount of $862, offset by advances under our revolving credit facility of approximately $28,579.

As of December 31, 2021, we had cash of $162, funds available under our revolving credit facility of approximately $4,025 and working capital of approximately $9,963. Our working capital includes $3,146 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $1,315 in the six months ended December 31, 2021. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending February 10, 2023.

Our total annual commitments at December 31, 2021 for long term non-cancelable leases of approximately $574 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment, office equipment and automobiles.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2021 and 2020 were approximately $308 and $117, respectively. The Company has budgeted approximately $500 for capital expenditures for fiscal year 2022. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTEGRATED BIOPHARMA, INC.

Date: February 10, 2022	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: February 10, 2022	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: February 10, 2022	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President