Form 10-Q
period 2022-03-31
INTEGRATED BIOPHARMA INC
filed 2022-05-12
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☑

As of May 12, 2022, there were 29,932,944 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended March 31, 2022

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2022	2021	2022	2021

Sales, net	$15,634	$17,072	$42,979	$46,501
Cost of sales	13,652	14,411	37,823	39,293

Gross profit	1,982	2,661	5,156	7,208
Selling and administrative expenses	990	942	2,849	2,736

Operating income	992	1,719	2,307	4,472

Other income (expense), net
Interest expense	(30)	(58)	(104)	(213)
Realized gain on sale of investment in iBio Stock	-	-	-	56
Unrealized (loss) gain on investments	(6)	22	(48)	(51)
Other income, net	4	23	35	39
Other income (expense), net	(32)	(13)	(117)	(169)

Income before income taxes	960	1,706	2,190	4,303

Income tax (expense) benefit, net	(163)	(465)	154	(797)

Net income	$797	$1,241	$2,344	$3,506

Basic earnings per common share	$0.03	$0.04	$0.08	$0.12

Diluted earnings per common share	$0.03	$0.04	$0.07	$0.11

Weighted average common shares outstanding - basic	29,821,138	29,709,992	29,826,321	29,671,251
Add: Equivalent shares outstanding	2,539,260	3,153,640	2,587,508	2,774,164
Weighted average common shares outstanding - diluted	32,360,398	32,863,632	32,413,829	32,445,415

                     See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	June 30,
	2022	2021
Assets
Current Assets:
Cash	$264	$210
Accounts receivable, net	6,170	5,776
Inventories	13,096	11,695
Other current assets	513	317
Total current assets	20,043	17,998

Property and equipment, net	1,940	1,742
Operating lease right-of-use assets (includes $1,961 and $2,322 with a related party)	1,991	2,365
Deferred tax assets, net	3,670	3,268
Security deposits and other assets	53	67
Total Assets	$27,697	$25,440

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$2,728	$2,173
Accounts payable (includes $11 and $65 due to related party)	4,690	3,496
Accrued expenses and other current liabilities	1,309	1,610
Current portion of long term debt, net	-	1,457
Current portion of operating lease liabilities (includes $499 and $485 with a related party)	506	500
Total current liabilities	9,233	9,236

Operating lease liabilities (includes $1,466 and $1,842 with a related party)	1,489	1,870
Total liabilities	10,722	11,106

Commitments and Contingencies

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized; 29,867,844 and 29,838,177 shares issued
and 29,832,944 and 29,803,277 and shares outstanding, respectively	60	60
Additional paid-in capital	50,813	50,516
Accumulated deficit	(33,799)	(36,143)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	16,975	14,334
Total Liabilities and Stockholders' Equity	$27,697	$25,440

  See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31,  2022:

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2021	29,838,177	$60	$50,516	$(36,143)	34,900	$(99)	$14,334
Stock compensation expense for employee stock options	-	-	37	-	-	-	37
Shares issued upon exercise of employee stock options	17,000	-	4	-	-	-	4
Net income	-	-	-	516	-	-	516
Balance, September 30, 2021	29,855,177	60	50,557	(35,627)	34,900	(99)	14,891
Stock compensation expense for employee stock options	-	-	145	-	-	-	145
Shares issued upon exercise of employee stock options	11,667	-	3	-	-	-	3
Net income	-	-	-	1,031	-	-	1,031
Balance, December 31, 2021	29,866,844	60	50,705	(34,596)	34,900	(99)	16,070
Stock compensation for employee stock options	-	-	108	-	-	-	108
Shares issued upon exercise of employee stock options	1,000	-	-	-	-	-	-
Net income	-	-	-	797	-	-	797
Balance, March 31, 2022	29,867,844	$60	$50,813	$(33,799)	34,900	$(99)	$16,975

FOR THE NINE MONTHS ENDED MARCH 31,  2021:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2020	29,680,843	$59	$50,263	$(44,156)	34,900	$(99)	$6,067
Stock compensation expense for employee stock options	-	-	8	-	-	-	8
Net income	-	-	-	1,041	-	-	1,041
Balance, September 30, 2020	29,680,843	59	50,271	(43,115)	34,900	(99)	7,116
Stock compensation expense for employee stock options	-	-	86	-	-	-	86
Shares issued upon exercise of employee stock options	35,000	-	7	-	-	-	7
Net income	-	-	-	1,224	-	-	1,224
Balance, December 31, 2020	29,715,843	59	50,364	(41,891)	34,900	(99)	8,433
Stock compensation expense for employee stock options	-	-	68	-	-	-	68
Shares issued upon exercise of employee stock options	66,700	1	6	-	-	-	7
Net income	-	-	-	1,241	-	-	1,241
Balance, March 31, 2021	29,782,543	$60	$50,438	$(40,650)	34,900	$(99)	$9,749

See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended
	March 31,
	2022	2021
Cash flows provided by operating activities:
Net income	$2,344	$3,506
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	247	253
Amortization of operating lease right-of-use assets	374	364
Stock based compensation	290	162
Change in deferred tax assets	(402)	421
Realized gain on sale of investment in iBio Stock	-	(56)
Unrealized loss on investment in iBio Stock	48	51
Other, net	(4)	16
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(394)	(948)
Inventories	(1,401)	(3,321)
Other assets	(239)	(158)
(Decrease) increase in:
Accounts payable	1,285	2,201
Accrued expenses and other liabilities	(385)	212
Operating lease obligations	(375)	(365)
Net cash provided by operating activities	1,388	2,338

Cash flows from investing activities:
Purchase of property and equipment	(451)	(150)
Proceeds from sale of iBio Stock	-	96
Proceeds from sale of machinery and equipment	21	-
Net cash used in investing activities	(430)	(54)

Cash flows from financing activities:
Advances under revolving credit facility	42,664	41,758
Proceeds from exercise of employee stock options	7	14
Repayments of advances under revolving credit facility	(42,109)	(43,288)
Repayments under term note payables	(1,466)	(990)
Repayments under finance lease obligations	-	(75)
Net cash used in financing activities	(904)	(2,581)

Net decrease in cash	54	(297)
Cash at beginning of period	210	402
Cash at end of period	$264	$105

Supplemental disclosures of cash flow information:
Interest paid	$90	$176
Income taxes paid	$446	$408

Supplemental disclosures of non-cash flow transactions:
Amount owed on purchase of property and equipment	$84	$50

   See accompanying notes to condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1. Nature of Operations, Principles of Consolidation and Basis of Presentation of Interim Financial Statements

Nature of Operations

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”) is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States, Luxembourg and Canada. The Company was previously known as Integrated Health Technologies, Inc. and, prior to that, as Chem International, Inc. The Company was reincorporated in its current form in Delaware in 1995. The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (“Form 10-K”), as filed with the SEC. The June 30, 2021 balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results for the full fiscal year ending June 30, 2022 or for any other period.

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

Income Taxes. The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the three months ended March 31, 2022 and 2021, the Company had a federal deferred income tax expense of $106 and $401, respectively and state income tax expense, net of approximately $57 and $64, respectively. For the nine months ended March 31, 2022 and 2021, the Company had a federal income tax benefit of $377 and a federal deferred tax expense of $422, respectively and state income tax expense, net of approximately $223 and $375, respectively.  The net federal income tax benefit of $377, in the nine months ended March 31, 2022, includes the release of $622 of the allowance on deferred tax assets.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Anti-dilutive stock options	563,400	-	115,000	150,000
Total anti-dilutive shares	563,400	-	115,000	150,000

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2022	2021

Raw materials	$9,766	$7,941
Work-in-process	2,137	2,942
Finished goods	1,193	812
Total	$13,096	$11,695

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2022	2021

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,364
Machinery and equipment	6,712	6,416
Transportation equipment	6	6
	9,339	9,036
Less: Accumulated depreciation and amortization	(7,399)	(7,294)
Total	$1,940	$1,742

Depreciation and amortization expense recorded on property and equipment was $83 in each of the three months ended March 31, 2022 and 2021 and $247 and $253 for nine months ended March 31, 2022 and 2021, respectively. Additionally, the Company disposed of depreciated property of $147 and $216 in the nine months ended March 31, 2022 and 2021, respectively and recognized net gain on disposals of $22 in the nine months ended March 31, 2022 and a loss on disposal of $13 on property disposed of in the nine months ended March 31, 2021.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 4. Senior Credit Facility

As of March 31, 2022 and June 30, 2021, the Company had the following debt outstanding:

	Principal Amount		Interest	Maturity
	As of March 31, 2022	As of June 30, 2021	Rate	Date
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$2,728	$2,173	3.50%	5/15/2024
Installment Note with PNC Bank	-	1,466	3.50%	1/3/2022

Total outstanding debt	2,728	3,639
Less: Revolving Advances	(2,728)	(2,173)
Prepaid financing costs	-	(9)
Current portion of long term debt, net	-	(1,457)
Long term debt, net	$-	$-

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

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. (“iBio Stock”) owned by the Company. Revolving Advances bear interest at PNC’s Base Rate (3.50% and 3.25% as of March 31, 2022 and June 30, 2021, respectively) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bore interest at PNC’s Base Rate (3.50% as of June 30, 2021) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow (as defined in the Amended Loan Agreement) for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of March 31, 2022, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the nine months ended March 31, 2021 to repay the Term Loan. Additionally, with the required annual payment of 25% of Excess Cash Flow for the fiscal year ended June 30, 2021, together with the required monthly installments of $43, the Company satisfied all the remaining principal payments required under the Term Note on January 3, 2022.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. In each of the three months ended March 31, 2022 and 2021, approximately 92% of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 70% and 24% in each of the three months ended March 31, 2022 and 2021, of the Contract Manufacturing Segment net sales. In the nine months ended March 31, 2022 and 2021, approximately 91% and 92% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 69% and 24% in the nine months ended March 31, 2022 and 70% and 24% of net sales in the nine months ended March 31, 2021, respectively of the Contract Manufacturing Segment net sales. Accounts receivable from these two major customers represented approximately 89% and 93% of total net accounts receivable as of March 31 and June 30, 2021, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

During the first quarter of calendar 2022, the war in Ukraine affected our customer’s business operations in Ukraine and Russia, resulting in the cancelation of some future orders. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affect the cross-border operations of businesses operating in Russia. In addition, many multinational companies ceased or suspended their operations in Russia. Therefore, the ability to continue operations in Russia by our customers is uncertain. Also, there may be a shortage of Sunflower Oil products in the near future and this may cause delays in production of certain raw materials and may require reformulation of products.

Additionally, unrelated to the war, a recent export ban of palm oil products from Indonesia may play a role in reformulation of many products.  This may cause delays in finished products as these items will need to be reformulated and labels updated and printed with the changes, which may cause further delays.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended March 31, 2022 and 2021, were as follows:

	Three months ended March 31,
	2022			2021
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$141	$20	$161	$141	$24	$165

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$-	$-	$-	$-	$-
Interest on operating lease liabilities	-	-	-	-	-	-
Total finance lease cost	$-	$-	$-	$-	$-	$-

The components of lease expense for the nine months ended March 31, 2022 and 2021, were as follows:

	Nine months ended March 31,
	2022			2021
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$424	$67	$491	$424	$73	$497

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$-	$-	$-	$24	$24
Interest on operating lease liabilities	-	-	-	-	2	2
Total finance lease cost	$-	$-	$-	$-	$26	$26

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

Rent expense and lease amortization costs for the three months ended March 31, 2022 and 2021 on these leases were $223 and $221, respectively and $667 and $664 for the nine-month periods ended March 31, 2022 and 2021, respectively and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2022 and June 30, 2021, the Company had outstanding current obligations to Vitamin Realty of $11 and $65, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $1,965 and $2,327 with Vitamin Realty as noted in the accompany Condensed Consolidated Balance Sheet as of March 31, 2022 and June 30, 2021, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

As of March 31, 2022, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,961	$499	$1,466	$2,114
Office equipment leases	30	7	23	34
	$1,991	$506	$1,489	$2,148

As of June 30, 2021, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,322	$485	$1,842	$2,537
Machinery and equipment leases	5	5	-	5
Office equipment leases	38	10	28	44
	$2,365	$500	$1,870	$2,586

As of March 31, 2022 and June 30, 2021, the Company’s weighted average discount rate and remaining term on lease liabilities were approximately 3.86% and 3.75% and 3.7 years and 4.4 years, respectively.

Supplemental cash flows information related to leases for the nine months ended March 31, 2022, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$424	$67	$491
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	-	-

Supplemental cash flows information related to leases for the nine months ended March 31, 2021, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$424	$55	$479
Operating cash flows from finance leases	-	2	2
Financing cash flows from finance lease obligations	-	75	75

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

In the nine months ended March 31, 2022, the Company renewed, for one year, an operating lease for office space with an annual commitment of $12.

Maturities of operating lease liabilities as of March 31, 2022 were as follows:

	Operating	Related Party
Year ending	Lease	Operating Lease
June 30,	Commitment	Commitment	Total

2022, remaining	$2	$142	$144
2023	9	565	574
2024	9	563	572
2025	9	533	542
2026	5	311	316
Total minimum lease payments	34	2,114	2,148
Imputed interest	(4)	(149)	(153)
Total	$30	$1,965	$1,995

Total rent expense, lease amortization costs and interest expense, including real estate taxes and maintenance charges, was approximately $263 and $264 in the three months ended March 31, 2022 and 2021, respectively and $793 and $794 for the nine months ended March 31, 2022 and 2021, respectively. Rent and lease amortization is included in cost of sales, selling and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

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

Note 8. Equity Transactions and Stock-Based Compensation

In November, 2021, the Board of Directors authorized the issuance of 564,700 stock options to Company officers, employees and directors with an exercise price ranging from $0.95 to $1.045, vesting over one or three years, with terms of either five or ten years. For the three and nine months ended March 31, 2022 and 2021, the Company incurred stock-based compensation expense of $49 and $94, and $290 and $162, respectively. The Company expects to record additional stock-based compensation of $616 over the remaining vesting period of approximately three years.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the nine months ended March 31, 2022:

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

A summary of the Company’s stock option activity, and related information for the nine months ended March 31, 2022 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2021	3,916,666	$0.26
Granted	564,700	0.97
Exercised	(29,667)	0.25
Terminated	(30,633)	0.30
Outstanding as of March 31, 2022	4,421,066	$0.35
Exercisable at March 31, 2022	3,404,799	$0.25

On May 6, 2022, 100,000 vested stock options, with a strike price of $0.23, dated May 24, 2019 were exercised by E Gerald Kay, the Company's Executive Chairman and President.

Note 9. Segment Information and Disaggregated Revenue

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended March 31, 2022 and 2021 were $2,562 and $2,333, respectively and for the nine months ended March 31, 2022 and 2021 were $7,139 and $5,550, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended March 31, 2022 and 2021 operations by business segment and disaggregated revenues was as follows:

		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2022	$12,686	$2,554	$15,240	$1,840	$82	$143
	2021	14,311	2,308	16,619	2,550	82	33

Other Nutraceutical Businesses	2022	386	8	394	142	1	-
	2021	428	25	453	111	1	-

Total Company	2022	13,072	2,562	15,634	1,982	83	143
	2021	14,739	2,333	17,072	2,661	83	33

Financial information relating to the nine months ended March 31, 2022 and 2021 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2022	$34,559	$7,077	$41,636	$4,691	$244	$451
	2021	39,803	5,474	45,277	6,875	250	147

Other Nutraceutical Businesses	2022	1,281	62	1,343	465	3	-
	2021	1,148	76	1,224	333	3	3

Total Company	2022	35,840	7,139	42,979	5,156	247	451
	2021	40,951	5,550	46,501	7,208	253	150

	Total Assets as of
	March 31,	June 30,
	2022	2021

Contract Manufacturing	$23,027	$21,333
Other Nutraceutical Businesses	4,670	4,107
Total Company	$27,697	$25,440

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

For the nine months ended March 31, 2022, our net sales from operations decreased by $3,522 to approximately $42,979 from approximately $46,501 in the nine months ended March 31, 2021. Our net sales in the Contract Manufacturing Segment decreased by $3,641, offset by an increase in our Other Nutraceuticals Segment of $119. Net sales decreased in our Contract Manufacturing Segment primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $2,959 and $755, respectively. For the nine months ended March 31, 2022, we had operating income of approximately $2,307, a decrease of approximately $2,165 from operating income of approximately $4,472 for the nine months ended March 31, 2021. Our profit margins decreased from approximately 15.5% of net sales in the nine months ended March 31, 2021 to approximately 12.0% of net sales in the nine months ended March 31, 2022, primarily as a result of the decreased sales in our Contract Manufacturing Segment of approximately $3,641 and increased direct manufacturing costs of $841. Our consolidated selling and administrative expenses increased by approximately $113 or approximately 4.1% in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. Our employee stock compensation expense increased by $128 which was offset, in part, by a decrease in expected losses on customer receivables of $18.

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

During the first quarter of calendar 2022, the war in Ukraine affected our customer’s business operations in Ukraine and Russia, resulting in the cancelation of some future orders. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affect the cross-border operations of businesses operating in Russia. In addition, many multinational companies ceased or suspended their operations in Russia. Therefore, the ability to continue operations in Russia by our customers is uncertain. Also, there may be a shortage of Sunflower Oil products in the near future and this may cause delays in production of certain raw materials and may require reformulation of products.

Additionally, unrelated to the war, a recent export ban of palm oil products from Indonesia may play a role in reformulation of many products.  This may cause delays in finished products as these items will need to be reformulated and labels updated and printed with the changes, which may cause further delays.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2022, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2021 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2022	2021	2022	2021

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	87.4%	84.4%	88.0%	84.5%
Selling and administrative	6.3%	5.5%	6.6%	5.9%
	93.7%	89.9%	94.6%	90.4%
Income from operations	6.3%	10.1%	5.4%	9.6%

Other income (expense), net
Interest expense	(0.2% )	(0.3% )	(0.2% )	(0.5% )
Realized gain on sale of iBio Stock	-	-	-	0.1%
Unrealized (loss) gain on investments	(0.0% )	0.1%	(0.0% )	(0.1% )
Other income, net	0.0%	0.1%	0.1%	0.1%
Other income (expense), net	(0.2% )	(0.1% )	(0.3% )	(0.4% )

Income before income taxes	6.1%	10.0%	5.1%	9.2%

Income tax (expense) benefit, net	(1.0% )	(2.7% )	0.4%	(1.7% )

Net income	5.1%	7.3%	5.5%	7.5%

For the Nine months Ended March 31, 2022 compared to the Nine months ended March 31, 2021

Sales, net. Sales, net, for the nine months ended March 31, 2022 and 2021 were $42,979 and $46,501, respectively, a decrease of 7.6%, and were comprised of the following:

	Nine months ended		Dollar	Percentage
	March 31,		Change	Change
	2022	2021	2022 vs 2021	2022 vs 2021
	(amounts in thousands)
Contract Manufacturing:
US Customers	$34,559	$39,803	$(5,244)	(13.2%	)
International Customers	7,077	5,474	1,603	29.3%
Net sales, Contract Manufacturing	41,636	45,277	(3,641)	(8.0%	)

Other Nutraceuticals:
US Customers	1,281	1,148	133	11.6%
International Customers	62	76	(14)	(18.4%	)
Net sales, Other Nutraceuticals	1,343	1,224	119	9.7%

Total net sales	$42,979	$46,501	$(3,522)	(7.6%	)

In the nine months ended March 31, 2022 and 2021, a significant portion of our consolidated net sales, approximately 91% and 92%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 69% and 24% and 70% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the nine months ended March 31, 2022 and 2021, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $3,522 was primarily the result of decreased net sales in our Contract Manufacturing Segment by $3,641 primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $2,959 and $755, respectively.

Cost of sales. Cost of sales decreased by approximately $1,470 to $37,823 for the nine months ended March 31, 2022, as compared to $39,293 for the nine months ended March 31, 2021 or approximately 4%. Cost of sales increased as a percentage of sales to 88.0% for the nine months ended March 31, 2022 as compared to 84.5% for the nine months ended March 31, 2021. The decrease of 4% in the cost of goods sold amount is the result in the change of the product mix sold in the Contract Manufacturing Segment and the decrease in net sales, offset by an increase in manufacturing expenses of 10%. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of increased manufacturing costs of 10%, largely from increased labor costs of approximately 14% and secondarily the result of the decreased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other segment other than the variances in sales.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $113, approximately 4% in the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021. As a percentage of sales, net, selling and administrative expenses were approximately 6.6% and 5.9% in the nine months ended March 31, 2022 and 2021, respectively. The increase of $113 was primarily from increase in employee stock compensation expense of $128 as a result of issuing stock options in November 2021 and 2020 offset, in part, by a decrease in expected losses on customer receivables of $18.

Other income (expense), net. Other income (expense), net was approximately $117 for the nine months ended March 31, 2022 compared to $169 for the nine months ended March 31, 2021, and was composed of:

	Nine months ended
	March 31,
	2022	2021
	(dollars in thousands)
Interest expense	$(104)	$(213)
Realized gain on sale of investment in iBio Stock	-	56
Unrealized loss on investment in iBio Stock	(48)	(51)
Other income	35	39
Other income (expense), net	$(117)	$(169)

Our interest expense for the nine months ended March 31, 2022 decreased by $109 from the nine-month period ended March 31, 2021, primarily resulting from of lower average daily balances outstanding under the Senior Credit Facility with PNC.

In the nine months ended March 31, 2021, we sold 16,000 shares of iBio Stock for a gain of $56 with no such sales in the nine months ended March 31, 2022. Also, in the nine months ended March 31, 2022, and 2021, we had an unrealized loss on the remaining iBio Stock of approximately $48 and $51, respectively.

Income tax benefit (expense), net. For the nine months ended March 31, 2022 and 2021, we had a state income tax provision of approximately $223 and $375, respectively and a federal deferred income tax benefit of $377 in the nine months ended March 31, 2022 and federal deferred income tax expense of $422 in the nine months ended March 31, 2021. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the nine months ended March 31, 2022 and 2021 was approximately $2,344 and $3,506, respectively. The decrease of approximately $1,162 was primarily the result of decreased operating income of $2,165 and offset by the decrease in other expense, net of $52, and the positive change in the provision for income taxes of $951.

For the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Sales, net. Sales, net, for the three months ended March 31, 2022 and 2021 were $15,634 and $17,072, respectively, a decrease of 8.4%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2022	2021	2022 vs 2021	2022 vs 2021
	(amounts in thousands)
Contract Manufacturing:
US Customers	$12,686	$14,311	$(1,625)	(11.4%	)
International Customers	2,554	2,308	246	10.7%
Net sales, Contract Manufacturing	15,240	16,619	(1,379)	(8.3%	)

Other Nutraceuticals:
US Customers	386	428	(42)	(9.8%	)
International Customers	8	25	(17)	(68.0%	)
Net sales, Other Nutraceuticals	394	453	(59)	(13.0%	)

Total net sales	$15,634	$17,072	$(1,438)	(8.4%	)

In each of the three months ended March 31, 2022 and 2021, a significant portion of our consolidated net sales, approximately 92%, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 70% and 24%, of our Contract Manufacturing Segment’s net sales in each of the three months ended March 31, 2022 and 2021. The loss of either of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $1,438 in the three-month ended March 31, 2022 compared to the three-month ended March 31, 2021 was primarily the result of decreased net sales in our Contract Manufacturing Segment of $1,379. Net sales volumes to Life Extension and Herbalife decreased by approximately $989 and $365, respectively in the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021.

Cost of sales. Cost of sales were substantially the same in the each of three months ended March 31, 2022 and 2021, $13,652 as compared to $14,411, respectively. Cost of sales increased as a percentage of sales to 87.4% for the three months ended March 31, 2022 as compared to 84.4% for the three months ended March 31, 2021. The decrease of 5% in the cost of goods sold amount is the result in the change of the product mix sold in the Contract Manufacturing Segment and the decrease in net sales, offset with an increase in manufacturing expenses of 10%. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the increased manufacturing costs of 10%, largely from increased labor costs of 13% and secondarily the result of the decreased net sales used to offset the fixed manufacturing overhead. There were no significant changes in the cost of goods sold in our other segment other than the variances in sales.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $48, approximately 5.1% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. As a percentage of sales, net, selling and administrative expenses were approximately 6.3% and 5.5% in the three months ended March 31, 2022 and 2021, respectively. The increase of $48 was primarily from increases in (i) employee stock compensation expense of $40 and (ii) salaries and employee benefit costs of $59. These increases were offset, in part by a decrease in professional fees of $44. No other component of selling and administrative expenses increased by more than $11 in the three-month period ended March 31, 2022 compared to the same period ended March 31, 2021.

Other income (expense), net. Other income (expense), net was approximately $32 for the three months ended March 31, 2022 compared to $13 for the three months ended December 31, 2021, and is composed of:

	Three months ended
	March 31,
	2022	2021
	(dollars in thousands)
Interest expense	$(30)	$(58)
Unrealized (loss) gain on investment in iBio Stock	(6)	22
Other income	4	23
Other income (expense), net	$(32)	$(13)

Our interest expense for the three months ended March 31, 2022 decreased by $28 from the three-month period ended March 31, 2021, primarily as the result of lower average daily balances outstanding under the Senior Credit Facility with PNC.

Income tax benefit (expense), net. For the three months ended March 31, 2022 and 2021, we had federal deferred income tax expense of $106 and $401, respectively, and state income tax expense, net of approximately $57 and $64, in the three months ended March 31, 2022 and 2021, respectively. We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that based upon past losses, the Company’s past liquidity concerns and the current economic environment, it is “more likely than not” that the Company’s deferred tax assets may not be fully realized.

Net income. Our net income for the three months ended March 31, 2022 and 2021 was approximately $797 and $1,241, respectively. The decrease of approximately $444 was primarily the result of the decrease in operating income of $727 offset, primarily by a decrease in the provision for income taxes of $302.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the nine months ended
	March 31,
	2022	2021
	(dollars in thousands)

Net cash provided by operating activities	$1,388	$2,338
Net cash used in investing activities	$(430)	$(54)
Net cash used in financing activities	$(904)	$(2,581)
		$105
Cash at end of period	$264	$105

At March 31, 2022, our working capital was approximately $10,810, an increase of $2,048 from our working capital of $8,762 at June 30, 2021. Our current assets in the nine months ended March 31, 2022, increased by $2,045 and our current liabilities decreased by $3. The increase in the current assets is primarily from increases in inventories and accounts receivable, net in the amounts of $1,401, and $394, respectively.

Operating Activities

Net cash provided by operating activities of $1,388 in the nine months ended March 31, 2022 includes net income of approximately $2,344. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $2,897. Net cash provided by our operations in the nine months ended March 31, 2022 was offset by uses in our working capital assets and liabilities in the amount of approximately $1,509 and was primarily the result of an increase in our inventory of $1,401 and accounts receivable of $394, offset by an aggregate increase in accounts payable, accrued expenses and other liabilities and operating lease obligations of $525.

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

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2022 and 2021, of approximately $430 and $54, respectively, was used primarily for the purchase of machinery and equipment of $451 and $150, respectively. Additionally, in the nine months ended March 31, 2020, cash used in investing activities was offset, in part, with proceeds in the amount of $85 from the sale of 16,000 shares of iBio Stock.

Financing Activities

Cash used in financing activities was approximately $904 for the nine months ended March 31, 2022, and was primarily from repayments of advances under our revolving credit facility of $42,109 and principal payments under our term notes in the amount of $1,466, offset by advances under our revolving credit facility of approximately $42,664.

Cash used in financing activities was approximately $2,581 for the nine months ended March 31, 2021, and was primarily from repayments of advances under our revolving credit facility of $43,288 and principal payments under our term notes in the amount of $990, offset by advances under our revolving credit facility of approximately $41,758.

As of March 31, 2022, we had cash of $264, funds available under our revolving credit facility of approximately $5,134 and working capital of approximately $10,810. Our working capital includes $2,728 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Additionally, we had income from operations of approximately $2,307 in the nine months ended March 31, 2022. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending May 12, 2023.

Our total annual commitments at March 31, 2022 for long term non-cancelable leases of approximately $574 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment and office equipment.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2022 and 2021 were approximately $451 and $150, respectively. The Company has budgeted approximately $500 for capital expenditures for fiscal year 2022. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTEGRATED BIOPHARMA, INC.

Date: May 12, 2022	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: May 12, 2022	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

By: /s/ Dina L. Masi
Date: May 12, 2022	Dina L. Masi,
Chief Financial Officer & Senior Vice President