Form 10-K
period 2022-06-30
INTEGRATED BIOPHARMA INC
filed 2022-09-13
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-K

__ __________

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2022
☐ Transition Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act Of 1934
For the transition period from to

Commission File Number 001-31668

INTEGRATED BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2407475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Long Ave., Hillside, New Jersey	07205
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (888) 319-6962

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	N/A	None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.002 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Yes ☒	No | |

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Emerging Growth Company ☐	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the last sale price of the Registrant’s Common Stock on December 31, 2021 was $9,144,682.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 13, 2022
Common Stock, $.002 par value	29,949,610 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; the impact of the COVID-19 pandemic; the war in Ukraine and other factors both referenced and not referenced in this Annual Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other filings by the Company with the SEC.

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

PART I

Item 1. Description of Business

General

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States and Luxembourg. The Company was originally incorporated in the state of Delaware on August 31, 1995 under the name Chem International, Inc., on December 5, 2000, changed its name to Integrated Health Technologies, Inc. and, on January 29, 2003, changed its name to Integarted BioPharma, Inc.  The Company restated its certificate of incorporation in Delaware in June 2006.  The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the fiscal years ended June 30, 2022 and 2021.

Significant Revenues from Major Customers

In the fiscal years ended June 30, 2022 and 2021, a significant portion of our consolidated net sales, approximately 90% and 92%, respectively, were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife Nutrition LTD (“Herbalife”), both customers in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 67% and 26% and 69% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2022 and 2021, respectively.  Thermosource Tooling and Manufacturing and ThermoFisher Scientific, (customers of our Other Nutraceutical Businesses Segment), while not significant customers of our consolidated net sales, represented approximately 40% and 19% and 1% and 30%, respectively, of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2022 and 2021, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Development and Supply Agreement

Effective July 15, 2009, the Company entered into development and supply agreements with Herbalife International of America, Inc. and Herbalife International of Luxembourg S.à.R.L, subsidiaries of Herbalife, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. This agreement was amended on May 14, 2019 to extend the term through December 31, 2022. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any. In its ordinary course of business, the Company enters into similar agreements with other customers in connection with its contract manufacturing business.

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

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was enacted on October 25, 1994. The Dietary Supplement Act amends the U.S. Federal Food, Drug and Cosmetic Act (“FFD&CA”) by defining dietary supplements, which include vitamins, minerals, nutritional supplements and herbs, and by providing a regulatory framework to ensure safe, quality dietary supplements and the dissemination of accurate information about such products. The FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives, or as drugs unless product claims trigger drug status. The DSHEA requires the FDA to regulate dietary supplements so as to guarantee consumer access to beneficial dietary supplements, allowing only truthful and proven claims. Generally, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA. However, new dietary ingredients (those not used in dietary supplements marketed before October 15, 1994) require pre-market submission to the FDA of evidence of a history of their safe use, or other evidence establishing that they are reasonably expected to be safe. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredient we may decide to use. The FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as food additives, requiring the FDA pre-approval based on newly conducted, costly safety testing.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2022 and 2021.

Employees

As of September 13, 2022, we had approximately 147 full time employees, including 108 who are members of the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on September 30, 2022, as extended. The remaining 39 employees, not covered by a collective bargaining agreement, consist of approximately 14 administrative and professional personnel, 15 laboratory and quality assurance personnel, 3 sales and marketing personnel and 7 production and shipping personnel. We consider our relations with our employees to be good.

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

Our website is located at ir.ibiopharma.com. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

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

A significant portion of our revenues are concentrated among four customers, Life Extension, Herbalife (customers in our Contract Manufacturing Segment), and Thermosource Tooling and Manufacturing and ThermoFisher Scientific, (customers of our Other Nutraceutical Businesses Segment).  In the fiscal years ended June 30, 2022 and 2021, approximately 90% and 92% of our consolidated net sales, respectively, were derived from the two major customers in our Contract Manufacturing Segment.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Supply chain disruptions resulting from the COVID-19 pandemic and other geo-political events could have an impact on our financial results and ability to timely ship products to our customers.

We are still experiencing supply chain disruptions relating to fuel refinery and transportation issues as it pertains to both shipping and production of plastics.  These issues first arose as result of the COVID-19 pandemic and other geo-political events.  This continues to impact the supply and demand of bottles and caps, key components in our Contract Manufacturing Segment.   Transportation, in general, continues to be an issue in the delay of receiving other raw materials and our ability to meet promised delivery dates to our customers in the Contract Manufacturing Segment

Additionally, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and impact our operating results.

While we haven’t, to date, seen a significant negative impact in our margins resulting from the coronavirus outbreak, we are experiencing a slight negative impact on our margins due to inflation and tightened labor markets.

During the first quarter of calendar 2022, the war in Ukraine affected our customer’s business operations in Ukraine and Russia, resulting in the cancelation of some future orders. The war resulted in the imposition of sanctions by the United States, the United Kingdom and the European Union that affect the cross-border operations of businesses operating in Russia. In addition, many multinational companies ceased or suspended their operations in Russia. Therefore, the ability to continue operations in Russia by our customers is uncertain.  Also, there may be a shortage of Sunflower Oil products in the near future and this may cause delays in production of certain raw materials and may require reformulation of products.

Additionally, unrelated to the war, a recent export ban of palm oil products from Indonesia may play a role in the reformulation of many products.  This may cause delays in finished products as these items will need to be reformulated and labels updated and printed with the changes, which may cause further delays.

We have indebtedness, which may decrease our flexibility, increase our borrowing costs and adversely affect our liquidity.

We currently have an $11.6 million in senior secured financing ( the “Senior Credit Facility”) under the Loan Agreement, dated as of June 27, 2012 and as amended on May 15, 2019 (the "Amended Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp. (“IHT Properties”), and Vitamin Factory (collectively, the “Borrowers”) and PNC Bank, National Association ("PNC") and $2.6 million in operating lease obligations.  As of June 30, 2022, we have an aggregate of $0.1 million outstanding with PNC under the Senior Credit Facility.

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

We presently are dependent upon the executive abilities of our Executive Chairman of the Board and President, E. Gerald Kay, our Co-Chief Executive Officers, Christina Kay and Riva Sheppard, and our Chief Financial Officer, Dina L. Masi. Our business and operations to date chiefly have been implemented under the direction of these individuals, who presently are, and in the future will be, responsible for the implementation of our anticipated plans and programs. The loss or unavailability of the services of one or more of our principal executives would have an adverse effect on us. We may encounter difficulty in our ability to recruit and ultimately hire any replacement or additional executive officers having similar background, experience and qualifications as those of our current executive officers.

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

From September 23, 2009 until January 21, 2021, our common stock was quoted on the OTQB. From February 27, 2009 through September 22, 2009, our common stock was quoted on the Pink Sheets. Prior to February 27, 2009, our common stock was listed on the NASDAQ Global Market, and there can be no assurance that we will, in the future, be able to meet all the requirements for reinstatement on that or any other national securities exchange. The delisting of our common stock from the NASDAQ Global Market has adversely affected, and may in the future continue to adversely affect, the liquidity and trading of our common stock.

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2022 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities owned, in whole or in part, by members of the family of our Executive Chairman and our Co-Chief Executive Officers and other of our significant shareholders and/or directors, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Collectively, our Executive Officers, Directors and one other significant stockholder, beneficially own approximately 73% of our outstanding shares of common stock as of September 13, 2022. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by our Executive Chairman of the Board, President and major stockholder of the Company and our Co-Chief Executive Officers who are also directors of the Company. On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of the lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. On July 15, 2022, MDC entered into a third amendment of the lease (the “Third Lease Amendment”) with Vitamin Realty, increasing its rentable square footage to 116,175.  This Third Lease Amendment provides for minimum annual rental payments of $842, plus increases in real estate taxes and the building operating expenses allocation percentage and is effective as of July 1, 2022.

Also on January 5, 2012, AgroLabs, a wholly-owned subsidiary of the Company, entered into a lease agreement with Vitamin Realty (the “AgroLabs Lease”) for an additional 2,700 square feet of warehouse space in Hillside, New Jersey. The term of this lease was originally to expire on January 31, 2020, however, this lease was amended on May 19, 2014 to extend the term thereof to June 1, 2024.  The AgroLabs Lease provided for minimum annual lease payments of $27,000 with annual increases plus the proportionate share of operating expenses.  The AgroLabs Lease was mutually terminated on July 15, 2022 with an effective date of July 1, 2022.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for MDC’s tablet and capsule manufacturing operations.

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida. On December 18, 2021, AgroLabs renewed this lease with minimum annual payments of approximately $11,800.  This renewed lease will expire in February 2023.

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

Set forth below are the high and low bid quotation of the Company’s common stock as quoted on the OTCQB and effective January 22, 2021, on the OTCQX® Best Market, for each of the fiscal quarters in the fiscal years ended June 30, 2022 and 2021. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED June 30, 2021
First Quarter	$0.460	$0.311
Second Quarter	$0.781	$0.400
Third Quarter	$1.070	$0.640
Fourth Quarter	$1.200	$0.940

FISCAL YEAR ENDED June 30, 2022
First Quarter	$1.150	$0.900
Second Quarter	$1.090	$0.880
Third Quarter	$1.020	$0.750
Fourth Quarter	$0.800	$0.410
July 1, 2022 to September 12, 2022	$0.550	$0.450

Holders

As of September 13, 2022, there were approximately 78 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2022 and 2021, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2022, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	4,443,933	$0.36	6,807,069
Equity compensation plans not approved by security holders	-	-	-
Totals	4,443,933	$0.36	6,807,069

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2022, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our common stock or other securities.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

Certain statements set forth under this caption constitute “forward-looking statements.” See “Cautionary Statement Regarding Forward-Looking Statements” on page 3 of this Annual Report on Form 10-K for additional factors relating to such statements.

The Company is engaged primarily in the manufacturing, distributing, marketing and sale of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily throughout the United States and Luxembourg.

Our financial results are substantially dependent on net sales. Net sales are partly dependent on the mix of contract manufactured products and other nutraceutical sales, which are difficult to forecast. Factors that could cause demand to be different from our expectations include: customer acceptance of our pricing and our competitors’ pricing; changes in customer order patterns; changes in the level of customer inventory; and changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence and result in lower than expected demand for our manufactured products and to a lesser extent, our other nutraceutical business products and services.

We believe that we have established and developed business relationships, facilities, personnel, product offerings, and competitive and financial resources in place for business success; however, future revenue, costs, gross margins, and profits are all influenced by a number of factors, including those discussed above, all of which are inherently difficult to forecast. Except as otherwise noted, all dollar amounts below are “in thousands”.

In the fiscal year ended June 30, 2022, our net sales from operations decreased by $7,313 to approximately $56,246 from approximately $63,559 in the fiscal year ended June 30, 2021.  Our net sales in the Contract Manufacturing Segment decreased by $7,743 and net sales in our Other Nutraceuticals Segment increased by $431.  Net sales decreased in our Contract Manufacturing Segment primarily due to decreased sales volumes to Life Extension and Herbalife, our two significant customers, in the amount of $6,212 and $1,943, respectively.  In the fiscal year ended June 30, 2022, our gross profit decreased by approximately $2,928 to $6,552 from approximately $9,480 for the fiscal year ended June 30, 2021.  Our profit margins decreased by 3.3% in the fiscal year ended June 30, 2022, from 14.9% to 11.6% primarily as a result of the decreased sales volume in the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021.  We had consolidated selling and administrative expenses of approximately $3,807 and $3,696 in the fiscal years ended June 30, 2022 and 2021, respectively.  The increase in the consolidated selling and administrative expenses of $111, or approximately 3.0%, was primarily from the increase in stock compensation expense, a non-cash item, of $139 and salaries and employee benefits of $60, offset in part, by a decrease in professional and consulting fees of $57 and insurance costs of $22. In the fiscal years ended June 30, 2022 and 2021, we had operating income of approximately $2,745 and $5,784, respectively.

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

We are still experiencing supply chain disruptions relating to fuel refinery and transportation issues as it pertains to both shipping and production of plastics.  These issues first arose as result of the COVID-19 pandemic and other geo-political events.  This continues to impact the supply and demand of bottles and caps, key components in our Contract Manufacturing Segment.   Transportation, in general, continues to be an issue in the delay of receiving other raw materials and our ability to meet promised delivery dates to our customers in the Contract Manufacturing Segment.

Additionally, the significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and impact our operating results.

While we haven’t, to date, seen a significant negative impact in our margins resulting from the coronavirus outbreak, we are experiencing a slight negative impact on our margins due to inflation and tightened labor markets.

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

Long Lived Assets

We record impairment losses on long lived assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified in the fiscal years ended June 30, 2022 or 2021.

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

Results of Operations (in thousands, except share and per share amounts)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2022	2021

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	88.3%	85.1%
Selling and administrative	5.8%	5.8%
Total costs and expenses	95.1%	90.9%
Income from operations	4.9%	9.1%

Other expense, net:
Interest expense	(0.3%)	(0.4%)
Other income (expense):
PPP Note forgiveness	-	2.6%
Unrealized loss on investment in iBio, Inc.	(0.1%)	(0.1%)
Realized gains on sale of iBio, Inc. common stock	-	0.1%
Other income (expense), net	0.1%	0.1%
Total other income (expense)	0.0%	2.7%
Total other income (expense), net	(0.3%)	2.3%
Income before income taxes	4.6%	11.4%

Federal and state income tax benefit, net	2.2%	1.2%

Net income	6.8%	12.6%

Year ended June 30, 2022 Compared to the Year ended June 30, 2021

Sales, net. Net sales for the fiscal year ended June 30, 2022 and 2021 were $56,246 and $63,559, respectively, a decrease of $7,313 or 11.5%. The decrease is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2022	2021	2022 vs 2021	2022 vs 2021
	(dollars in thousands)
Contract Manufacturing:
US Customers	$44,450	$52,763	$(8,313)	(15.8%)
International Customers	9,641	9,072	369	6.3%
Net sales, Contract Manufacturing	54,091	61,835	(7,744)	(12.5%)

Other Nutraceuticals:
US Customers	2,067	1,624	443	27.3%
International Customers	88	100	(12)	(12.0%)
Net sales, Other Nutraceuticals	2,155	1,724	431	25.0%

Total net sales	$56,246	$63,559	$(7,313)	(11.5%)

In the fiscal years ended June 30, 2022 and 2021, a significant portion of our consolidated net sales, approximately 90% and 92%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 67% and 26% and 69% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2022 and 2021, respectively.  Two other customers, Thermosource Tooling and Manufacturing and ThermoFisher Scientific, (customers of our Other Nutraceutical Businesses Segment), while not significant customers of our consolidated net sales, represented 40% and 19% and 1% and 30%, respectively, of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2022 and 2021, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $7,313 was primarily the result of decreased net sales in our Contract Manufacturing Segment by approximately $7,744 which was primarily due to decreased sales volumes to each of our major customers, Life Extension and Herbalife, in the amounts of $6,212 and $1,943, respectively, in the fiscal year ended June 30, 2022, compared to the comparable prior year.  Net sales increased by $431 in the Other Nutraceuticals Segment primarily as a result of increased sales of $487 in MDC Warehousing and Distribution, Inc.

Cost of sales.  Cost of sales decreased by $4,385 to $49,694 for the fiscal year ended June 30, 2022, as compared to $54,079 for the fiscal year ended June 30, 2021, a decrease of approximately 8.1%. Cost of sales as a percentage of sales was approximately 88% and 85% for the fiscal years ended June 30, 2022 and 2021, respectively. The decrease in the cost of goods sold amount is consistent and expected with the decrease in net sales. The increase in the cost of goods sold as a percentage of net sales and the resulting decrease in gross profit, was primarily the result of the decreased net sales not generated to offset the 9% increase in manufacturing overhead, which was primarily from increased labor costs of approximately 12%.

Selling and Administrative Expenses.  There was an increase in selling and administrative expenses of $111 or approximately 3.0% in the fiscal year ended June 30, 2022 as compared to the fiscal year ended June 30, 2021.  As a percentage of sales, net, selling and administrative expenses were approximately 6.8% and 5.8% for the fiscal year ended June 30, 2022 and 2021, respectively.  The increase was primarily from increases in employee stock compensation expense, a non-cash expense, of $139 as a result of issuing stock options in November 2020 and 2021 and salaries and employee benefits of $60. These increases were offset in part by decreases in professional and consulting fees of $57 and insurance costs of $22.

Other income (expense), net. Other income (expense), net was approximately $(148) for the fiscal year ended June 30, 2022 compared to $1,463 for the fiscal year ended June 30, 2021, and is composed of:

	Fiscal Year Ended
	June 30,
	2022	2021
	(dollars in thousands)
Interest expense	$(128)	$(256)
Other income (expense):
PPP Note forgiveness	-	1,659
Unrealized loss on investment	(55)	(53)
Realized gain on sale of investment	-	56
Other income (expense), net	35	57
Total other income (expense), net	(20)	1,719
Other income (expense), net	$(148)	$1,463

Our interest expense in the fiscal year ended June 30, 2022 decreased by $128 from the fiscal year ended June 30, 2021, primarily resulting from of lower average daily balances outstanding under the Senior Credit Facility with PNC and and having no other debt outstanding in the fiscal year ending June 30, 2022 compared to the fiscal year ended June 30, 2021.

The PPP Note forgiveness amount of $1,659 represents principal of $1,639 and interest of $20 that qualified for loan forgiveness under the SBA guidelines and was paid to PNC Bank by the SBA on June 28, 2021, resulting in the other income of $1,659 recorded in the fiscal year ended June 30, 2021.

In the fiscal years ended June 30, 2021, we sold 16,000 shares of iBio Stock (SeeNote 2 to the consolidated financial statements included in this Annual Report on Form 10-K) for a gain of $56. There were no sales of the iBio Stock in the fiscal year ended June 30, 2022. Also, in the fiscal years ended June 30, 2022 and 2021, we had unrealized losses on the remaining iBio Stock of approximately $55 and $53, respectively.

In the fiscal years ended June 30, 2022 and 2021, we had other income of $12 and $42, respectively from providing back office and operational support for unrelated entities that sell consumer products through retail and internet-based outlets.  The balance of other income (expense), net was primarily from the disposition of property and equipment.

Federal and state income tax, net.  In the fiscal years ended June 30, 2022 and 2021, we released the valuation reserves for the deferred tax assets related to our federal net operating losses in the amount of $2,118 and $2,282, respectively.  Management determined that the amount of the release was more likely than not to be realized by the Company.  In the fiscal year ended June 30, 2022 and 2021, we had deferred income tax benefits of $1,530 and $1,385, respectively and current state tax expense of approximately $289 and $619, respectively.

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

Net income.  Our net income for the fiscal year ended June 30, 2022 and 2021 was approximately $3,838 and $8,013, respectively.  The decrease of approximately $4,175 was primarily the result of decreased operating income of $3,039, the PPP Note forgiveness in the amount of $1,659 in the fiscal year ended June 30, 2021 with no such forgiveness in the fiscal year ended June 30, 2022 and an increase in the income tax benefit, net in amount $475.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

	For the fiscal year ended June 30,
	2022	2021
	(dollars in thousands)
Net cash provided by operating activities	$4,091	$3,050
Net cash used in investing activities	$(465)	$(199)
Net cash used in financing activities	$(3,505)	$(3,043)
Cash at end of year	$331	$210

At June 30, 2022 and 2021, the Company had working capital of $11,363 and $8,762, respectively. Our current liabilities decreased by approximately $3,973 offset by a decrease in our current assets of $1,372 from June 30, 2021 to June 30, 2022.  The decrease in current liabilities is primarily from the decrease of $2,072 in advances under revolving credit facility and the decrease in current portion of long term debt, net in the amount of $1,425 and the decrease in the current assets is primarily from decreases in accounts receivable, net and inventories in the amounts of $888 and $640, respectively.

Operating Activities

Net cash provided by operating activities of $4,091 in the fiscal year ended June 30, 2022 includes net income of approximately $3,838. After excluding the effects of non-cash expenses and income, depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, changes in deferred tax assets and unrealized gains on investments, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $3,526. Cash in the amount of approximately $564 from our working capital assets and liabilities was provided from our operating activities and was primarily the result of decreases in accounts receivable of approximately $927 and inventories of $640, offset, by decreases in operating lease obligations of $501 and accounts payable and accrued expenses and other liabilities of $417, and an increase in prepaid expenses and other assets of approximately $84.

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

Investing Activities

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $486 and $295 in the fiscal years ended June 30, 2022 and 2021, respectively, offset in the fiscal year ended June 30, 2022 and 2021 by proceeds (i) received from the sale of fixed assets of $21 and $0, and (ii) from the sale of iBio, Stock of $0 and $96, respectively, a net use of cash approximately $465 and $199, respectively.

Financing Activities

Cash used in financing activities was approximately $3,505 for the fiscal year ended June 30, 2022 and consists of; (i) $54,618 received from advances under our revolving credit facility, and (ii) $34 received from the exercise of employee stock options, offset by (i) repayments under our revolving credit facility of $56,691 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (ii) repayments of principal under our term notes in the amount of $1,466 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).

Cash used in financing activities was approximately $3,043 for the fiscal year ended June 30, 2021 and consists of; (i) $57,662 received from advances under our revolving credit facility, and (ii) $23 received from the exercise of employee stock options, offset by (i) repayments under our revolving credit facility of $59,535 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), (ii) repayments of principal under our term notes in the amount of $1,118 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K) and (iii) repayments of $75 under our financed lease obligations.

As of June 30, 2022, we had cash of approximately $331, funds available under our revolving credit facility of approximately $6,419 and working capital of $11,363. Our working capital includes approximately $101 outstanding under our revolving line of credit which is not due until May 2024 but classified as current due to a subjective acceleration clause that could cause the advances to become currently due. (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K).  Furthermore, we had income from operations of approximately $2,745 in the fiscal year ended June 30, 2022 and net income of approximately $3,838. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements at least through the twelve-month period ending September 13, 2023.

Our total annual commitments at June 30, 2022 for long term non-cancelable leases of approximately $574 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment and office equipment.

Capital Expenditures

The Company's capital expenditures in the fiscal years ended June 30, 2022 and 2021 were approximately $486 and $295, respectively. The Company has budgeted approximately $500 for capital expenditures for the fiscal year ending June 30, 2023. The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Management’s Annual Report On Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2022 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the “COSO Framework”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2022.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2022.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 31 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (7)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Integrated BioPharma, Inc. (7)
3.3	By-Laws of Registrant (5)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (6)
10.1	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (2)
10.1.1	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB:Manhattan Drug Company, Inc. (9)
10.1.2	Third Amendment of Lease, dated as of July 15, 2022, between Vitamin Realty Associates, L.L.C. and Manhattan Drug Company, Inc. (16)
10.2	Lease Agreement, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (9)
10.2.1	Amendment of Lease Agreement, dated as of May 19, 2014, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (11)
10.2.2	Termination of Lease Agreement, dated as of July 15, 2022, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (16)
10.3	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (8)
10.4	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (4)
10.5

Revolving Credit, Term Loan and Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (10)

10.5.1

First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (12)

10.5.2

Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (13)

10.6

Term Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $3,727,000. (10)

10.6.1

Amended and Restated Term Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $3,422,160.00. (12)

10.6.2

Second Amended and Restated Term Note dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $ $3,585,175. (13)

10.7

Revolving Credit Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $8,000,000. (10)

10.7.1

First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (12)

10.7.2

Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (13)

10.8	Stock Pledge Agreement, dated as of June 27, 2012, between Integrated BioPharma, Inc. and PNC Bank, National Association. (10)
10.9	Mortgage and Security Agreement, dated as of June 27, 2012, by IHT Properties Corp. in favor of PNC Bank, National Association. (10)
10.10

Environmental Indemnity Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association (10)

10.11	Paycheck Protection Program Term Note, dated as of April 30, 2020, by and among Integrated BioPharma, Inc. and PNC Bank, National Association, in the original principal amount of $1,639,300. (14)
10.11.1	Amendment to Paycheck Protection Program Term Note, dated as of August 20, 2020, by and among Integrated BioPharma, Inc. and PNC Bank, National Association, effective as of June 5, 2020 (15)
14	Code of Business Ethics (3)
21	Subsidiaries of the Registrant (16)
23.1	Consent of Independent Registered Public Accounting Firm (16)
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

101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended June 30, 2022 and 2021, (ii) Consolidated Balance Sheets as of June 30, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2022 and 2021 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022 and 2021, and (v) the Notes to Consolidated Statements. (16)

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

__________________________

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003.
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, filed with the SEC on September 29, 1997.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2022.
(4)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on November 19, 2007.
(5)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 14, 2008.
(6)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008.
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

Item 16. Form 10-K Summary

None.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 711). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

Consolidated Statements of Income for the fiscal years ended June 30, 2022 and 2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33

Consolidated Balance Sheets as of June 30, 2022 and 2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2022 and 2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2022 and 2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37

. . . . . . . . .

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc. and Subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

September 13, 2022

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2022	2021

Sales, net	$56,246	$63,559

Cost of sales	49,694	54,079

Gross profit	6,552	9,480

Selling and administrative expenses	3,807	3,696

Operating income	2,745	5,784

Other income (expense), net:
PPP Note forgiveness	-	1,659
Interest expense	(128)	(256)
Unrealized loss on investment in iBio Stock	(55)	(53)
Realized gains on sale of investment in iBio Stock	-	56
Other income	35	57
Total other income (expense), net	(148)	1,463

Income before income taxes	2,597	7,247

Income tax benefit, net	1,241	766

Net income	$3,838	$8,013

Basic net income per common share	$0.13	$0.27

Diluted net income per common share	$0.12	$0.25

Weighted average common shares outstanding - basic	29,843,387	29,699,065
Add: Equivalent shares outstanding - stock options	2,477,939	2,414,616
Weighted average common shares outstanding - diluted	32,321,326	32,113,681

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2022	2021

Assets
Current Assets:
Cash	$331	$210
Accounts receivable, net	4,888	5,776
Inventories	11,055	11,695
Other current assets	352	317
Total current assets	16,626	17,998

Property and equipment, net	1,910	1,742
Operating lease right-of-use assets (includes $1,839 and $2,322 with a related party)	1,867	2,365
Deferred tax assets, net	4,798	3,268
Security deposits and other assets	49	67
Total Assets	$25,250	$25,440

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$101	$2,173
Accounts payable (includes $72 and $65 due to a related party)	3,209	3,496
Accrued expenses and other current liabilities	1,411	1,610
Current portion of long term debt, net	32	1,457
Current portion of operating lease liabilities (includes $503 and $485 due to a related party)	510	500
Total current liabilities	5,263	9,236

Long term debt, net	53	-
Operating lease liabilities (includes $1,338 and $1,842 due to a related party)	1,359	1,870
Total Liabilities	6,675	11,106

Commitments and Contingencies

Stockholders' Equity
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,984,510 and 29,838,177 shares issued; and
29,949,610 and 29,803,277 shares outstanding	60	60
Additional paid-in-capital	50,919	50,516
Accumulated deficit	(32,305)	(36,143)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,575	14,334
Total Liabilities and Stockholders' Equity	$25,250	$25,440

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2020	29,680,843	$59	$50,263	$(44,156)	34,900	$(99)	$6,067

Compensation expense for employee stock options	-	-	231	-	-	-	231
Shares issued upon exercise of stock options	157,334	1	23	-	-	-	23
Net income	-	-	-	8,013	-	-	8,013
Balance, June 30, 2021	29,838,177	60	50,516	(36,143)	34,900	(99)	14,334

Compensation expense for employee stock options	-	-	369	-	-	-	369
Shares issued upon exercise of stock options	146,333	-	34	-	-	-	34
Net income	-	-	-	3,838	-	-	3,838
Balance, June 30, 2022	29,984,510	$60	$50,919	$(32,305)	34,900	$(99)	$18,575

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2022	2021
Cash flows from operating activities:
Net income	$3,838	$8,013
Adjustments to reconcile net income to net cash from operating activities:
Amortization of operating lease right-of-use assets	498	489
Depreciation and amortization	336	337
Deferred income taxes	(1,530)	(1,385)
Accretion of financing instruments, amortization of prepaid financing costs and other	21	42
Compensation expense on employee stock options	369	231
Unrealized loss on investment in iBio Stock	55	53
Realized gain on sale of iBio Stock	-	(56)
Allowance for doubtful accounts	(39)	25
Gain on disposal of fixed assets	(22)	(14)
PPP Note forgiveness	-	(1,639)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	927	(294)
Inventories	640	(1,594)
Prepaid expenses and other assets	(84)	43
(Decrease) increase in:
Operating lease obligations	(501)	(490)
Accounts payable	(218)	(937)
Accrued expenses and other current liabilities	(199)	226
Net cash provided by operating activities	4,091	3,050

Cash flows from investing activities:
Purchase of property and equipment	(486)	(295)
Proceeds from sale of iBio Stock	-	96
Proceeds from sale of fixed assets	21	-
Net cash used in investing activities	(465)	(199)

Cash flows from financing activities:
Advances under revolving credit facility	54,618	57,662
Repayments of advances under revolving credit facility	(56,691)	(59,535)
Proceeds from exercises of stock options	34	23
Repayments under term notes payable	(1,466)	(1,118)
Repayments under financed lease obligations	-	(75)
Net cash used in financing activities	(3,505)	(3,043)

Net increase (decrease) in cash	121	(192)
Cash at beginning of fiscal year	210	402
Cash at end of fiscal year	$331	$210

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$113	$201
Income taxes	$471	$558
Supplemental disclosures of non-cash transactions:
Amount owed on purchase of fixed assets	$22	$91
Financing on financed lease obligation	$85	$-
Acquisition of right-of-use asset	$-	$30
Trade in value on like-kind exchanges	$7	$23
Interest forgiven on PPP Note	$-	$20

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1. Business

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States and Luxembourg. The Company was originally incorporated in the state of Delaware on August 31, 1995 under the name Chem International, Inc., on December 5, 2000, changed its name to Integrated Health Technologies, Inc. and, on January 29, 2003, changed its name to Integarted BioPharma, Inc.  The Company restated its certificate of incorporation in Delaware in June 2006.  The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers, under the following brands: Peaceful Sleep, Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products), (ii) The Vitamin Factory (the “Vitamin Factory”), which did sell private label MDC products, as well as our AgroLabs products, through the Internet, (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfillment services and (v) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the fiscal years ended June 30, 2022 and 2021.

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

Shipping and Handling Costs. Shipping and handling costs were approximately $648 and $349 for the fiscal years ended June 30, 2022 and 2021, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Income.

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

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities, except for the State of New Jersey tax filings for MDC and CII which were reviewed by the State of New Jersey for the then open tax periods of 2014 through 2017 and 2016 to 2019, respectively.  Uncertain tax positions, if any, taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Income. There were no liabilities recorded for uncertain tax positions at June 30, 2022 or 2021.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2022 and 2021 was $85 and $124, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified or recorded in the fiscal years ended June 30, 2022 and 2021 on the Company’s long-lived assets.

Investment in iBio, Inc. Prior to the adoption of ASU 2016-01 on July 1, 2018, the Company accounted for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviewed its investment in iBio for impairment and recorded a loss when there was deemed to be a permanent impairment of the investment. To date, there were cumulative impairment charges of approximately $2,562. ASU 2016-01 requires equity investments to be measured at fair value and recognize changes in fair value in net income.  During the year ended June 30, 2022 and 2021, the Company recognized realized gains of $0 and $56, respectively and an unrealized losses of $55 and $53, for the fiscal years ended June 30, 2022 and 2021, respectively. The market value of the iBio Stock as of June 30, 2022 and 2021, was approximately $12 and $67, respectively, based on the trade price at the close of trading on June 30, 2022 and 2021, respectively. The investment in iBio is included in other current assets in the consolidated balance sheets as of June 30, 2022 and 2021 at the respective market values.

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

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	June 30,
	2022	2021

Raw materials	$7,586	$7,941
Work-in-process	1,759	2,942
Finished goods	1,440	812
Total	$11,055	$11,695

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2022	2021

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,364
Machinery and equipment	6,727	6,416
Transportation equipment	6	6
	9,354	9,036
Less: Accumulated depreciation and amortization	(7,444)	(7,294)
Total	$1,910	$1,742

Depreciation and amortization expense was $336 and $337 for the fiscal years ended June 30, 2022 and 2021, respectively. Additionally, the Company disposed of fully depreciated property of $274 and $309 in the fiscal years ended June 30, 2022 and 2021, respectively. The Company also recognized a net gain on disposals of $2 and $14 on property, including property in the aggregate amount of $16 and $55 that were not fully depreciated and a gain on the sale of equipment of $20 and $4 in the fiscal years ended June 30, 2022 and 2021, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5. Senior Credit Facility and other Long Term Debt

As of June 30, 2022 and 2021, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	June 30,
	2022	2021
Revolving advances under Senior Credit Facility with PNC Bank, National Association	$101	$2,176	4.75%	5/15/2024
Installment Note with PNC Bank	-	1,466	3.50%	1/3/2022
Financed lease obligations	85	-	0.00%	9/15/2024
Total outstanding debt	186	3,639
Less: Revolving Advances	(101)	(2,173)
Prepaid financing costs	-	(9)
Current portion of long term debt, net	(32)	(1,457)
Long term debt, net	$53	$-

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

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company. Revolving Advances bear interest at PNC’s Base Rate (4.75% and 3.25% as of June 30, 2022 and 2021, respectively) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bore interest at PNC’s Base Rate (3.50% as of June 30, 2021) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.  On July 29, 2022, the Revolving Advance interest rate increased to 5.5%.

Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%. The Senior Credit Facility matures on May 15, 2024 (the “Senior Maturity Date”).

The principal balance of the Revolving Advances is payable on the Senior Maturity Date, subject to acceleration, based upon a material adverse event clause, as defined, subjective accelerations for borrowing base reserves, as defined or upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof. The Term Loan shall be repaid in eighty-four (84) consecutive monthly installments of principal, the first eighty-three (83) of which shall be in the amount of $43, commencing on the first business day of June 2019, and continuing on the first business day of each month thereafter, with a final payment of any unpaid balance of principal and interest payable on the Senior Maturity Date. The foregoing is subject to customary mandatory prepayment provisions and acceleration upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof.  The Company satisfied all the principal payments under the Term Note on January 3, 2022.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow, as defined in the Amended Loan Agreement, for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of June 30, 2022, the Company was in compliance with the fixed charge coverage ratio maintenance requirement, with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the fiscal year ended June 30, 2021, to repay the Term Loan. Additionally, with the required annual payment of 25% of Excess Cash Flow for the fiscal year ended June 30, 2021, together with the required monthly installments of $43, the Company satisfied all the remaining principal payments required under the Term Note on January 3, 2022.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

OTHER LONG TERM DEBT

Paycheck Protection Program Term Note. On June 30, 2022, the Company was notified by PNC Bank, that on June 28, 2021, PNC Bank received $1,659 from the Small Business Association (the “SBA”) paying in full, the Paycheck Protection Program Term Note (the “PPP Note”) that the Company entered into on April 29, 2020, with PNC in the amount of $1,639, plus accrued interest of $20, confirming the approval of the Company's application for loan forgiveness.  The PPP Note had an interest rate of 1% and a maturity date of April 30, 2022. The PPP Note was issued by PNC to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note could be forgiven in accordance with the Program requirements. On August 20, 2020, the PPP Note was amended to conform to the provisions under the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), which was signed into law on June 5, 2020. The Flexibility Act significantly modified the loan forgiveness process and provided other benefits to the PPP loan recipient. The amount of the forgiveness was calculated in accordance with the requirements of the Program, including the provisions of Section 1106 of the Cares Act and the Flexibility Act. No more than 40% of the amount forgiven could be attributable to non-payroll costs, as defined in the Program.

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

Financed Lease Obligations.  On June 15, 2022, the Company entered into a financed lease obligation with LEAF Capital Funding, LLC in the amount of $85, which lease is secured by certain machinery and equipment and matures on September 15, 2024.  The lease payment in the amount of approximately $4 is payable monthly, beginning October 15, 2022 and has a stated interest rate of 0.0%.

On December 1, 2020, the financed lease obligation entered into by the Company on February 1, 2019 with First American Equipment Finance in the amount of $233, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $10 and had an imputed interest rate of 7.28%.

On December 1, 2020, the financed lease obligation entered into by the Company on December 8, 2015 with Wells Fargo Equipment Finance, Manufacturer Services Group in the amount of $129, which lease was secured by certain machinery and equipment, was satisfied with all payments being made under the capitalized lease obligation. The monthly lease payment was approximately $2 and had an imputed interest rate of 4.01%.

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2022 and 2021 are presented below:

	For the Fiscal Year Ended June 30,
	2022	2021

Interest on Senior Debt	$103	$170
Amortization of prepaid financing costs	21	42
Interest on PPP Note	-	19
Interest on financed lease obligations	-	2
Other interest expense	4	23
Interest Expense	$128	$256

The weighted average interest rate paid was 3.33% and 2.81% in the fiscal years ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, the Company had accrued unpaid interest of approximately $3 and $14, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 7. Income Taxes

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2022	2021

Current - Federal	$-	$-
Current - State and local	(289)	(619)
Deferred - Federal and state	(402)	(1,190)
Change in valuation allowance	1,932	2,575
Income tax benefit, net	$1,241	$766

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the fiscal year
	ended June 30,
	2022	2021
Statutory federal income tax rate	(21.0)%	(21.0)%
Statutory state income tax rate	(9.0)%	(9.5)%
Other state income tax rate	(2.5)%	(2.5)%
Change in valuation allowance	85.6%	34.8%
PPP Note forgiveness	-%	7.4
Other temporary differences	(5.2)%	1.4%
Non-deductible expenses	(0.1)%	0.0%
Effective income tax rate	47.8%	10.6%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s net deferred tax assets are as follows:

	June 30,
	2022	2021
Deferred Tax Assets
Net operating loss	$5,166	$5,691
Capital loss carryover	299	299
Valuation adjustment on investment in iBio, Inc.	186	186
Depreciation	(157)	(158)
Inventory	149	128
Other	296	195
Valuation allowance	(1,141)	(3,073)
Total deferred tax asset, net	$4,798	$3,268

The Company has net operating losses (“NOL”) of approximately $22,210 for federal purposes which expire beginning in 2028. State NOL’s of approximately $4,407 expire beginning in 2031 through 2039. The Company also has capital loss carryforwards of $1,423 of which $1,152 will expire in 2025 and $271 in 2026. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns were filed on a stand-alone basis for the Company and its subsidiaries until the fiscal year ended June 30, 2020, which state income tax return are now filed on a combined basis. MDC has fully utilized its state NOL’s resulting in taxable income on a state level basis for the combined group.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past taxable losses and inconsistent taxable income in the past few years, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. As of June 30, 2022 and 2021, management determined that certain of the Company’s deferred tax assets were “more likely than not” to be realizable and the Company recognized deferred tax benefits related to the release of the valuation allowance on those assets of approximately $1,932 and $2,575, respectively.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2022. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2022 and 2021.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2021 are currently open except for the State of New Jersey tax filings for CII which have been reviewed for the tax periods of 2018 and 2019. The tax returns for the year ended June 30, 2022 will be filed by March 15, 2023.

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. For the fiscal years ended June 30, 2022 and 2021, the Company contributed approximately $86 and $73, respectively, into the plan for the benefit of the eligible employees participating in the plan.

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2022, the Company had $177 in uninsured deposits at these financial institutions.

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

(c) Major Customers.  In the fiscal years ended June 30, 2022 and 2021, approximately 90% and 92% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 67% and 26% and 69% and 26%, respectively, of this segment’s net sales in the fiscal years ended June 30, 2022 and 2021, respectively.  Accounts receivable from these two major customers represented approximately 70% and 93% of total net accounts receivable as of June 30, 2022 and 2021, respectively.  Two other customers in the Other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 40% and 19% and 1% and 30%, respectively, of net sales of the Other Nutraceutical Segment in the fiscal years ended June 30, 2022 and 2021, respectively.  The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

As of June 30, 2022, approximately 72% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2020 and will expire on September 30, 2022, as extended.

The Company is still experiencing supply chain disruptions relating to fuel refinery and transportation issues as it pertains to both shipping and production of plastics.  These issues first arose as result of the COVID-19 pandemic and other geo-political events.  This continues to impact the supply and demand of bottles and caps, key components in the Company's Contract Manufacturing Segment.   Transportation, in general, continues to be an issue in the delay of receiving other raw materials and the Company's ability to meet promised delivery dates to the Company's customers in the Contract Manufacturing Segment.

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

During the first quarter of calendar 2022, the war in Ukraine affected the Company’s customer’s business operations in Ukraine and Russia, resulting in the cancelation of some future orders. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affect the cross-border operations of businesses operating in Russia. In addition, many multinational companies ceased or suspended their operations in Russia. Therefore, the ability to continue operations in Russia by the Company’s customers is uncertain.  Also, there may be a shortage of Sunflower Oil products in the near future and this may cause delays in production of certain raw materials and may require reformulation of products.

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

The components of lease expense for the fiscal year ended June 30, 2022 and 2021 were as follows:

	2022			2021
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$566	$84	$650	$566	$98	$664

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$3	$3	$-	$24	$24
Interest on operating lease liabilities	-	-	-	-	2	2
Total Finance Lease Costs	$-	$3	$3	$-	$26	$26

Operating Lease Liabilities

Related Party Operating Lease Liabilities.  Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the Company’s chairman, and a major stockholder and certain of his family members, who are the Co-Chief Executive Officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  This Second Lease Amendment provided for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  On July 15, 2022, MDC entered into a third amendment of the lease (the “Third Lease Amendment”) with Vitamin Realty, increasing its rentable square footage to 116,175.  This Third Lease Amendment provided for minimum annual rental payments of $842, plus increases in real estate taxes and the building operating expenses allocation percentage and is effective as of July 1, 2022.

On May 19, 2014, AgroLabs entered into an amendment to the lease agreement entered into on January 5, 2012, with Vitamin Realty for an additional 2,700 square feet of warehouse space in New Jersey, the term of which was to expire on January 31, 2020 to extend the expiration date to June 1, 2024.  This additional lease provided for minimum lease payments of $27 with annual increases plus the proportionate share of operating expenses.  The AgroLabs Lease was mutually terminated on July 15, 2022 with an effective date of July 1, 2022.

Rent expense, lease amortization costs and imputed interest costs on these related party leases were $896 and $883 for the fiscal years ended June 30, 2022 and 2021, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Income. As of June 30, 2022 and 2021, the Company had outstanding current obligations to Vitamin Realty of $72 and $65, respectively, included in accounts payable and accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. Additionally, as of June 30, 2022 and 2021, the Company has operating lease obligations of $1,841 and $2,327, respectively, with Vitamin Realty as noted in the accompany Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As of June 30, 2022, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,839	$503	$1,338	$1,972
Office equipment leases	28	7	21	32
	$1,867	$510	$1,359	$2,004

As of June 30, 2021, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,322	$485	$1,842	$3,103
Machinery and equipment leases	5	5	-	5
Office equipment leases	38	10	28	44
	$2,365	$500	$1,870	$3,152

As of June 30, 2022 and 2021, the Company’s weighted average discount rate is 3.87% and 3.75%, for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 3.5 years and 4.4 years, respectively.

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2022 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$566	$84	$650
Operating cash flows from finance lease obligations	-	-	-
Financing cash flows from finance lease obligations	-	-	-

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2021 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$566	$98	$664
Operating cash flows from finance lease obligations	-	2	2
Financing cash flows from finance lease obligations	-	75	75

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In the fiscal year ended June 30, 2022, the Company renewed, for one year, an operating lease for office space with an annual commitment of $12.

Maturities of operating lease liabilities as of June 30, 2022 were as follows:

Year ending June 30,	Operating Lease Commitment	Related Party Operating Lease Commitment	Finance Lease Obligations	Total

2023	$9	$565	$32	$606
2024	9	563	42	614
2025	9	533	11	553
2026	4	311	-	315
2027	1	-	-	1
Total minimum lease payments	32	1,972	85	2,089
Imputed interest	(4)	(131)	-	(135)
Total	$28	$1,841	$85	$1,954

Total rent expense, including real estate taxes and maintenance charges, was approximately $1,074 and $1,057 for the fiscal year ended June 30, 2022 and 2021, respectively. Rent and lease amortization and lease costs are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Income.

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

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plans. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the issuance of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended (the “Plan”). The Company also has a 1997 Stock Option Plan with 5,000,000 shares of common stock reserved for issuance. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms. As of June 30, 2022, the Company has 6,807,069 shares of common stock remaining under the Plans.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In the fiscal year ended June 30, 2022, the Board of Directors authorized the issuance of 764,700 stock options to Company officers, employees and directors with an exercise price of $0.51, $0.95 or $1.045, vesting over one or three years, with terms of either five or ten years. In the fiscal year ended June 30, 2022 and 2021, the Company incurred stock-based compensation expense of $369 and $231, respectively.  The Company expects to record additional stock-based compensation of $480 over the remaining estimated vesting period of approximately two and half years.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended June 30, 2022:

Risk Free Interest Rate	0.01% to 3.20%
Volatility	115.1% to 169.0%
Term	4.5 to 10 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.95
Closing Price of Common Stock	$0.51

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

In each of the fiscal years ended June 30, 2022 and 2021, stock options in the aggregate amount of 537,600 and none, were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

The intrinsic value of options outstanding and exercisable at June 30, 2022 and 2021 was $1,002 and $2,825, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2020	3,344,000	$0.16
Granted	770,000	0.66
Exercised	(157,334)	0.15
Terminated	(3,333)	0.21
Expired	(36,667)	0.21
Outstanding as of June 30, 2021	3,916,666	0.26
Granted	764,700	0.85
Exercised	(146,333)	0.23
Terminated	(44,700)	0.53
Expired	(46,400)	0.47
Outstanding as of June 30, 2022	4,443,933	$0.36

Exercisable at June 30, 2021	3,114,099	$0.19
Exercisable at June 30, 2022	3,524,500	$0.26

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2022 under the Company’s stock option plans:

							Weighted
				Weighted	Weighted Average		Average
				Average	Remaining		Exercise
Range of Exercise Price			Outstanding	Exercise Price	Contractual Life (years)	Exercisable	Price

$0.09	-	$0.10	1,296,000	$0.09	2.9	1,296,000	$0.09
$0.21	-	$0.21	1,209,000	0.21	6.9	1,209,000	0.21
$0.23	-	$0.25	450,000	0.23	4.4	450,000	0.23
$0.51	-	$0.51	200,000	0.51	10.0	-	-
$0.65	-	$0.65	601,333	0.65	8.4	298,667	0.65
$0.72	-	$0.72	150,000	0.72	5.9	83,333	0.72
$0.95	-	$0.95	435,100	0.95	9.4	150,000	0.95
$1.05	-	$1.05	102,500	1.05	6.9	37,500	1.05
$0.09	-	$1.05	4,443,933	$0.36	7.0	3,524,500	$0.26

Note 13. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments; Contract Manufacturing and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe, for the fiscal years ended June 30, 2022 and 2021 were $9,729 and $9,172, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Financial information relating to the fiscal years ended June 30, 2022 and 2021 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital	Total
		Customers	Customers	Total	Profit	Depreciation	Expenditures	Assets
Contract Manufacturing	2022	$44,450	$9,641	$54,091	$5,917	$332	$486	$19,061
	2021	52,763	9,072	61,835	9,020	332	292	21,333

Other Nutraceutical Businesses	2022	2,067	88	2,155	635	4	-	6,189
	2021	1,624	100	1,724	460	5	3	4,107

Total Company	2022	46,517	9,729	56,246	6,552	336	486	25,250
	2021	54,387	9,172	63,559	9,480	337	295	25,440

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 13, 2022	By: /s/ Christina Kay
Christina Kay
Co-Chief Executive Officer

Date: September 13, 2022	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christina Kay	Co-Chief Executive Officer and Director	September 13, 2022
Christina Kay	(Principal Executive Officer)

/s/ Riva Sheppard	Co-Chief Executive Officer and Director	September 13, 2022
Riva Sheppard	(Principal Executive Officer)

/s/ Dina L. Masi	Chief Financial Officer	September 13, 2022
Dina L. Masi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ E. Gerald Kay	Executive Chairman	September 13, 2022
E. Gerald Kay

/s/ Robert Canarick	Director	September 13, 2022
Robert Canarick

/s/ Damon DeSantis	Director	September 13, 2022
Damon DeSantis

/s/ William H. Milmoe	Director	September 13, 2022
William H. Milmoe

/s/ Eric Friedman	Director	September 13, 2022
Eric Friedman