Form 10-Q
period 2022-09-30
INTEGRATED BIOPHARMA INC
filed 2022-11-10
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Yes ☐   No  ☒

As of November 10, 2022, there were 29,949,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2022

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; the impact of the COVID-19 pandemic; the impact of the war in Ukraine; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of the Company’s Form 10-K and in other filings by the Company with the SEC. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2022	2021

Sales, net	$12,326	$12,751

Cost of sales	11,329	11,327

Gross profit	997	1,424

Selling and administrative expenses	967	839

Operating income	30	585

Other income (expense), net:
Interest expense	(13)	(32)
Unrealized loss on investment in iBio Stock	(4)	(20)
Other income, net	3	6
Total other expense, net	(14)	(46)

Income before income taxes	16	539

Income tax expense, net	51	23

Net (loss) income	$(35)	$516

Basic net income per common share	$(0.00)	$0.02

Diluted net income per common share	$(0.00)	$0.02

Weighted average common shares outstanding - basic	29,949,610	29,817,919
Add: Equivalent shares outstanding - Stock Options	-	2,781,977
Weighted average common shares outstanding - diluted	29,949,610	32,599,896

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	June 30,
	2022	2022
Assets
Current Assets:
Cash	$1,168	$331
Accounts receivable, net	3,711	4,888
Inventories	11,668	11,055
Other current assets	516	352
Total current assets	17,063	16,626

Property and equipment, net	1,850	1,910
Operating lease right-of-use assets (includes $2,619 and $1,839 with a related party)	2,646	1,867
Deferred tax assets, net	4,761	4,798
Security deposits and other assets	44	49
Total Assets	$26,364	$25,250

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$-	$101
Accounts payable (includes $0 and $72 due to related party)	3,529	3,209
Accrued expenses and other current liabilities	1,486	1,411
Current portion of long term debt, net	42	32
Current portion of operating lease liabilities (includes $749 and $503 with a related party)	757	510
Total current liabilities	5,814	5,263

Long term debt	39	53
Operating lease liabilities (includes $1,871 and $1,338 with a related party)	1,890	1,359
Total liabilities	7,743	6,675

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized; 29,984,510 and 29,949,610 shares issued and outstanding, respectively	60	60
Additional paid-in capital	51,000	50,919
Accumulated deficit	(32,340)	(32,305)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,621	18,575
Total Liabilities and Stockholders' Equity	$26,364	$25,250

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTH PERIODS ENDED September 30, 2022 and 2021

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2022	29,984,510	$60	$50,919	$(32,305)	34,900	$(99)	$18,575

Stock compensation expense for employee stock options	-	-	81	-	-	-	81
Net loss	-	-	-	(35)	-	-	(35)
Balance, September 30, 2022	29,984,510	$60	$51,000	$(32,340)	34,900	$(99)	$18,621

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2021	29,838,177	$60	$50,516	$(36,143)	34,900	$(99)	$14,334

Stock compensation expense for employee stock options	-	-	37	-	-	-	37
Shares issued upon exercise of stock options	17,000	-	4	-	-	-	4
Net income	-	-	-	516	-	-	516
Balance, September 30, 2021	29,855,177	$60	$50,557	$(36,627)	34,900	$(99)	$14,891

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2022	2021
Cash flows provided by operating activities:
Net (loss) income	$(35)	$516
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	88	85
Amortization of operating lease right-of-use assets	184	126
Stock based compensation	81	37
Change in deferred tax assets	37	(38)
Unrealized loss on investment in iBio Stock	4	20
Other, Net	3	2
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,177	1,975
Inventories	(613)	(927)
Other current assets	(169)	(202)
(Decrease) increase in:
Accounts payable	343	771
Accrued expenses and other liabilities	76	(138)
Operating lease obligations	(184)	(126)
Net cash provided by operating activities	992	2,101

Cash flows from investing activities:
Purchase of property and equipment	(50)	(131)
Net cash used ininvesting activities	(50)	(131)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	4
Repayments of advances under revolving credit facility	(101)	(801)
Repayments under term note payables	-	(1,326)
Repayments under finance lease obligations	(4)	-
Net cash used in financing activities	(105)	(2,123)

Net increase (decrease) in cash	837	(153)
Cash at beginning of period	331	210
Cash at end of period	$1,168	$57

Supplemental disclosures of cash flow information:
Interest paid	$5	$30

Supplemental disclosures of non-cash flow transactions:
Amount owed on purchase of property and equipment	$-	$45
Acquisition of right-of-use asset, net	$960	-

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1.  Nature of Operations, Principles of Consolidation and Basis of Presentation of Interim Financial Statements

Nature of Operations

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States and Luxembourg. The Company was originally incorporated in the state of Delaware on August 31, 1995 under the name Chem International, Inc., on December 5, 2000, changed its name to Integrated Health Technologies, Inc. and on  January 29, 2003 changed its name to Integrated BioPharma, Inc.  The Company restated its certificate of incorporation in Delaware in June 2006.  The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the three months ended September 30, 2022 and 2021.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“Form 10-K”), as filed with the SEC. The June 30, 2022 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results for the full fiscal year ending June 30, 2023 or for any other period.

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

Income Taxes. The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  For the three months ended September 30, 2022 and 2021, the Company had federal deferred income tax expense of $21, and a deferred federal income tax benefit, net of $38, respectively and state income tax expense, net of approximately $30 and $61, in the three months ended September 30, 2022 and 2021, respectively.  The net federal income tax benefit of $38 in the three months ended September 30, 2021, includes the release of $128 of the valuation allowance on deferred tax assets.

Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, current portion of long term debt, and long-term debt obligation on our consolidated statement of financial condition.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as vehicles, the Company accounts for the lease and non-lease components as a single lease component.

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

Stock options in the amount of 4,081,583 were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three months ended September 30, 2022 as a result of losses for the period.

On November 9, 2022, the Board of Directors authorized the issuance of options to purchase up to 538,500 shares of common stock, which may be issued to the Company’s officers and employees with an exercise price to be determined five trading days after the filing of this Quarterly Report on Form-Q, vesting over three years, with terms of either five or ten years.

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2022	2022

Raw materials	$9,055	$7,856
Work-in-process	1,496	1,759
Finished goods	1,117	1,440
Total	$11,668	$11,055

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2022	2022

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,371
Machinery and equipment	6,735	6,727
Transportation equipment	6	6
	9,362	9,354
Less: Accumulated depreciation and amortization	(7,512)	(7,444)
Total	$1,850	$1,910

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2022 and 2021 was $88 and $85, respectively. In the three months ended September 30, 2022 and 2021, the Company disposed of fully depreciated property of $20 and $80.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 4. Senior Credit Facility and Financed Lease Obligation

As of September 30, 2022 and June 30, 2022, the Company had the following debt outstanding:

	Principal Amount
	As of September 30, 2022	As of June 30, 2022	Interest Rate	Maturity Date
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$-	$101	5.5%	5/15/2024
Financed Lease Obligations	81	85	0%	8/15/2024
Total outstanding debt	81	186

Less: Revolving Advances	-	(101)
Current portion of long term debt, net	(42)	(32)
Long term debt, net	$39	$53

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

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. owned by the Company ("iBio Stock"). Revolving Advances bear interest at PNC’s Base Rate (5.50% and 4.75% as of September 30 and June 30, 2022, respectively) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bore interest at PNC’s Base Rate (5.00% as of June 30, 2022) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.  As of November 10, 2022, the Revolving Advance interest rate is 7.0%.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow, as defined in the Amended Load Agreement, for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of September 30, 2022, the Company was in compliance with the fixed charge coverage ratio maintenance requirement, with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended  June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the fiscal year ended  June 30, 2021, to repay the Term Loan. Additionally, with the required annual payment of 25% of Excess Cash Flow for the fiscal year ended  June 30, 2021, together with the required monthly installments of $43, the Company satisfied all the remaining principal payments required under the Term Note on  January 3, 2022.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2022 and 2021, approximately 85% and 91% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 61% and 30% and 69% and 29% in the three months ended September 30, 2022 and 2021, respectively.  Accounts receivable from these two major customers represented approximately 74% and 70% of total net accounts receivable as of September 30 and June 30, 2022, respectively.  Two other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 55% and 26% and 9% and 32%, respectively, of net sales of the Other Nutraceutical Segment in the three months ended September 30, 2022 and 2021, respectively.  The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

(b) Other Business Risks. Approximately 74% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective  September 1, 2022 and will expire on August 31, 2026.

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

While the Company hasn’t, to date, seen a significant negative impact in its margins resulting from the coronavirus outbreak, it is experiencing a negative impact on its margins due to inflation and tightened labor markets.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended September 30, 2022 and 2021, were as follows:

	2022			2021
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$211	$17	$228	$141	$26	$167

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$3	$3	$-	$-	$-
Total finance lease cost	$-	$3	$3	$-	$-	$-

Rent and lease amortization costs are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

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

Rent expense and lease amortization costs for the three months ended September 30, 2022 and 2021 on these leases were $316 and $221 respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, and June 30, 2022, the Company had outstanding current obligations to Vitamin Realty of $0 and $72, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet.  Additionally, the Company has operating lease obligations of $2,620 and $1,841 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of September 30, and June 30, 2022, respectively.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2023, related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

As of September 30, 2022, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,619	$749	$1,871	$2,808
Office equipment leases	27	8	19	30
	$2,646	$757	$1,890	$2,838

As of June 30, 2022, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,839	$503	$1,338	$1,972
Office equipment leases	28	7	21	32
	$1,867	$510	$1,359	$2,004

As of September 30, and June 30, 2022, the Company’s weighted average discount rate for operating leases is approximately 4.23% and 3.75%, respectively, and the remaining term on lease liabilities is approximately 4.1 years and 4.4 years, respectively.

As of each September 30, and June 30, 2022, the Company’s weighted average discount rate for the outstanding finance lease obligation is 0% and the remaining term on finance lease obligation is approximately 1.9 years and 2.2 years, respectively.  The ROU asset related and lease obligation are included in Property and Equipment, net and Long Term Debt, respectively in the accompanying Condensed Consolidated Balance Sheet.

Supplemental cash flows information related to leases for the three months ended September 30, 2022, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$211	$17	$228
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	4	4

Supplemental cash flows information related to leases for the three months ended September 30, 2021, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$141	$26	$167
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	-	-

The Company did not enter into any lease commitments in the three months ended September 30, 2022, other than the Third Amendment with Vitamin Realty.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Maturities of operating lease liabilities as of September 30, 2022 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitment	Commitment	Obligation	Total

2023, remaining	$7	$632	$32	$671
2024	10	842	42	894
2025	8	842	7	857
2026	5	492	-	497
Total minimum lease payments	30	2,807	81	2,919
Imputed interest	(3)	(188)	-	(191)
Total	$27	$2,620	$81	$2,728

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

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe, for the three months ended September 30, 2022 and 2021 were $2,473 and $2,220, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended September 30, 2022 and 2021 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2022	$9,088	$2,473	$11,561	$823	$87	$50
	2021	10,145	2,190	12,335	1,301	84	131

Other Nutraceutical Businesses	2022	765	-	765	174	1	-
	2021	386	30	416	123	1	-

Total Company	2022	9,853	2,473	12,326	997	88	50
	2021	10,531	2,220	12,751	1,424	85	131

	Total Assets as of
	September 30,	June 30,
	2022	2022
Contract Manufacturing	$20,652	$19,061
Other Nutraceutical Businesses	5,712	6,189
Total Company	$26,364	$25,250

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION (dollars in thousands)

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

The Company is engaged primarily in the manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States and Luxembourg.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

For the three months ended September 30, 2022, our net sales from operations decreased by $425 to approximately $12,326 from approximately $12,751 in the three months ended September 30, 2021. Our net sales in the Contract Manufacturing Segment decreased by $774, offset by an increase in our Other Nutraceuticals Segment of $349.  Net sales decreased in our Contract Manufacturing Segment primarily due to decreased sales volumes to Life Extension and Herbalife in the amount of $896 and $156, respectively.  For the three months ended September 30, 2022 and 2021, a significant portion of our consolidated net sales, approximately 85% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife, represented approximately 61% and 30% and 69% and 29%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2022 and 2021, respectively. Revenues in the three months ended September 30, 2022 were higher than the three months ended September 30, 2021 in our Other Nutraceuticals Segment by $349, primarily due to MDC Warehousing and Distribution, Inc. from increased business from a significant customer in this business segment representing approximately 55% of the revenue in the three months ended September 30, 2022 in our Other Nutraceuticals Segment.  This customer only represented 9% of revenues in our Other Nutraceutical Segment in the three months ended September 30, 2021.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

For the three months ended September 30, 2022, we had operating income of approximately $30, a decrease of approximately $555 from operating income of approximately $585 for the three months ended September 30, 2021. Our profit margins decreased from approximately 11.2% of net sales in the three months ended September 30, 2021 to approximately 8.1% of net sales in the three months ended September 30, 2022, primarily as a result of the decreased sales in our Contract Manufacturing Segment of approximately $774.  Our consolidated selling and administrative expenses increased by approximately $128 or approximately 15.3% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.  Our salaries and employee benefits increased by $86 and employee stock compensation expense increased by $44.

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

While we haven’t, to date, seen a significant negative impact in our margins resulting from the coronavirus outbreak, we are experiencing a negative impact on our margins due to inflation and tightened labor markets.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2022, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2022 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2022	2021

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	91.9%	88.8%
Selling and administrative	7.8%	6.6%
	99.7%	95.4%
Operating income	0.3%	4.6%

Other income (expense), net
Interest expense	(0.1% )	(0.2% )
Unrealized loss in investment in iBio Stock	(0.0% )	(0.2% )
Other income, net	0.0%	0.0%
Other expense, net	(0.1% )	(0.4% )

Income before income taxes	0.2%	4.2%

Income tax expense, net	0.4%	0.2%

Net (loss) income	(0.0% )	4.0%

For the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Sales, net. Sales, net, for the three months ended September 30, 2022 and 2021 were $12,326 and $12,751, respectively, a decrease of 3.3%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	September 30,		Change	Change
	2022	2021	2022 vs 2021	2022 vs 2021
	(amounts in thousands)
Contract Manufacturing:
US Customers	$9,088	$10,145	$(1,057)	(10.4%	)
International Customers	2,473	2,190	283	12.9%
Net sales, Contract Manufacturing	11,561	12,335	(774)	(6.3%	)

Other Nutraceuticals:
US Customers	765	386	379	98.2%
International Customers	-	30	(30)	(100.0%	)
Net sales, Other Nutraceuticals	765	416	349	83.9%

Total net sales	$12,326	$12,751	$(425)	(3.3%	)

For the three months ended September 30, 2022 and 2021, a significant portion of our consolidated net sales, approximately 85% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 61% and 30% and 69% and 29%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2022 and 2021, respectively.  Revenues in the three months ended September 30, 2022 were higher than the three months ended September 30, 2021 in our Other Nutraceuticals Segment by $349, primarily due to MDC Warehousing and Distribution, Inc. from increased business from a significant customer in this business segment representing approximately 55% of the revenue in the three months ended September 30, 2022 in our Other Nutraceuticals Segment.  This customer only represented 9% of revenues in our Other Nutraceutical Segment in the three months ended September 30, 2021.

The decrease in net sales of approximately $425 was primarily the result of decreased net sales in our Contract Manufacturing Segment of $774 primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $895 and $196, respectively.  As noted above, these decreases were offset by the increase in the Other Nutraceutical Segment of $349.

Cost of sales. Cost of sales increased by approximately $2 to $11,329 for the three months ended September 30, 2022, as compared to $11,327 for the three months ended September 30, 2021 or approximately the same. Cost of sales increased as a percentage of sales to 91.9% for the three months ended September 30, 2022 as compared to 88.8% for the three months ended September 30, 2021. The substantially the same amount of cost of goods sold amount is due to fixed direct costs increasing in the three months ended September 30, 2022. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the decreased net sales available to offset the fixed manufacturing overhead.

Selling and Administrative Expenses. Selling and administrative expenses increased by approximately $128 to $967, approximately 15% in the three months ended September 30, 2022 from $839 in the three months ended September 30, 2021.  As a percentage of sales, net, selling and administrative expenses were approximately 7.8% and 6.6% in the three months ended September 30, 2022 and 2021, respectively. Our salaries and employee benefits increased by $86 and employee stock compensation expense increased by $44. Salaries and employee benefits increased as a result of generally increases in base pay, approximately 6%, and employee stock compensation expense increased as a result of additional stock option grants in the fiscal year ended June 30, 2022.

Other income (expense), net. Other income (expense), net was approximately $(14) for the three months ended September 30, 2022 compared to $(46) for the three months ended September 30, 2021, and is composed of:

	Three months ended
	September 30,
	2022	2021
	(dollars in thousands)
Interest expense	$(13)	$(32)
Unrealized loss on investment in iBio Stock	(4)	(20)
Other income	3	6
Other expense, net	$(14)	$(46)

Our interest expense for the three months ended September 30, 2022 decreased by $19 from the three month period ended September 30, 2021, primarily as the result of lower average daily balances outstanding under the Senior Credit Facility with PNC Bank in the three month period ended September 30, 2022 from the three month period ended September 30, 2021.

In the three months ended September 30, 2022, and 2021, we had unrealized losses on the remaining iBio Stock of approximately $4 and $20, respectively.  Other income in the three months ended September 30, 2022 is primarily interest income on the cash in the bank of $3 and in the three months ended September 30, 3021, income from bookkeeping services provided for a third party entity that is also a customer of MDC Warehousing.

Federal and state income tax expense, net.  For the three months ended September 30, 2022 and 2021, the Company had federal deferred income tax expense of $21, and a deferred federal income tax benefit, net of $38, respectively and state income tax expense, net of approximately $30 and $61, in the three months ended September 30, 2022 and 2021, respectively.  The net federal income tax benefit of $38 in the three months ended September 30, 2021, includes the release of $128 of the valuation allowance on deferred tax assets.

Net (loss) income.  Our net (loss) income for the three months ended September 30, 2022 and 2021 was approximately $(35) and $516, respectively.  The decrease of approximately $551 was primarily the result of decreased operating income of $555.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the three months ended
	September 30,
	2022	2021
	(dollars in thousands)

Net cash provided by operating activities	$992	$2,101
Net cash used in investing activities	$(50)	$(131)
Net cash used in financing activities	$(105)	$(2,123)

Cash at end of period	$1,168	$57

At September 30, 2022, our working capital was approximately $11,156, a decrease of $207 from our working capital of $11,363 at June 30, 2022. The decrease in our working capital was the result of our current liabilities increasing by of $644 and was offset by an increase in our current assets of $437.

Operating Activities

Net cash provided by operating activities of $992 in the three months ended September 30, 2022 includes a net loss of approximately $35. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $358. Net cash provided by our operations in the three months ended September 30, 2022 from our working capital assets and liabilities in the amount of approximately $634 was primarily the result of cash provided from a decrease in our accounts receivable of $1,177 and an aggregate increase in accounts payable, accrued expenses and other liabilities of $238, offset in part, by increases in inventories of approximately $613 and prepaid and other assets of $170.

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

Investing Activities

Cash used in investing activities in the three months ended September 30, 2022 and 2021, of approximately $50 and $131 was from the purchase of machinery and equipment, respectively.

Financing Activities

Cash used in financing activities was approximately $105 for the three months ended September 30, 2022, and was primarily from repayments of advances under our revolving credit facility of $101 and principal payments under financed lease obligations of $4.

Cash used in financing activities was approximately $2,123 for the three months ended September 30, 2021, and was primarily from net repayments of advances under our revolving credit facility of $801 and principal payments under our term notes in the amount of $1,326.

As of September 30, 2022, we had cash of $1,168, funds available under our revolving credit facility of approximately $5,237 and working capital of approximately $11,156. We had income from operations of approximately $30 in the three months ended September 30, 2022.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 10, 2023.

Our total annual commitments at September 30, 2022 for long term non-cancelable leases of approximately $894 consists of obligations under operating leases for facilities and operating lease agreements for the rental of machinery and equipment and office equipment.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2022 and 2021 were approximately $50 and $131, respectively. The Company has budgeted approximately $500 for capital expenditures for fiscal year 2023. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)         Exhibits

Exhibit

Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Co-Chief Executive Officers.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Co-Chief Executive Officers.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS***	Inline XBRL Instance	furnished herewith
101.SCH***	Inline XBRL Taxonomy Extension Schema	furnished herewith
101.CAL***	Inline XBRL Taxonomy Extension Calculation	furnished herewith
101.DEF***	Inline XBRL Taxonomy Extension Definition	furnished herewith
101.LAB***	Inline XBRL Taxonomy Extension Labels	furnished herewith
101.PRE***	Inline XBRL Taxonomy Extension Presentation	furnished herewith
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 10, 2022	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: November 10, 2022	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: November 10, 2022	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President