Form 10-Q
period 2022-12-31
INTEGRATED BIOPHARMA INC
filed 2023-02-10
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

Yes ☐ No ☑

As of February 10, 2023, there were 29,949,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended December 31, 2022

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; the impact of the COVID-19 pandemic; the impact of the war in Ukraine the tightened labor markets and inflation, and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of the Company’s Form 10-K and in other filings by the Company with the SEC. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2022	2021	2022	2021

Sales, net	$12,254	$14,594	$24,580	$27,345

Cost of sales	11,184	12,844	22,513	24,171

Gross profit	1,070	1,750	2,067	3,174

Selling and administrative expenses	1,103	1,020	2,070	1,859

Operating (loss) income	(33)	730	(3)	1,315

Other income (expense), net
Interest expense	(12)	(42)	(25)	(74)
Realized loss on sale of investment in iBio Stock	(35)	-	(35)	-
Unrealized gain (loss) on investments	31	(22)	27	(42)
Other income, net	4	25	7	31
Other income (expense), net	(12)	(39)	(26)	(85)

(Loss) income before income taxes	(45)	691	(29)	1,230

Income tax (expense) benefit, net	(10)	340	(61)	317

Net income	$(55)	$1,031	$(90)	$1,547

Basic earnings per common share	$(0.00)	$0.04	$(0.00)	$0.05

Diluted earnings per common share	$0.03	$0.03	$0.05	$0.05

Weighted average common shares outstanding - basic	29,949,610	29,823,919	29,929,610	29,823,029
Add: Equivalent shares outstanding - Stock Options	-	2,623,104	-	2,617,930
Weighted average common shares outstanding - diluted	29,949,610	32,447,023	29,929,610	32,440,959

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2022	2022
Assets
Current Assets:
Cash	$1,085	$331
Accounts receivable, net	4,509	4,888
Inventories	10,264	11,055
Other current assets	527	352
Total current assets	16,385	16,626

Property and equipment, net	1,789	1,910
Operating lease right-of-use assets (includes $2,435 and $1,839 with a related party)	3,053	1,867
Deferred tax assets, net	4,764	4,798
Security deposits and other assets	61	49
Total Assets	$26,052	$25,250

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$-	$101
Accounts payable (includes $99 and $72 due to related party)	2,955	3,209
Accrued expenses and other current liabilities	1,322	1,411
Current portion of long term debt, net	42	32
Current portion of operating lease liabilities (includes $756 and $503 with a related party)	869	510
Total current liabilities	5,188	5,263

Long term debt	28	53
Operating lease liabilities (includes $1,679 and $1,338 with a related party)	2,184	1,359
Total liabilities	7,400	6,675

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,984,510 and 29,949,610 shares issued and outstanding, respectively	60	60
Additional paid-in capital	51,086	50,919
Accumulated deficit	(32,395)	(32,305)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,652	18,575
Total Liabilities and Stockholders' Equity	$26,052	$25,250

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022:							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2022	29,984,510	$60	$50,919	$(32,305)	34,900	$(99)	$18,575
Stock compensation expense for employee stock options	-	-	81	-	-	-	81
Net loss	-	-	-	(35)	-	-	(35)
Balance, September 30, 2022	29,984,510	60	51,000	(32,340)	34,900	(99)	18,621
Stock compensation expense for employee stock options	-	-	86	-	-	-	86
Net loss	-	-	-	(55)	-	-	(55)
Balance, December 31, 2022	29,984,510	$60	$51,086	$(32,295)	34,900	$(99)	$18,652

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2021	29,838,177	$60	$50,516	$(36,143)	34,900	$(99)	$14,334
Stock compensation expense for employee stock options	-	-	37	-	-	-	37
Shares issued upon exercise of employee stock options	17,000	-	4	-	-	-	4
Net income	-	-	-	516	-	-	516
Balance, September 30, 2021	29,855,177	60	50,557	(35,627)	34,900	(99)	14,891
Stock compensation expense for employee stock options	-	-	145	-	-	-	145
Shares issued upon exercise of employee stock options	11,667	-	3	-	-	-	3
Net income	-	-	-	1,031	-	-	1,031
Balance, December 31, 2021	29,866,844	$60	$50,705	$(34,596)	34,900	$(99)	$16,070

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Six months ended
	December 31,
	2022	2021
Cash flows provided by operating activities:
Net (loss) income	$(90)	$1,547
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	181	164
Amortization of operating lease right-of-use assets	374	251
Stock based compensation	167	182
Change in deferred tax assets	34	(482)
Realized loss on sale of investment in iBio Stock	35	-
Unrealized (gain) loss on investment in iBio Stock	(27)	42
Other, Net	6	(6)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	379	309
Inventories	791	(1,426)
Other current assets	(187)	(313)
Security deposits and other assets	(21)	(9)
(Decrease) increase in:
Accounts payable	(232)	835
Accrued expenses and other liabilities	(89)	(129)
Operating lease obligations	(373)	(252)
Net cash provided by operating activities	948	713

Cash flows from investing activities:
Purchase of property and equipment	(82)	(308)
Proceeds from sale of iBio Stock	4	-
Proceeds from sale of machinery and equipment	-	21
Net cash used in investing activities	(78)	(287)

Cash flows from financing activities:
Advances (repayments) under revolving credit facility	(101)	972
Proceeds from exercise of employee stock options	-	7
Repayments under term note payables	-	(1,453)
Repayments under finance lease obligations	(15)	-
Net cash used in financing activities	(116)	(474)

Net increase (decrease) in cash	754	(48)
Cash at beginning of period	331	210
Cash at end of period	$1,085	$162

Supplemental disclosures of cash flow information:
Interest paid	$21	$59
Income taxes paid	$-	$371
Supplemental disclosures of non-cash flow transactions:
Acquisition of right-of-use assets, net	1,560	-
Amount owed on purchase of property and equipment	$-	$2

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 1. Nature of Operations, Principles of Consolidation and Basis of Presentation of Interim Financial Statements

Nature of Operations

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States and Luxembourg. The Company was originally incorporated in the state of Delaware on August 31, 1995 under the name Chem International, Inc. On December 5, 2000, the Company changed its name to Integrated Health Technologies, Inc. and on January 29, 2003 changed its name to Integrated BioPharma, Inc.  The Company restated its certificate of incorporation in Delaware in June 2006.  The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc. (“MDC Warehousing“), a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the three and six months ended December 31, 2022 and 2021.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“Form 10-K”), as filed with the SEC. The June 30, 2022 balance sheet was derived from audited financial statements,

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results for the full fiscal year ending June 30, 2023 or for any other period.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

For the three months ended December 31, 2022 and 2021, the Company had a federal income tax benefit of $4 and $444, respectively and state income tax expense, net of approximately $14 and $104, respectively.  For the six months ended December 31, 2022 and 2021, the Company had a federal deferred tax expense of $21 and a federal income tax benefit of $482, respectively and state income tax expense, net of approximately $44 and $311, respectively.  The net federal income tax benefit of $444 in the three months ended December 31, 2021, includes the release of $546 of the allowance on deferred tax assets, respectively. The net federal income tax benefit of $482, in the six months ended December 31, 2021, includes the release of $674 of the allowance on deferred tax assets.

Leases.  The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its consolidated balance sheets. Finance leases are included in property and equipment, current portion of long term debt, and long-term debt obligation on our condensed consolidated statement of financial condition.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Anti-dilutive stock options	4,597,283	115,000	4,597,283	115,000
Total anti-dilutive shares	4,597,283	115,000	4,597,283	115,000

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2022	2022

Raw materials	$7,764	$7,856
Work-in-process	1,460	1,759
Finished goods	1,040	1,440
Total	$10,264	$11,055

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2022	2022

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,371
Machinery and equipment	6,768	6,727
Transportation equipment	6	6
	9,395	9,354
Less: Accumulated depreciation and amortization	(7,606)	(7,444)
Total	$1,789	$1,910

Depreciation and amortization expense recorded on property and equipment was $93 and $79 for the three months and $181 and $164 for six months ended December 31, 2022 and 2021, respectively.  Additionally, the Company disposed of fully depreciated property of $19 and $111 in the six months ended December 31, 2022 and 2021, respectively and recognized gain on sale of $21 in the six months ended December 31, 2021.

Note 4. Senior Credit Facility and Financed Lease Obligation

As of December 31, 2022 and June 30, 2022, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	As of December 31, 2022	As of June 30, 2022
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$-	$101	7.50%	5/15/2024
Financed lease obligation	70	85	0.0%	8/15/2024
Total outstanding debt	70	186
Less: Revolving Advances	-	(101)
Current portion of long term debt, net	(42)	(32)
Long term debt, net	$28	$53

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

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. (“iBio Stock”) owned by the Company.  As of December 31, 2022, the Company has sold all of its investment in iBio Stock, the proceeds of which were paid to PNC, as disclosed below.  Revolving Advances bear interest at PNC’s Base Rate (7.5% and 4.75% as of December 31 and June 30, 2022, respectively) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bore interest at PNC’s Base Rate (5.0% as of June 30, 2022) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.  As of February 10, 2023, the Revolving Advance interest rate is 7.75%.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow (as defined in the Amended Loan Agreement) for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of December 31, 2022, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the fiscal year ended June 30, 2021, to repay the Term Loan. Additionally, with the required annual payment of 25% of Excess Cash Flow for the fiscal year ended June 30, 2021, together with the required monthly installments of $43, the Company satisfied all the remaining principal payments required under the Term Note on January 3, 2022.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers. In the three months ended December 31, 2022 and 2021, approximately 91% and 90%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 70% and 25% and 73% and 21% in the three months ended December 31, 2022 and 2021, respectively of the Contract Manufacturing Segment net sales.  In the six months ended December 31, 2022  and 2021, approximately 88% and 90% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 66% and 27% in the six months ended December 31, 2022 and 69% and 25% of net sales in the six months ended December 31, 2021, respectively of the Contract Manufacturing Segment net sales.  Accounts receivable from these two major customers represented approximately 87% and 70% of total net accounts receivable as of December 31 and June 30, 2022, respectively. Two other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 81% and 1% and 34% and 23% of net sales of the Other Nutraceutical Segment in the three months ended December 31, 2022 and 2021, and 66% and 15% and 23% and 27%, of net sales of the Other Nutraceutical Segment in the six months ended December 31, 2022 and 2021, respectively.

The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 75% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on August 31, 2026.

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

Note 6. Leases and other Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of approximately 2 to 5 years.

The components of lease expense for the three months ended December 31, 2022 and 2021, were as follows:

	Three months ended December 31,
	2022			2021
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$210	$29	$239	$142	$21	$163

Finance Lease Costs:
Amortization of right-of use assets	$-	$3	3	$-	$-	$-
Total finance lease cost	$-	$3	$3	$-	$-	$-

The components of lease expense for the six months ended December 31, 2022 and 2021, were as follows:

	Six months ended December 31,
	2022			2021
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$421	$46	$467	$283	$47	$330

Finance Lease Costs:
Amortization of right-of use assets	-	$6	$6	$-	$-	$-
Total finance lease cost	$-	$6	$6	$-	$-	$-

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

Rent expense and lease amortization costs for the three months ended December 31, 2022 and 2021 on these leases were $321 and $223 respectively, and for the six months ended December 31, 2022 and 2021 were $637 and $444, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2022 and June 30, 2022, the Company had outstanding current obligations to Vitamin Realty of $99 and $72, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet.  Additionally, the Company has operating lease obligations of $2,435 and $1,841 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 and June 30, 2022, respectively.

Other Operating Lease Liabilities.  The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2023, related to machinery and equipment and office equipment.

In the six months ended December 31, 2022, in addition to the Third Amendment with Vitamin Realty,  the Company renewed, for one year, an operating lease for office space with an annual commitment of $10 and entered into a five year lease for additional warehouse space of 12,500 square feet with an annual commitment of $119 in the first year increasing to $134 in the fifth year of the lease (the “Warehouse Lease”).  The Warehouse Lease includes additional rent of not less than $1 per month for the Company’s pro rata portion of the lessor’s operating expenses and commenced on December 1, 2022.

As of December 31, 2022, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,435	$756	$1,679	$2,597
Warehouse Lease	593	105	488	698
Office equipment leases	25	8	17	28
	$3,053	$869	$2,184	$3,323

As of June 30, 2022, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,839	$503	$1,338	$1,972
Office equipment leases	28	7	21	32
	$1,867	$510	$1,359	$2,004

As of December 31, 2022 and June 30, 2022, the Company’s weighted average discount rate and remaining term on operating lease liabilities were approximately 4.24% and 3.75% and 3.4 years and 4.4 years, respectively.  As of each December 31, 2022 and June 30, 2022, the Company’s weighted average discount rate for the outstanding finance lease obligation is 0% and the remaining term on finance lease obligation is approximately 1.7 years and 2.2 years, respectively.  The ROU asset related to the finance lease obligation and lease obligation are included in Property and Equipment, net and Long Term Debt, respectively in the accompanying Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the six months ended December 31, 2022, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$421	$46	$467
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	15	15

Supplemental cash flows information related to leases for the six months ended December 31, 2021, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$283	$47	$330
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	-	-

Maturities of operating lease liabilities as of December 31, 2022 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Obligation	Total

2023, remaining	$72	$421	$21	$514
2024	146	842	42	1,030
2025	149	842	7	998
2026	149	492	-	641
2027	148	-	-	148
2028	62	-	-	62
Total minimum lease payments	726	2,597	70	3,390
Imputed interest	(104)	(162)	-	(266)
Total	$622	$2,435	$70	$3,127

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

Note 8. Equity Transactions and Stock-Based Compensation

In November, 2022, the Board of Directors authorized the issuance of up to 538,500 stock options to Company officers and employees. The Company issued 527,000 stock options with an exercise price ranging from $0.41 to $0.45, vesting over three years, with expiration terms of either five or ten years from the date of grant.  For the three and six months ended December 31, 2022 and 2021, the Company incurred stock-based compensation expense of $86 and $145, and $167 and $182, respectively.  The Company expects to record additional stock-based compensation of $501 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the six months ended December 31, 2022:

Risk Free Interest Rate	3.85% to 4.00%
Volatility	103.3% to 116.9%
Term	4 .5 to 7.5 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.41

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

A summary of the Company’s stock option activity, and related information for the six months ended December 31, 2022 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2022	4,443,933	$0.36
Granted	527,000	0.42
Exercised	-	-
Terminated	(373,650)	0.40
Expired	-	-
Outstanding as of December 31, 2022	4,597,283	$0.36
Exercisable at December 31, 2022	3,533,717	$0.29

Note 9. Segment Information and Disaggregated Revenue

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended December 31, 2022 and 2021 were $1,914 and $2,333, respectively and for the six months ended December 31, 2022 and 2021 were $2,473 and $4,553, respectively.

Financial information relating to the three months ended December 31, 2022 and 2021 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2022	$9,768	$1,914	$11,682	$944	$92	$32
	2021	11,729	2,333	14,062	1,550	78	177

Other Nutraceutical Businesses	2022	572	-	572	126	1	-
	2021	532	-	532	200	1	-

Total Company	2022	10,340	1,914	12,254	1,070	93	32
	2021	12,261	2,333	14,594	1,750	79	177

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the six months ended December 31, 2022 and 2021 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2022	$20,770	$2,473	$23,243	$1,767	$179	$82
	2021	21,874	4,523	26,397	2,851	162	308

Other Nutraceutical Businesses	2022	1,337	-	1,337	300	2	-
	2021	918	30	948	323	2	-

Total Company	2022	22,107	2,473	24,580	2,067	181	82
	2021	22,792	4,553	27,345	3,174	164	308

	Total Assets as of
	December 31,	June 30,
	2022	2022
Contract Manufacturing	$19,880	$19,061
Other Nutraceutical Businesses	6,172	6,189
Total Company	$26,052	$25,250

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

For the six months ended December 31, 2022, our net sales from operations decreased by $2,765 to approximately $24,580 from approximately $27,345 in the six months ended December 31, 2021.    Our net sales in the Contract Manufacturing Segment decreased by $3,154, offset by an increase in our Other Nutraceuticals Segment of $389.  Net sales decreased in our Contract Manufacturing Segment primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $2,620 and $504, respectively.  Revenues in the six months ended December 31, 2022 were higher than the six months ended December 31, 2021 in our Other Nutraceuticals Segment by $389, primarily due to MDC Warehousing from increased business from a significant customer in this business segment representing approximately 66% of the revenue in the six months ended December 31, 2022 in our Other Nutraceuticals Segment.  This customer represented 23% of revenues in our Other Nutraceutical Segment in the six months ended December 31, 2021.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

For the six months ended December 31, 2022, we had an operating loss of approximately $3, a decrease of approximately $1,318 from operating income of approximately $1,315 for the six months ended December 31, 2021. Our profit margins decreased from approximately 11.6% of net sales in the six months ended December 31, 2021 to approximately 8.4% of net sales in the six months ended December 31, 2022, primarily as a result of the decreased sales in our Contract Manufacturing Segment of approximately $3,154 and increased direct cost of sales for MDC Warehousing of $248.  Our consolidated selling and administrative expenses increased by approximately $211 or approximately 11.4% in the six months ended December 31, 2022 compared to the six months ended December 31, 2021.  Our salaries and employee benefits increased as a result of increased (i) bonuses of $35, (ii) base pay of $32 and (iii) payroll taxes and other employee benefits of $79.  Other expenses increased by $60 primarily as a result of increased professional and consulting fees of $25 and the six month period ended December 31, 2021 had an offset of $23 to general expenses from an insurance claim reimbursement for property losses incurred from Hurricane IDA.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended December 31, 2022, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2022 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2022	2021	2022		2021

Sales, net	100.0%	100.0%	100.0%		100.0%

Costs and expenses:
Cost of sales	91.3%	88.0%	91.6%		88.4%
Selling and administrative	9.0%	7.0%	8.4%		6.8%
	100.3%	95.0%	100.0%		95.2%
(Loss) income from operations	(0.3% )	5.0%	(0.0%	)	4.8%

Other income (expense), net
Interest expense	(0.1% )	(0.3% )	(0.1%	)	(0.3% )
Realized loss on sale of investment in iBio Stock	(0.3% )	-	(0.1%	)	-
Unrealized (gain) loss on investment in iBio Stock	0.3%	(0.2% )	0.1%		(0.1% )
Other income, net	0.0%	0.2%	0.0%		0.1%
Other expense, net	(0.1% )	(0.3% )	(0.1%	)	(0.3% )

(Loss) income before income taxes	(0.4% )	4.7%	(0.1%	)	4.5%

Income tax benefit (expense), net	0.0%	2.4%	(0.3%	)	1.2%

Net (loss) income	(0.4% )	7.1%	(0.4%	)	5.7%

For the Six Months Ended December 31, 2022 compared to the Six Months Ended December 31, 2021

Sales, net. Sales, net, for the six months ended December 31, 2022 and 2021 were $24,580 and $27,345, respectively, a decrease of 10.1%, and were comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2022	2021	2022 vs 2021	2022 vs 2021
	(amounts in thousands)
Contract Manufacturing:
US Customers	$20,770	$21,874	$(1,104)	(5.0%	)
International Customers	2,473	4,523	(2,050)	45.3%
Net sales, Contract Manufacturing	23,243	26,397	(3,154)	(11.9%	)

Other Nutraceuticals:
US Customers	1,337	918	419	45.6%
International Customers	-	30	(30)	(100.0%	)
Net sales, Other Nutraceuticals	1,337	948	389	41.0%

Total net sales	$24,580	$27,345	$(2,765)	(10.1%	)

In the six months ended December 31, 2022 and 2021, a significant portion of our consolidated net sales, approximately 88% and 90%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 66% and 27% and 69% and 25%, respectively, of our Contract Manufacturing Segment’s net sales in the six months ended December 31, 2022 and 2021, respectively.

Revenues in the six months ended December 31, 2022 were higher than the six months ended December 31, 2021 in our Other Nutraceuticals Segment by $389, primarily due to MDC Warehousing from increased business from a significant customer in this business segment representing approximately 66% of the revenue in the six months ended December 31, 2022 in our Other Nutraceuticals Segment.  This customer represented 23% of revenues in our Other Nutraceutical Segment in the six months ended December 31, 2021.    A second customer in our Other Nutraceutical Segment represented 15% and 27% of this segment’s net sales in the six months ended December 31, 2022 and 2021, respectively.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $2,765 was primarily the result of decreased net sales in our Contract Manufacturing Segment of $3,154 primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $2,620 and $504, respectively.

Cost of sales. Cost of sales decreased by approximately $1,658 to $22,513 for the six months ended December 31, 2022, as compared to $24,171 for the six months ended December 31, 2021 or approximately 7%. Cost of sales increased as a percentage of sales to 91.6% for the six months ended December 31, 2022 as compared to 88.4% for the six months ended December 31, 2021. The decrease of 7% in the cost of goods sold amount is the result in the change of the product mix sold in the Contract Manufacturing Segment and the decrease in net sales.  The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the decreased net sales used to offset the fixed manufacturing overhead.

Selling and Administrative Expenses. There was an increase in selling and administrative expenses of $211 or approximately 11.4% in the six months ended December 31, 2022 as compared to the six months ended December 31, 2021.  As a percentage of sales, net, selling and administrative expenses were approximately 8.4% and 6.8% in the six months ended December 31, 2022 and 2021, respectively. Our salaries and employee benefits increased by $146 and other selling and administrative expenses increased by $65.  Salaries and employee benefits increased as a result of increased (i) bonuses of $35, (ii) base pay of $32 and (iii) payroll taxes and other employee benefits of $79.  Other expenses increased by $60 primarily as a result of increased professional and consulting fees of $25 and the six month period ended December 31, 2021 had an offset of $23 from an insurance claim reimbursement for property losses incurred from Hurricane IDA. No other component of selling and administrative expenses increased or decreased by more than $15 in the six-month period ended December 31, 2022 compared to the same period ended December 31, 2021.

Other income (expense), net. Other income (expense), net was approximately $26 for the six months ended December 31, 2022 compared to $85 for the six months ended December 31, 2021, and was composed of:

	Six months ended
	December 31,
	2022	2021
	(dollars in thousands)
Interest expense	$(25)	$(74)
Realized loss on sale of investment in iBio Stock	(35)	-
Unrealized gain (loss) on investment in iBio Stock	27	(42)
Other income	7	31
Other income (expense), net	$(26)	$(85)

Our interest expense for the six months ended December 31, 2022 decreased by $49 from the six-month period ended December 31, 2020, primarily resulting from of lower average daily balances outstanding under the Senior Credit Facility with PNC.

In the six months ended December 31, 2022, we sold our remaining iBio Stock, for a loss of $35 with no such sales in the six months ended December 31, 2021.  Also, in the six months ended December 31, 2022, we had an unrealized gain on the remaining iBio Stock of approximately $27, with an unrealized loss of approximately $42 on the remaining iBio Stock in the six months ended December 31, 2021.  The six months ended December 31, 2021 had net gains on disposal of fixed assets of $21 and income from back office service agreements of $10, with no such income items in the six months ended December 31, 2022.

Income tax benefit (expense), net. For the six months ended December 31, 2022 and 2021, we had a state income tax provision of approximately $44 and $165, respectively and federal income tax expense of $21 in the six months ended December 31, 2022 and a federal income tax benefit of $482 in the six months ended December 31, 2021.   The net federal income tax benefit of $482, in the six months ended December 31, 2021, includes the release of $674 of the allowance on deferred tax assets.

Net (loss) income. We had a net loss for the six months ended December 31, 2022 of approximately $90 compared to net income of approximately $1,547 in the six months ended December 31, 2021. The decrease of approximately $1,637 was primarily the result of decreased operating income of $1,318 and the change in the provision for income taxes of $378, offset by the decrease in other expense, net of $59.

For the Three Months Ended December 31, 2022 compared to the Three Months Ended December 31, 2021

Sales, net. Sales, net, for the three months ended December 31, 2022 and 2021 were $12,254 and $14,594, respectively, a decrease of 16.0%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2022	2021	2022 vs 2021	2022 vs 2021
	(amounts in thousands)
Contract Manufacturing:
US Customers	$9,738	$11,729	$(1,961)	(16.7%	)
International Customers	1,914	2,333	(419)	(18.0%	)
Net sales, Contract Manufacturing	11,682	14,062	(2,380)	(16.9%	)

Other Nutraceuticals:
US Customers	572	532	40	7.5%
International Customers	-	-	-	-
Net sales, Other Nutraceuticals	572	532	40	7.5%

Total net sales	$12,254	$14,594	$(2,340)	(16.0%	)

For the three months ended December 31, 2022 and 2021, a significant portion of our consolidated net sales, approximately 91% and 90%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 70% and 25% and 73% and 21%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended December 31, 2022 and 2021, respectively.

Revenues in the three months ended December 31, 2022 were higher than the three months ended December 31, 2021 in our Other Nutraceuticals Segment by $40, primarily due to MDC Warehousing from increased business from a significant customer in this business segment representing approximately 81% of the revenue in the three months ended December 31, 2022 in our Other Nutraceuticals Segment.  This customer represented 34% of revenues in our Other Nutraceutical Segment in the three months ended December 31, 2021. This was offset by another customer in our Other Nutraceuticals Segment customer with decreased sales of $117. This customer represented 34% and 1% of our Other Nutraceuticals Segment net sales in the three months ended December 31, 2022 and 2021, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $2,340 was primarily the result of decreased net sales in our Contract Manufacturing Segment of $2,380 primarily due to decreased sales volumes to Life Extension and Herbalife of $1,724 and $349, respectively.

Cost of sales.  Cost of sales decreased by approximately $1,660 to $11,184 for the three months ended December 31, 2022, as compared to $12,844 for the three months ended December 31, 2021 or approximately 13%. Cost of sales increased as a percentage of sales to 91.3% for the three months ended December 31, 2022 as compared to 88.0% for the three months ended December 31, 2021. The decrease of 13% in the cost of goods sold amount is the result in the change of the product mix sold in the Contract Manufacturing Segment and the decrease in net sales.  The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the decreased net sales used to offset the fixed manufacturing overhead.

Selling and Administrative Expenses.  There was an increase in selling and administrative expenses of $83, approximately 8.2% in the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.  As a percentage of sales, net, selling and administrative expenses were approximately 9.0% and 7.0% in the three months ended December 31, 2022 and 2021, respectively. The increase of $83 was primarily from an increase in  salaries and employee benefit costs of $60, the offset of $38 to other expenses for damages recovered that were incurred as the result of Hurricane IDA and an increase in professional and consulting fees of $19, offset by a decrease in employee stock compensation expense of $59. No other component of selling and administrative expenses increased or decreased by more than $8 in the three-month period ended December 31, 2022 compared to the same period ended December 31, 2021.

Other income (expense), net. Other income (expense), net was approximately $12 for the three months ended December 31, 2022 compared to $39 for the three months ended December 31, 2021, and is composed of:

	Three months ended
	December 31,
	2022	2021
	(dollars in thousands)
Interest expense	$(12)	$(42)
Realized loss on investment in iBio Stock	(35)	-
Unrealized gain (loss) on investment in iBio Stock	31	(22)
Other income	4	25
Other expense, net	$(12)	$(39)

Our interest expense for the three months ended December 31, 2022 decreased by $30 from the three-month period ended December 31, 2021, primarily as the result of lower average daily balances outstanding under the Senior Credit Facility with PNC.

In the three months ended December 31, 2022, we sold our remaining iBio Stock, for a loss of $35 with no such sales in the three months ended December 31, 2021.  Also, in the three months ended December 31, 2022, we had an unrealized gain on the remaining iBio Stock of approximately $31, with an unrealized loss of approximately $22 on the remaining iBio Stock in the three months ended December 31, 2021.  The three months ended December 31, 2021 had net gains on disposal of fixed assets of $21 and income from back office service agreements of $5, with no such income items in the three months ended December 31, 2022.

Income tax benefit (expense), net. For the three months ended December 31, 2022 we had a federal income tax benefit of $4 and $444 in the three months ended December 31, 2022 and 2021, respectively and state income tax expense, net of approximately $14 and $104, in the three months ended December 31, 2022 and 2021, respectively.

Net (loss) income. We had a net loss of $55 in the three months ended December 31, 2022 compared to net income of $1,031 for the three months ended December 31, 2021.  The decrease of approximately $1,086 was primarily the result of the decrease in operating income of $763 and the change in the provision for income taxes of $350, offset by the decrease in other expense, net of $27.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2022	2021
	(dollars in thousands)

Net cash provided by operating activities	$948	$713
Net cash used in investing activities	$(78)	$(287)
Net cash used in financing activities	$(116)	$(474)

Cash at end of period	$1,085	$162

At December 31, 2022, our working capital was approximately $11,197, a decrease of $166 from our working capital of $11,363 at June 30, 2022. Our current assets decreased by $241 offset by the decrease in our current liabilities of $75. The increase in the current assets is primarily from decreases in inventories and accounts receivable, net in the amounts of $791 and $379, respectively, offset, by increases in cash $754 and other current assets of $175.

Operating Activities

Net cash provided by operating activities of $948 in the six months ended December 31, 2022 includes net loss of approximately $90. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $680. Net cash provided by our operations in the six months ended December 31, 2022 included cash from our working capital assets and liabilities in the amount of approximately $268 and was primarily the result of decreases in our inventory and accounts receivable, net of $791 and $379, respectively, offset by an aggregate decrease in accounts payable, accrued expenses and other liabilities of $321 and operating lease obligations of $373 and an increase in prepaid expenses and other assets of $208.

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

Investing Activities

Cash used in investing activities in the six months ended December 31, 2022 of approximately $78 was for the purchase of machinery and equipment of $82 offset by proceeds from the sale of iBio Stock in the amount of $4. Cash used in investing activities of $287 in the six months ended December 31, 2021 was for the purchase of machinery and equipment of $308 offset by proceeds from the sale of fully depreciated machinery and equipment of $21.

Financing Activities

Cash used in financing activities was approximately $116 for the six months ended December 31, 2022, and was primarily from repayments of net advances under our revolving credit facility of $101 and principal payments under our financed lease obligations of $15.

Cash used in financing activities was approximately $474 for the six months ended December 31, 2021, and was primarily from repayments of principal payments under our term note in the amount of $1,453, offset by net advances under our revolving credit facility of approximately $972 and proceeds from exercised stock options of $7.

As of December 31, 2022, we had cash of $1,085, funds available under our revolving credit facility of approximately $6,104 and working capital of approximately $11,197. We had an operating loss of $3, in the six months ended December 31, 2022, which included non-cash expenses of $348 such as amortization, depreciation and employee stock compensation expense.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending February 10, 2023.

Our total annual commitments at December 31, 2022 for long term non-cancelable leases of approximately $1,030 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment and office equipment.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2022 and 2021 were approximately $82 and $308, respectively. The Company has budgeted approximately $500 for capital expenditures for fiscal year 2023. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)         Exhibits

Exhibit

Number

10.1	Lease Agreement between Elizabeth Industrial Park, LLC c/o Palin Enterprises, and MDC Warehousing and Distribution, Inc. dated November 22, 2022.
31.1	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS***	Inline XBRL Instance	Furnished herewith
101.SCH***	Inline XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL***	Inline XBRL Taxonomy Extension Calculation	Furnished herewith
101.DEF***	Inline XBRL Taxonomy Extension Definition	Furnished herewith
101.LAB***	Inline XBRL Taxonomy Extension Labels	Furnished herewith
101.PRE***	Inline XBRL Taxonomy Extension Presentation	Furnished herewith
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: February 10, 2023	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: February 10, 2023	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: February 10, 2023	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President