Form 10-Q
period 2023-03-31
INTEGRATED BIOPHARMA INC
filed 2023-05-11
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☑

As of May 11, 2023, there were 29,932,944 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three and Nine Months Ended March 31, 2023

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2023	2022	2023	2022

Sales, net	$13,098	$15,634	$37,678	$42,979
Cost of sales	12,090	13,652	34,603	37,823

Gross profit	1,008	1,982	3,075	5,156
Selling and administrative expenses	964	990	3,034	2,849

Operating income	44	992	41	2,307

Other income (expense), net
Interest expense	(13)	(30)	(38)	(104)
Realized loss on sale of investment in iBio Stock	-	-	(35)	-
Unrealized (loss) gain on investments	-	(6)	27	(48)
Other income, net	15	4	22	35
Other income (expense), net	2	(32)	(24)	(117)

Income before income taxes	46	960	17	2,190

Income tax (expense) benefit, net	(30)	(163)	(91)	154

Net income (loss)	$16	$797	$(74)	$2,344

Basic earnings per common share	$0.00	$0.03	$(0.00)	$0.08

Diluted earnings per common share	$0.00	$0.03	$(0.00)	$0.07

Weighted average common shares outstanding - basic	29,949,610	29,821,138	29,949,610	29,826,321
Add: Equivalent shares outstanding	1,513,699	2,539,260	-	2,587,508
Weighted average common shares outstanding - diluted	29,949,610	32,360,398	29,949,610	32,413,829

                     See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	June 30,
	2023	2022
Assets
Current Assets:
Cash	$2,529	$331
Accounts receivable, net	4,683	4,888
Inventories	9,937	11,055
Other current assets	359	352
Total current assets	17,508	16,626

Property and equipment, net	1,719	1,910
Operating lease right-of-use assets (includes $2,249 and $1,839 with a related party)	2,839	1,867
Deferred tax assets, net	4,756	4,798
Security deposits and other assets	58	49
Total Assets	$26,880	$25,250

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$-	$101
Accounts payable (includes $33 and $72 due to related party)	3,533	3,209
Accrued expenses and other current liabilities	1,707	1,411
Current portion of long term debt, net	42	32
Current portion of operating lease liabilities (includes $764 and $503 with a related party)	878	510
Total current liabilities	6,160	5,236

Long term debt	18	53
Operating lease liabilities (includes $1,485 and $1,338 with a related party)	1,961	1,359
Total liabilities	8,139	6,675

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,984,510 and 29,949,610 shares issued and outstanding, respectively	60	60
Additional paid-in capital	51,159	50,919
Accumulated deficit	(32,379)	(32,305)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,741	18,575
Total Liabilities and Stockholders' Equity	$26,880	$25,250

  See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31,  2023:

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2022	29,984,510	$60	$50,919	$(32,305)	34,900	$(99)	$18,575
Stock compensation expense for employee stock options	-	-	81	-	-	-	81
Net loss	-	-	-	(35)	-	-	(35)
Balance, September 30, 2022	29,954,510	60	51,000	(32,340)	34,900	(99)	18,621
Stock compensation expense for employee stock options	-	-	86	-	-	-	86
Net loss	-	-	-	(55)	-	-	(55)
Balance, December 31, 2022	29,954,510	60	51,086	(32,395)	34,900	(99)	18,652
Stock compensation for employee stock options	-	-	73	-	-	-	73
Net income	-	-	-	16	-	-	16
Balance, March 31, 2023	29,954,510	$60	$51,159	$(32,379)	34,900	$(99)	$18,741

FOR THE THREE AND NINE MONTHS ENDED MARCH 31,  2022:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2021	29,838,177	$60	$50,516	$(36,143)	34,900	$(99)	$14,334
Stock compensation expense for employee stock options	-	-	37	-	-	-	37
Shares issued upon exercise of employee stock options	17,000	-	4	-	-	-	4
Net income	-	-	-	516	-	-	516
Balance, September 30, 2021	29,855,177	60	50,557	(35,627)	34,900	(99)	14,891
Stock compensation expense for employee stock options	-	-	145	-	-	-	145
Shares issued upon exercise of employee stock options	11,667	-	3	-	-	-	3
Net income	-	-	-	1,031	-	-	1,031
Balance, December 31, 2021	29,866,844	60	50,705	(34,596)	34,900	(99)	16,070
Stock compensation expense for employee stock options	-	-	108	-	-	-	108
Shares issued upon exercise of employee stock options	1,000	-	-	-	-	-	-
Net income	-	-	-	797	-	-	797
Balance, March 31, 2022	29,867,844	$60	$50,813	$(33,799)	34,900	$(99)	$16,975

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended
	March 31,
	2023	2022
Cash flows provided by operating activities:
Net (loss) income	$(74)	$2,344
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	267	247
Amortization of operating lease right-of-use assets	588	374
Stock based compensation	240	290
Change in deferred tax assets	42	(402)
Realized loss on sale of investment in iBio Stock	35	-
Unrealized (gain) loss on investment in iBio Stock	(27)	48
Other, net	9	(4)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	205	(394)
Inventories	1,118	(1,401)
Other assets	(39)	(239)
(Decrease) increase in:
Accounts payable	346	1,285
Accrued expenses and other liabilities	296	(385)
Operating lease obligations	(588)	(375)
Net cash provided by operating activities	2,418	1,388

Cash flows from investing activities:
Purchase of property and equipment	(98)	(451)
Proceeds from sale of iBio Stock	4	-
Proceeds from sale of machinery and equipment	-	21
Net cash used in investing activities	(94)	(430)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	7
Repayments (advances) under revolving credit facility	(101)	555
Repayments under term note payables	-	(1,466)
Repayments under finance lease obligations	(25)	-
Net cash used in financing activities	(126)	(904)

Net increase in cash	2,198	54
Cash at beginning of period	331	210
Cash at end of period	$2,529	$264

Supplemental disclosures of cash flow information:
Interest paid	$31	$90
Income taxes paid	$-	$446

Supplemental disclosures of non-cash flow transactions:
Acquisition of right-of-use assets, net	$1,560	$-
Amount owed on purchase of property and equipment	$-	$84

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc. (“MDC Warehousing“), a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the three and nine months ended  March 31, 2023 and 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (“Form 10-K”), as filed with the SEC. The June 30, 2022 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results for the full fiscal year ending June 30, 2023 or for any other period.

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

Income Taxes. The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the three months ended March 31, 2023 and 2022, the Company had a federal deferred tax expense of $9 and a federal income tax benefit of $106, respectively, and state income tax expense, net of approximately $21 and $57, respectively.  For the nine months ended March 31, 2023 and 2022, the Company had a federal deferred tax expense of $26 and a federal income tax benefit of $377, respectively and state income tax expense, net of approximately $65 and $223, respectively.  The net federal income tax benefit of $377, in the nine months ended March 31, 2022, includes the release of $622 of the allowance on deferred tax assets.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its consolidated balance sheets. Finance leases are included in property and equipment, current portion of long term debt, and long-term debt obligation on the condensed consolidated statement of financial condition.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Anti-dilutive stock options	427,000	563,400	1,286,983	115,000
Total anti-dilutive shares	427,000	563,400	1,286,983	115,000

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2023	2022

Raw materials	$7,644	$7,856
Work-in-process	1,447	1,759
Finished goods	846	1,440
Total	$9,937	$11,055

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2023	2022

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,371
Machinery and equipment	6,783	6,727
Transportation equipment	6	6
	9,410	9,354
Less: Accumulated depreciation and amortization	(7,691)	(7,444)
Total	$1,719	$1,910

Depreciation and amortization expense recorded on property and equipment was $86 and $83 for the three months ended March 31, 2023 and 2022 and $267 and $247 for nine months ended March 31, 2023 and 2022, respectively. Additionally, the Company disposed of fully depreciated property of $20 and $147 in the nine months ended March 31, 2023 and 2022, respectively and recognized net gain on disposals of $22 in the nine months ended March 31, 2022.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 4. Senior Credit Facility and Financed Lease Obligation

As of March 31, 2023 and June 30, 2022, the Company had the following debt outstanding:

	Principal Amount		Interest	Maturity
	As of March 31, 2023	As of June 30, 2022	Rate	Date
Revolving advances under Senior Credit
Facility with PNC Bank, National Association	$-	$101	8.00%	5/15/2024
Financed lease obligation	60	85	0.00%	8/15/2024
Total outstanding debt	59	186
Less: Revolving Advances	-	(101)
Current portion of long term debt, net	(42)	(32)
Long term debt, net	$18	$53

SENIOR CREDIT FACILITY

On March 16, 2023, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012, as amended on February 19, 2016 and May 15, 2019.

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. (“iBio Stock”) owned by the Company.  As of March 31, 2023, the Company has sold all of its investment in iBio Stock, the proceeds of which were paid to PNC, as disclosed below.  Revolving Advances bear interest at PNC’s Base Rate (8.00% and 4.75% as of March 31, 2023 and June 30, 2022, respectively) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bore interest at PNC’s Base Rate (5.0% as of June 30, 2022) or the Eurodollar Rate at Borrowers’ option, plus 3.00%.  As of May 11, 2023, the Revolving Advance interest rate is 8.25%.

As of March 16, 2023, the Amended Loan Agreement provides that any loans, advances and/or other extensions of credit denominated in U.S. Dollars prior to March 16, 2023 that bear interest or are permitted to bear interest, and have fees, commissions or other  amounts based on the London Interbank Offered Rate administered by the ICE Benchmark Administration (which may be referred to as the “Eurodollar Rate” ( “LIBOR”) shall thereafter bear interest based on the Term SOFR Rate plus the SOFR Adjustment . The Term SOFR Rate, for any day, shall be equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate).  The SOFR Adjustment is defined as 10 basis points (0.10%).

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow (as defined in the Amended Loan Agreement) for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement. As of March 31, 2023, the Company was in compliance with the fixed charge coverage ratio maintenance requirement and with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the fiscal year ended June 30, 2021 to repay the Term Loan. Additionally, with the required annual payment of 25% of Excess Cash Flow for the fiscal year ended June 30, 2021, together with the required monthly installments of $43, the Company satisfied all the remaining principal payments required under the Term Note on January 3, 2022.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

Note 5. Significant Risks and Uncertainties

(a) Major Customers.  In the three months ended March 31, 2023 and 2022, approximately 88% and 92%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 68% and 23% and 70% and 24% in the three months ended March 31, 2023 and 2022, respectively of the Contract Manufacturing Segment net sales.  In the nine months ended March 31, 2023 and 2022, approximately 88% and 91% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 67% and 26% in the nine months ended March 31, 2023 and 69% and 24% of net sales in the nine months ended March 31, 2022, respectively of the Contract Manufacturing Segment net sales. Accounts receivable from these two major customers represented approximately 82% and 70% of total net accounts receivable as of March 31, 2023 and June 30, 2022, respectively. One other customer and a different second customer in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 47% and 27% and 45% and 11%, respectively, of net sales of the Other Nutraceutical Segment in the three months ended March 31, 2023 and 2022, and 61% and 11% and 42%, and 28%, of net sales of the Other Nutraceutical Segment in the nine months ended March 31, 2023 and 2022, respectively.

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

While the Company hasn’t, to date, seen a significant negative impact in its margins resulting from the coronavirus outbreak, it is experiencing a negative impact on its margins due to inflation and tightened labor markets.  The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including inflation, labor and shipping costs and its own increases in shipping, labor and other operating costs.  The Company’s results of operations may also be affected by economic conditions, including inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

The Company continues to experience minimal supply chain disruptions relating to fuel refinery and transportation issues as it pertains to shipping.  These issues first arose as result of the COVID-19 pandemic and other geo-political events. The significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and impact the Company’s operating results.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended March 31, 2023 and 2022, were as follows:

	Three months ended March 31,
	2023			2022
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$211	$53	$264	$141	$20	$161

Finance Lease Costs:
Amortization of right-of use assets	$-	$3	$3	$-	$-	$-
Total finance lease cost	$-	$3	$3	$-	$-	$-

The components of lease expense for the nine months ended March 31, 2023 and 2022, were as follows:

	Nine months ended March 31,
	2023			2022
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$632	$99	$731	$424	$67	$491

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$9	$9	$-	$-	$-
Total finance lease cost	$-	$9	$9	$-	$-	$-

Rent and lease amortization costs are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Operating Lease Liabilities

Related Party Operating Lease Liabilities.  Warehouse and office facilities are leased from Vitamin Realty Associates, LLC (“Vitamin Realty”), which is 100% owned by the estate of the Company’s former chairman, and a major stockholder and certain of his family members, who are the Co-Chief Executive Officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provided for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  On July 15, 2022, MDC entered into a third amendment of the lease (the “Third Lease Amendment”) with Vitamin Realty, increasing its rentable square footage to 116,175.  This Third Lease Amendment provided for minimum annual rental payments of $842, plus increases in real estate taxes and the building operating expenses allocation percentage and is effective as of July 1, 2022.

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

Rent expense and lease amortization costs for the three months ended March 31, 2023 and 2022 on these leases were $321 and $223 respectively, and for the nine months ended March 31, 2023 and 2022 were $958 and $667, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2023 and June 30, 2022, the Company had outstanding current obligations to Vitamin Realty of $33 and $72, respectively, included in accounts payable in the accompanying Condensed Consolidated Balance Sheet. Additionally, the Company has operating lease obligations of $2,249 and $1,839 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2023 and June 30, 2022, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 31, 2023, related to machinery and equipment and office equipment.

In the nine months ended March 31, 2023, in addition to the Third Amendment with Vitamin Realty,  the Company renewed, for one year, an operating lease for office space with an annual commitment of $10 and entered into a five year lease for additional warehouse space of 12,500 square feet with an annual commitment of $119 in the first year increasing to $134 in the fifth year of the lease (the “Warehouse Lease”).  The Warehouse Lease includes additional rent of not less than $1 per month for the Company’s pro rata portion of the lessor’s operating expenses and commenced on December 1, 2022.

As of March 31, 2023, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,249	$764	$1,485	$2,386
Warehouse Lease	567	107	461	665
Office Equipment Leases	23	7	15	25
	$2,839	$878	$1,961	$3,076

As of June 30, 2022, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,839	$503	$1,338	$1,972
Office equipment leases	28	7	21	32
	$1,867	$510	$1,359	$2,004

As of March 31, 2023 and June 30, 2022, the Company’s weighted average discount rate and remaining term on operating lease liabilities were approximately 4.33% and 3.75% and 3.1 years and 4.4 years, respectively.

As of each  March 31, 2023 and  June 30, 2022, the Company’s weighted average discount rate for the outstanding finance lease obligation is 0% and the remaining term on finance lease obligation is approximately 1.4 years and 2.2 years, respectively.  The ROU asset related to the finance lease obligation and lease obligation are included in Property and equipment, net and Long term debt, respectively in the accompanying Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the nine months ended March 31, 2023, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$632	$99	$731
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	25	25

Supplemental cash flows information related to leases for the nine months ended March 31, 2022, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$424	$67	$491
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	-	-

Maturities of operating lease liabilities as of March 31, 2023 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Obligation	Total

2023, remaining	$36	$210	$11	$257
2024	146	842	42	1,030
2025	149	842	7	998
2026	149	492	-	641
2027	148	-	-	148
2028	62	-	-	62
Total minimum lease payments	690	2,386	60	3,136
Imputed interest	(100)	(137)	-	(237)
Total	$590	$2,249	$60	$2,899

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

Note 8. Equity Transactions and Stock-Based Compensation

In  November, 2022, the Board of Directors authorized the issuance of up to 538,500 stock options to Company officers and employees. The Company issued 527,000 stock options with an exercise price ranging from $0.41 to $0.45, vesting over three years, with expiration terms of either five or ten years from the date of grant.  For the three and nine months ended  March 31, 2023 and 2022, the Company incurred stock-based compensation expense of $73 and $49, and $240 and $290, respectively.  The Company expects to record additional stock-based compensation of $346 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the nine months ended March 31, 2023:

Risk Free Interest Rate	3.85% to 4.00%
Volatility	103.3% to 116.9%
Term	4.5 to 7.5 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.41

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

A summary of the Company’s stock option activity, and related information for the nine months ended March 31, 2023 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2022	4,443,933	$0.36
Granted	527,000	0.42
Exercised	-	-
Terminated	(591,949)	0.46
Outstanding as of March 31, 2023	4,378,984	$0.35
Exercisable at March 31, 2023	3,576,550	$0.30

Note 9. Segment Information and Disaggregated Revenue

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended March 31, 2023 and 2022 were $2,188 and $2,562, respectively and for the nine months ended March 31, 2023 and 2022 were $6,576 and $7,139, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended March 31, 2023 and 2022 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2023	$10,417	$2,180	$12,597	$978	$86	$16
	2022	12,686	2,554	15,240	1,840	82	143

Other Nutraceutical Businesses	2023	493	8	501	30	-	-
	2022	386	8	394	142	1	-

Total Company	2023	10,910	2,188	13,098	1,008	86	16
	2022	13,072	2,562	15,634	1,982	83	143

Financial information relating to the nine months ended March 31, 2023 and 2022 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2023	$29,272	$6,568	$35,840	$2,745	$265	$98
	2022	34,559	7,077	41,636	4,691	244	451

Other Nutraceutical Businesses	2023	1,830	8	1,838	330	2	-
	2022	1,281	62	1,343	465	3	-

Total Company	2023	31,102	6,576	37,678	3,075	267	98
	2022	35,840	7,139	42,979	5,156	247	451

	Total Assets as of
	March 31,	June 30,
	2023	2022

Contract Manufacturing	$20,830	$19,061
Other Nutraceutical Businesses	6,050	6,189
Total Company	$26,880	$25,250

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

For the nine months ended March 31, 2023, our net sales from operations decreased by $5,301 to approximately $35,840 from approximately $42,979 in the nine months ended March 31, 2022. Our net sales in the Contract Manufacturing Segment decreased by $5,796, offset by an increase in our Other Nutraceuticals Segment of $495.  Net sales decreased in our Contract Manufacturing Segment was primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $5,036 and $894, respectively.  Revenues in the nine months ended March 31, 2023 were higher than the nine months ended March 31, 2022 in our Other Nutraceuticals Segment by $495, primarily due to MDC Warehousing from increased business from a significant customer in this business segment representing approximately 61% of the revenue in the nine months ended March 31, 2023 in our Other Nutraceuticals Segment.  This customer represented 42% of revenues in our Other Nutraceutical Segment in the nine months ended March 31, 2022.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

For the nine months ended March 31, 2023, we had an operating income of approximately $41, a decrease of approximately $2,266 from operating income of approximately $2,307 for the nine months ended March 31, 2022. Our profit margins decreased from approximately 12.0% of net sales in the nine months ended March 31, 2022 to approximately 8.2% of net sales in the nine months ended March 31, 2023, primarily as a result of the decreased sales in our Contract Manufacturing Segment of approximately $5,796 and increased direct cost of sales for MDC Warehousing of $402.  Our consolidated selling and administrative expenses increased by approximately $185 or approximately 6.5% in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022.  Our salaries and employee benefits increased by $132 as a result of increased (i) bonuses of $35, (ii) base pay of $23 and (iii) payroll taxes and other employee benefits of $74.  Other expenses increased by $53 primarily as a result of increased professional and consulting fees of $45.

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

While the Company hasn’t, to date, seen a significant negative impact in its margins resulting from the coronavirus outbreak, it is experiencing a negative impact on its margins due to inflation and tightened labor markets.  The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including inflation, labor and shipping costs and its own increases in shipping, labor and other operating costs.  The Company’s results of operations may also be affected by economic conditions, including inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

The Company continues to experience minimal supply chain disruptions relating to fuel refinery and transportation issues as it pertains to shipping.  These issues first arose as result of the COVID-19 pandemic and other geo-political events. The significant outbreak of this contagious disease in the human population has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and impact the Company’s operating results.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2023, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2022 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2023	2022	2023	2022

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	92.3%	87.4%	91.8%	88.0%
Selling and administrative	7.4%	6.3z %	8.1%	6.6%
	99.7%	93.7%	99.9%	94.6%
Income from operations	0.3%	6.3%	0.1%	5.4%

Other income (expense), net
Interest expense	(0.1% )	(0.2% )	(0.1% )	(0.2% )
Realized loss on sale of iBio Stock	-	-	(0.1% )	-
Unrealized (loss) gain on investments	-	(0.0% )	0.1%	(0.0% )
Other income, net	0.1%	0.0%	0.1%	0.1%
Other income (expense), net	0.0%	(0.2% )	(0.2% )	(0.3% )

Income before income taxes	0.3%	6.1%	(0.1% )	5.1%

Income tax (expense) benefit, net	(0.2% )	(1.0% )	(0.1% )	0.4%

Net income (loss)	0.1%	5.1%	(0.2% )	5.5%

For the Nine Months Ended March 31, 2023 compared to the Nine Months Ended March 31, 2022

Sales, net. Sales, net, for the nine months ended March 31, 2023 and 2022 were $37,678 and $42,979, respectively, a decrease of 12.3%, and were comprised of the following:

	Nine months ended		Dollar	Percentage
	March 31,		Change	Change
	2023	2022	2023 vs 2022	2023 vs 2022
	(amounts in thousands)
Contract Manufacturing:
US Customers	$29,272	$34,559	$(5,287)	(15.3%	)
International Customers	6,568	7,077	(509)	(7.2%	)
Net sales, Contract Manufacturing	35,840	41,636	(5,796)	(13.9%	)

Other Nutraceuticals:
US Customers	1,830	1,281	549	42.9%
International Customers	8	62	(54)	(87.1%	)
Net sales, Other Nutraceuticals	1,838	1,343	495	36.9%

Total net sales	$37,678	$42,979	$(5,301)	(12.3%	)

In the nine months ended March 31, 2023 and 2022, a significant portion of our consolidated net sales, approximately 82% and 91%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 67% and 26% and 69% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the nine months ended March 31, 2023 and 2022, respectively.

Revenues in the nine months ended March 31, 2023 were higher than the nine months ended March 31, 2022 in our Other Nutraceuticals Segment by $495, primarily due to MDC Warehousing from increased business from a significant customer in this business segment representing approximately 61% of the revenue in the nine months ended March 31, 2023 in our Other Nutraceuticals Segment.  This customer represented 42% of revenues in our Other Nutraceutical Segment in the nine months ended March 31, 2022.    Another customer in our Other Nutraceutical Segment represented 11% and 28% of this segment’s net sales in the nine months ended March 31, 2023 and 2022, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $5,301 was primarily the result of decreased net sales in our Contract Manufacturing Segment of $5,796 primarily due to decreased sales volumes to Life Extension and Herbalife in the amounts of $5,036 and $894, respectively.

Cost of sales. Cost of sales decreased by approximately $3,220 to $34,603 for the nine months ended March 31, 2023, as compared to $37,823 for the nine months ended March 31, 2022 or approximately 9%. Cost of sales increased as a percentage of sales to 91.8% for the nine months ended March 31, 2023 as compared to 88.0% for the nine months ended March 31, 2022. The decrease of 9% in the cost of goods sold amount is the result in the change of the product mix sold in the Contract Manufacturing Segment and the decrease in net sales.  The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the decreased net sales used to offset the fixed manufacturing overhead.

Selling and Administrative Expenses.  There was an increase in selling and administrative expenses of $185 or approximately 6.5% in the nine months ended March 31, 2023 as compared to the nine months ended March 31, 2022.  As a percentage of sales, net, selling and administrative expenses were approximately 8.1% and 6.6% in the nine months ended March 31, 2023 and 2022, respectively. Our salaries and employee benefits increased by $132 and other selling and administrative expenses increased by $53.  Salaries and employee benefits increased as a result of increased (i) bonuses of $35, (ii) base pay of $32 and (iii) payroll taxes and other employee benefits of $79.  Other expenses increased by $53 primarily as a result of increased (i) professional and consulting fees of $45, (ii) bank and merchant fees of $13 and the nine month period ended March 31, 2022 had an offset of $23 from an insurance claim reimbursement for property losses incurred from Hurricane IDA. These increases were offset by decreases in (i) employee stock compensation expense of $45 and (ii) travel and entertainment expenses of $16. No other component of selling and administrative expenses increased or decreased by more than $15 in the nine-month period ended March 31, 2023 compared to the same period ended March 31, 2022.

Other income (expense), net. Other income (expense), net was approximately $24 for the nine months ended March 31, 2023 compared to $117 for the nine months ended March 31, 2022, and was composed of:

	Nine months ended
	March 31,
	2023	2022
	(dollars in thousands)
Interest expense	$(38)	$(104)
Realized loss on sale of investment in iBio Stock	(35)	-
Unrealized gain (loss) on investment in iBio Stock	27	(48)
Other income	22	35
Other income (expense), net	$(24)	$(117)

Our interest expense for the nine months ended March 31, 2023 decreased by $66 from the nine-month period ended March 31, 2022, primarily resulting from of lower average daily balances outstanding under the Senior Credit Facility with PNC.

In the nine months ended March 31, 2023, we sold our remaining iBio Stock, for a loss of $35 with no such sales in the nine months ended March 31, 2022.  Also, in the nine months ended March 31, 2023, we had an unrealized gain on the remaining iBio Stock of approximately $27, with an unrealized loss of approximately $42 on the remaining iBio Stock in the nine months ended March 31, 2022.  The nine months ended March 31, 2022 had net gains on disposal of fixed assets of $21 and income from back office service agreements of $10, with no such income items in the nine months ended March 31, 2023. Other income in the nine months ended March 31, 2023 primarily represents interest income earned on cash in the bank.

Income tax benefit (expense), net. For the nine months ended March 31, 2023 and 2022, we had a state income tax provision of approximately $65 and $223, respectively and federal deferred income tax expense of $26 in the nine months ended March 31, 2023 and a federal deferred income tax benefit of $377 in the nine months ended March 31, 2022.   The net federal income tax benefit of $377, in the nine months ended March 31, 2022, includes the release of $674 of the allowance on deferred tax assets.

Net (loss) income. We had a net loss for the nine months ended March 31, 2023 of approximately $74 compared to net income of approximately $2,344 in the nine months ended March 31, 2022. The decrease of approximately $2,418 was primarily the result of decreased operating income of $2,266 and the change in the provision for income taxes of $245, offset by the decrease in other expense, net of $93.

For the Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Sales, net. Sales, net, for the three months ended March 31, 2023 and 2022 were $13,098 and $15,634, respectively, a decrease of 16.2%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2023	2022	2023 vs 2022	2023 vs 2022
	(amounts in thousands)
Contract Manufacturing:
US Customers	$10,417	$12,686	$(2,269)	(17.9%	)
International Customers	2,180	2,554	(374)	(14.6%	)
Net sales, Contract Manufacturing	12,597	15,240	(2,643)	(17.3%	)

Other Nutraceuticals:
US Customers	493	386	107	27.7%
International Customers	8	8	-	-
Net sales, Other Nutraceuticals	501	394	107	27.2%

Total net sales	$13,098	$15,634	$(2,536)	(16.2%	)

For the three months ended March 31, 2023 and 2022, a significant portion of our consolidated net sales, approximately 88% and 92%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 68% and 23% and 70% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended March 31, 2023 and 2022, respectively.

Revenues in the three months ended March 31, 2023 were higher than the three months ended March 31, 2022 in our Other Nutraceuticals Segment by $107, primarily due to MDC Warehousing from increased business from two significant customers in this business segment representing approximately 47% and 27% of the revenue in the three months ended March 31, 2023 in our Other Nutraceuticals Segment.  These customers represented 45% and  0% of revenues in our Other Nutraceutical Segment in the three months ended March 31, 2022. This was offset by another customer in our Other Nutraceuticals Segment customer with decreased sales of $43. This customer represented 0% and 11% of our Other Nutraceuticals Segment net sales in the three months ended March 31, 2023 and 2022, respectively.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $2,536 was primarily the result of decreased net sales in our Contract Manufacturing Segment of $2,643 primarily due to decreased sales volumes to Life Extension and Herbalife of $2,141 and $679, respectively.

Cost of sales. Cost of sales decreased by approximately $1,562 to $12,090 for the three months ended March 31, 2023, as compared to $13,652 for the three months ended March 31, 2022 or approximately 11%. Cost of sales increased as a percentage of sales to 92.3% for the three months ended March 31, 2023 as compared to 87.4% for the three months ended March 31, 2022. The decrease of 11% in the cost of goods sold amount is the result in the change of the product mix sold in the Contract Manufacturing Segment and the decrease in net sales.  The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the decreased net sales used to offset the fixed manufacturing overhead.

Selling and Administrative Expenses.  There was a decrease in selling and administrative expenses of $26, approximately 2.6% in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.  As a percentage of sales, net, selling and administrative expenses were approximately 7.4% and 6.3% in the three months ended March 31, 2023 and 2022, respectively. The decrease of $26 was primarily from a decrease in employee stock compensation expense of $35 offset by an increase in professional and consulting fees of $20. No other component of selling and administrative expenses increased or decreased by more than $13 in the three-month period ended March 31, 2023 compared to the same period ended March 31, 2022.

Other income (expense), net. Other income (expense), net was approximately $12 for the three months ended March 31, 2023 compared to $32 for the three months ended March 31, 2022, and is composed of:

	Three months ended
	March 31,
	2023	2022
	(dollars in thousands)
Interest expense	$(13)	$(30)
Unrealized (loss) gain on investment in iBio Stock	-	(6)
Other income	15	4
Other income (expense), net	$2	$(32)

Our interest expense for the three months ended March 31, 2023 decreased by $17 from the three-month period ended March 31, 2022, primarily as the result of lower average daily balances outstanding under the Senior Credit Facility with PNC.

In the three months ended March 31, 2022, we had an unrealized loss of approximately $6 on the remaining iBio Stock. Other income in three months ended March 31, 2023 was primarily from interest earned on cash in the bank and in the three months ended March 31, 2022 from the sale of fully depreciated machinery and equipment.

Income tax benefit (expense), net. For the three months ended March 31, 2023 and 2022, we had federal deferred income tax expense of $9 and $106, respectively, and state income tax expense, net of approximately $21 and $57, in the three months ended March 31, 2023 and 2022, respectively.

Net income. Our net income for the three months ended March 31, 2023 and 2022 was approximately $17 and $797, respectively.  The decrease of approximately $781 was primarily the result of the decrease in operating income of $948 and the change in the provision for income taxes of $133, offset by the decrease in other expense, net of $34.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the nine months ended
	March 31,
	2023	2022
	(dollars in thousands)

Net cash provided by operating activities	$2,418	$1,388
Net cash used in investing activities	$(94)	$(430)
Net cash used in financing activities	$(126)	$(904)

Cash at end of period	$2,529	$264

At March 31, 2023, our working capital was approximately $11,348, a decrease of $15 from our working capital of $11,363 at June 30, 2022.  Our current assets increased by $882 offset by an increase in our current liabilities of $897. The increase in the current assets is primarily from decreases in inventories and accounts receivable, net in the amounts of $1,118 and $205, respectively, offset, by an increase in cash $2,198.

Operating Activities

Net cash provided by operating activities of $2,418 in the nine months ended March 31, 2023 includes net loss of approximately $74. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $1,080. Net cash provided by our operations in the nine months ended March 31, 2023 included cash from our working capital assets and liabilities in the amount of approximately $1,338 and was primarily the result of decreases in our inventory and accounts receivable, net and an aggregate increase in accounts payable, accrued expenses and other liabilities of $1,118, $205 and $643, respectively, offset by increases in operating lease obligations of $588 and prepaid expenses and other assets of $40.

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

Investing Activities

Cash used in investing activities in the nine months ended March 31, 2023 of approximately $94 was for the purchase of machinery and equipment of $98 offset by proceeds from the sale of iBio Stock in the amount of $4.

Cash used in investing activities of $430 in the nine months ended March 31, 2022 was for the purchase of machinery and equipment of $451 offset by proceeds from the sale of fully depreciated machinery and equipment of $21.

Financing Activities

Cash used in financing activities was approximately $126 for the nine months ended March 31, 2023, and was primarily from repayments of net advances under our revolving credit facility of $101 and principal payments under our financed lease obligations of $25.

24

Cash used in financing activities was approximately $904 for the nine months ended March 31, 2022, and was primarily from repayments of principal payments under our term note in the amount of $1,466, offset by net advances under our revolving credit facility of approximately $555 and proceeds from exercised stock options of $7.

As of March 31, 2023, we had cash of $2,529, funds available under our revolving credit facility of approximately $5,795 and working capital of approximately $11,348. We had operating income of $41 in the nine months ended March 31, 2023, which included non-cash expenses of $515 such as amortization, depreciation and employee stock compensation expense.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending May 11, 2023.

Our total annual commitments at March 31, 2023 for long term non-cancelable leases of approximately $1,030 consists of obligations under operating leases for facilities and operating lease agreements for the rental of warehouse equipment and office equipment.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2023 and 2022 were approximately $98 and $451, respectively. The Company expects to spend approximately $300 for capital expenditures for fiscal year 2023. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

Impact of Inflation

The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including inflation, labor and shipping costs and its own increases in shipping, labor and other operating costs.  The Company’s results of operations may also be affected by economic conditions, including inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including inflation, labor and shipping costs and its own increases in shipping, labor and other operating costs.  The Company’s results of operations may also be affected by economic conditions, including inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)         Exhibits

Exhibit

Number

10.1	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement dated as of March 16, 2023 by and among Integrated BioPharma, Inc., Manhattan Drug Company, Inc. (successor-by-merger to InB:Manhattan Drug Company, Inc.), Agrolabs, Inc., IHT Health Products, Inc. IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association.
31.1	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS***	Inline XBRL Instance	Furnished herewith
101.SCH***	Inline XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL***	Inline XBRL Taxonomy Extension Calculation	Furnished herewith
101.DEF***	Inline XBRL Taxonomy Extension Definition	Furnished herewith
101.LAB***	Inline XBRL Taxonomy Extension Labels	Furnished herewith
101.PRE***	Inline XBRL Taxonomy Extension Presentation	Furnished herewith
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 11, 2023	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: May 11, 2023	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

By: /s/ Dina L. Masi
Date: May 11, 2023	Dina L. Masi,
Chief Financial Officer & Senior Vice President