Form 10-K
period 2023-06-30
INTEGRATED BIOPHARMA INC
filed 2023-09-15
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-K

__ __________

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last sale price of the registrant’s Common Stock on December 31, 2022 was $3,258,720.

The number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 15, 2023
Common Stock, $.002 par value	29,949,610 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; the impact of the war in Ukraine; the tightened labor markets and inflation; and other factors both referenced and not referenced in this Annual Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other filings by the Company with the SEC.

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

PART I

Item 1. Description of Business

General

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States and Luxembourg. The Company was originally incorporated in the state of Delaware on August 31, 1995 under the name Chem International, Inc., on December 5, 2000, changed its name to Integrated Health Technologies, Inc. and, on January 29, 2003, changed its name to Integrated BioPharma, Inc.  The Company restated its certificate of incorporation in Delaware in June 2006.  The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in each of the fiscal years ended June 30, 2023 and 2022.

Significant Revenues from Major Customers

In the fiscal years ended June 30, 2023 and 2022, a significant portion of our consolidated net sales, approximately 89% and 90%, respectively, were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife Nutrition LTD (“Herbalife”), both customers in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 70% and 24% and 67% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2023 and 2022, respectively.  Thermosource Tooling and Manufacturing, HotPack Global Inc. and ThermoFisher Scientific (customers of our Other Nutraceutical Businesses Segment), while not significant customers of our consolidated net sales, represented approximately 56%, 16% and 9% and 40%, 1%  and 19%, respectively, of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2023 and 2022, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

Development and Supply Agreement

Effective July 15, 2009, the Company entered into development and supply agreements with Herbalife International of America, Inc. and Herbalife International of Luxembourg S.à.R.L, subsidiaries of Herbalife, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. This agreement is in the process of being extended through December 31, 2025. This agreement does not, however, obligate the Company to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any. In its ordinary course of business, the Company enters into similar agreements with other customers in connection with its contract manufacturing business.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2023 and 2022.

Employees

As of September 15, 2023, we had approximately 141 full time employees, including 106 who are members of the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 31, 2027.  The remaining 35 employees, not covered by a collective bargaining agreement, consist of approximately 15 administrative and professional personnel, 12 laboratory and quality assurance personnel, 3 sales and marketing personnel and 5 production and shipping personnel. We consider our relations with our employees to be good.

In December 2022, we entered into an agreement with a Professional Employer Organization (“PEO”) and terminated our agreement with the previous PEO. The PEO agreements established a three-way relationship between our non-union employees, the PEO and us. We and the PEO are co-employers of our non-union employees. The PEO has taken responsibility for our Human Resources administration and compliance, which allows us to continue to exercise control over our business while accessing quality employee benefits. We have been using PEOs since January 2007.

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

A significant portion of our revenues are concentrated among four customers, Life Extension, Herbalife (customers in our Contract Manufacturing Segment), and Thermosource Tooling and Manufacturing and Hotpack Global, Inc. (customers of our Other Nutraceutical Businesses Segment).  In the fiscal years ended June 30, 2023 and 2022, approximately 89% and 90% of our consolidated net sales, respectively, were derived from the two major customers in our Contract Manufacturing Segment.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Supply chain disruptions resulting from geo-political events could have an impact on our financial results and ability to timely ship products to our customers.

These issues first arose as result of the COVID-19 pandemic and other geo-political events.  Transportation, in general, continues to be an issue in the delay of receiving raw materials and our ability to meet promised delivery dates to our customers in the Contract Manufacturing Segment.

While we haven’t, to date, seen a significant negative impact in our margins resulting from the geo-political events, we are experiencing a slight negative impact on our margins due to inflation and tightened labor markets.

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

We currently have $11.6 million in senior secured financing (the “Senior Credit Facility”) available under the Loan Agreement, dated as of June 27, 2012 and as amended on May 15, 2019 (the "Amended Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp. (“IHT Properties”), and Vitamin Factory (collectively, the “Borrowers”) and PNC Bank, National Association ("PNC") and $2,623 in operating lease obligations.  As of June 30, 2023, we have no amounts outstanding with PNC under the Senior Credit Facility.

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

There are various financial covenants and other restrictions in the Senior Credit Facility.  If we fail to comply with any of these requirements, any related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under the Senior Credit Facility may also significantly affect our ability to obtain additional or alternative financing.  For example, PNC's ongoing obligation to extend credit under the Amended Loan Agreement is dependent upon our compliance with these covenants and restrictions.

To the extent we draw down additional funds under the Senior Credit Facility, our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Our inability to refinance our indebtedness when necessary or to do so upon attractive terms would materially and adversely affect our liquidity and our ongoing results of operations.

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

We presently are dependent upon the executive abilities of our Co-Chief Executive Officers, Christina Kay and Riva Sheppard, our Chief Financial Officer, Dina L. Masi and the Vice President of Operations for Manhattan Drug Company, Inc. Mireille Antinozzi. Our business and operations to date chiefly have been implemented under the direction of these individuals, who presently are, and in the future will be, responsible for the implementation of our anticipated plans and programs. The loss or unavailability of the services of one or more of our principal executives would have an adverse effect on us. We may encounter difficulty in our ability to recruit and ultimately hire any replacement or additional executive officers having similar background, experience and qualifications as those of our current executive officers.

We could be the target of a cybersecurity breach which could have an adverse effect on us.

A cybersecurity breach could result in the loss or theft of investor data or funds, the inability to access electronic systems, loss or theft of proprietary information or corporate data, disruption of our operations, physical damage to a computer or network system, or costs associated with system repairs. Such incidents could cause the Company to incur regulatory penalties, reputational damage, remediation costs, litigation costs, additional compliance costs, or financial loss. Intentional cybersecurity breaches include: unauthorized access to systems, networks, or devices (such as through “hacking” activity); infection from computer viruses or other malicious software code; and attacks that shut down, disable, slow, or otherwise disrupt operations, business processes, or website access or functionality. In addition, unintentional incidents can occur, such as the inadvertent release of confidential information (possibly resulting in the violation of applicable privacy laws.

There is no assurance that we will remain quoted or listed on an active trading market.

As of January 22, 2022, the Company’s common stock was upgraded to the OTCQX® Best Market of the OTC Markets Group, Inc. and commenced quotation under the symbol “INBP.” In order to maintain quotation on the OTCQX, the Company will be required to comply with certain minimum qualitative and quantitative requirements, including with respect to corporate governance. There can be no assurances that the Company will be able to comply with these qualitative and quantitative requirements for continued quotation of its common stock on the OTCQX. If the Company doesn’t maintain compliance with the OTCQX rules, the Company’s common stock may resume listing on the OTCQB and holders of the Company’s common stock may find it more difficult to sell their shares.

From September 23, 2009 until January 21, 2022, our common stock was quoted on the OTQB. From February 27, 2009 through September 22, 2009, our common stock was quoted on the Pink Sheets. Prior to February 27, 2009, our common stock was listed on the NASDAQ Global Market, and there can be no assurance that we will, in the future, be able to meet all the requirements for reinstatement on that or any other national securities exchange. The delisting of our common stock from the NASDAQ Global Market has adversely affected, and may in the future continue to adversely affect, the liquidity and trading of our common stock.

We have entered into several transactions with entities controlled by some of our officers and directors, which could pose a conflict of interest.

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2023 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities owned, in whole or in part, by  the Estate of the former Executive Chairman and our Co-Chief Executive Officers and other of our significant shareholders and/or directors, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Collectively, our Executive Officers, Directors and two other significant stockholders, beneficially own approximately 72% of our outstanding shares of common stock as of September 15, 2023. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the estate of our former Executive Chairman of the Board, President and major stockholder of the Company and our Co-Chief Executive Officers who are also directors of the Company.  On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment of the lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  On July 15, 2022, MDC entered into a third amendment of the lease (the “Third Lease Amendment”) with Vitamin Realty, increasing its rentable square footage to 116,175.  This Third Lease Amendment provides for minimum annual rental payments of $842, plus increases in real estate taxes and the building operating expenses allocation percentage and was effective as of July 1, 2022.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for MDC’s tablet and capsule manufacturing operations.

In December 2022, MDC Warehousing and Distribution, Inc. entered into a lease agreement for 12,500 square feet of warehouse space in Elizabeth, New Jersey.  This lease provides for minimum annual rent payments starting at $134 in year one, with a gradual increase to $150 by year 5.  The lease expiration date is November 30, 2027.

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida. On December 18, 2022, AgroLabs renewed this lease with minimum annual payments of approximately $10. This renewed lease will expire in February 2024.

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

Set forth below are the high and low bid quotation of the Company’s common stock as quoted on the OTCQX® Best Market, for each of the fiscal quarters in the fiscal years ended June 30, 2023 and 2022. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED June 30, 2022
First Quarter	$1.150	$0.900
Second Quarter	$1.090	$0.880
Third Quarter	$1.020	$0.750
Fourth Quarter	$0.800	$0.410

FISCAL YEAR ENDED June 30, 2023
First Quarter	$0.5500	$0.4300
Second Quarter	$0.4400	$0.3502
Third Quarter	$0.3800	$0.2605
Fourth Quarter	$0.3720	$0.2200
July 1, 2023 to September 8, 2023	$0.3325	$0.2600

Holders

As of September 15, 2023, there were approximately 71 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2023 and 2022, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2023, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	4,376,284	$0.35	6,874,718
Equity compensation plans not approved by security holders	-	-	-
Totals	4,376,284	$0.35	6,874,718

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2023, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our common stock or other securities.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

Certain statements set forth under this caption constitute “forward-looking statements.” See “Cautionary Statement Regarding Forward-Looking Statements” on page 3 of this Annual Report on Form 10-K for additional factors relating to such statements.

The Company is engaged primarily in the business of manufacturing, distributing, marketing and sale of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily throughout the United States and Luxembourg.

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

In the fiscal year ended June 30, 2023, our net sales from operations decreased by $5,574 to approximately $50,672 from approximately $56,246 in the fiscal year ended June 30, 2022.  Our net sales in the Contract Manufacturing Segment decreased by $5,814 and net sales in our Other Nutraceuticals Segment increased by $240.  Net sales decreased in our Contract Manufacturing Segment primarily due to decreased sales volumes to Life Extension and Herbalife, our two significant customers, in the amount of $2,571 and $2,708, respectively.  In the fiscal year ended June 30, 2023, our gross profit decreased by approximately $2,491 to $4,061 from approximately $6,552 for the fiscal year ended June 30, 2022.  Our profit margins decreased by 3.7% in the fiscal year ended June 30, 2023, from 11.7% in the fiscal year ended June 30, 2022 to 8.0% in the fiscal year ended June 30, 2023, primarily as a result of the decreased sales volume in the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022.  We had consolidated selling and administrative expenses of approximately $3,941 and $3,807 in the fiscal years ended June 30, 2023 and 2022, respectively.  The increase in the consolidated selling and administrative expenses of $134, or approximately 3.5%, was primarily from the increase professional and consulting fees of $71 and office rent of $55.  We had additional legal fees of $23, auditing fees of $20 and all other consulting of $28 in the fiscal year ended June 30, 2023 as compared to the fiscal year ended June 30, 2022.  The increase in office rent was from the allocation of office space from the Third Lease Amendment with Vitamin Realty. In the fiscal years ended June 30, 2023 and 2022, we had operating income of approximately $120 and $2,745, respectively.

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

We are currently experiencing negative impacts on our margins due to inflation and tightened labor markets.  We may not be able to timely increase our selling prices to our customers resulting from price increases from our suppliers due to various economic factors, including inflation, labor and shipping costs and our own increases in shipping, labor and other operating costs.  Our results of operations may also be affected by economic conditions, including inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders we may receive from our significant customers.

We continue to experience minimal supply chain disruptions relating to fuel refinery and transportation issues as it pertains to shipping.  These issues first arose as result of the COVID-19 pandemic and other geo-political events.

During the first quarter of calendar 2022, the war in Ukraine affected our customer’s business operations in Ukraine and Russia, resulting in the cancelation of some future orders. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affect the cross-border operations of businesses operating in Russia. In addition, many multinational companies ceased or suspended their operations in Russia. Therefore, the ability to continue operations in Russia by our customers remains uncertain.

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

Long Lived Assets

We record impairment losses on long lived assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount. The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified in the fiscal years ended June 30, 2023 or 2022.

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

Results of Operations (in thousands, except share and per share amounts)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2023	2022

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	92.0%	88.3%
Selling and administrative	7.8%	5.8%
Total costs and expenses	99.8%	95.1%
Income from operations	0.2%	4.9%

Other income (expense), net:
Interest expense	(0.2%)	(0.3%)
Unrealized gain (loss) on investment in iBio, Inc.	0.1%	(0.1%)
Realized loss on sale of iBio, Inc. common stock	(0.1%)	-%
Other income (expense), net	0.1%	0.1%
Total other income (expense), net	(0.1%)	(0.3%)
Income before income taxes	0.2%	4.6%

Federal and state income tax (expense) benefit, net	(0.3%)	2.2%

Net (loss) income	(0.1%)	6.8%

Year ended June 30, 2023 Compared to the Year ended June 30, 2022

Sales, net.  Net sales for the fiscal year ended June 30, 2023 and 2022 were $50,672 and $56,246, respectively, a decrease of $5,574 or 9.9%. The decrease is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2023	2022	2023 vs 2022	2023 vs 2022
	(dollars in thousands)
Contract Manufacturing:
US Customers	$40,230	$44,450	$(4,220)	(9.5%)
International Customers	8,047	9,641	(1,594)	(16.5)%
Net sales, Contract Manufacturing	48,277	54,091	(5,814)	(10.7%)

Other Nutraceuticals:
US Customers	2,387	2,067	320	15.5%
International Customers	8	88	(80)	(90.9%)
Net sales, Other Nutraceuticals	2,395	2,155	240	11.1%

Total net sales	$50,672	$56,246	$(5,574)	(9.9%)

In the fiscal years ended June 30, 2023 and 2022, a significant portion of our consolidated net sales, approximately 89% and 90%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 70% and 24% and 67% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2023 and 2022, respectively.  Three other customers, Thermosource Tooling and Manufacturing, Hotpack Global, Inc. and ThermoFisher Scientific, (customers of our Other Nutraceutical Businesses Segment), while not significant customers of our consolidated net sales, represented 56%, 16% and 9% and 40%, 1% and 19%, respectively, of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2023 and 2022, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $5,574 was primarily the result of decreased net sales in our Contract Manufacturing Segment by approximately $5,814 which was primarily due to decreased sales volumes to each of our major customers, Life Extension and Herbalife, in the amounts of $2,571 and $2,708, respectively, in the fiscal year ended June 30, 2023, compared to the comparable prior year.  Net sales increased by $240 in the Other Nutraceuticals Segment primarily as a result of increased sales of $849 in MDC Warehousing and Distribution, Inc., offset by decreases in Chem and IHT of $491 and $118, respectively.

Cost of sales.  Cost of sales decreased by $3,083 to $46,611 for the fiscal year ended June 30, 2023, as compared to $49,694 for the fiscal year ended June 30, 2022, a decrease of approximately 6.2%. Cost of sales as a percentage of sales was approximately 92% and 88% for the fiscal years ended June 30, 2023 and 2022, respectively. The decrease in the cost of goods sold amount is consistent and expected with the decrease in net sales. The increase in the cost of goods sold as a percentage of net sales and the resulting decrease in gross profit, was primarily the result of the decreased net sales and the increased costs of raw materials and freight charges that were not timely passed on to our customers.

Selling and Administrative Expenses.  There was an increase in selling and administrative expenses of $134 or approximately 3.5% in the fiscal year ended June 30, 2023 as compared to the fiscal year ended June 30, 2022.  As a percentage of sales, net, selling and administrative expenses were approximately 7.8% and 6.8% for the fiscal year ended June 30, 2023 and 2022, respectively.  The increase was primarily from the increase professional and consulting fees of $71 and office rent of $55.  We had additional legal fees of $23, auditing fees of $20 and all other consulting of $28 in the fiscal year ended June 30, 2023 as compared to the fiscal year ended June 30, 2022.  The increase in office rent was from the allocation of office space from the Third Lease Amendment with Vitamin Realty. All other selling and administrative expenses had a net increase of $8, no other individual expense component changed by more the $40.

Other income (expense), net. Other income (expense), net was approximately $(20) for the fiscal year ended June 30, 2023 compared to $(148) for the fiscal year ended June 30, 2022, and is composed of:

	Fiscal Year Ended
	June 30,
	2023	2022
	(dollars in thousands)
Other income (expense):
Interest expense	$(52)	$(128)
Realized loss on sale of investment	(35)	-
Unrealized gain (loss) on investment	27	(55)
Other income (expense), net	40	35
Total Other income (expense), net	$(20)	$(148)

Our interest expense in the fiscal year ended June 30, 2023 decreased by $76 from the fiscal year ended June 30, 2022, primarily resulting from lower average daily balances outstanding under the Senior Credit Facility with PNC in the fiscal year ended June 30, 2023.

In the fiscal years ended June 30, 2023, we sold we sold our remaining iBio Stock, for a loss of $35 with no such sales in the fiscal year ended June 30, 2022.  Also, in the fiscal years ended June 30, 2023 and 2022, we had an unrealized gain of approximately $27 and an unrealized loss of $55, respectively, on the remaining iBio Stock.

In the fiscal years ended June 30, 2023 and 2022, we had other income of $0 and $13, respectively from providing back office and operational support for unrelated entities that sell consumer products through retail and internet-based outlets. The balance of other income (expense), net was primarily from interest income of $39 and $1 from gain on the disposition of property and equipment in the fiscal year ended June 30, 2023 compared to $22 from gains on the disposition of property and equipment in the fiscal year ended June 30, 2022.

Federal and state income tax, net.  In the fiscal years ended June 30, 2022, we released the valuation reserves for the deferred tax assets related to our federal net operating losses in the amount of $2,118. Management determined that the amount of the release was more likely than not to be realized by the Company.  In the fiscal year ended June 30, 2023 and 2022, we had current federal income taxes of $110 and $600 and deferred income tax benefits of $55 and $2,106, respectively and current state tax expense of approximately $161 and $289, respectively and deferred state tax expense of $18 in the fiscal year ended June 30, 2023 and a deferred state tax benefit in the fiscal year ended June 30, 2022.

We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that it is “more likely than not” that the Company’s deferred tax assets, other than federal net operating losses, may not be fully realized.

The decrease in the state tax expense from 2022 to 2023 was the result of decreased taxable income for the combined group.

Net (loss) income.  Our net (loss) income for the fiscal year ended June 30, 2023 and 2022 was approximately $(34) and $3,838, respectively.  The decrease of approximately $3,872 was primarily the result of decreased operating income of $2,625, and net decrease in the income tax (expense) benefit, net in amount $1,375.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

	For the fiscal year ended June 30,
	2023	2022
	(dollars in thousands)
Net cash provided by operating activities	$1,121	$4,091
Net cash used in investing activities	$(111)	$(465)
Net cash used in financing activities	$(136)	$(3,505)
Cash at end of year	$1,316	$331

At June 30, 2023 and 2022, the Company had working capital of $11,544 and $11,363, respectively. Our current liabilities decreased by approximately $435 and our current assets decreased by $254 from June 30, 2022 to June 30, 2023.  The decrease in current liabilities is primarily from the decrease of $101 in advances under revolving credit and a net decrease in accounts payable, accrued expenses and other current liabilities of $722, offset by an increase in operating lease obligations of $388.  Our current assets decrease was primarily from a decrease in inventory and accounts receivable of $794 and $377, respectively, offset by the increase in cash of $985.

Operating Activities

Net cash provided by operating activities of $1,232 in the fiscal year ended June 30, 2023 includes a net loss of approximately $34. After excluding the effects of non-cash expenses and income, depreciation and amortization, compensation expense for employee stock options, accretion of financial instruments, changes in deferred tax assets and unrealized gains on investments, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $1,483. Cash in the amount of approximately $251 from our working capital assets and liabilities was used in our operating activities and was primarily the result of decreases in operating lease obligations of approximately $804 and accounts payable and accrued expenses and other liabilities of $429, offset, by increases in accounts receivable of $156 and inventories of $794.

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

Investing Activities

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $116 and $486 in the fiscal years ended June 30, 2023 and 2022, respectively, offset in the fiscal year ended June 30, 2023 and 2022 by proceeds (i) received from the sale of fixed assets of $1 and $21, and (ii) from the sale of iBio, Stock of $4 and $0, respectively, a net use of cash of approximately $111 and $465, respectively.

Financing Activities

Cash used in financing activities was approximately $136 for the fiscal year ended June 30, 2023, and was primarily from repayments of net advances under our revolving credit facility of $101 and payments under our financed lease obligation of $35.

Cash used in financing activities was approximately $3,505 for the fiscal year ended June 30, 2022 and consists of net payments under our revolving credit facility of $2,073 and repayments of principal under our term notes in the amount of $1,466 (See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K), offset by $34 received from the exercise of employee stock options.

As of June 30, 2023, we had cash of approximately $1,316, funds available under our revolving credit facility of approximately $6,269 and working capital of $11,544. We had income from operations of approximately $120 in the fiscal year ended June 30, 2023 and a net loss of approximately $34. The net loss includes a net federal tax provision of $55 that is a non-cash item due to our Federal net operating loss carryforwards and deferred tax assets offsetting the amounts owed. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements at least through the twelve-month period ending September 15, 2024.

Our current total annual commitments at June 30, 2023, for long term non-cancelable leases, of approximately $1,030 consists of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the use of machinery and office equipment.

Capital Expenditures

The Company's capital expenditures in the fiscal years ended June 30, 2023 and 2022 were approximately $116 and $486, respectively. The Company has budgeted approximately $750 for capital expenditures for the fiscal year ending June 30, 2024. The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Item 8. Financial Statements and Supplementary Data

For a list of financial statements filed as part of this Annual Report on Form 10-K, see the index to consolidated financial statements on page 29.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

The Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2023 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the “COSO Framework”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2023.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2023.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 29 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (7)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Integrated BioPharma, Inc. (7)
3.3	By-Laws of Registrant (5)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (6)
10.1	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (2)
10.1.1	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB:Manhattan Drug Company, Inc. (9)
10.1.2	Third Amendment of Lease, dated as of July 15, 2022, between Vitamin Realty Associates, L.L.C. and Manhattan Drug Company, Inc. (14)
10.2	Lease Agreement, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (9)
10.2.1	Amendment of Lease Agreement, dated as of May 19, 2014, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (11)
10.2.2	Termination of Lease Agreement, dated as of July 15, 2022, between Vitamin Realty Associates, L.L.C. and AgroLabs, Inc. (14)
10.3	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (8)
10.4	Separation and Distribution Agreement dated November 14, 2007, with our subsidiary INB:Biotechnologies (4)
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

10.5.3	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement dated as of March 16, 2023 by and among Integrated BioPharma, Inc., Manhattan Drug Company, Inc. (successor-by-merger to InB:Manhattan Drug Company, Inc.), Agrolabs, Inc., IHT Health Products, Inc. IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association. (15)
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

10.11	Lease Agreement between Elizabeth Industrial Park, LLC c/o Palin Enterprises, and MDC Warehousing and Distribution, Inc. dated November 22, 2022. (16)
14	Code of Business Ethics (3)
21	Subsidiaries of the Registrant (17)
23.1	Consent of Independent Registered Public Accounting Firm (17)
23.2	Consent of Independent Registered Public Accounting Firm (17)
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

101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2023 and 2022, (ii) Consolidated Balance Sheets as of June 30, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2023 and 2022 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023 and 2022, and (v) the Notes to Consolidated Statements. (17)

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

(8)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(10)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 8, 2014.
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 19, 2016.
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 15, 2019.
(14)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 13, 2022.
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 11, 2023.
(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 filed with the SEC on February 10, 2023.
(17)	Filed herewith.

Item 16. Form 10-K Summary

None.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Marcum LLP (PCAOB ID Number 688) and Friedman LLP (PCAOB ID Number 711) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30

Consolidated Statements of Operations for the fiscal years ended June 30, 2023 and 2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32

Consolidated Balance Sheets as of June 30, 2023 and 2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2023 and 2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2023 and 2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36

. . . . . . . . .

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Integrated BioPharma, Inc. (the “Company”) as of June 30, 2023 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2009 (such date takes into account the acquisition of certain assets of Friedman LLP effective September 1, 2022)

East Hanover, New Jersey

September 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Integrated BioPharma, Inc. (the “Company”) as of June 30, 2022, the related consolidated statements of operations, and stockholders’ equity and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor from 2009 through 2022.

East Hanover, New Jersey

September 13,  2022

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2023	2022

Sales, net	$50,672	$56,246

Cost of sales	46,611	49,694

Gross profit	4,061	6,552

Selling and administrative expenses	3,941	3,807

Operating income	120	2,745

Other income (expense), net:
Interest expense	(52)	(128)
Unrealized gain (loss) on investment in iBio Stock	27	(55)
Realized loss on sale of investment in iBio Stock	(35)	-
Other income	40	35
Total other income (expense), net	(20)	(148)

Income before income taxes	100	2,597

Income tax (expense) benefit, net	(134)	1,241

Net (loss) income	$(34)	$3,838

Basic net (loss) income per common share	$(0.00)	$0.13

Diluted net (loss) income per common share	$(0.00)	$0.12

Weighted average common shares outstanding - basic	29,949,610	29,843,386
Add: Equivalent shares outstanding - stock options	-	2,477,939
Weighted average common shares outstanding - diluted	29,949,610	32,321,326

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2023	2022

Assets
Current Assets:
Cash	$1,316	$331
Accounts receivable, net	4,511	4,888
Inventories	10,261	11,055
Other current assets	284	352
Total current assets	16,372	16,626

Property and equipment, net	1,653	1,910
Operating lease right-of-use assets (includes $2,061 and $1,839 with a related party)	2,623	1,867
Deferred tax assets, net	4,726	4,798
Security deposits and other assets	57	49
Total Assets	$25,431	$25,250

Liabilities and Stockholders' Equity:
Current Liabilities:
Advances under revolving credit facility	$-	$101
Accounts payable (includes $0 and $72 due to a related party)	2,266	3,209
Accrued expenses and other current liabilities	1,632	1,411
Current portion of long term debt, net	42	32
Current portion of operating lease liabilities (includes $772 and $503 due to a related party)	888	510
Total current liabilities	4,828	5,263

Long term debt, net	7	53
Operating lease liabilities (includes $1,289 and $1,338 due to a related party)	1,735	1,359
Total Liabilities	6,570	6,675

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common Stock, $0.002 par value; 50,000,000 shares authorized;
29,984,510 and 29,949,610 shares issued and outstanding, respectively	60	60
Additional paid-in-capital	51,239	50,919
Accumulated deficit	(32,339)	(32,305)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,861	18,575
Total Liabilities and Stockholders' Equity	$25,431	$25,250

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2021	29,838,177	$60	$50,516	$(36,143)	34,900	$(99)	$14,334

Compensation expense for employee stock options	-	-	369	-	-	-	369
Shares issued upon exercise of stock options	146,333	-	34	-	-	-	34
Net income	-	-	-	3,838	-	-	3,838
Balance, June 30, 2022	29,984,510	60	50,919	(32,305)	34,900	(99)	18,575

Compensation expense for employee stock options	-	-	320	-	-	-	320
Net loss	-	-	-	(34)	-	-	(34)
Balance, June 30, 2023	29,984,510	$60	$51,239	$(32,339)	34,900	$(99)	$18,861

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2023	2022
Cash flows from operating activities:
Net (loss) income	$(34)	$3,838
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	803	498
Depreciation and amortization	351	336
Deferred income taxes (benefit)	72	(1,530)
Accretion of financing instruments, amortization of prepaid financing costs and other	12	21
Compensation expense on employee stock options	320	369
Unrealized (gain) loss on investment in iBio Stock	(27)	55
Realized loss on sale of iBio Stock	35	-
Bad debt expense	3	13
Gain on disposal of fixed assets	(1)	(22)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	374	875
Inventories	794	640
Prepaid expenses and other assets	34	(84)
(Decrease) increase in:
Operating lease obligations	(804)	(501)
Accounts payable	(921)	(218)
Accrued expenses and other current liabilities	221	(199)
Net cash provided by operating activities	1,232	4,091

Cash flows from investing activities:
Purchase of property and equipment	(116)	(486)
Proceeds from sale of iBio Stock	4	-
Proceeds from sale of fixed assets	1	21
Net cash used in investing activities	(111)	(465)

Cash flows from financing activities:
Repayments of advances under revolving credit facility, net	(101)	(2,073)
Proceeds from exercises of stock options	-	34
Repayments under term notes payable	-	(1,466)
Repayments under financed lease obligations	(35)	-
Net cash used in financing activities	(136)	(3,505)

Net increase in cash	985	121
Cash at beginning of fiscal year	331	210
Cash at end of fiscal year	$1,316	$331

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$41	$113
Income taxes	$-	$471
Supplemental disclosures of non-cash transactions:
Amount owed on purchase of fixed assets	$-	$22
Financing on financed lease obligation	$-	$85
Acquisition of right-of-use asset, net and operating lease obligations, net	$1,560	$-
Trade in value on like-kind exchanges	$-	$7

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1. Business

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States and Luxembourg. The Company was originally incorporated in the state of Delaware on August 31, 1995 under the name Chem International, Inc., on December 5, 2000, changed its name to Integrated Health Technologies, Inc. and, on January 29, 2003, changed its name to Integrated BioPharma, Inc.  The Company restated its certificate of incorporation in Delaware in June 2006.  The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers, under the following brands: Peaceful Sleep, Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products), (ii) The Vitamin Factory (the “Vitamin Factory”), which did sell private label MDC products, as well as our AgroLabs products, through the Internet, (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfillment services and (v) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the fiscal years ended June 30, 2023 and 2022.

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

Shipping and Handling Costs. Shipping and handling costs were approximately $1,006 and $349 for the fiscal years ended June 30, 2023 and 2022, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities, except for the State of New Jersey tax filings for MDC and CII which were reviewed by the State of New Jersey for the then open tax periods of 2014 through 2017 and 2016 to 2019, respectively.  Uncertain tax positions, if any, taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2023 or 2022.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets.   The ROU assets related to Finance leases are included in property and equipment on our consolidated statement of financial condition.

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

Accounts Receivable and Allowance for Doubtful Accounts. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for doubtful accounts as of June 30, 2023 and 2022 was $37 and $85, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified or recorded in the fiscal years ended June 30, 2023 and 2022 on the Company’s long-lived assets.

Investment in iBio, Inc. Prior to the adoption of ASU 2016-01 on July 1, 2018, the Company accounted for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviewed its investment in iBio for impairment and recorded a loss when there was deemed to be a permanent impairment of the investment.  To date, there were cumulative impairment charges of approximately $2,562. ASU 2016-01, requires equity investments to be measured at fair value and recognize changes in fair value in net income.  During the year ended June 30, 2023 and 2022, the Company recognized realized losses of $35 and $0, respectively and unrealized gain (loss) of $27 and $(55) for the fiscal years ended June 30, 2023 and 2022, respectively.  As of June 30, 2023, the Company no longer owns any iBio Stock and as of June 3, 2022, the market value of the iBio Stock was approximately $12, based on the trade price at the close of trading on June 30, 2022.  The investment in iBio is included in other current assets in the consolidated balance sheets as of June 30, 2022 at the respective market value.

Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments”. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance applies to loans, accounts receivable, trade receivables and other financial assets measured at amortized cost, loan commitments, debt securities and beneficial interests in securitized financial assets, but the effect on the Company is projected to be limited to accounts receivable. The guidance was effective for the fiscal year beginning on July 1, 2023, including interim periods within that year. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2019, the FASB issued ASU 2021-05 “Financial Instruments-Credit Losses (Topic 326)” which provides transition relief for companies adopting ASU 2016-13. This guidance amends ASU 2016-13 to allow companies to elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost under certain circumstances. Companies are required to make this election on and instrument by instrument basis. The guidance will be effective for the fiscal year beginning on July 1, 2023, including interim periods within that year. The adoption of this standard did  not have a material impact on the Company’s Consolidated Financial Statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In October 2021, the FASB issued ASU 2021-10, Codification Improvements.  The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option or an entity to provide information in the notes to the financial statements is codified in the Disclosure Section of the Codification.  The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear.  For public business entities, the amendments in the ASU are effective for annual periods beginning after December 15, 2022, and interim periods within annual periods beginning after December 15, 2023.  The adoption of ASU 2021-10 did not have a material impact on its consolidated financial statements.

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	June 30,
	2023	2022

Raw materials	$6,859	$7,586
Work-in-process	2,148	1,759
Finished goods	1,254	1,440
Total	$10,261	$11,055

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2023	2022

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,371
Machinery and equipment	6,801	6,727
Transportation equipment	-	6
	9,422	9,354
Less: Accumulated depreciation and amortization	(7,769)	(7,444)
Total	$1,653	$1,910

Depreciation and amortization expense was $351 and $336 for the fiscal years ended June 30, 2023 and 2022, respectively.  Additionally, the Company disposed of fully depreciated property of $26 and $309 in the fiscal years ended June 30, 2023 and 2022, respectively.  The Company also recognized a net gain on disposals of $0 and $2 on property, including property in the aggregate amount of $0 and $16 that were not fully depreciated and a gain on the sale of equipment of $1 and $20 in the fiscal years ended June 30, 2023 and 2022, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5. Senior Credit Facility

As of June 30, 2023 and 2022, the Company had the following debt outstanding:

	Principal Amount		Interest Rate	Maturity Date
	June 30,
	2023	2022
Revolving advances under Senior Credit Facility with PNC Bank, National Association	$-	$101	8.25%	5/15/2024
Total outstanding debt	$-	$101

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

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio owned by the Company.  Revolving Advances bear interest at PNC’s Base Rate (8.25% and 4.75% as of June 30, 2023 and 2022, respectively) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%. The Term Loan bore interest at PNC’s Base Rate (5.00% as of June 30, 2022) or the Eurodollar Rate at Borrowers’ option, plus 3.00%. As of September 15, 2023, the Revolving Advance interest rate is 8.50%.

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

The principal balance of the Revolving Advances is payable on the Senior Maturity Date, subject to acceleration, based upon a material adverse event clause, as defined, subjective accelerations for borrowing base reserves, as defined or upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof. The Term Loan shall be repaid in eighty-four (84) consecutive monthly installments of principal, the first eighty-three (83) of which shall be in the amount of $43, commencing on the first business day of June 2019, and continuing on the first business day of each month thereafter, with a final payment of any unpaid balance of principal and interest payable on the Senior Maturity Date. The foregoing is subject to customary mandatory prepayment provisions and acceleration upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof.  The Company satisfied all the principal payments required under the Term Note on January 3, 2022.

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

The Amended Loan Agreement contains customary mandatory prepayment provisions, including, without limitation the requirement to use any sales proceeds from the sale of iBio Stock to repay the Term Loan and to prepay the outstanding amount of the Term Note in an amount equal to twenty-five percent (25%) of Excess Cash Flow, as defined in the Amended Load Agreement, for each fiscal year commencing with the fiscal year ended June 30, 2016, payable upon delivery of the financial statements to PNC referred to in and required by the Amended Loan Agreement for such fiscal year but in any event not later than one hundred twenty (120) days after the end of each such fiscal year, which amount shall be applied ratably to the outstanding principal installments of the Term Loan in the inverse order of the maturities thereof. The Amended Loan Agreement also contains customary representations and warranties, covenants and events of default, including, without limitation, (i) a fixed charge coverage ratio maintenance requirement and (ii) an event of default tied to any change of control as defined in the Amended Loan Agreement.  As of June 30, 2023, the Company was in compliance with the fixed charge coverage ratio maintenance requirement, with the required annual payments of 25% of the Excess Cash Flow for each fiscal year commencing with the fiscal year ended June 30, 2016 and used the proceeds of $96 from the sale of iBio Stock in the fiscal year ended June 30, 2021, to repay the Term Loan.  Additionally, with the required annual payment of 25% of Excess Cash Flow for the fiscal year ended June 30, 2021, together with the required monthly installments of $43, the Company satisfied all the remaining principal payments required under the Term Note on January 3, 2022.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2023 and 2022 are presented below:

	For the Fiscal Year Ended June 30,
	2023	2022

Interest on Senior Debt	$40	$103
Amortization of prepaid financing costs	12	21
Other interest expense	-	4
Interest Expense	$52	$128

The weighted average interest rate paid was 5.67% and 3.33% in the fiscal years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, the Company had accrued unpaid interest of approximately $0 and $3, respectively.

Note 7. Income Taxes

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2023	2022

Current - Federal tax expense	$(110)	$(600)
Current - State tax expense	(61)	(289)
Deferred - Federal benefit	55	2,106
Deferred - State tax (expense) benefit	(18)	24
Income tax (expense) benefit, net	$(134)	$1,241

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the fiscal year
	ended June 30,
	2023	2022
Statutory federal income tax rate	(21.0)%	(21.0)%
State income tax rate	(55.1)%	(11.5)%
Stock compensation	(166.0)%	(4.6)%
Change in valuation allowance	201.2%	85.6%
Other temporary differences	(62.1)%	(0.6)%
Loss on sale of iBio Stock	(18.4)%	-
Non-deductible expenses	(12.6)%	(0.1)%
Effective income tax rate	(134)%	47.8%

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s net deferred tax assets are as follows:

	June 30,
	2023	2022
Deferred Tax Assets
Net operating loss	$5,105	$5,166
Capital loss carryover	678	485
Depreciation	(139)	(157)
Inventory	180	149
Other	337	296
Valuation allowance	(1,435)	(1,141)
Total deferred tax asset, net	$4,726	$4,798

The Company has net operating losses (“NOL”) of approximately $21,700 for federal purposes which expire beginning in 2028, which were federal NOLs generated prior to 2018.  NOLs generated post 2018 have an indefinite life, subject to 80% of taxable income, there were no NOLs generated post 2018.  State NOL’s of approximately $3,997 expire beginning in 2031 through 2039. The Company also has capital loss carryforwards of $2,343 of which $271, $1,152 and $920 will expire in 2025,   2026 and 2028, respectively. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns were filed on a stand-alone basis for the Company and its subsidiaries until the fiscal year ended June 30, 2021, which state income tax return are now filed on a combined basis. MDC has fully utilized its state NOL’s resulting in taxable income on a state level basis for the combined group.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance has been recorded against the Company’s deferred tax asset, as it was determined based upon past taxable losses and inconsistent taxable income in the past few years, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. As of June 30, 2022, management determined that certain of the Company’s deferred tax assets were “more likely than not” to be realizable and the Company recognized deferred tax benefits related to the release of the valuation allowance on those assets of approximately $1,795.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2023.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2023 and 2022.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2023 are currently open except for the State of New Jersey tax filings for CII which have been reviewed for the tax period of 2019. The tax returns for the year ended June 30, 2023 will be filed by March 15, 2024.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. For the fiscal years ended June 30, 2023 and 2022, the Company contributed approximately $81 and $86, respectively, into the plan for the benefit of the eligible employees participating in the plan.

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2023, the Company had $1,949 in uninsured deposits at these financial institutions.

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

(c) Major Customers.  In the fiscal years ended June 30, 2023 and 2022, approximately 89% and 90% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 70% and 24% and 67% and 26%, respectively, of this segment’s net sales in the fiscal years ended June 30, 2023 and 2022, respectively.  Accounts receivable from these two major customers represented approximately 84% and 70% of total net accounts receivable as of June 30, 2023 and 2022, respectively.  Three other customers in the Other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 56%, 16% and 9% and 40%, 1% and 19%, respectively, of net sales of the Other Nutraceutical Segment in the fiscal years ended June 30, 2023 and 2022, respectively.  The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

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

As of June 30, 2023, approximately 74% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on August 31, 2026.

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

The components of lease expense for the fiscal year ended June 30, 2023 and 2022 were as follows:

	2023			2022
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$842	$88	$650	$566	$84	$650

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$12	$12	$-	$3	$3
Total Finance Lease Costs	$-	$12	$12	$-	$3	$3

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

Rent expense, lease amortization costs and imputed interest costs on these related party leases were $1,269 and $896 for the fiscal years ended June 30, 2023 and 2022, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2023 and 2022, the Company had outstanding current obligations to Vitamin Realty of $0 and $72, respectively, included in accounts payable in the accompanying Consolidated Balance Sheets.  Additionally, as of June 30, 2023 and 2022, the Company has operating lease obligations of $2,061 and $1,841, respectively, with Vitamin Realty as noted in the accompany Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 2023, related to machinery and equipment and office equipment.

As of June 30, 2023, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,061	$772	$1,289	$1,972
Warehouse Lease	541	108	433	631
Office equipment leases	21	8	13	23
	$2,623	$888	$1,735	$2,830

As of June 30, 2022, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,839	$503	$1,338	$1,972
Office equipment leases	28	7	21	32
	$1,867	$510	$1,359	$2,004

As of June 30, 2023 and 2022, the Company’s weighted average discount rate is 4.41% and 3.87%, for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 2.9 years and 3.5 years, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Financed Lease Obligation.

On June 15, 2022, the Company entered into a financed lease obligation with LEAF Capital Funding, LLC in the amount of $85, which lease is secured by certain machinery and equipment and matures on August 15, 2024.  The lease payment in the amount of approximately $4 is payable monthly, beginning September 15, 2023 and has a stated interest rate of 0.0%.

As of each June, 2023 and 2022, the Company’s weighted average discount rate for the outstanding finance lease obligation is 0% and the remaining term on finance lease obligation is approximately 1.2 years and 2.2 years, respectively.  The ROU asset related to the finance lease obligation is included in Property and equipment, net in the accompanying Consolidated Balance Sheet.

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2023 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$842	$147	$989
Operating cash flows from finance lease obligations	-	-	-
Financing cash flows from finance lease obligations	-	35	35

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2022 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$566	$84	$650
Operating cash flows from finance lease obligations	-	-	-
Financing cash flows from finance lease obligations	-	-	-

In the fiscal year ended June 30, 2023, in addition to the Third Amendment with Vitamin Realty the Company renewed, for one year, an operating lease for office space with an annual commitment of $10 and entered into a five year lease for additional warehouse space of 12,500 square feet with an annual commitment of $134 in the first year increasing to $150 in the fifth year of the lease (the “Warehouse Lease”).  The Warehouse Lease includes additional rent of not less than $1 per month for the Company’s pro rata portion of the lessor’s operating expenses and commenced on December 1, 2022.  Additionally, on August 4, 2023, the Company entered into a four year operating lease for transportation equipment with an annual commitment of $21.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Maturities of operating lease liabilities as of June 30, 2023 were as follows:

Year ending June 30,	Operating Lease Commitment	Related Party Operating Lease Commitment	Finance Lease Obligation	Total

2024	$146	$842	$42	$1,030
2025	149	842	7	998
2026	148	492	-	640
2027	148	-	-	148
2028	63	-	-	63
Total minimum lease payments	654	2,176	49	2,879
Imputed interest	(92)	(115)	-	(207)
Total	$562	$2,061	$49	$2,672

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

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plans. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the issuance of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended (the “Plan”). The Company also has a 1997 Stock Option Plan with 5,000,000 shares of common stock reserved for issuance. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms. As of June 30, 2023, the Company has 6,823,569 shares of common stock remaining under the Plans.

In the fiscal year ended June 30, 2023, the Board of Directors authorized the issuance of up to 538,500 stock options to Company officers and employees. The Company issued 527,000 stock options with an exercise price ranging from $0.41 to $0.45, vesting over three years, with expiration terms of either five or ten years from the date of grant.  For the fiscal years ended June 30, 2023 and 2022, the Company incurred stock-based compensation expense of $320 and $369, respectively.  The Company expects to record additional stock-based compensation of $480 over the remaining estimated vesting period of approximately two and half years.

In July 2023, the Board of Directors authorized the issuance of 200,000 stock options to the non-executive directors of (50,000 each) with an exercise price of $0.33, vesting over one year, 25% at the end of each quarter ending September 30, 2023, December 21, 2023, March 31, 2024 and June 30, 2024.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended June 30, 2023:

Risk Free Interest Rate	3.85% to 3.00%
Volatility	103.3% to 116.9%
Term	4.5 to 7.5 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.41

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

In the fiscal years ended June 30, 2023 and 2022, stock options in the aggregate amount of 4,376,284 and 537,600, were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

The intrinsic value of options outstanding and exercisable at June 30, 2023 and 2022 was $461 and $1,002, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2021	3,916,666	$0.26
Granted	764,700	0.85
Exercised	(146,333)	0.23
Terminated	(44,700)	0.53
Expired	(46,400)	0.47
Outstanding as of June 30, 2022	4,443,933	0.36
Granted	527,000	0.42
Exercised	-	-
Terminated	-	-
Expired	(594,649)	0.46
Outstanding as of June 30, 2023	4,376,284	$0.35

Exercisable at June 30, 2022	3,524,500	$0.26
Exercisable at June 30, 2023	3,626,551	$0.30

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2023 under the Company’s stock option plans:

							Weighted
				Weighted	Weighted Average		Average
				Average	Remaining		Exercise
Range of Exercise Price			Outstanding	Exercise Price	Contractual Life (years)	Exercisable	Price

$0.09	-	$0.10	1,221,000	$0.09	1.9	1,296,000	$0.09
$0.21	-	$0.21	1,194,000	0.21	5.9	1,209,000	0.21
$0.23	-	$0.25	250,000	0.23	3.4	250,000	0.23
$0.41	-	$0.41	426,500	0.41	9.4	-	0.00
$0.51	-	$0.51	200,000	0.51	9.0	200,000	0.51
$0.65	-	$0.65	570,667	0.65	7.4	431,000	0.65
$0.72	-	$0.72	66,667	0.72	0.7	66,667	0.72
$0.95	-	$0.95	425,783	0.95	8.4	242,217	0.95
$1.05	-	$1.05	21,667	1.05	0.7	21,667	1.05
$0.09	-	$1.05	4,376,284	$0.35	7.0	3,626,551	$0.30

Note 13. Segment Information

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments; Contract Manufacturing and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe, for the fiscal years ended June 30, 2023 and 2022 were $8,055 and $9,729, respectively.

Financial information relating to the fiscal years ended June 30, 2023 and 2022 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital	Total
		Customers	Customers	Total	Profit	Depreciation	Expenditures	Assets
Contract Manufacturing	2023	$40,230	$8,047	$48,277	$3,630	$348	$109	$19,507
	2022	44,450	9,641	54,091	5,917	332	486	19,061

Other Nutraceutical Businesses	2023	2,387	8	2,395	431	3	7	5,924
	2022	2,067	88	2,155	635	4	-	6,189

Total Company	2023	42,617	8,055	50,672	4,061	351	116	25,431
	2022	46,517	9,729	56,246	6,552	336	486	25,250

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 15, 2023	By: /s/ Christina Kay
Christina Kay
Co-Chief Executive Officer

Date: September 15, 2023	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christina Kay	Co-Chief Executive Officer and Director	September 15, 2023
Christina Kay	(Principal Executive Officer)

/s/ Riva Sheppard	Co-Chief Executive Officer and Director	September 15, 2023
Riva Sheppard	(Principal Executive Officer)

/s/ Dina L. Masi	Chief Financial Officer	September 15, 2023
Dina L. Masi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert Canarick	Director	September 15, 2023
Robert Canarick

/s/ Damon DeSantis	Director	September 15, 2023
Damon DeSantis

/s/ William H. Milmoe	Director	September 15, 2023
William H. Milmoe

/s/ Eric Friedman	Director	September 15, 2023
Eric Friedman