Form 10-Q
period 2023-09-30
INTEGRATED BIOPHARMA INC
filed 2023-11-09
CIK 1016504

9UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Yes ☐   No  ☒

As of November 9, 2023, there were 30,099,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2023

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended,(the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; the impact of inflation and tightened labor markets; the impact of the war in Ukraine; the impact of the Israel-Hamas war and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of the Company’s Form 10-K and in other filings by the Company with the SEC. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2023	2022

Sales, net	$12,915	$12,326

Cost of sales	12,083	11,329

Gross profit	832	997

Selling and administrative expenses	886	967

Operating (loss) income	(54)	30

Other income (expense), net:
Interest income (expense), net	8	(10)
Unrealized loss on investment	-	(4)
Total other income (expense), net	8	(14)

(Loss) income before income taxes	(46)	16

Income tax expense, net	13	51

Net loss	$(59)	$(35)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	29,965,914	29,949,610

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	June 30,
	2023	2023
Assets
Current Assets:
Cash	$2,594	$1,316
Accounts receivable, net	4,172	4,511
Inventories	10,511	10,261
Other current assets	482	284
Total current assets	17,759	16,372

Property and equipment, net	1,636	1,653
Operating lease right-of-use assets (includes $1,871 and $2,061 with a related party)	2,472	2,623
Deferred tax assets, net	4,718	4,726
Security deposits and other assets	57	57
Total Assets	$26,642	$25,431

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$3,536	$2,266
Accrued expenses and other current liabilities	1,708	1,632
Current portion of financed lease obligations	39	42
Current portion of operating lease liabilities (includes $780 and $772 with a related party)	914	888
Total current liabilities	6,197	4,828

Financed lease obligation	-	7
Operating lease liabilities (includes $1,091 and $1,289 with a related party)	1,559	1,735
Total liabilities	7,756	6,570

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
30,134,510 and 29,984,510 shares issued, respectively; and 30,099,610 and 29,949,610 shares outstanding, respectively	60	60
Additional paid-in capital	51,323	51,239
Accumulated deficit	(32,398)	(32,339)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,886	18,861
Total Liabilities and Stockholders' Equity	$26,642	$25,431

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTH PERIODS ENDED September 30, 2023 and 2022

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2023	29,984,510	$60	$51,239	$(32,339)	34,900	$(99)	$18,861

Stock compensation expense for employee stock options	-	-	71	-	-	-	71
Shares issued upon exercise of stock options	150,000	-	13	-	-	-	13
Net loss	-	-	-	(59)	-	-	(59)
Balance, September 30, 2023	30,134,510	$60	$51,323	$(32,398)	34,900	$(99)	$18,886

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2022	29,984,510	$60	$50,919	$(32,305)	34,900	$(99)	$18,575

Stock compensation expense for employee stock options	-	-	81	-	-	-	81
Net loss	-	-	-	(35)	-	-	(35)
Balance, September 30, 2022	29,984,510	$60	$51,000	$(32,340)	34,900	$(99)	$18,621

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2023	2022
Cash flows provided by operating activities:
Net loss	$(59)	$(35)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	77	88
Amortization of operating lease right-of-use assets	221	184
Stock based compensation	71	81
Change in deferred tax assets	8	37
Unrealized loss on investment in iBio Stock	-	4
Other, Net	3	3
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	339	1,177
Inventories	(250)	(613)
Other current assets	(201)	(169)
(Decrease) increase in:
Accounts payable	1,251	343
Accrued expenses and other liabilities	74	76
Operating lease obligations	(221)	(184)
Net cash provided by operating activities	1,313	992

Cash flows from investing activities:
Purchase of property and equipment	(38)	(50)
Net cash used investing activities	(38)	(50)

Cash flows from financing activities:
Proceeds from exercise of stock options	13	-
Repayments of advances under revolving credit facility	-	(101)
Repayments under finance lease obligations	(10)	(4)
Net cash provided by (used in) financing activities	3	(105)

Net increase in cash	1,278	837
Cash at beginning of period	1,316	331
Cash at end of period	$2,594	$1,168

Supplemental disclosures of cash flow information:
Interest paid	$10	$11

Supplemental disclosures of non-cash flow transactions:
Amount owed on purchase of property and equipment	$22	$-
Acquisition of right-of-use assets, net and operating lease obligations, net	$69	960

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (v) Chem International, Inc., ("Chem") a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the three months ended September 30, 2023 and 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“Form 10-K”), as filed with the SEC. The June 30, 2023 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Ultimate results could differ from the estimates of management. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results for the full fiscal year ending June 30, 2024 or for any other period.

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

Income Taxes. The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  For the three months ended September 30, 2023 and 2022, the Company had federal deferred income tax expense of $6, and a deferred federal income tax benefit, net of $38, respectively and state income tax expense, net of approximately $7 and $61, in the three months ended September 30, 2023 and 2022, respectively.

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

Stock options in the amount of 4,423,183 and 4,081,583 for the three months ended September 30, 2023 and 2022, respectively, were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive as a result of losses for the periods.

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2023	2023

Raw materials	$8,417	$6,859
Work-in-process	1,145	2,148
Finished goods	949	1,254
Total	$10,511	$10,261

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2023	2023

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,371
Machinery and equipment	6,853	6,801
	9,474	9,422
Less: Accumulated depreciation and amortization	(7,838)	(7,769)
Total	$1,636	$1,653

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2023 and 2022 was $77 and $88, respectively. In the three months ended September 30, 2023 and 2022, the Company disposed of fully depreciated property of $8 and $20.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 4. Senior Credit Facility

As of September 30, 2023 and June 30, 2023, the Company had no amounts outstanding under its Senior Credit Facility.

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

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. ("iBio Stock") owned by the Company.  Revolving Advances bear interest at PNC’s Base Rate (8.50% and 8.25% as of September 30, 2023 and June 30, 2023, respectively) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers. For the three months ended September 30, 2023 and 2022, approximately 91% and 85% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 76% and 19% and 61% and 30% in the three months ended September 30, 2023 and 2022, respectively.  Accounts receivable from these two major customers represented approximately 79% and 84% of total net accounts receivable as of September 30 and June 30, 2023, respectively.  Two other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 41% and 35% and 55% and 26%, respectively, of net sales of the Other Nutraceutical Segment in the three months ended September 30, 2023 and 2022, respectively.  The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 76% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective  September 1, 2022 and will expire on August 31, 2026.

The Company has seen a negative impact in its margins due to inflation and tightened labor markets.  The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including inflation, labor and shipping costs and its own increases in shipping, labor and other operating costs. The Company’s results of operations may also be affected by economic conditions, including inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

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

Additionally, the current Israel-Hamas war in the Middle East could negatively impact the sales and margins of the Company.  Certain customers sell into Israel and the Company sources certain raw materials from Israel.  If the Israel-Hamas war carries on for a significant time frame, it could have a negative impact on the sales and margins of the Company if the Company is unable to replace these sales with other sales and/or obtain the same raw materials at substantially the same price as currently paid.

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

The components of lease expense for the three months ended September 30, 2023 and 2022, were as follows:

	2023			2022
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$211	$39	$250	$211	$17	$228

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$3	$3	$3	$3	$3
Total finance lease cost	$-	$3	$3	$3	$3	$3

Rent and lease amortization costs are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Operating Lease Liabilities

Related Party Operating Lease Liabilities. Warehouse and office facilities are leased from Vitamin Realty Associates, LLC (“Vitamin Realty”), which is 100% owned by the estate of the Company’s former chairman, and a major stockholder and certain of his family members, who are the Co-Chief Executive Officers and directors of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provided for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  On July 15, 2022, MDC entered into a third amendment of the lease (the “Third Lease Amendment”) with Vitamin Realty, increasing its rentable square footage to 116,175. The Third Lease Amendment provides for minimum annual rental payments of $842, plus increases in real estate taxes and the building operating expenses allocation percentage and was effective as of July 1, 2022.

Rent expense and lease amortization costs for the three months ended September 30, 2023 and 2022 on these leases were $304 and $316 respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of September 30, and June 30, 2023, the Company had no outstanding current obligations to Vitamin Realty.  The Company has operating lease obligations of $1,871 and $2,061 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of September 30, and June 30, 2023, respectively.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2027, related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

As of September 30, 2023, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,871	$780	$1,091	$1,965
Warehouse lease	515	110	405	597
Transportation equipment lease	67	15	52	79
Office equipment leases	19	9	11	21
	$2,472	$914	$1,559	$2,662

As of June 30, 2023, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,061	$772	$1,289	$2,176
Warehouse Lease	541	108	433	631
Office equipment leases	21	8	13	23
	$2,623	$888	$1,735	$2,830

As of September 30, and June 30, 2023, the Company’s weighted average discount rate for operating leases is approximately 4.92% and 4.41%, respectively, and the remaining term on lease liabilities is approximately 2.7 years and 2.9 years, respectively.

Financed Lease Obligation.

As of each September 30, and June 30, 2023, the Company’s weighted average discount rate for the outstanding finance lease obligation is 0% and the remaining term on finance lease obligation is approximately 0.9 years and 1.2 years, respectively.  The related ROU asset and lease obligation are included in Property and Equipment, net and Finance Lease Obligation, respectively in the accompanying Condensed Consolidated Balance Sheet.

Supplemental cash flows information related to leases for the three months ended September 30, 2023, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$211	$54	$265
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	10	10

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the three months ended September 30, 2022, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$211	$17	$228
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	4	4

On August 4, 2023, the Company entered into a four year operating lease for transportation equipment with an annual commitment of $21.

Maturities of operating and finance lease liabilities as of September 30, 2023 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Obligation	Total

2024, remaining	$126	$632	$32	$790
2025	169	842	7	1,018
2026	169	491	-	660
2027	169	-	-	169
2028	64	-	-	64
Total minimum lease payments	697	1,965	39	2,701
Imputed interest	(96)	(94)	-	(190)
Total	$601	$1,871	$39	$2,511

(b) Legal Proceedings.

The Company is subject, from time to time, to claims by third parties under various legal theories. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

Note 7. Related Party Transactions

Information related to related party transactions are disclosed in Note 6(a). Leases for related party lease transactions.

Note 8. Equity Transactions and Stock-Based Compensation

In July 2023, the Board of Directors authorized the issuance of 200,000 stock options to the non-executive directors of (50,000 each) with an exercise price of $0.33, vesting over one year, 25% at the end of each quarter ending September 30, 2023, December 21, 2023, March 31, 2024 and June 30, 2024.  For the three months ended September 30, 2023 and 2022, the Company incurred stock-based compensation expense of $71 and $81, respectively.  The Company expects to record additional stock-based compensation of $257 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the three months ended September 30, 2023:

Risk Free Interest Rate	3.91%
Volatility	131.7%
Expected Term	10 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.33

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

A summary of the Company’s stock option activity, and related information for the three months ended September 30, 2023 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2023	4,376,284	$0.35
Granted	200,000	0.33
Exercised	(150,000)	0.09
Terminated	-	-
Expired	(3,100)	0.69
Outstanding as of September 30, 2023	4,423,184	$0.36

Exercisable at September 30, 2023	3,523,450	$0.31

Note 9. Segment Information and Disaggregated Revenue

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe, for the three months ended September 30, 2023 and 2022 were $1,609 and $2,473, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended September 30, 2023 and 2022 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2023	$10,828	$1,609	$12,437	$813	$76	$35
	2022	9,088	2,473	11,561	823	87	50

Other Nutraceutical Businesses	2023	478	-	478	19	1	3
	2022	765	-	765	174	1	-

Total Company	2023	11,376	1,609	12,915	832	77	38
	2022	9,853	2,473	12,326	997	88	50

	Total Assets as of
	September 30,	June 30,
	2023	2023
Contract Manufacturing	$20,450	$19,507
Other Nutraceutical Businesses	6,192	5,924
Total Company	$26,642	$25,431

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION (dollars in thousands)

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

The Company is engaged primarily in the business of manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States and Luxembourg.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

For the three months ended September 30, 2023, our net sales from operations increased by $589 to approximately $12,915 from approximately $12,326 in the three months ended September 30, 2022. Our net sales in the Contract Manufacturing Segment increased by $846, offset by a decrease in our Other Nutraceuticals Segment of $287.  Net sales increased in our Contract Manufacturing Segment primarily due to increased sales volumes to Life Extension in the amount of $2,380 offset by decreased sales volumes to Herbalife and all other customers of $1,092 and $412, respectively.  For the three months ended September 30, 2023 and 2022, a significant portion of our consolidated net sales, approximately 91% and 85%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife, represented approximately 76% and 19% and 69% and 29%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2023 and 2022, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Revenues in the three months ended September 30, 2023 were lower than the three months ended September 30, 2022 in our Other Nutraceuticals Segment by $287, primarily due to decreased sales in the Chem’s distributor business in the amount of $223.

For the three months ended September 30, 2023, we had an operating loss of approximately $54, a decrease of approximately $84 from operating income of approximately $30 for the three months ended September 30, 2022. Our profit margins decreased from approximately 8.1% of net sales in the three months ended September 30, 2022 to approximately 6.4% of net sales in the three months ended September 30, 2023, primarily as a result of the increased cost of sales in our Other Nutraceutical Segment of approximately $52 while revenues declined by $64.  Our consolidated selling and administrative expenses decreased by approximately $81 or approximately 8.4% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.  Our salaries and employee benefits decreased by $37 and all other general expenses decreased by a net amount of $44, with no one expense increasing or decreasing by more than $11.

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

We have seen a negative impact on our margins due to inflation and tightened labor markets.  We may not be able to timely increase our selling prices to our customers resulting from price increases from our suppliers due to various economic factors, including inflation, labor and shipping costs and our own increases in shipping, labor and other operating costs.  Our results of operations may also be affected by economic conditions, including inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders we may receive from our significant customers.

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

Additionally, the current Israel-Hamas war in the Middle East could negatively impact our sales and margins.  Certain of our customers sell into Israel and we source certain raw materials from Israel.  If the Israel-Hamas war carries on for a significant time frame, it could have a negative impact on our sales and margins if we unable to replace these sales with other sales and/or obtain the same raw materials at substantially the same price as currently paid.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2023, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2023 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2023	2022

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	93.6%	91.9%
Selling and administrative	6.8%	7.8%
	100.4%	99.7%
Operating (loss) income	(0.4% )	0.3%

Other income (expense), net
Interest income (expense), net	0.1%	(0.1% )
Unrealized loss on invesment	-	0.0%
Other expense, net	0.1%	(0.1% )

(Loss) income before income taxes	(0.3% )	0.2%

Income tax expense, net	0.1%	0.4%

Net loss	(0.4% )	(0.2% )

For the Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

Sales, net. Sales, net, for the three months ended September 30, 2023 and 2022 were $12,915 and $12,326, respectively, a increase of 4.8%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	September 30,		Change	Change
	2023	2022	2023 vs 2022	2023 vs 2022
	(amounts in thousands)
Contract Manufacturing:
US Customers	$10,828	$9,088	$1,740	19.1%
International Customers	1,609	2,473	(864)	(34.9%	)
Net sales, Contract Manufacturing	12,437	11,561	876	7.6%

Other Nutraceuticals:
US Customers	478	765	(287)	(37.5%	)
International Customers	-	-	-	-
Net sales, Other Nutraceuticals	478	765	(287)	(37.5%	)

Total net sales	$12,915	$12,326	$589	4.8%

For the three months ended September 30, 2023 and 2022, a significant portion of our consolidated net sales, approximately 91% and 85%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 76% and 19% and 61% and 30%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2023 and 2022, respectively. Revenues in the three months ended September 30, 2023 were lower than the three months ended September 30, 2022 in our Other Nutraceuticals Segment by $287, primarily due to decreased sales in the Chem’s distributor business in the amount of $223.   Two other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 41% and 35% and 55% and 26%, respectively, of net sales of the Other Nutraceutical Segment in the three months ended September 30, 2023 and 2022, respectively.

The increase in net sales of approximately $589 was primarily the result of increased net sales in our Contract Manufacturing Segment of $876 primarily due to increased sales volumes to Life Extension in the amount of $2,380 offset by decreased sales volumes to Herbalife and all other customers of $1,092 and $412, respectively and a decrease of sale in the other Nutraceuticals Segment of $287.

Cost of sales.  Cost of sales increased by approximately $754 to $12,083 for the three months ended September 30, 2023, as compared to $11,329 for the three months ended September 30, 2022, or approximately 6.7%. Cost of sales increased as a percentage of sales to 93.6% for the three months ended September 30, 2023 as compared to 91.9% for the three months ended September 30, 2022. The increase in the amount of cost of goods sold as a percentage of 6.7% is consistent with the increase in sales of approximately 4.8%.  The additional increase of 1.9% is due increases in labor costs, increase costs to run our laboratory as well as increased pricing from our outside testing facilities and additional freight costs in the Other Nutraceutical Segment that we were unable to bill to our customers.

Selling and Administrative Expenses.  Selling and administrative expenses decreased by approximately $81 to $886, approximately 8.3% in the three months ended September 30, 2023 from $967 in the three months ended September 30, 2022.  As a percentage of sales, net, selling and administrative expenses were approximately 6.8% and 7.8% in the three months ended September 30, 2023 and 2022, respectively. Our salaries and employee benefits decreased by $37 and all other general expenses decreased by a net amount of $44, with no one expense increasing or decreasing by more than $11.  Salaries and employee benefits decreased primarily as a result of vacancy of our executive and chairman and president position of approximately $61, offset by increases to the  remaining officers and employees of approximately $23.

Other income (expense), net. Other income (expense), net was approximately $8 for the three months ended September 30, 2023 compared to $(14) for the three months ended September 30, 2022, and is composed of:

	Three months ended
	September 30,
	2022	2022
	(dollars in thousands)
Other income (expense):
Interest income (expense), net	$8	$(10)
Unrealized loss on investment	-	(4)
Total other income (expense), net	$8	$(14)

Federal and state income tax expense, net.  For the three months ended September 30, 2023 and 2022, the Company had federal deferred income tax expense of $6, and a deferred federal income tax benefit, net of $38, respectively and state income tax expense, net of approximately $7 and $61, in the three months ended September 30, 2023 and 2022, respectively.

Net loss. Our net loss for the three months ended September 30, 2023 and 2022 was approximately $59 and $35, respectively.  The increase of approximately $24 was primarily the result of decreased operating income of $84, offset by the increase in other income of $22 and lower income tax expense of $24.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the three months ended
	September 30,
	2023	2022
	(dollars in thousands)

Net cash provided by operating activities	$1,313	$992
Net cash used in investing activities	$(38)	$(50)
Net cash provided by (used in) used in financing activities	$3	$(105)

Cash at end of period	$2,594	$1,168

At September 30, 2023, our working capital was approximately $11,562, an increase of $18 from our working capital of $11,544 at June 30, 2023.  The increase in our working capital was the result of our current liabilities increasing by of $1,369 and was offset by an increase in our current assets of $1,387, $1,278 from the increase in cash.

Operating Activities

Net cash provided by operating activities of $1,313 in the three months ended September 30, 2023 includes a net loss of approximately $59. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $321. Net cash provided by our operations in the three months ended September 30, 2023 from our working capital assets and liabilities in the amount of approximately $992 was primarily the result of cash provided from a decrease in our accounts receivable of $339 and an aggregate increase in accounts payable, accrued expenses and other liabilities of $1,104, offset in part, by increases in inventories of approximately $250 and prepaid and other assets of $201.

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

Investing Activities

Cash used in investing activities in the three months ended September 30, 2023 and 2022, of approximately $38 and $50 was from the purchase of machinery and equipment, respectively.

Financing Activities

Cash provided by financing activities was approximately $3 for the three months ended September 30, 2023, and was from proceeds from the exercise of stock options in the amount of $13, offset by principal payments under financed lease obligations of $10.

Cash used in financing activities was approximately $105 for the three months ended September 30, 2022, and was primarily from net repayments of advances under our revolving credit facility of $101 and principal payments under financed lease obligations of $4.

As of September 30, 2023, we had cash of $2,594, funds available under our revolving credit facility of approximately $5,922 and working capital of approximately $11,562. We gross profit of $832 and a loss on operations of $54 in the three months ended September 30, 2023.  Our operating loss included non-cash expenses of $161, including stock compensation expense of $71, depreciation of $77, and amortization of prepaid financing costs of $13.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 9, 2024.

Our current total annual commitments at September 30, 2023 for long term non-cancelable leases of approximately $894 consists of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the rental of machinery, transportation and office equipment.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2023 and 2022 were approximately $38 and $50, respectively. The Company has budgeted approximately $750 for capital expenditures for fiscal year 2024. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Inflation and tightened labor markets could have a negative impact on our financial results.

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

INTEGRATED BIOPHARMA, INC.

Date: November 9, 2023	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: November 9, 2023	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: November 9, 2023	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President