Form 10-Q
period 2023-12-31
INTEGRATED BIOPHARMA INC
filed 2024-02-12
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

Yes ☐ No ☑

As of February 12, 2024, there were 30,099,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended December 31, 2023

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2023	2022	2023	2022

Sales, net	$11,509	$12,254	$24,424	$24,580

Cost of sales	10,989	11,184	23,072	22,513

Gross profit	520	1,070	1,352	2,067

Selling and administrative expenses	972	1,103	1,858	2,070

Operating loss	(452)	(33)	(506)	(3)

Other income (expense), net
Interest income (expense), net	2	(8)	10	(18)
Other income (expense), net	(2)	(4)	(2)	(8)
Other income (expense), net	-	(12)	8	(26)

Loss before income taxes	(452)	(45)	(498)	(29)

Income tax (expense) benefit, net	70	(10)	57	(61)

Net loss	$(382)	$(55)	$(441)	$(90)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	30,099,610	29,949,610	30,032,762	29,949,610

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2023	2023
Assets
Current Assets:
Cash	$732	$1,316
Accounts receivable, net	3,733	4,511
Inventories	12,149	10,261
Other current assets	451	284
Total current assets	17,065	16,372

Property and equipment, net	1,558	1,653
Operating lease right-of-use assets (includes $1,679 and $2,061 with a related party)	2,247	2,623
Deferred tax assets, net	4,794	4,726
Security deposits and other assets	57	57
Total Assets	$25,721	$25,431

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$3,305	$2,266
Accrued expenses and other current liabilities	1,576	1,632
Current portion of financed lease obligation	28	42
Current portion of operating lease liabilities (includes $788 and $772 with a related party)	924	888
Total current liabilities	5,833	4,828

Financed lease obligation	-	7
Operating lease liabilities (includes $891 and $1,289 with a related party)	1,322	1,735
Total liabilities	7,155	6,570

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
30,134,510 and 29,984,510 shares issued, respectively, and
30,099,610 and 29,949,610 shares outstanding, respectively	60	60
Additional paid-in capital	51,385	51,239
Accumulated deficit	(32,780)	(32,339)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,566	18,861
Total Liabilities and Stockholders' Equity	$25,721	$25,431

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023:							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2023	29,984,510	$60	$51,239	$(32,339)	34,900	$(99)	$18,861
Stock compensation expense for employee stock options	-	-	71	-	-	-	71
Shares issued upon exercise of employee stock options	150,000	-	13	-	-	-	13
Net loss	-	-	-	(59)	-	-	(59)
Balance, September 30, 2023	30,134,510	60	51,325	(32,398)	34,900	(99)	18,886
Stock compensation expense for employee stock options	-	-	62	-	-	-	62
Net loss	-	-	-	(382)	-	-	(382)
Balance, December 31, 2023	30,134,510	$60	$51,385	$(32,780)	34,900	$(99)	$18,566

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2022	29,984,510	$60	$50,519	$(32,305)	34,900	$(99)	$18,575
Stock compensation expense for employee stock options	-	-	81	-	-	-	81
Net loss	-	-	-	(35)	-	-	(35)
Balance, September 30, 2022	29,984,510	60	51,000	(32,340)	34,900	(99)	18,621
Stock compensation expense for employee stock options	-	-	86	-	-	-	86
Net loss	-	-	-	(55)	-	-	(55)
Balance, December 31, 2022	29,984,510	$60	$51,086	$(32,295)	34,900	$(99)	$18,652

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Six months ended
	December 31,
	2023	2022
Cash flows provided by operating activities:
Net loss	$(441)	$(90)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	155	181
Amortization of operating lease right-of-use assets	445	374
Stock based compensation	133	167
Change in deferred tax assets	(68)	34
Other, Net	8	14
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	778	379
Inventories	(1,888)	791
Other current assets	(173)	(187)
Security deposits and other assets	-	(21)
(Decrease) increase in:
Accounts payable	1,039	(232)
Accrued expenses and other liabilities	(56)	(89)
Operating lease obligations	(446)	(373)
Net cash (used in) provided by operating activities	(514)	948

Cash flows from investing activities:
Purchase of property and equipment	(62)	(82)
Proceeds from sale of iBio Stock	-	4
Net cash used in investing activities	(62)	(78)

Cash flows from financing activities:
Advances (repayments) under revolving credit facility	-	(101)
Proceeds from exercise of employee stock options	13	-
Payments under finance lease obligations	(21)	(15)
Net cash used in financing activities	(8)	(116)

Net (decrease) increase in cash	(584)	754
Cash at beginning of period	1,316	331
Cash at end of period	$732	$1,085

Supplemental disclosures of cash flow information:
Interest paid	$21	$21
Income taxes paid	$40	$-
Supplemental disclosures of non-cash flow transactions:
Acquisition of right-of-use assets, net	69	1,560

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc. (“MDC Warehousing“), a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the three and six months ended December 31, 2023 and 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“Form 10-K”), as filed with the SEC. The June 30, 2023 balance sheet was derived from audited financial statements,

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results for the full fiscal year ending June 30, 2023 or for any other period.

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

For the three months ended December 31, 2023 and 2022, the Company had a federal income tax benefit of $76 and $4, respectively and state income tax expense, net of approximately $6 and $14, respectively.  For the six months ended December 31, 2023 and 2022, the Company had a federal tax benefit of $70 and a deferred tax expense of $17, respectively and state income tax expense, net of approximately $13 and $44, respectively.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Anti-dilutive stock options	4,996,850	4,597,283	4,996,850	4,597,283
Total anti-dilutive shares	4,996,850	4,597,283	4,996,850	4,597,283

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2023	2023

Raw materials	$9,892	$6,859
Work-in-process	1,635	2,148
Finished goods	622	1,254
Total	$12,149	$10,261

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2023	2023

Land and building	$1,250	$1,250
Leasehold improvements	1,371	1,371
Machinery and equipment	6,829	6,801
	9,450	9,422
Less: Accumulated depreciation and amortization	(7,892)	(7,769)
Total	$1,558	$1,653

Depreciation and amortization expense recorded on property and equipment was $78 and $93 for the three months and $155 and $181 for six months ended December 31, 2023 and 2022, respectively.  Additionally, the Company disposed of property of $34 and $19 in the six months ended December 31, 2023 and 2022, respectively and in the three and six months ended December 31, 2023, recognized a loss on disposal of fixed assets of $2.

Note 4. Senior Credit Facility

As of December 31, 2023 and June 30, 2023, the Company had no debt outstanding under its Senior Credit Facility.

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

The Amended Loan Agreement provides for a total of $11,585 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $8,000 (the “Revolving Credit Facility”), and (ii) a term loan in the amount of $3,585 (the “Term Loan”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, real estate owned by IHT Properties, and common stock of iBio, Inc. ("iBio Stock") owned by the Company.  Revolving Advances bear interest at PNC’s Base Rate (8.50% and 8.25% as of December 31, 2023 and  June 30, 2023, respectively) or the Eurodollar Rate, at Borrowers’ option, plus 2.50%.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers. In the three months ended December 31, 2023 and 2022, approximately 89% and 91%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 70% and 23% and 70% and 25% in the three months ended December 31, 2023 and 2022, respectively of the Contract Manufacturing Segment net sales.  In the six months ended December 31, 2023  and 2022, approximately 90% and 88% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 73% and 21% in the six months ended December 31, 2023 and 66% and 27% of net sales in the six months ended December 31, 2022, respectively of the Contract Manufacturing Segment net sales.  Accounts receivable from these two major customers represented approximately 78% and 84% of total net accounts receivable as of December 31 and June 30, 2023, respectively. Two other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 40% and 22% and 81% and 1% of net sales of the Other Nutraceutical Segment in the three months ended December 31, 2023 and 2022, and 41% and 28% and 66% and 15%, of net sales of the Other Nutraceutical Segment in the six months ended December 31, 2023 and 2022, respectively.

The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 76% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2023 and will expire on August 31, 2026.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company continues to experience minimal supply chain disruptions relating to fuel refinery and transportation issues as it pertains to shipping.  These issues first arose as result of the COVID-19 pandemic and other geo-political events. Currently, the drought in Panama is slowing down shipping container traffic, contributing to continued shipping delays in the receipt of certain raw materials used in the Company’s manufacturing process.

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

The components of lease expense for the three months ended December 31, 2023 and 2022, were as follows:

	Three months ended December 31,
	2023			2022
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$210	$42	$281	$210	$29	$239

Finance Lease Costs:
Amortization of right-of use assets	$-	$3	3	$-	$3	$3
Total finance lease cost	$-	$3	$3	$-	$3	$3

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the six months ended December 31, 2023 and 2022, were as follows:

	Six months ended December 31,
	2023			2022
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$421	$81	$502	$421	$46	$467

Finance Lease Costs:
Amortization of right-of use assets	-	$6	$6	$-	$6	$6
Total finance lease cost	$-	$6	$6	$-	$6	$6

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

Rent expense and lease amortization costs for the three months ended December 31, 2023 and 2022 on these leases were $338 and $321 respectively, and for the six months ended December 31, 2023 and 2022 were $642 and $637, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.  As of December 31, 2023 and June 30, 2023, the Company had no current obligations to Vitamin Realty.   Additionally, the Company has operating lease obligations of $1,679 and $2,061 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2023 and June 30, 2023, respectively.

Other Operating Lease Liabilities.  The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2027, related to office equipment.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

As of December 31, 2023, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,679	$788	$891	$1,755
Warehouse Lease	488	112	376	563
Transportation equipment lease	63	16	47	74
Office equipment leases	17	8	8	18
	$2,247	$924	$1,322	$2,410

As of June 30, 2023, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,061	$772	$1,289	$2,176
Warehouse lease	541	108	433	631
Office equipment leases	21	8	13	23
	$2,623	$888	$1,735	$2,830

As of December 31, 2023 and June 30, 2023, the Company’s weighted average discount rate and remaining term on operating lease liabilities were approximately 4.96% and 4.41% and 2.5 years and 2.9 years, respectively.

Financed Lease Obligation.

As of each December 31, and June 30, 2023, the Company’s weighted average discount rate for the outstanding finance lease obligation is 0% and the remaining term on finance lease obligation is approximately 0.7 years and 1.2 years, respectively.  The related ROU asset and lease obligation are included in Property and Equipment, net and Finance Lease Obligation, respectively in the accompanying Condensed Consolidated Balance Sheet.

Supplemental cash flows information related to leases for the six months ended December 31, 2023, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$421	$110	$531
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	21	21

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the six months ended December 31, 2022, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$421	$46	$467
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	15	15

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Obligation	Total

2024, remaining	$84	$421	$21	$526
2025	169	842	7	1,018
2026	169	492	-	661
2027	169	-	-	169
2028	64	-	-	64
Total minimum lease payments	655	1,755	28	2,438
Imputed interest	(87)	(76)	-	(163)
Total	$568	$1,679	$28	$2,275

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

Note 8. Equity Transactions and Stock-Based Compensation

In November 2023, the Board of Directors authorized the issuance of up to 597,500 stock options to Company officers and employees. The Company issued 582,500 stock options with an exercise price ranging from $0.24 to $0.26, vesting over three years, with expiration terms of ten years from the date of grant.

Additionally, in  July 2023, the Board of Directors authorized the issuance of 200,000 stock options (50,000 each) to the non-executive directors of with an exercise price of $0.33, vesting over one year, 25% at the end of each quarter ending  September 30, 2023,  December 21, 2023,  March 31, 2024 and  June 30, 2024.

For the three and six months ended December 31, 2023 and 2022, the Company incurred stock-based compensation expense of $61 and $86, and $133 and $167, respectively.  The Company expects to record additional stock-based compensation of $328 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the six months ended December 31, 2023:

Risk Free Interest Rate	3.91% to 4.36%
Volatility	116.9% to 131.7%
Expected Term	7.5 to 10 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.24
Closing Price of Common Stock	$0.26
Closing Price of Common Stock	$0.33

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

A summary of the Company’s stock option activity, and related information for the six months ended December 31, 2023 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2023	4,376,284	$0.35
Granted	782,500	0.27
Exercised	(150,000)	0.09
Terminated	(11,934)	0.61
Expired	-	-
Outstanding as of December 31, 2023	4,996,850	$0.35
Exercisable at December 31, 2023	3,942,650	$0.34

Note 9. Segment Information and Disaggregated Revenue

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended December 31, 2023 and 2022 were $1,656 and $1,914, respectively and for the six months ended December 31, 2023 and 2022 were $3,265 and $2,473, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended December 31, 2023 and 2022 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2023	$9,424	$1,629	$11,053	$500	$78	$24
	2022	9,768	1,914	11,682	944	92	32

Other Nutraceutical Businesses	2023	429	27	456	20	-	-
	2022	572	-	572	126	1	-

Total Company	2023	9,853	1,656	11,509	520	78	24
	2022	10,340	1,914	12,254	1,070	93	32

Financial information relating to the six months ended December 31, 2023 and 2022 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2023	$20,252	$3,238	$23,490	$1,313	$154	$59
	2022	20,770	2,473	23,243	1,767	179	82

Other Nutraceutical Businesses	2023	907	27	934	39	1	3
	2022	1,337	-	1,337	300	2	-

Total Company	2023	21,159	3,265	24,424	1,352	155	62
	2022	22,107	2,473	24,580	2,067	181	82

	Total Assets as of
	December 31,	June 30,
	2023	2023
Contract Manufacturing	$19,496	$19,507
Other Nutraceutical Businesses	6,225	5,924
Total Company	$25,721	$25,431

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

For the six months ended December 31, 2023, our net sales from operations decreased by $156 to approximately $24,424 from approximately $24,580 in the six months ended December 31, 2022, less than 1%.   Our net sales in the Contract Manufacturing Segment increased by $247 or approximately 1.1%, offset by a decrease in our Other Nutraceuticals Segment of $403.  Net sales increased in our Contract Manufacturing Segment primarily due to increased sales volumes to Life Extension of $1,959 offset by decreases in the amounts of $1,482 and $ 230 from Herbalife and all other customers, respectively.  Net sales in the six months ended December 31, 2023 were lower by approximately $403 from the in the six months ended December 31, 2022 in our Other Nutraceuticals Segment by $403, primarily due to MDC Warehousing and CII with decreased net sales in the amounts of $238 and $171, respectively. The declines were from two major customers in this segment, which represented 41% and 4% in the six months ended December 31, 2023 compared to 66% and 15% in the three months ended December 31, 2022.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

For the six months ended December 31, 2023, we had an operating loss of approximately $506, an increase of approximately $503 from the operating loss of approximately $3 for the six months ended December 31, 2022. Our profit margins decreased from approximately 8.4% of net sales in the six months ended December 31, 2022 to approximately 5.5% of net sales in the six months ended December 31, 2023, primarily as a result of the increased cost of sales of $559. The increase of $559 in the cost of goods sold amount is from increased manufacturing costs $585 and $116 from increased cost of goods in our Contract Manufacturing Segment offset by a decrease of $142 in our Other Nutraceuticals Segment.  Our consolidated selling and administrative expenses decreased by approximately $212 or approximately 10.2% in the six months ended December 31, 2023 compared to the six months ended December 31, 2022.  Our salaries and employee benefits decreased by approximately $100 as a result of decreased (i) bonuses of $43, (ii) base pay of $33 and (iii) payroll taxes and other employee benefits of $24.  Other selling and administrative expenses decreased by $112 primarily as a result of decreased stock compensation expense of $34 and all other selling and administrative expenses of $78.

Our revenue from our two significant customers in our Contract Manufacturing Segment is dependent on their demand within their respective distribution channels for the products we manufacture for them.  As in any competitive market, our ability to match or beat other contract manufacturers pricing for the same items may also alter our outlook and the ability to maintain or increase revenues.  We will continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales and expanding our customer base.  We believe that this focus will produce a reduction of the reliance on our two significant customers in our fiscal year ending June 30, 2025.

We have seen a negative impact in our margins due to inflation and tightened labor markets.  We may not be able to timely increase our selling prices to our customers resulting from price increases from our suppliers due to various economic factors, including inflation, labor and shipping costs and our own increases in shipping, labor and other operating costs.  Our results of operations may also be affected by economic conditions, including inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders we may receive from our significant customers.

We continue to experience minimal supply chain disruptions relating to fuel refinery and transportation issues as it pertains to shipping.  These issues first arose as result of the COVID-19 pandemic and other geo-political events. Currently, the drought in Panama is slowing down shipping container traffic, contributing to continued shipping delays in the receipt of certain raw materials used in our manufacturing process.

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

Additionally, the current Israel-Hamas war in the Middle East could negatively impact our sales and margins.  Certain of our customers sell into Israel and we source certain raw materials from Israel.  If the Israel-Hamas war carries on for a significant time frame, it could have a negative impact on our sales and margins if we are unable to replace these sales with other sales and/or obtain the same raw materials at substantially the same price as currently paid.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended December 31, 2023, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2023 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2023	2022	2023	2022

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	95.5%	91.3%	94.5%	91.6%
Selling and administrative	8.4%	9.0%	7.6%	8.4%
	103.9%	100.3%	102.1%	100.0%
Loss from operations	(3.9% )	(0.3% )	(2.1% )	(0.0%	)

Other income (expense), net
Interest income (expense), net	0.0%	(0.1% )	0.0%	(0.1%	)
Other income (expense), net	(0.0% )	0.0%	(0.0% )	0.0%
Other income (expense), net	0.0%	(0.1% )	0.0%	(0.1%	)

Loss before income taxes	(3.9% )	(0.4% )	(2.1% )	(0.1%	)

Income tax benefit (expense), net	0.7%	0.0%	0.2%	(0.3%	)

Net loss	(3.2% )	(0.4% )	(1.9% )	(0.4%	)

For the Six Months Ended December 31, 2023 compared to the Six Months Ended December 31, 2022

Sales, net. Sales, net, for the six months ended December 31, 2023 and 2022 were $24,424 and $24,580, respectively, a decrease of 0.6%, and were comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2023	2022	2023 vs 2022	2023 vs 2022
	(amounts in thousands)
Contract Manufacturing:
US Customers	$20,252	$20,770	$(518)	(2.5%	)
International Customers	3,238	2,473	765	30.9%
Net sales, Contract Manufacturing	23,490	23,243	247	1.1%

Other Nutraceuticals:
US Customers	907	1,337	(430)	(32.2%	)
International Customers	27	-	27	100.0%
Net sales, Other Nutraceuticals	934	1,337	(403)	(30.1%	)

Total net sales	$24,424	$24,580	$(156)	(0.6%	)

In the six months ended December 31, 2023 and 2022, a significant portion of our consolidated net sales, approximately 90% and 88%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife. Life Extension and Herbalife represented approximately 70% and 23% and 66% and 27%, respectively, of our Contract Manufacturing Segment’s net sales in the six months ended December 31, 2023 and 2022, respectively.

The decrease in net sales of approximately $156 in the six months ended December 31, 2023 was primarily the result of decreased sales in the Other Nutraceutical Segment of approximately $403, offset by the increase in the Contract Manufacturing Segment of $247, from the in the six months ended December 31, 2022.  The decrease in our Other Nutraceuticals Segment by $403, was primarily due to MDC Warehousing and CII with decreased net sales in the amounts of $238 and $171, respectively. The declines were from two major customers in this segment, which represented 41% and 4% in the six months ended December 31, 2023 compared to 66% and 15% in the three months ended December 31, 2022.   The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales increased by approximately $559 to $23,072 for the six months ended December 31, 2023, as compared to $22,513 for the six months ended December 31, 2022 or approximately 2.5%. Cost of sales increased as a percentage of sales to 94.5% for the six months ended December 31, 2023 as compared to 91.6% for the six months ended December 31, 2022. The increase of $559 in the cost of goods sold amount is from increased manufacturing costs $585 and $116 from increased cost of goods in our Contract Manufacturing Segment offset by a decrease of $142 in our Other Nutraceuticals Segment.  The increase in the cost of goods sold as a percentage of net sales, was primarily the result of substantially the same sales in the Contract Manufacturing net sales used to offset the increased manufacturing overhead costs.

Selling and Administrative Expenses.  There was a decrease in selling and administrative expenses of approximately $212 or approximately 10.2% in the six months ended December 31, 2023 compared to the six months ended December 31, 2022.  As a percentage of sales, net, selling and administrative expenses were approximately 7.6% and 8.4% in the six months ended December 31, 2023 and 2022, respectively. Our salaries and employee benefits decreased by approximately $100 as a result of decreased (i) bonuses of $43, (ii) base pay of $33 and (iii) payroll taxes and other employee benefits of $24.  Other selling and administrative expenses decreased by $112 primarily as a result of decreased stock compensation expense of $34 and all other selling and administrative expenses of $78.

Other income (expense), net. Other income (expense), net was approximately $8 for the six months ended December 31, 2023 compared to $(26) for the six months ended December 31, 2022, and was composed of:

	Six months ended
	December 31,
	2023	2022
	(dollars in thousands)
Interest income (expense), net	$10	$(18)
Other expense, net	(2)	(8)
Other income (expense), net	$8	$(26)

In the six months ended December 31, 2022, we sold our remaining iBio Stock, for a loss of $35 offset with an unrealized gain on the remaining iBio Stock of approximately $27, resulting in net other expense of $8,

Income tax benefit (expense), net. For the six months ended December 31, 2023 and 2022, we had a state income tax provision of approximately $13 and $44, respectively and federal income benefit of $70 and federal income tax expense of $17, in the six months ended December 31, 2023 and 2022, respectively.

Net loss. We had a net loss for the six months ended December 31, 2023 and 2022 of approximately $441 ad $90, respectively. The increase of approximately $351 in net losses was primarily the result of the increased operating loss of $503 offset, in part, by the change in the provision for income taxes of $118.

For the Three Months Ended December 31, 2023 compared to the Three Months Ended December 31, 2022

Sales, net. Sales, net, for the three months ended December 31, 2023 and 2022 were $12,509 and $12,254, respectively, a decrease of 6.1%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2023	2022	2023 vs 2022	2023 vs 2022
	(amounts in thousands)
Contract Manufacturing:
US Customers	$9,424	$9,738	$(344)	(3.5%	)
International Customers	1,629	1,914	(285)	(14.9%	)
Net sales, Contract Manufacturing	11,053	11,682	(629)	(5.4%	)

Other Nutraceuticals:
US Customers	429	572	(143)	(25.05)
International Customers	27	-	27	100%
Net sales, Other Nutraceuticals	456	572	(116)	7.5%

Total net sales	$11,509	$12,254	$(745)	(6.1%	)

For the three months ended December 31, 2023 and 2022, a significant portion of our consolidated net sales, approximately 89% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 70% and 23% and 70% and 25%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended December 31, 2023 and 2022, respectively.

Revenues in the three months ended December 31, 2023 were lower than the three months ended December 31, 2022 in our Other Nutraceuticals Segment by $116, primarily due to a decrease of $175 from MDC Warehousing offset, in part, by an increase in sales from CII of $52.  One customer that represented 81% of revenues in our Other Nutraceutical Segment in the three months ended December 31, 2022, declined by $282 in sales and represented 40% of sales in this segment for the three months ended December 31, 2023. This was offset by another customer in our Other Nutraceuticals Segment customer with increased sales of $83, increasing from representing 3% of sales in this segment in the three months ended December 31, 2022 to 22% in the three months ended December 31, 2023. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $745 was primarily the result of decreased net sales in our Contract Manufacturing Segment of $629 primarily due to decreased sales volumes to Life Extension and Herbalife of $420 and $390, respectively.

Cost of sales.  Cost of sales decreased by approximately $195 to $10,989 for the three months ended December 31, 2023, as compared to $11,184 for the three months ended December 31, 2022 or approximately 2%. Cost of sales increased as a percentage of sales to 95.5% for the three months ended December 31, 2023 as compared to 91.3% for the three months ended December 31, 2022. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the decreased net sales used to offset the fixed manufacturing overhead.

Selling and Administrative Expenses.  There was a decrease in selling and administrative expenses of $132, approximately 12% in the three months ended December 31, 2023 as compared to the three months ended December 31, 2022.  As a percentage of sales, net, selling and administrative expenses were approximately 8.4% and 9.0% in the three months ended December 31, 2023 and 2022, respectively. The decrease of $132 was primarily from decreases in  (i) salaries and employee benefit costs of $63 ($43 in lower bonuses and $17 in lower employee benefits), (ii) stock compensation expense of $25 and (iii) all other selling and administrative expenses of $44.

Other income (expense), net.  Other income (expense), net was approximately $0 for the three months ended December 31, 2023 compared to $(12) for the three months ended December 31, 2022, and is composed of:

	Three months ended
	December 31,
	2023	2022
	(dollars in thousands)
Interest income (expense)	$2	$(8)
Other expense	(2)	(4)
Other expense, net	$-	$(12)

In the three months ended December 31, 2023, we had a loss on disposals of machinery of $2 and in the three months ended December 31, 2022, we sold our remaining iBio Stock, for a loss of $35 which was offset by an unrealized gain on the remaining iBio Stock of approximately $31, for a net loss of $4.

Income tax benefit (expense), net.  For the three months ended December 31, 2023 and 2022, we had federal income tax benefits of $76 and $4, respectively and state income tax expense, net of approximately $6 and $14, in the three months ended December 31, 2023 and 2022, respectively.

Net loss. We had a net loss of $382 and $55 in the three months ended December 31, 2023 and 2022, respectively.  The increase of loss of approximately $327 was primarily the result of the decrease in operating income of $419 offset by the change in the provision for income taxes of $80.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2023	2022
	(dollars in thousands)

Net cash (used in) provided by operating activities	$(514)	$948
Net cash used in investing activities	$(62)	$(78)
Net cash used in financing activities	$(8)	$(116)

Cash at end of period	$732	$1,085

At December 31, 2023, our working capital was approximately $11,262, a decrease of $312 from our working capital of $11,544 at June 30, 2023. The decrease in our working capital was the result of our current liabilities increasing by of $1,005 and was offset by an increase in our current assets of $693, $1,888 from the increase in inventory offset primarily by decreases in accounts receivable, net and cash of $778 and $584, respectively.

Operating Activities

Net cash used in operating activities of $514 in the six months ended December 31, 2023 includes net loss of approximately $441. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $232. Net cash used in our operations in the six months ended December 31, 2023 included cash from our working capital assets and liabilities in the amount of approximately $746 and was primarily the result of an increase in our inventory of $1,888 and the decrease in operating lease obligations of $446 offset by an increase in accounts payable of $1,039 and the decrease in accounts receivable of $778.

Net cash provided by operating activities of $948 in the six months ended December 31, 2022 includes net loss of approximately $90. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $680. Net cash provided by our operations in the six months ended December 31, 2023 included cash from our working capital assets and liabilities in the amount of approximately $268 and was primarily the result of decreases in our inventory and accounts receivable, net of $791 and $379, respectively, offset by an aggregate decrease in accounts payable, accrued expenses and other liabilities of $321 and operating lease obligations of $373 and an increase in prepaid expenses and other assets of $208.

Investing Activities

Cash used in investing activities of $62 in the six months ended December 31, 2023 was for the purchase of machinery and equipment.

Cash used in investing activities in the six months ended December 31, 2022 of approximately $78 was for the purchase of machinery and equipment of $82 offset by proceeds from the sale of iBio Stock in the amount of $4.

Financing Activities

Cash used in financing activities was approximately $8 for the six months ended December 31, 2023, and was primarily from principal payments under our financed lease obligations of $21, offset by proceeds from exercises of stock options of $13.

Cash used in financing activities was approximately $116 for the six months ended December 31, 2022, and was primarily from repayments of net advances under our revolving credit facility of $101 and principal payments under our financed lease obligations of $15.

As of December 31, 2023, we had cash of $732, funds available under our revolving credit facility of approximately $5,107 and working capital of approximately $11,232. We had an operating loss of $506, in the six months ended December 31, 2023, which included non-cash expenses of $288 such as amortization, depreciation and employee stock compensation expense.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending February 12, 2025.

Our current total annual commitments at December 31, 2023 for long term non-cancelable leases of approximately $1,018 consists of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the rental of machinery, transportation and office equipment.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2023 and 2022 were approximately $62 and $82, respectively. The Company has budgeted approximately $750 for capital expenditures for fiscal year 2024. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTEGRATED BIOPHARMA, INC.

Date: February 12, 2024	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: February 12, 2024	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: February 12, 2024	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President