Form 10-Q
period 2024-03-31
INTEGRATED BIOPHARMA INC
filed 2024-05-10
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☑

As of May 10, 2024, there were 30,099,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three and Nine Months Ended March 31, 2024

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2024	2023	2024	2023

Sales, net	$13,147	$13,098	$37,571	$37,678
Cost of sales	11,899	12,090	34,971	34,603

Gross profit	1,248	1,008	2,600	3,075
Selling and administrative expenses	893	964	2,751	3,034

Operating income (loss)	355	44	(151)	41

Other income (expense), net
Interest income (expense), net	(4)	2	6	(16)
Other income, net	1	-	(1)	(8)
Other income (expense), net	(3)	2	5	(24)

Income (loss) before income taxes	352	46	(146)	17

Income tax expense, net	(67)	(30)	(10)	(91)

Net income (loss)	$285	$16	$(156)	$(74)

Basic net income (loss) per common share	$0.01	$0.00	$(0.01)	$(0.00)

Diluted net income (loss) per common share	$0.01	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic	30,099,610	29,949,610	30,054,883	29,929,610
Add: Equivalent shares outstanding - Stock Options	664,612	1,513,699	-	-
Weighted average common shares outstanding - diluted	30,764,222	31,463,309	30,054,883	29,949,610

                     See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	June 30,
	2024	2023
Assets
Current Assets:
Cash	$2,020	$1,316
Accounts receivable, net	4,719	4,511
Inventories	11,169	10,261
Other current assets	353	284
Total current assets	18,261	16,372

Property and equipment, net	1,891	1,653
Operating lease right-of-use assets (includes $1,485 and $2,061 with a related party)	2,020	2,623
Deferred tax assets, net	4,713	4,726
Security deposits and other assets	57	57
Total Assets	$26,942	$25,431

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$3,673	$2,266
Accrued expenses and other current liabilities	2,319	1,632
Current portion of long term debt, net	18	42
Current portion of operating lease liabilities (includes $796 and $772 with a related party)	935	888
Total current liabilities	6,945	4,828

Long term debt	-	7
Operating lease liabilities (includes $689 and $1,289 with a related party)	1,086	1,735
Total liabilities	8,031	6,570

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
30,134,510 and 29,984,510 shares issued, respectively, and
30,099,610 and 29,949,610 shares issued and outstanding, respectively	60	60
Additional paid-in capital	51,445	51,239
Accumulated deficit	(32,495)	(32,339)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,911	18,861
Total Liabilities and Stockholders' Equity	$26,942	$25,431

  See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31,  2024:

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2023	29,984,510	$60	$51,239	$(32,339)	34,900	$(99)	$18,861
Stock compensation expense for employee stock options	-	-	71	-	-	-	71
Shares issued upon exercise of stock options	150,000	-	13	-	-	-	13
Net loss	-	-	-	(59)	-	-	(59)
Balance, September 30, 2023	30,134,510	60	51,323	(32,398)	34,900	(99)	18,886
Stock compensation expense for employee stock options	-	-	62	-	-	-	62
Net loss	-	-	-	(382)	-	-	(382)
Balance, December 31, 2023	30,134,510	60	51,385	(32,780)	34,900	(99)	18,566
Stock compensation for employee stock options	-	-	60	-	-	-	60
Net income	-	-	-	285	-	-	285
Balance, March 31, 2024	30,134,510	$60	$51,445	$(32,495)	34,900	$(99)	$18,911

FOR THE THREE AND NINE MONTHS ENDED MARCH 31,  2023:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2022	29,984,510	$60	$50,919	$(32,305)	34,900	$(99)	$18,575
Stock compensation expense for employee stock options	-	-	81	-	-	-	81
Net loss	-	-	-	(35)	-	-	(35)
Balance, September 30, 2022	29,984,510	60	51,000	(32,340)	34,900	(99)	18,621
Stock compensation expense for employee stock options	-	-	86	-	-	-	86
Net loss	-	-	-	(55)	-	-	(55)
Balance, December 31, 2022	29,984,510	60	51,086	(32,395)	34,900	(99)	18,652
Stock compensation expense for employee stock options	-	-	73	-	-	-	73
Net income	-	-	-	16	-	-	16
Balance, March 31, 2023	29,984,510	$60	$51,159	$(32,379)	34,900	$(99)	$18,741

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended
	March 31,
	2024	2023
Cash flows provided by operating activities:
Net (loss) income	$(156)	$(74)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	232	267
Amortization of operating lease right-of-use assets	672	588
Stock based compensation	193	240
Change in deferred tax assets	12	42
Other, net	10	17
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(206)	205
Inventories	(908)	1,118
Other assets	(77)	(20)
Security deposits and other assets	-	(19)
(Decrease) increase in:
Accounts payable	1,342	346
Accrued expenses and other liabilities	687	296
Operating lease obligations	(672)	(588)
Net cash provided by operating activities	1,129	2,418

Cash flows from investing activities:
Purchase of property and equipment	(407)	(98)
Proceeds from sale of iBio Stock	-	4
Net cash used in investing activities	(407)	(94)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	13	-
Repayments (advances) under revolving credit facility	-	(101)
Repayments under finance lease obligations	(31)	(25)
Net cash used in financing activities	(18)	(126)

Net increase in cash	704	2,198
Cash at beginning of period	1,316	331
Cash at end of period	$2,020	$2,529

Supplemental disclosures of cash flow information:
Interest paid	$31	$31
Income taxes paid	$37	$-

Supplemental disclosures of non-cash flow transactions:
Acquisition of right-of-use assets, net	$1,560	$1,560
Amount owed on purchase of property and equipment	$65	$-

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc. (“MDC Warehousing”), a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the three and nine months ended March 31, 2024 and 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (“Form 10-K”), as filed with the SEC. The June 30, 2023 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results for the full fiscal year ending June 30, 2024 or for any other period.

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

For the three months ended March 31, 2024 and 2023, the Company had federal income tax expense of $81 and $9, respectively and state income tax (benefit) expense, net of approximately $(14) and $21, respectively.  For the nine months ended March 31, 2024 and 2023, the Company had a federal tax expense, net of $11 and $26, respectively and state income tax (benefit) expense, net of approximately $(1) and $65, respectively.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Anti-dilutive stock options	2,393,183	427,000	4,758,183	1,286,983
Total anti-dilutive shares	2,439,183	427,000	4,758,183	1,286,983

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2024	2023

Raw materials	$8,510	$6,859
Work-in-process	1,824	2,148
Finished goods	835	1,254
Total	$11,169	$10,261

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2024	2023

Land and building	$1,250	$1,250
Leasehold improvements	1,341	1,371
Machinery and equipment	7,219	6,801
	9,810	9,422
Less: Accumulated depreciation and amortization	(7,919)	(7,769)
Total	$1,891	$1,653

Depreciation and amortization expense recorded on property and equipment was $77 and $86 for the three months and $232 and $267 for nine months ended March 31, 2024 and 2023, respectively.  Additionally, the Company disposed of property of $85 and $20 in the nine months ended March 31, 2024 and 2023, respectively and in the three and nine months ended March 31, 2024 recognized a gain on disposal of fixed assets of $1 and a net loss of $1, respectively.

Note 4. Senior Credit Facility

As of March 31, 2024 and June 30, 2023, the Company had no debt outstanding under its Senior Credit Facility.

On May 9, 2024, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) amended the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012, as amended on February 19, 2016, May 15, 2019, June 28, 2019 and March 16, 2023.

The Amended Loan Agreement provides for a total of $5,000 ($8,000 as of March 31, 2024 and June 30, 2023) in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $5,000 ($8,000 as of March 31, 2024 and June 30, 2023) (the “Revolving Credit Facility”). The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, and real estate owned by IHT Properties.  Revolving Advances bear interest at PNC’s Base Rate (8.50% and 8.25% as of March 31, 2024 and June 30, 2023, respectively) or the Term SOFR Rate plus the SOFR Adjustment. The Term SOFR Rate, for any day, shall be equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate). The SOFR Adjustment is defined as 10 basis points (0.10%).

Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on May 15, 2026 (the “Senior Maturity Date”) ( May 15, 2024 as of March 31, 2024 and June 30, 2023).

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Revolving Advances are subject to the terms and conditions set forth in the Amended Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $5,000 ($8,000 as of March 31, 2024 and June 30, 2023) or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Amended Loan Agreement, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 75%, subject to the provisions in the Amended Loan Agreement, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), minus (iii) the aggregate Maximum Undrawn Amount, as defined in the Amended Loan Agreement, of all outstanding letters of credit, minus (iv) such reserves as PNC may reasonably deem proper and necessary from time to time.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

Note 5. Significant Risks and Uncertainties

(a) Major Customers.  In the three months ended March 31, 2024 and 2023, approximately 90% and 88%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 72% and 20% and 68% and 23% in the three months ended March 31, 2024 and 2023, respectively of the Contract Manufacturing Segment net sales.  In the nine months ended March 31, 2024 and 2023, approximately 90% and 88% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 73% and 21% in the nine months ended March 31, 2024 and 67% and 26% of net sales in the nine months ended March 31, 2023, respectively of the Contract Manufacturing Segment net sales.  Accounts receivable from these two major customers represented approximately 86% and 84% of total net accounts receivable as of March 31 2024 and June 30, 2023, respectively.  Two other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 40% and 23% and 47% and 27% of net sales of the Other Nutraceutical Segment in the three months ended March 31, 2024 and 2023, and 40% and 18% and 61% and 11%, of net sales of the Other Nutraceutical Segment in the nine months ended March 31, 2024 and 2023, respectively.

.

The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks.  Approximately 77% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on August 31, 2026.

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

The components of lease expense for the three months ended March 31, 2024 and 2023, were as follows:

	Three months ended March 31,
	2024			2023
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$211	$42	$253	$211	$53	$264

Finance Lease Costs:
Amortization of right-of use assets	$-	$3	$3	$-	$3	$3
Total finance lease cost	$-	$3	$3	$-	$3	$3

The components of lease expense for the nine months ended March 31, 2024 and 2023, were as follows:

	Nine months ended March 31,
	2024			2023
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$632	$123	$755	$632	$99	$731

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$9	$9	$-	$9	$9
Total finance lease cost	$-	$9	$9	$-	$9	$9

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Rent expense and lease amortization costs for the three months ended March 31, 2024 and 2023 on these leases were $332 and $321 respectively, and for the nine months ended March 31, 2024 and 2023 were $974 and $958, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2024 and June 30, 2023, the Company had no current obligations to Vitamin Realty.  Additionally, the Company has operating lease obligations of $1,485 and $2,061 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2024 and June 30, 2023, respectively.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2027, related to office equipment.

As of March 31, 2024, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$1,485	$796	$689	$1,544
Warehouse lease	461	114	347	529
Transportation lease	59	16	43	68
Office equipment leases	15	9	7	16
	$2,020	$935	$1,086	$2,157

As of June 30, 2023, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$2,061	$772	$1,289	$2,176
Warehouse lease	541	108	433	631
Office equipment leases	21	8	13	23
	$2,623	$888	$1,735	$2,830

As of March 31, 2024 and June 30, 2023, the Company’s weighted average discount rate and remaining term on operating lease liabilities were approximately 4.98% and 4.41% and 2.2 years and 2.9 years, respectively.

Financed Lease Obligation.

As of each March 31, 2024 and June 30, 2023, the Company’s weighted average discount rate for the outstanding finance lease obligation of $18 and $49, respectively is 0% and the remaining term on finance lease obligation is approximately 0.4 years and 1.2 years, respectively.  The related ROU asset and lease obligation are included in Property and Equipment, net and Finance Lease Obligation, respectively, in the accompanying Condensed Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the nine months ended March 31, 2024, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$632	$166	$798
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	31	31

Supplemental cash flows information related to leases for the nine months ended March 31, 2023, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$632	$99	$731
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	25	25

Maturities of operating lease liabilities as of March 31, 2024 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Obligation	Total

2024, remaining	$42	$210	$11	$263
2025	169	842	7	1,030
2026	169	492	-	998
2027	169	-	-	641
2028	64	-	-	62
Total minimum lease payments	613	1,544	18	2,175
Imputed interest	(77)	(59)	-	(136)
Total	$536	$1,485	$18	$2,039

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

Additionally, in July 2023, the Board of Directors authorized the issuance of 200,000 stock options (50,000 each) to the non-executive directors of the Company with an exercise price of $0.33, vesting over one year, 25% at the end of each quarter ending September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024.

For the three and nine months ended March 31, 2024 and 2023, the Company incurred stock-based compensation expense of $61 and $73, and $193 and $240, respectively.  The Company expects to record additional stock-based compensation of $267 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the nine months ended March 31, 2024:

Risk Free Interest Rate	3.91% to 4.36%
Volatility	116.9% to 131.7%
Term	7.5 to 10 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.24
Closing Price of Common Stock	$0.26
Closing Price of Common Stock	$0.33

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

A summary of the Company’s stock option activity, and related information for the nine months ended March 31, 2024 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2023	4,3760,284	$0.35
Granted	782,500	0.27
Exercised	(150,000)	0.09
Terminated	(9,167)	0.58
Expired	(241,434)	0.44
Outstanding as of March 31, 2024	4,758,183	$0.41
Exercisable at March 31, 2024	3,754,317	$0.34

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

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended March 31, 2024 and 2023 were $1,980 and $2,188, respectively and for the nine months ended March 31, 2024 and 2023 were $5,245 and $6,576, respectively.

Financial information relating to the three months ended March 31, 2024 and 2023 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2024	$10,770	$2,980	$12,750	$1,250	$77	$345
	2023	10,417	2,180	12,597	978	86	16

Other Nutraceutical Businesses	2024	397	-	397	(2)	-	-
	2023	493	8	501	30	-	-

Total Company	2024	11,167	1,980	13,147	1,248	77	345
	2023	10,910	2,188	13,098	1,008	86	16

Financial information relating to the nine months ended March 31, 2024 and 2023 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2024	$31,022	$5,218	$36,240	$2,563	$231	$404
	2023	29,272	6,568	35,840	2,745	265	98

Other Nutraceutical Businesses	2024	1,304	27	1,331	37	1	3
	2023	1,830	8	1,838	330	2	-

Total Company	2024	32,326	5,245	37,571	2,600	232	407
	2023	31,102	6,576	37,678	3,075	267	98

	Total Assets as of
	March 31,	June 30,
	2024	2023

Contract Manufacturing	$21,097	$19,507
Other Nutraceutical Businesses	5,845	5,924
Total Company	$26,942	$25,431

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

For the nine months ended March 31, 2024, our net sales from operations decreased by $107 to approximately $37,571 from approximately $37,678 in the nine months ended March 31, 2023, less than 1%.   Our net sales in the Contract Manufacturing Segment increased by $400 or approximately 1.1%, offset by a decrease in our Other Nutraceuticals Segment of $507.  Net sales increased in our Contract Manufacturing Segment primarily due to increased sales volumes to Life Extension of $2,618 offset by decreases in the amounts of $1,776 and $ 442 from Herbalife and all other customers, respectively.  Net sales in the nine months ended March 31, 2024 were lower by approximately $507 from the nine months ended March 31, 2023 in our Other Nutraceuticals Segment primarily due to MDC Warehousing and CII with decreased net sales in the amounts of $422 and $90, respectively.  The declines were from two major customers in this segment, which represented 40% and 18% in the nine months ended March 31, 2024 compared to 61% and 8% in the three months ended March 31, 2023.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

For the nine months ended March 31, 2024, we had an operating loss of approximately $151, a decrease of approximately $192 from the operating income of approximately $41 for the nine months ended March 31, 2023.  Our profit margins decreased from approximately 8.2% of net sales in the nine months ended March 31, 2023 to approximately 6.9% of net sales in the nine months ended March 31, 2024, primarily as a result of the increased cost of sales of $368. The increase of $368 in the cost of goods sold amount is from increased manufacturing costs $572 in our Contract Manufacturing Segment offset, in part. by a decrease of $214 in our Other Nutraceuticals Segment from the decline in sales.  Our consolidated selling and administrative expenses decreased by approximately $282 or approximately 9.3% in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.  Our salaries and employee benefits decreased by approximately $130 as a result of decreased (i) bonuses of $43, (ii) base pay of $61 and (iii) payroll taxes and other employee benefits of $26.  Other selling and administrative expenses decreased by $152 primarily as a result of decreased stock compensation expense of $47 and all other selling and administrative expenses of $105.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2024, except as disclosed in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed by management with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2023 and in Note 1. Principles of Consolidation and Basis of Presentation of the Condensed Financial Statements of the Company contained in this Quarterly Report on Form 10-Q.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2024	2023	2024		2023

Sales, net	100.0%	100.0%	100.0%		100.0%

Costs and expenses:
Cost of sales	90.5%	92.3%	93.1%		91.8%
Selling and administrative	6.8%	7.4%	7.3%		8.1%
	97.3%	99.7%	100.4%		99.9%
Income (loss) from operations	2.7%	0.3%	(0.4%	)	0.1%

Other income (expense), net
Interest income (expense)	(0.0% )	(0.1% )	0.0%		(0.1%	)
Other income (expense), net	0.0%	0.1%	(0.1%	)	(0.1%	)
Other income (expense), net	0.0%	0.0%	(0.0%	)	(0.2%	)

Income (loss) before income taxes	2.7%	0.3%	(0.4%	)	(0.1%	)

Income tax expense, net	(0.4% )	(0.2% )	(0.0%	)	(0.1%	)

Net income (loss)	2.2%	0.1%	(0.4%	)	(0.2%	)

For the Nine Months Ended March 31, 2024 compared to the Nine Months Ended March 31, 2023

Sales, net. Sales, net, for the nine months ended March 31, 2024 and 2023 were $37,571 and $37,678, respectively, a decrease of 0.3%, and were comprised of the following:

	Nine months ended		Dollar	Percentage
	March 31,		Change	Change
	2024	2023	2024 vs 2023	2024 vs 2023
	(amounts in thousands)
Contract Manufacturing:
US Customers	$31,022	$29,272	$1,750	6.0%
International Customers	5,218	6,568	(1,350)	(20.6%	)
Net sales, Contract Manufacturing	36,240	35,840	400	1.1%

Other Nutraceuticals:
US Customers	1,304	1,830	(526)	(28.7%	)
International Customers	27	8	19	237.5%
Net sales, Other Nutraceuticals	1,331	1,838	(507)	(27.6%	)

Total net sales	$37,571	$37,678	$(107)	(0.3%	)

In the nine months ended March 31, 2024 and 2023, a significant portion of our consolidated net sales, approximately 90% and 82%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife.  Life Extension and Herbalife represented approximately 73% and 21% and 67% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the nine months ended March 31, 2024 and 2023, respectively.

19

The decrease in net sales of approximately $107 in the nine months ended March 31, 2024 was primarily the result of decreased sales in the Other Nutraceutical Segment of approximately $507, offset by the increase in the Contract Manufacturing Segment of $400, from the nine months ended March 31, 2023.  The decrease in our Other Nutraceuticals Segment by $507, was primarily due to decreased net sales by MDC Warehousing and CII in the amounts of $422 and $89, respectively.  The declines were from two major customers in this segment, which represented 40% and 18% in the nine months ended March 31, 2024 compared to 61% and 8% in the nine months ended March 31, 2023.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales increased by approximately $368 to $34,971 for the nine months ended March 31, 2024, as compared to $34,603 for the nine months ended March 31, 2023 or approximately 1.1%.  Cost of sales increased as a percentage of sales to 93.1% for the nine months ended March 31, 2024 as compared to 91.8% for the nine months ended March 31, 2023. The increase of $368 in the cost of goods sold amount is from increased manufacturing costs of $572 in our Contract Manufacturing Segment offset by a decrease of $214 in our Other Nutraceuticals Segment.  The increase in the cost of goods sold as a percentage of net sales, was primarily the result of substantially the same sales in the Contract Manufacturing net sales used to offset the increased manufacturing overhead costs.

Selling and Administrative Expenses.  There was a decrease in selling and administrative expenses of approximately $282 or approximately 9.3% in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023.  As a percentage of sales, net, selling and administrative expenses were approximately 7.3% and 8.1% in the nine months ended March 31, 2024 and 2023, respectively.  Our salaries and employee benefits decreased by approximately $130 as a result of decreased (i) bonuses of $43, (ii) base pay of $61 and (iii) payroll taxes and other employee benefits of $26.  Other selling and administrative expenses decreased by $152 primarily as a result of decreased stock compensation expense of $47 and all other selling and administrative expenses of $105.

Other income (expense), net. Other income (expense), net was approximately $5 for the nine months ended March 31, 2024 compared to $(24) for the nine months ended March 31, 2023, and was composed of:

	Nine months ended
	March 31,
	2024	2023
	(dollars in thousands)
Interest income (expense), net	$6	$(16)
Other expense, net	(1)	(8)
Other income (expense), net	$5	$(24)

In the nine months ended March 31, 2023, we sold our remaining iBio Stock, for a loss of $35 offset with an unrealized gain on the remaining iBio Stock of approximately $27, resulting in net other expense of $8

Income tax benefit (expense), net. For the nine months ended March 31, 2024 and 2023, we had a state income tax (benefit) provision of approximately ($1) and $65, respectively and federal income tax expense of $11 and $26, in the nine months ended March 31, 2024 and 2023, respectively.  The income state tax benefit in the nine months ended March 31, 2024 includes a lower than expected state tax liability in the fiscal year ended June 30, 2023 of $19, offset by the current estimated tax provision of $18 for the nine months ended March 31, 2024.

Net loss. We had a net loss for the nine months ended March 31, 2024 and 2023 of approximately $156 and $74, respectively. The increase of approximately $82 in net losses was primarily the result of the increased operating loss of $192 offset, in part, by the change in the provision for income taxes of $81.

For the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

Sales, net. Sales, net, for the three months ended March 31, 2024 and 2023 were $13,147 and $13,098, respectively, an increase of 0.4%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2024	2023	2024 vs 2023	2024 vs 2023
	(amounts in thousands)
Contract Manufacturing:
US Customers	$10,770	$10,417	$353	3.4%
International Customers	1,980	2,180	(200)	(9.2%	)
Net sales, Contract Manufacturing	12,750	12,597	153	1.2%

Other Nutraceuticals:
US Customers	397	493	(96)	(19.5%	)
International Customers	-	8	(8)	(100.0%	)
Net sales, Other Nutraceuticals	397	501	(104)	(20.8%	)

Total net sales	$13,147	$13,098	$49	0.4%

For the three months ended March 31, 2024 and 2023, a significant portion of our consolidated net sales, approximately 90% and 88%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife, represented approximately 72% and 21% and 68% and 23%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended March 31, 2024 and 2023, respectively.

Revenues in the three months ended March 31, 2024 were lower than the three months ended March 31, 2023 in our Other Nutraceuticals Segment by $104, primarily due to a decrease of $184 from MDC Warehousing offset, in part, by an increase in sales from CII of $81.  One customer that represented 27% of revenues in our Other Nutraceutical Segment in the three months ended March 31, 2023, declined by $153 in sales and represented 0% of sales in this segment for the three months ended March 31, 2024.  This was offset by another customer in our Other Nutraceuticals Segment customer with increased sales of $82, increasing from representing 2% of sales in this segment in the three months ended March 31, 2023 to 23% in the three months ended March 31, 2024.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales decreased by approximately $191 to $11,899 for the three months ended March 31, 2024, as compared to $12,090 for the three months ended March 31, 2023 or approximately 2%.  Cost of sales decreased as a percentage of sales to 90.5% for the three months ended March 31, 2024 as compared to 92.3% for the three months ended March 31, 2023. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increased net sales in the Contract Manufacturing Segment used to offset the fixed manufacturing overhead.

Selling and Administrative Expenses.  There was a decrease in selling and administrative expenses of $71, approximately 7% in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.  As a percentage of sales, net, selling and administrative expenses were approximately 6.8% and 7.4% in the three months ended March 31, 2024 and 2023, respectively. The decrease of $71 was primarily from decreases in  (i) salaries and employee benefit costs of $63 ($46 in lower salaries and $17 in lower employee benefits), (ii) stock compensation expense of $25 and (iii) all other selling and administrative expenses of $3.

Other income (expense), net. Other income (expense), net was approximately $(3) for the three months ended March 31, 2024 compared to $2 for the three months ended March 31, 2023, and is composed of:

	Three months ended
	March 31,
	2024	2023
	(dollars in thousands)
Interest income (expense), net	$(4)	$2
Other income	1	-
Other income (expense), net	$(3)	$2

In the three months ended March 31, 2024, we had a gain on trade in of machinery of $1.

Income tax benefit (expense), net. For the three months ended March 31, 2024 and 2023, we had federal deferred income tax expense of $25 and $9, respectively and state income tax (benefit) expense, net of approximately $(14) and $21, in the three months ended March 31, 2024 and 2023, respectively.  Additionally, in the three months ended March 31, 2024, we had federal current tax provision of $56.  The state income tax benefit in the three months ended March 31, 2024 includes a lower than expected state tax liability in the fiscal year ended June 30, 2023 of $19, offset by the current estimated tax provision of $5 for the three months ended March 31, 2024.

Net income. We had a net income of $285 and $16 in the three months ended March 31, 2024 and 2023, respectively.  The increase in net income of approximately $269 was primarily the result of the increase in operating income of $311 offset by the change in the provision for income taxes of $37.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the nine months ended
	March 31,
	2024	2023
	(dollars in thousands)

Net cash provided by operating activities	$1,129	$2,418
Net cash used in investing activities	$(407)	$(94)
Net cash used in financing activities	$(18)	$(126)

Cash at end of period	$2,020	$2,529

At March 31, 2024, our working capital was approximately $11,316, a decrease of $228 from our working capital of $11,544 at June 30, 2023.  The decrease in our working capital was the result of our current liabilities increasing by of $2,117 which was offset by an increase in our current assets of $1,889, primarily from increase in inventory, cash and accounts receivable, net of $908, $704 and $208, respectively.

Operating Activities

Net cash provided by operating activities of $1,129 in the nine months ended March 31, 2024 includes net loss of approximately $156. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $963. Net cash provided from operations in the nine months ended March 31, 2024 included cash from our working capital assets and liabilities in the amount of approximately $166 and was primarily the result of decreases in our accounts payable and accrued expenses and other liabilities of $2,029 offset by, increases accounts receivable, inventories and other current assets of $208, $908 and $77, respectively, and the decrease in operating lease obligations of $672.

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

Investing Activities

Cash used in investing activities of $407 in the nine months ended March 31, 2024 was for the purchase of machinery and equipment.

Cash used in investing activities in the nine months ended March 31, 2023 of approximately $94 was for the purchase of machinery and equipment of $98 offset by proceeds from the sale of iBio Stock in the amount of $4.

Financing Activities

Cash used in financing activities was approximately $18 for the nine months ended March 31, 2024, and was primarily from principal payments under our financed lease obligations of $31, offset by proceeds from exercises of stock options of $13.

Cash used in financing activities was approximately $126 for the nine months ended March 31, 2023, and was primarily from repayments of net advances under our revolving credit facility of $101 and principal payments under our financed lease obligations of $25.

As of March 31, 2024, we had cash of $2,020, funds available under our revolving credit facility of approximately $6,291 and working capital of approximately $11,316. We had an operating loss of $151 in the nine months ended March 31, 2024, which included non-cash expenses of $425 such as amortization, depreciation and employee stock compensation expense.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending May 10, 2025.

Our current total annual commitments at March 31, 2024 for long term non-cancelable leases of approximately $1,018 consists of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the rental of machinery, transportation and office equipment.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2024 and 2023 were approximately $407 and $98, respectively.  The Company has budgeted approximately $750 for capital expenditures for fiscal year 2024. The total amount is expected to be funded from cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

On May 8, 2024, the Board of Directors of the Company reduced the number of Board Members from nine (9) to six (6).

On May 9, 2024, the Company entered into a Fifth Amendment To Revolving Credit, Term Loan And Security Agreement (the “Amendment”) by and among Integrated BioPharma, Inc., Manhattan Drug Company, Inc. (successor-by-merger to InB:Manhattan Drug Company, Inc.), AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp., and Vitamin Factory, Inc. (also known as The Vitamin Factory), (each a “Borrower”, and collectively “Borrowers”), the financial institutions which are now or which hereafter become a party thereto (collectively, the “Lenders” and individually a “Lender”) and PNC Bank, National Association (“PNC”), as agent for Lenders (PNC, in such capacity, the “Agent”), entered into on June 27, 2012, as amended on February 19, 2016, May 15, 2019, June 28, 2019 and March 16, 2023 (the "Existing Agreement).

The Amendment provides for a total of $5,000 in senior secured financing (the “Senior Credit Facility”) structured through discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $5,000 (the “Revolving Credit Facility”).  The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, and real estate owned by IHT Properties Corp.

Revolving Advances bear interest at PNC’s base rate (8.50% and 8.25% as of March 31, 2024 and June 30, 2023, respectively) or the Term SOFR Rate plus the SOFR Adjustment. The Term SOFR Rate, for any day, shall be equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate).  The SOFR Adjustment is defined as 10 basis points (0.10%).

Upon and after the occurrence of any event of default under the Amendment, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on May 15, 2026 (the “Senior Maturity Date”).  The principal balance of the Revolving Advances is payable on the Senior Maturity Date, subject to acceleration, based upon a material adverse event clause, as defined, subjective accelerations for borrowing base reserves, as defined or upon the occurrence of any event of default under the Amendment or earlier termination of the Amendment pursuant to the terms thereof.

The Revolving Advances are subject to the terms and conditions set forth in the Amendment and are made in aggregate amounts at any time equal to the lesser of (x) $5,000 or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Amendment, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 75%, subject to the provisions in the Amendment, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), minus (iii) the aggregate Maximum Undrawn Amount, as defined in the Amendment, of all outstanding letters of credit, minus (iv) such reserves as PNC may reasonably deem proper and necessary from time to time.

Item 6. EXHIBITS

(a)         Exhibits

Exhibit

Number

10.1	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 16, 2024 by and among Integrated BioPharma, Inc., Manhattan Drug Company, Inc. (successor-by-merger to InB:Manhattan Drug Company, Inc.), Agrolabs, Inc., IHT Health Products, Inc. IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association.
10.2	Revolving Credit Note, dated as of May 9, 2024, by and among Integrated BioPharma, Inc., Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $5,000,000.
31.1	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS***	Inline XBRL Instance	Furnished herewith
101.SCH***	Inline XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL***	Inline XBRL Taxonomy Extension Calculation	Furnished herewith
101.DEF***	Inline XBRL Taxonomy Extension Definition	Furnished herewith
101.LAB***	Inline XBRL Taxonomy Extension Labels	Furnished herewith
101.PRE***	Inline XBRL Taxonomy Extension Presentation	Furnished herewith
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: May 10, 2024	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: May 10, 2024	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

By: /s/ Dina L. Masi
Date: May 10, 2024	Dina L. Masi,
Chief Financial Officer & Senior Vice President