Form 10-K
period 2024-06-30
INTEGRATED BIOPHARMA INC
filed 2024-09-20
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-K

__ __________

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last sale price of the registrant’s Common Stock on December 31, 2023 was $3,367,657.

The number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 20, 2024
Common Stock, $.002 par value	30,099,610 Shares

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

PART I

Item 1. Description of Business

General

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in the business of manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products.  The Company’s customers are located primarily in the United States and Luxembourg. The Company was originally incorporated in the state of Delaware on August 31, 1995 under the name Chem International, Inc., on December 5, 2000, changed its name to Integrated Health Technologies, Inc. and, on January 29, 2003, changed its name to Integrated BioPharma, Inc.  The Company restated its certificate of incorporation in Delaware in June 2006.  The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sold private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in each of the fiscal years ended June 30, 2024 and 2023.

Significant Revenues from Major Customers

In the fiscal years ended June 30, 2024 and 2023, a significant portion of our consolidated net sales, approximately 90% and 89%, respectively, were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife Nutrition LTD (“Herbalife”), both customers in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 71% and 23% and 70% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2024 and 2023, respectively.  Thermosource Tooling and Manufacturing, and HotPack Global Inc. (customers of our Other Nutraceutical Businesses Segment), while not significant customers of our consolidated net sales, represented approximately 43%, and 14% and 56% and 16%, respectively, of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2024 and 2023, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Raw Materials

The principal raw materials used in the manufacturing process in the Company’s business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, vegetable and gelatin capsules, coating materials, organic and natural fruit extracts, and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The vegetable and gelatin capsules, coating materials and packaging materials are similarly widely available. The Company generally purchases its raw materials, on a purchase order basis, without long-term commitments in each of its operating segments. We have one principal supplier for our Other Nutraceutical Businesses segment, DSM Nutritional Products LLC and several suppliers in our Contract Manufacturing Segment.

Development and Supply Agreement

Effective December 31, 2023, the Company entered into development and supply agreements with Herbalife International of America, Inc. and Herbalife International of Luxembourg S.à.R.L, subsidiaries of Herbalife, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. These agreements terminate on December 31, 2025. These agreements do not, however, obligate MDC to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any.  In its ordinary course of business, the MDC enters into similar agreements with other customers in connection with its contract manufacturing business.

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

In certain markets, including the United States, claims made with respect to dietary supplements may change the regulatory status of our products. For example, in the United States, the FDA could possibly take the position that claims made for some of our products classify those products as new drugs requiring pre-approval by the FDA. The FDA could also place those products within the scope of its over-the-counter (“OTC”) drug regulations and require us to comply with a published FDA OTC monograph. OTC monographs dictate permissible ingredients, appropriate labeling language and require the marketer or supplier of the products to register and file annual drug listing information with the FDA. We do not, at present, sell OTC drug products. If the FDA were to assert that our product claims cause them to be considered new drugs or to fall within the scope of OTC regulations, we would be required to either file a new drug application, comply with the applicable monographs, or change the claims made in connection with those products.

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

We believe we are currently in compliance in all material respects with all applicable government regulations. We cannot predict what new legislation or regulations governing our operations will be enacted by legislative bodies or promulgated by agencies that regulate its activities. The FDA is expected to increase its enforcement activity against dietary supplements that it considers to be in violation of FFD&CA. In particular, the FDA is increasing its enforcement of DSHEA provisions. Those activities will be enhanced by the appropriation for increased FDA budgets for dietary supplement regulation enforcement.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2024 and 2023.

Employees

As of September 20, 2024, we had approximately 147 full time employees, including 112 who are members of the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 31, 2027.  The remaining 35 employees, not covered by a collective bargaining agreement, consist of approximately 16 administrative and professional personnel, 12 laboratory and quality assurance personnel, 3 sales and marketing personnel and 4 production and shipping personnel. We consider our relations with our employees to be good.

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

A significant portion of our revenues are concentrated among four customers, Life Extension and Herbalife (customers in our Contract Manufacturing Segment), and Thermosource Tooling and Manufacturing and Hotpack Global, Inc. (customers of our Other Nutraceutical Businesses Segment).  In the fiscal years ended June 30, 2024 and 2023, approximately 90% and 89% of our consolidated net sales, respectively, were derived from the two major customers in our Contract Manufacturing Segment.  The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

While we haven’t, to date, seen a significant negative impact in our margins resulting from the geo-political events, we are experiencing a slight negative impact on our margins due to inflation, delays in shipments and tightened labor markets.

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

We currently have $5.0 million in senior secured financing (the “Senior Credit Facility”) available under the Loan Agreement, dated as of June 27, 2012 and as amended on May 9, 2024 (the "Amended Loan Agreement"), by and among the Company, MDC, AgroLabs, IHT Health Products, Inc., IHT Properties Corp. (“IHT Properties”), and Vitamin Factory (collectively, the “Borrowers”) and PNC Bank, National Association ("PNC") and $1,790 in operating lease obligations.  As of June 30, 2024, we have no amounts outstanding with PNC under the Senior Credit Facility.

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

We have several agreements and arrangements, described in our previous SEC filings and to be described in our proxy statement for our 2024 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities owned, in whole or in part, by  the Estate of the former Executive Chairman and our Co-Chief Executive Officers and other of our significant shareholders and/or directors, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Collectively, our Executive Officers, Directors and two other significant stockholders, beneficially own approximately 74% of our outstanding shares of common stock as of September 20, 2024. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, these investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our Board of Directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition or results of operations, including the sustainability of our business over time.

Furthermore, in March 2024, the U.S. Securities and Exchange Commission (the “SEC”) announced rules that, among other matters, establish a framework for reporting climate-related risks. As a result of these additional reporting obligations, which we will have to comply with starting with our disclosures for the year ending June 30, 2027, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Managing technology risks, including cybersecurity risks, is a fundamental part of the Company’s risk management framework and processes. We employ a variety of processes, risk assessments, and controls to assess, identify, and manage these risks and have developed and maintain a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats. The program is one component of our enterprise risk management system. The technical, administrative and physical controls underlying our program are based on nationally recognized practices and standards for cybersecurity. Trusted partners are an important part of our cyber risk management program. We partner with service providers to conduct periodic risk assessments and to monitor and maintain the performance and effectiveness of security controls used in our environment.

The Audit Committee of the Board of Directors (the “Audit Committee”) oversees our management of enterprise risks, including cybersecurity risks. Members of the management team brief the Board of Directors and Audit Committee on the effectiveness of risk management efforts on an annual basis.

Our cyber risk management program helps mitigate risks that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. Security breaches and other disruptions could compromise our information and expose us to liability, and could cause our business and reputation to suffer.

As of the date of this Annual Report on Form 10-K we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition. However, despite our best efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. See “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion.

Item 2. Properties

Warehouse and office facilities are leased from Vitamin Realty, which is 100% owned by the estate of our former Executive Chairman of the Board, President and major stockholder of the Company and our Co-Chief Executive Officers who are also directors of the Company.  On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment to the lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  On July 15, 2022, MDC entered into a third amendment to the lease (the “Third Lease Amendment”) with Vitamin Realty, increasing its rentable square footage to 116,175.  This Third Lease Amendment provides for minimum annual rental payments of $842, plus increases in real estate taxes and the building operating expenses allocation percentage and was effective as of July 1, 2022.

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

On October 22, 2014, AgroLabs entered into a lease agreement for an office suite located in Miami, Florida and on December 18, 2023, AgroLabs renewed and converted this lease from an office suite to an office sharing month to month arrangement with minimum annual payments of $2. This renewed lease will expire in February 2029, if not terminated with written notice prior to the expiration date.

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

Set forth below are the high and low bid quotation of the Company’s common stock as quoted on the OTCQX® Best Market, for each of the fiscal quarters in the fiscal years ended June 30, 2024 and 2023. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED June 30, 2023
First Quarter	$0.5500	$0.4300
Second Quarter	$0.4400	$0.3502
Third Quarter	$0.3800	$0.2605
Fourth Quarter	$0.3720	$0.2200

FISCAL YEAR ENDED June 30, 2024
First Quarter	$0.3325	$0.1700
Second Quarter	$0.2750	$0.1962
Third Quarter	$0.2160	$0.1806
Fourth Quarter	$0.1950	$0.1730
July 1, 2024 to September 13, 2024	$0.1900	$0.1600

Holders

As of September 20, 2024, there were approximately 73 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2024 and 2023, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2024, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	4,749,183	$0.34	6,351,818
Equity compensation plans not approved by security holders	-	-	-
Totals	4,749,183	$0.34	6,351,818

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2024, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our common stock or other securities.

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

In the fiscal year ended June 30, 2024, our net sales from operations decreased by $355 to approximately $50,317 from approximately $50,672 in the fiscal year ended June 30, 2023.  Our net sales decreased by approximately $646 in our Other Nutraceuticals Segment primarily from decreased sales to the two major customers in this segment in the amounts of $585 and $133, respectively.  This was offset by an increase in net sales in the Contract Manufacturing Segment of approximately $291, which was primarily due to increased sales volumes to Life Extension of $792 offset by a decrease in sales to Herbalife in the amount $542, in the fiscal year ended June 30, 2024, compared to the fiscal year ended June 30, 2023.  In the fiscal year ended June 30, 2024, our gross profit decreased by approximately $177 to $3,884 from approximately $4,061 for the fiscal year ended June 30, 2023.   Our profit margins decreased by 0.3% in the fiscal year ended June 30, 2024, from 8.0% in the fiscal year ended June 30, 2023 to 7.7% in the fiscal year ended June 30, 2024, primarily as a result of the decreased sales volume in the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023.  We had consolidated selling and administrative expenses of approximately $3,633 and $3,941 in the fiscal years ended June 30, 2024 and 2023, respectively.  The decrease in the consolidated selling and administrative expenses of $308, or approximately 7.8%, was primarily from decreases in salaries and employee benefits, non-cash stock compensation and other general expenses of $112, $68 and $42, respectively in the fiscal year ended June 30, 2024 as compared to the fiscal year ended June 30, 2023.  In the fiscal years ended June 30, 2024 and 2023, we had operating income of approximately $251 and $120, respectively.

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

Critical Accounting Estimates

Estimates

The preparation of financial statements are prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  In preparing these financial statements, we make assumptions, judgements and estimates that involve a level of estimation uncertainty and could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The most significant estimates include:

●    revenue recognition and allowances for credit losses;

●    inventory valuation;

●    impairment of long-lived assets; and

●    income taxes and valuation allowances on deferred income taxes.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition and Allowances for Credit Losses

The Company recognizes product sales revenue, the prices of which are fixed and determinable, when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, charge-backs and other sales allowances are reasonably determinable, and when collectability is reasonably assured. Accruals for these items are presented in the consolidated financial statements as reductions to sales. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, charge-backs and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among our products and valuation and/or charge off of slow moving, expired or obsolete inventories.  To perform revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps:

●	identification of the promised goods or services in the contract;
●	determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract;
●	measurement of the transaction price, including the constraint on variable consideration;
●	allocation of the transaction price to the performance obligations based on estimated selling prices; and
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

Our management makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables for which collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding amounts. We continuously monitor payments from our customers and maintain allowances for estimated credit losses and other allowances for uncollectible accounts receivable in the period they become known.

If the historical data we use to calculate the allowance provided for credit losses does not reflect the future ability to collect outstanding receivables, additional provisions for credit losses may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses; and would reduce the operating results in the period in which the increase is recorded.  Amounts determined to be uncollectible are written off against the credit loss or other reserve accounts.  In the fiscal years ended June 30, 2024 and 2023, we had an allowance for credit losses of less than $1 and $37, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value, which reflects management’s estimates of net realizable value. Cost is determined using the first-in, first-out method based on specific lots. As a result of our inventory being manufactured primarily on a purchase order basis, the quantity of both raw materials and finished goods inventory provides for minimal risk of potential overstock or obsolescence. Another component of our inventory valuation includes the estimation of our inventory overhead costs that are capitalized and included in the cost of our inventory.

Long Lived Assets

We record impairment losses on long lived assets, which consists primarily of right-of-use assets and machinery and equipment, when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount.   The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified in the fiscal years ended June 30, 2024 or 2023.

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

Results of Operations (in thousands, except share and per share amounts)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2024	2023

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	92.3%	92.0%
Selling and administrative	7.2%	7.8%
Total costs and expenses	99.5%	99.8%
Income from operations	0.5%	0.2%

Other income (expense), net:
Interest income (expense), net	0.0%	(0.2%)
Other income (expense), net	(0.0%)	0.1%
Total other income (expense), net	0.0%	(0.1%)
Income before income taxes	0.5%	0.2%

Federal and state income tax expense, net	0.3%	0.3%

Net income (loss)	0.2%	(0.1%)

Year ended June 30, 2024 Compared to the Year ended June 30, 2023

Sales, net.  Net sales for the fiscal year ended June 30, 2024 and 2023 were $50,317 and $50,672, respectively, a decrease of $355 or 0.7%. The decrease is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2024	2023	2024 vs 2023	2024 vs 2023
	(dollars in thousands)
Contract Manufacturing:
US Customers	$40,622	$40,230	$392	1.0%
International Customers	7,946	8,047	(101)	(1.3)%
Net sales, Contract Manufacturing	48,568	48,277	291	0.6%

Other Nutraceuticals:
US Customers	1,722	2,387	(665)	(27.9%)
International Customers	27	8	19	237.5%
Net sales, Other Nutraceuticals	1,749	2,395	(646)	(27.0%)

Total net sales	$50,317	$50,672	$(355)	(0.7%)

In the fiscal years ended June 30, 2024 and 2023, a significant portion of our consolidated net sales, approximately 90% and 89%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 71% and 23% and 70% and 24%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2024 and 2023, respectively.  Two other customers, Thermosource Tooling and Manufacturing and Hotpack Global, Inc. (customers of our Other Nutraceutical Businesses Segment), while not significant customers of our consolidated net sales, represented 43%, and 14% and 56%, and 16%, respectively, of the Other Nutraceutical Businesses net sales in the fiscal years ended June 30, 2024 and 2023, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $355 was primarily the result of decreased sales of approximately $646 in our Other Nutraceuticals Segment primarily from decreased sales to the two major customers in this segment in the amounts of $585 and $133, respectively.  This was offset by an increase in the Contract Manufacturing Segment of approximately $291, which was primarily due to increased sales volumes to Life Extension of $792 offset by a decrease in sales to Herbalife in the amount $542, in the fiscal year ended June 30, 2024, compared to the comparable prior year.

Cost of sales.  Cost of sales decreased by $178 to $46,433 for the fiscal year ended June 30, 2024, as compared to $46,611 for the fiscal year ended June 30, 2023, a decrease of approximately 0.4%. Cost of sales as a percentage of sales was approximately 92.3% and 92.0% for the fiscal years ended June 30, 2024 and 2023, respectively. The decrease in the cost of goods sold amount is consistent and expected with the decrease in net sales.

Selling and Administrative Expenses.  There was a decrease in selling and administrative expenses of $308 or approximately 7.8% in the fiscal year ended June 30, 2024 as compared to the fiscal year ended June 30, 2023.  As a percentage of sales, net, selling and administrative expenses were approximately 7.2% and 7.8% for the fiscal year ended June 30, 2024 and 2023, respectively.  The decrease was primarily from decreases in salaries and employee benefits, non-cash stock compensation and other general expenses of $112, $68 and $42, respectively. Office salaries and employee benefits were lower due to the loss of our Executive Chairman, E. Gerald Kay in the fiscal year ended June 30, 2023, as his responsibilities were absorbed by our other executive officers.  Non-cash stock compensation was lower due to less shares issued in the fiscal year ended June 30, 2024 compared to the prior year and our general expenses were lower primarily as the result of changing our PEO in January 2023, a decrease of $25 and a decrease of $23 in bank service charges.

Nearly every other category of expenses were down between $10 and $14, which includes, $14 each for: (i) professional and consulting fees; (ii) warehousing expenses; (iii) job placement costs; and (iv) travel and entertainment and $10 each for: (i) office expenses, (ii) insurance, and (iii) depreciation. No other individual expense component changed by more the $10.

Other income (expense), net. Other income (expense), net was approximately $17 for the fiscal year ended June 30, 2024 compared to $(20) for the fiscal year ended June 30, 2023, and is composed of:

	Fiscal Year Ended
	June 30,
	2024	2023
	(dollars in thousands)
Other income (expense):
Interest income (expense), net	$18	$(14)
Other income (expense), net	(1)	(6)
Total Other income (expense), net	$17	$(20)

Our interest expense, net of $14 in the fiscal year ended June 30 2023 changed to interest income, net of $18 in the fiscal year ended June 30, 2024, a change of $32, primarily resulting from a higher average daily balance in our cash operating accounts resulting in increased interest credited to our account which was offset by the substantially the same interest expense in both periods.

Federal and state income tax, net.  In the fiscal year ended June 30, 2024 and 2023, we had deferred federal income taxes of $124 and $55, respectively. We also had current state tax expense of approximately $31 and $61, respectively and deferred state tax expense of $1 and $18, in the fiscal years ended June 30, 2024 and 2023, respectively.

We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that it is “more likely than not” that the Company’s deferred tax assets, other than federal net operating losses, may not be fully realized.

The decrease in the state tax expense from 2024 to 2023 was the result of decreased taxable income for the combined group.

Net income (loss). Our net income (loss) for the fiscal year ended June 30, 2024 and 2023 was approximately $112 and $(34), respectively. The increase of approximately $146 was primarily the result of increased operating income of $131.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

	For the fiscal year ended June 30,
	2024	2023
	(dollars in thousands)
Net cash provided by operating activities	$943	$1,121
Net cash used in investing activities	$(553)	$(111)
Net cash used in financing activities	$(29)	$(136)
Cash at end of year	$1,677	$1,316

At June 30, 2024 and 2023, the Company had working capital of $11,752 and $11,544, respectively. Our current assets and current liabilities increased by $1,503 and $1,295, respectively, from June 30, 2023 to June 30, 2024. The increase in current assets was primarily from increases in cash, inventory and accounts receivable of $361, $983 and $157, respectively. Our current assets liabilities increased primarily from the increases of $1,029 and $244 in accrued expenses and other current liabilities and accounts payable, respectively.

Operating Activities

Net cash provided by operating activities of $943 in the fiscal year ended June 30, 2024 includes a net income of approximately $112. After excluding the effects of non-cash expenses and income, such as depreciation and amortization, compensation expense for employee stock options, allowances for credit losses and changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $1,721. Cash in the amount of approximately $744 from our working capital assets and liabilities was used in our operating activities and was primarily the result of decreases in operating lease obligations of approximately $902 and increases in inventories and accounts receivable of $983 and $120, respectively, offset, by increases in accounts payable of $244 and accrued expenses and other liabilities of $1,029.

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

Investing Activities

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $553 and $116 in the fiscal years ended June 30, 2024 and 2023, respectively, offset in the fiscal year ended June 30, 2023 by proceeds (i) received from the sale of fixed assets in the amount of $1 and (ii) from the sale of shares of iBio Inc.’s common stock in the amount of $4, resulting in a net use of cash of approximately $111.

Financing Activities

Cash used in financing activities was approximately $29 for the fiscal year ended June 30, 2024, and was primarily from payments under our financed lease obligation of $42 offset by proceeds from the exercise of stock options of $14.

Cash used in financing activities was approximately $136 for the fiscal year ended June 30, 2023, and was primarily from repayments of net advances under our revolving credit facility of $101 and payments under our financed lease obligation of $35.

As of June 30, 2024, we had cash of approximately $1,677, funds available under our revolving credit facility of approximately $5,000 and working capital of $11,752. We had income from operations of approximately $251 in the fiscal year ended June 30, 2024 and net income of approximately $112. Net income includes a net federal tax provision of $124 that is a non-cash item due to our Federal net operating loss carryforwards and deferred tax assets offsetting the amounts owed.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility and equipment financing will support our working capital requirements at least through the twelve-month period ending September 20, 2025.

Our current total annual commitments at June 30, 2024, for long term non-cancelable leases, is approximately $1,018 consisting of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the use of machinery and office equipment.

Capital Expenditures

The Company's capital expenditures in the fiscal years ended June 30, 2024 and 2023 were approximately $553 and $116, respectively. The Company has budgeted approximately $500 for capital expenditures for the fiscal year ending June 30, 2025.  The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

The Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2024 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the “COSO Framework”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2024.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2024.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2024.

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

10.5.3	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement dated as of March 16, 2023 by and among Integrated BioPharma, Inc., Manhattan Drug Company, Inc. (successor-by-merger to InB:Manhattan Drug Company, Inc.), Agrolabs, Inc., IHT Health Products, Inc. IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association. (15)

10.5.4	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 9, 2024 by and among Integrated BioPharma, Inc., Manhattan Drug Company, Inc. (successor-by-merger to InB:Manhattan Drug Company, Inc.), Agrolabs, Inc., IHT Health Products, Inc. IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association. (17)
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

10.11	Lease Agreement between Elizabeth Industrial Park, LLC c/o Palin Enterprises, and MDC Warehousing and Distribution, Inc. dated November 22, 2022. (16)
14	Code of Business Ethics (3)
21	Subsidiaries of the Registrant (18)
23.1	Consent of Independent Registered Public Accounting Firm (18)
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

101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2024 and 2023, (ii) Consolidated Balance Sheets as of June 30, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2024 and 2023 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024 and 2023, and (v) the Notes to Consolidated Statements. (17)

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

(8)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(10)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the SEC on September 8, 2014.
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 19, 2016.
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 15, 2019.
(14)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 13, 2022.
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 filed with the SEC on February 10, 2023.
(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 11, 2023.
(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 10, 2024.
(18)	Filed herewith.

Item 16. Form 10-K Summary

None.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Marcum LLP (PCAOB ID Number 688) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

Consolidated Statements of Operations for the fiscal years ended June 30, 2024 and 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32

Consolidated Balance Sheets as of June 30, 2024 and 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2024 and 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2024 and 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36

. . . . . . . . .

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Integrated BioPharma, Inc.  (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the two years in the period ended June 30, 2024, and the related notes  (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

September 20, 2024

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2024	2023

Sales, net	$50,317	$50,672

Cost of sales	46,433	46,611

Gross profit	3,884	4,061

Selling and administrative expenses	3,633	3,941

Operating income	251	120

Other income (expense), net:
Interest income (expense), net	18	(14)
Other income	(1)	(6)
Total other income (expense), net	17	(20)

Income before income taxes	268	100

Income tax expense, net	156	134

Net income (loss)	$112	$(34)

Basic net income (loss) per common share	$0.00	$(0.00)

Diluted net income (loss) per common share	$0.00	$(0.00)

Weighted average common shares outstanding - basic	30,066,003	29,949,610
Add: Equivalent shares outstanding - stock options	807,678	-
Weighted average common shares outstanding - diluted	30,873,681	29,949,610

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2024	2023

Assets
Current Assets:
Cash	$1,677	$1,316
Accounts receivable, net	4,668	4,511
Inventories	11,244	10,261
Other current assets	286	284
Total current assets	17,875	16,372

Property and equipment, net	1,885	1,653
Operating lease right-of-use assets (includes $1,289 and $2,061 with a related party)	1,790	2,623
Deferred tax assets, net	4,601	4,726
Security deposits and other assets	56	57
Total Assets	$26,207	$25,431

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,510	$2,266
Accrued expenses and other current liabilities	2,661	1,632
Current portion of finance lease obligation	7	42
Current portion of operating lease liabilities (includes $804 and $772 due to a related party)	945	888
Total current liabilities	6,123	4,828

Finance lease obligation	-	7
Operating lease liabilities (includes $485 and $1,289 due to a related party)	846	1,735
Total Liabilities	6,969	6,570

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common Stock, $0.002 par value; 50,000,000 shares authorized;
30,134,510 and 29,984,510 shares issued, respectively and	60	60
30,099,610 and 29,949,610 shares outstanding, respectively
Additional paid-in-capital	51,504	51,239
Accumulated deficit	(32,227)	(32,339)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	19,238	18,861
Total Liabilities and Stockholders' Equity	$26,207	$25,431

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2022	29,984,510	$60	$50,919	$(32,305)	34,900	$(99)	$18,575

Compensation expense for employee stock options	-	-	320	-	-	-	320
Net loss	-	-	-	(34)	-	-	(34)
Balance, June 30, 2023	29,984,510	60	51,239	(32,339)	34,900	(99)	18,861

Compensation expense for employee stock options	-	-	252	-	-	-	252
Shares issued upon exercise of stock options	150,000	-	13	-	-	-	13
Net income	-	-	-	112	-	-	112
Balance, June 30, 2024	30,134,510	$60	$51,504	$(32,227)	34,900	$(99)	$19,238

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2024	2023
Cash flows from operating activities:
Net income (loss)	$112	$(34)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	902	803
Depreciation and amortization	319	351
Deferred income taxes (benefit)	125	72
Accretion of financing instruments, amortization of prepaid financing costs and other	12	12
Compensation expense on employee stock options	252	320
Unrealized (gain) loss on investment in iBio Stock	-	(27)
Realized loss on sale of iBio Stock	-	35
Bad debt (charge offs) expense, net	(36)	3
Gain on disposal of fixed assets	1	(1)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(120)	374
Inventories	(983)	794
Prepaid expenses and other assets	(12)	34
(Decrease) increase in:
Operating lease obligations	(902)	(804)
Accounts payable	244	(921)
Accrued expenses and other current liabilities	1,029	221
Net cash provided by operating activities	943	1,232

Cash flows from investing activities:
Purchase of property and equipment	(553)	(116)
Proceeds from sale of iBio Stock	-	4
Proceeds from sale of fixed assets	-	1
Net cash used in investing activities	(553)	(111)

Cash flows from financing activities:
Repayments of advances under revolving credit facility, net	-	(101)
Proceeds from exercises of stock options	13	-
Repayments under financed lease obligations	(42)	(35)
Net cash used in financing activities	(29)	(136)

Net increase in cash	361	985
Cash at beginning of fiscal year	1,316	331
Cash at end of fiscal year	$1,677	$1,316

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$42	$41
Income taxes	$37	$-
Supplemental disclosures of non-cash transactions:
Acquisition of right-of-use asset, net and operating lease obligations, net	$60	$1,560
Trade in value on like-kind exchanges	$1	$-

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1. Business

Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), is engaged primarily in the business of manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States and Luxembourg. The Company was originally incorporated in the state of Delaware on August 31, 1995 under the name Chem International, Inc., on December 5, 2000, changed its name to Integrated Health Technologies, Inc. and, on January 29, 2003, changed its name to Integrated BioPharma, Inc.  The Company restated its certificate of incorporation in Delaware in June 2006.  The Company continues to do business as Chem International, Inc. with certain of its customers and certain vendors.

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers, under the following brands: Peaceful Sleep, Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products), (ii) The Vitamin Factory (the “Vitamin Factory”), which sold private label MDC products, as well as our AgroLabs products, through the Internet, (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfillment services and (v) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the fiscal years ended June 30, 2024 and 2023.

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

●    allowance for credit losses;

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

Shipping and Handling Costs. Shipping and handling costs were approximately $821 and $1,006 for the fiscal years ended June 30, 2024 and 2023, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities, except for the State of New Jersey tax filings for MDC and CII which were reviewed by the State of New Jersey for the then open tax periods of 2014 through 2017 and 2016 to 2019, respectively.  Uncertain tax positions, if any, taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2024 or 2023.

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

Accounts Receivable and Allowance for Credit Losses. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for credit losses, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for credit losses based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for credit losses as of June 30, 2024 and 2023 was $1 and $37, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives. No impairment losses were identified or recorded in the fiscal years ended June 30, 2024 and 2023 on the Company’s long-lived assets.

Investment in iBio, Inc.  Prior to the adoption of ASU 2016-01 on July 1, 2018, the Company accounted for its investment in iBio, Inc. (“iBio”) common stock on the cost basis as it retained approximately 6% of its interest in iBio (the “iBio Stock”) at the time of the spin-off of this subsidiary in August 2008.  The Company reviewed its investment in iBio for impairment and recorded a loss when there was deemed to be a permanent impairment of the investment.  ASU 2016-01, requires equity investments to be measured at fair value and recognize changes in fair value in net income.  During the year ended June 30, 2024 and 2023, the Company recognized realized losses of $0 and $35, respectively and unrealized gain of $0 and $27 for the fiscal years ended June 30, 2024 and 2023, respectively.  As of June 30, 2024 and 2023, the Company did not own any iBio Stock.

Accounting Pronouncements Adopted

None

Accounting Pronouncements Not Yet Adopted

In November 2023, FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning July 1, 2024, and interim periods thereafter, applied retrospectively with early adoption permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for the Company's annual periods beginning July 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and disclosures.

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	June 30,
	2024	2023

Raw materials	$7,888	$6,859
Work-in-process	2,449	2,148
Finished goods	907	1,254
Total	$11,244	$10,261

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2024	2023

Land and building	$1,250	$1,250
Leasehold improvements	1,341	1,371
Machinery and equipment	7,224	6,801
	9,815	9,422
Less: Accumulated depreciation and amortization	(7,930)	(7,769)
Total	$1,885	$1,653

Depreciation and amortization expense was $319 and $351 for the fiscal years ended June 30, 2024 and 2023, respectively.  Additionally, the Company disposed of fully depreciated property of $134 and $26 in the fiscal years ended June 30, 2024 and 2023, respectively.  The Company also recognized a net loss on disposals of $1 and $0 on property, including property in the aggregate amount of $27 and $0 that were not fully depreciated and a gain on the sale of equipment of $1 in each of the fiscal years ended June 30, 2024 and 2023.

Note 5. Senior Credit Facility

As of June 30, 2024 and 2023, the Company had no debt outstanding under its Senior Credit Facility.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Amended Loan Agreement provides for a total of $5,000 ($8,000 as of June 30, 2023) in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $5,000 ($8,000 as of and June 30, 2023) (the “Revolving Credit Facility”).  The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, and real estate owned by IHT Properties.  Revolving Advances bear interest at PNC’s Base Rate (8.50% and 8.25% as of June 30, 2024 and 2023, respectively) or the Term SOFR Rate plus the SOFR Adjustment. The Term SOFR Rate, for any day, shall be equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate). The SOFR Adjustment is defined as 10 basis points (0.10%).

Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on May 9, 2026 (the “Senior Maturity Date”).

The principal balance of the Revolving Advances is payable on the Senior Maturity Date, subject to acceleration, based upon a material adverse event clause, as defined, subjective accelerations for borrowing base reserves, as defined or upon the occurrence of any event of default under the Amended Loan Agreement or earlier termination of the Amended Loan Agreement pursuant to the terms thereof.

The Revolving Advances are subject to the terms and conditions set forth in the Amended Loan Agreement and are made in aggregate amounts at any time equal to the lesser of (x) $5,000 ($8,000 as of June 30, 2023) or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Amended Loan Agreement, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 75%, subject to the provisions in the Amended Loan Agreement, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), minus (iii) the aggregate Maximum Undrawn Amount, as defined in the Amended Loan Agreement, of all outstanding letters of credit, minus (iv) such reserves as PNC may reasonably deem proper and necessary from time to time.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the iBio Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2024 and 2023 are presented below:

	For the Fiscal Year Ended June 30,
	2024	2023

Interest on Senior Debt	$40	$40
Amortization of prepaid financing costs	12	12
Interest Expense	$52	$52

The weighted average interest rate paid was 5.97% and 5.67% in the fiscal years ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company had accrued no unpaid interest.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 7. Income Taxes

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2024	2023

Current - Federal tax expense	$-	$-
Current - State tax expense	31	61
Deferred - Federal tax expense	124	55
Deferred - State tax expense	1	18
Income tax expense, net	$156	$134

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the fiscal year
	ended June 30,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income tax rate	25.6%	74.6%
Stock compensation	21.1%	166.0%
Change in valuation allowance	(61.6)%	(188.0)%
Write-off of valuation allowance	62.1%	18.0%
Federal and state true-up	(10.4)%	11.4%
Loss on sale of iBio Stock	-	18.4%
Non-deductible expenses	0.6%	12.6%
Effective income tax rate	58.4%	134.0%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s net deferred tax assets are as follows:

	June 30,
	2024	2023
Deferred Tax Assets
Net operating loss	$5,032	$5,105
Capital loss carryover	678	678
Depreciation	(149)	(139)
Inventory	161	180
Other	150	337
Valuation allowance	(1,271)	(1,435)
Total deferred tax asset, net	$4,601	$4,726

The Company has net operating losses (“NOL”) of approximately $21,345 for federal purposes which expire beginning in 2028, which were federal NOLs generated prior to 2018. NOLs generated post 2018 have an indefinite life, subject to 80% of taxable income, there were no NOLs generated post 2018. State NOL’s of approximately $4,005 expire beginning in 2031 through 2039. The Company also has capital loss carryforwards of $2,343 of which $271, $1,152 and $920 will expire in 2025, 2026 and 2028, respectively. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns were filed on a stand-alone basis for the Company and its subsidiaries until the fiscal year ended June 30, 2021, which state income tax return are now filed on a combined basis.  MDC has fully utilized its state NOL’s resulting in taxable income on a state level basis for the combined group.

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

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2024.  Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2024 and 2023.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2024 are currently open. The tax returns for the year ended June 30, 2024 will be filed by March 15, 2025.

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. For the fiscal years ended June 30, 2024 and 2023, the Company contributed approximately $80 and $81, respectively, into the plan for the benefit of the eligible employees participating in the plan.

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2024, the Company had $2,137 in uninsured deposits at these financial institutions.

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

(c) Major Customers.  In the fiscal years ended June 30, 2024 and 2023, approximately 90% and 89% of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 71% and 23% and 70% and 24%, respectively, of this segment’s net sales in the fiscal years ended June 30, 2024 and 2023, respectively.  Accounts receivable from these two major customers represented approximately 84% of total net accounts receivable as of June 30, 2024 and 2023.  The loss of any of these customers could have an adverse effect on the Company’s operations. Two other customers in the Other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 43%, and 14% and 56%, and 16%, respectively, of net sales of the Other Nutraceutical Segment in the fiscal years ended June 30, 2024 and 2023, respectively. Major customers are those customers who account for more than 10% of net sales.

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

As of June 30, 2024, approximately 76% the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on August 31, 2026.

The Company has seen a negative impact in its margins due to inflation, shipping delays and tightened labor markets.  The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including inflation, shipping and labor costs and its own increases in shipping, labor and other operating costs.  The Company’s results of operations may also be affected by economic conditions, including inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

The Company continues to experience minimal supply chain disruptions relating to transportation issues as it pertains to international shipping of certain raw materials used in the Company’s manufacturing process.  These issues first arose as result of the COVID-19 pandemic and other geo-political events.

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

Note 10. Lease Commitments and Contingencies

(a) Leases. The Company has operating and finance leases for its corporate and sales offices, warehousing and packaging facilities and certain machinery and equipment, including office equipment. The Company’s leases have remaining terms of less than 1 year to less than 7 years.

The components of lease expense for the fiscal year ended June 30, 2024 and 2023 were as follows:

	2024			2023
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$842	$163	$1,005	$842	$88	$930

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$12	$12	$-	$12	$12
Total Finance Lease Costs	$-	$12	$12	$-	$12	$12

Rent and lease amortization costs are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Operating Lease Liabilities

Related Party Operating Lease Liabilities.  Warehouse and office facilities are leased from Vitamin Realty Associates, LLC (“Vitamin Realty”), which is 100% owned by the estate of the Company’s former chairman, and a major stockholder and certain of his family members, who are the Co-Chief Executive Officers and directors of the Company.  On January 5, 2012, MDC entered into a second amendment to the lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.  This Second Lease Amendment provided for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses.  On July 15, 2022, MDC entered into a third amendment to the lease (the “Third Lease Amendment”) with Vitamin Realty, increasing its rentable square footage to 116,175.  This Third Lease Amendment provided for minimum annual rental payments of $842, plus increases in real estate taxes and the building operating expenses allocation percentage and is effective as of July 1, 2022.

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

Rent expense, lease amortization costs and imputed interest costs on these related party leases were $1,292 and $1,269 for the fiscal years ended June 30, 2024 and 2023, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2024 and 2023, the Company had no outstanding current obligations to Vitamin Realty.  Additionally, as of June 30, 2024 and 2023, the Company has operating lease obligations of $1,289 and $2,061, respectively, with Vitamin Realty as noted in the accompany Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 2027, related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As of June 30, 2024, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,289	$804	$485	$1,334
Warehouse Lease	433	116	317	494
Transportation Lease	55	17	39	63
Office equipment leases	13	8	5	14
	$1,790	$945	$846	$1,905

As of June 30, 2023, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,061	$772	$1,289	$2,176
Warehouse Lease	541	108	433	631
Office equipment leases	21	8	13	23
	$2,623	$888	$1,735	$2,830

As of June 30, 2024 and 2023, the Company’s weighted average discount rate is 5.00% and 4.41%, for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 2.0 years and 2.9 years, respectively.

Financed Lease Obligation.

On June 15, 2022, the Company entered into a financed lease obligation with LEAF Capital Funding, LLC in the amount of $85, which lease is secured by certain machinery and equipment and matured on August 15, 2024.  The lease payment in the amount of approximately $4 was payable monthly, beginning September 15, 2022 and has a stated interest rate of 0.0%.

As of each June, 2024 and 2023, the Company’s weighted average discount rate for the outstanding finance lease obligation is 0% and the remaining term on finance lease obligation is approximately 0.2 years and 1.2 years, respectively.  The ROU asset related to the finance lease obligation is included in Property and equipment, net in the accompanying Consolidated Balance Sheet.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2024 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$842	$219	$1,061
Operating cash flows from finance lease obligations	-	-	-
Financing cash flows from finance lease obligations	-	42	42

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2023 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$842	$147	$989
Operating cash flows from finance lease obligations	-	-	-
Financing cash flows from finance lease obligations	-	35	35

In the fiscal year ended June 30, 2024, the Company entered into a four year operating lease for transportation equipment with an annual commitment of $21.

Maturities of operating lease liabilities as of June 30, 2024 were as follows:

Year ending June 30,	Operating Lease Commitment	Related Party Operating Lease Commitment	Finance Lease Obligation	Total

2025	$169	$842	$7	$1,018
2026	169	492	-	661
2027	169	-	-	169
2028	64	-	-	64
Total minimum lease payments	571	1,334	7	1,912
Imputed interest	(70)	(45)	-	(115)
Total	$501	$1,289	$7	$1,797

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 11. Related Party Transactions

Information related to related party transactions are disclosed in Note 10(a). Leases for related party lease transactions.

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plans. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the issuance of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended (the “Plan”). The Company also has a 1997 Stock Option Plan with 5,000,000 shares of common stock reserved for issuance. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms.  As of June 30, 2024, the Company has 6,351,818 shares of common stock remaining under the Plans.

In the fiscal year ended June 30, 2024, the Board of Directors authorized the issuance of up to 592,500 stock options to Company officers and employees and 200,000 stock options to the Company’s non-executive directors. The Company issued 582,500 stock options with an exercise price ranging from $0.24 to $0.26, vesting over three years, to the officers and employees and 200,000 shares to the non-executive directors with and exercise price of $0.33, vesting over one year, with expiration terms of ten years from the date of grant.  For the fiscal years ended June 30, 2024 and 2023, the Company incurred stock-based compensation expense of $252 and $320, respectively.  The Company expects to record additional stock-based compensation of $205 over the remaining estimated vesting period of approximately two and half years.

In August 2024, the Board of Directors authorized the issuance of 200,000 stock options to the non-executive directors of (50,000 each) with an exercise price of $0.18 to $0.20, vesting over one year, 25% at the end of each quarter ending September 30, 2024, December 21, 2024, March 31, 2025 and June 30, 2025.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended June 30, 2024:

Risk Free Interest Rate	3.90% to 4.36%
Volatility	116.5% to 131.7%
Term	7.5 to 10.0 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.24 to 0.33

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

In the fiscal year ended June 30, 2023, the Board of Directors authorized the issuance of 738,500 stock options to Company officers, employees and directors with an exercise price of $0.41, $0.45 or $0.33, vesting over one or three years, with terms of either five or ten years.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In the fiscal years ended June 30, 2024 and 2023, stock options in the aggregate amount of 2,101,683 and 4,376,284 were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

The intrinsic value of options outstanding and exercisable at June 30, 2024 and 2023 was $129 and $461, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2022	4,443,933	$0.36
Granted	527,000	0.42
Exercised	-	-
Terminated	-	-
Expired	(594,649)	0.46
Outstanding as of June 30, 2023	4,376,284	0.35
Granted	782,500	0.27
Exercised	(150,000)	0.09
Terminated	(18,000)	0.53
Expired	(241,601)	0.44
Outstanding as of June 30, 2024	4,749,183	$0.34

Exercisable at June 30, 2023	3,626,551	$0.30
Exercisable at June 30, 2024	3,804,150	$0.34

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2024 under the Company’s stock option plans:

								Weighted
					Weighted	Weighted Average		Average
					Average	Remaining		Exercise
Range of Exercise Price				Outstanding	Exercise Price	Contractual Life (years)	Exercisable	Price

	$0.09	-	$0.09	1,071,000	$0.09	0.9	1,071,000	$0.09
	$0.21	-	$0.21	1,194,000	0.21	4.9	1,194,000	0.21
	$0.23	-	$0.23	100,000	0.23	2.4	100,000	0.23
	$0.24	-	$0.26	582,500	0.25	9.4	-	-
#	0.33	-	$0.33	200,000	0.33	9.1	200,000	0.33
	$0.41	-	$0.41	414,334	0.41	8.1	140,334	0.41
	$0.51	-	$0.51	200,000	0.51	8.0	200,000	0.51
	$0.65	-	$0.65	566,333	0.65	6.4	566,333	0.65
	$0.95	-	$0.95	421,016	0.95	7.1	332,483	0.95
	$0.09	-	$0.95	4,749,183	$0.34	8.1	3,804,150	$0.34

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

The Company has divided its operations into two reportable segments; Contract Manufacturing and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe, for the fiscal years ended June 30, 2024 and 2023 were $7,973 and $8,055, respectively.

Financial information relating to the fiscal years ended June 30, 2024 and 2023 operations by business segment are as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital	Total
		Customers	Customers	Total	Profit	Depreciation	Expenditures	Assets
Contract Manufacturing	2024	$40,622	$7,946	$48,568	$3,702	$317	$550	$20,830
	2023	40,230	8,047	48,277	3,630	348	109	19,507

Other Nutraceutical Businesses	2024	1,722	27	1,749	182	2	3	5,377
	2023	2,387	8	2,395	431	3	7	5,924

Total Company	2024	42,344	7,973	50,317	3,884	319	553	26,207
	2023	42,617	8,055	50,672	4,061	351	116	25,431

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 20, 2024	By: /s/ Christina Kay
Christina Kay
Co-Chief Executive Officer

Date: September 20, 2024	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christina Kay	Co-Chief Executive Officer and Director	September 20, 2024
Christina Kay	(Principal Executive Officer)

/s/ Riva Sheppard	Co-Chief Executive Officer and Director	September 20, 2024
Riva Sheppard	(Principal Executive Officer)

/s/ Dina L. Masi	Chief Financial Officer	September 20, 2024
Dina L. Masi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert Canarick	Director	September 20, 2024
Robert Canarick

/s/ Damon DeSantis	Director	September 20, 2024
Damon DeSantis

/s/ William H. Milmoe	Director	September 20, 2024
William H. Milmoe

/s/ Eric Friedman	Director	September 20, 2024
Eric Friedman