Form 10-Q
period 2024-09-30
INTEGRATED BIOPHARMA INC
filed 2024-11-13
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☑

As of November13, 2024, there were 30,099,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2024

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; inflation and tightened labor markets; the impact of the war in Ukraine; the impact of the Israel-Hamas war; the threat of an East Coast port strike and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of the Company’s Form 10-K and in other filings by the Company with the SEC. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2024	2023

Sales, net	$13,617	$12,915

Cost of sales	12,246	12,083

Gross profit	1,371	832

Selling and administrative expenses	881	886

Operating income (loss)	490	(54)

Interest income, net	14	8

Income (loss) before income taxes	504	(46)

Income tax expense, net	245	13

Net loss	$259	$(59)

Basic net income (loss) per common share	$0.01	$(0.00)
Diluted net income (loss) per common share	$0.01	$(0.00)

Weighted average common shares outstanding - basic	30,099,610	29,965,914
Add: Equivalent shares outstanding - Stock Options	550,367	-
Weighted average common shares outstanding - diluted	30,649,977	29,965,914

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	June 30,
	2024	2024
Assets
Current Assets:
Cash	$2,271	$1,677
Accounts receivable, net	4,385	4,668
Inventories	11,224	11,244
Other current assets	432	286
Total current assets	18,312	17,895

Property and equipment, net	1,853	1,885
Operating lease right-of-use assets (includes $1,091 and $1,289 with a related party)	1,558	1,790
Deferred tax assets, net	4,404	4,601
Security deposits and other assets	56	56
Total Assets	$26,183	$26,207

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,763	$2,510
Accrued expenses and other current liabilities	2,312	2,661
Current portion of financed lease obligation	-	7
Current portion of operating lease liabilities (includes $811 and $804 with a related party)	954	945
Total current liabilities	6,029	6,123

Operating lease liabilities (includes $280 and $485 with a related party)	604	846
Total liabilities	6,633	6,969

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
30,134,510 and 30,099,610 shares outstanding, respectively	60	60
Additional paid-in capital	51,557	51,504
Accumulated deficit	(31,968)	(32,227)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	19,550	19,238
Total Liabilities and Stockholders' Equity	$26,183	$26,207

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024:							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2024	30,134,510	$60	$51,504	$(32,102)	34,900	$(99)	$19,238
Stock compensation expense for employee stock options	-	-	53	-	-	-	53
Net income	-	-	-	259	-	-	259
Balance, September 30, 2024	30,134,510	$60	$51,557	$(31,968)	34,900	$(99)	$19,550

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2023	29,984,510	$60	$51,239	$(32,339)	34,900	$(99)	$18,861
Stock compensation expense for employee stock options	-	-	71	-	-	-	71
Shares issued upon exercise of stock options	150,000	-	13	-	-	-	13
Net loss	-	-	-	(59)	-	-	(59)
Balance, September 30, 2023	30,134,510	$60	$51,323	$(32,398)	34,900	$(99)	$18,886

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months ended
	September 30,
	2024	2023
Cash flows provided by operating activities:
Net income (loss)	$259	$(59)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88	77
Amortization of operating lease right-of-use assets	232	221
Stock based compensation	53	71
Change in deferred tax assets	197	8
Other, Net	3	3
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	283	339
Inventories	20	(250)
Other current assets	(149)	(201)
(Decrease) increase in:
Accounts payable	253	1,251
Accrued expenses and other liabilities	(350)	74
Operating lease obligations	(232)	(221)
Net cash provided by operating activities	657	1,313

Cash flows from investing activities:
Purchase of property and equipment	(56)	(38)
Net cash used in investing activities	(56)	(38)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	13
Payments under finance lease obligations	(7)	(10)
Net cash used in financing activities	(7)	3

Net increase in cash	594	1,278
Cash at beginning of period	1,677	1,316
Cash at end of period	$2,271	$2,594

Supplemental disclosures of cash flow information:
Interest paid	$12	$10
Supplemental disclosures of non-cash flow transactions:
Amount owed on purchase of property and equipment	$-	$22
Acquisition of right-of-use assets, net	$-	$69

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc. (“MDC WHD“), a service provider for warehousing and fulfilment services and (v) Chem International, Inc., ("Chem") a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the three months ended September 30, 2024 and 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Form 10-K”), as filed with the SEC. The June 30, 2024 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

I

NTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results for the full fiscal year ending June 30, 2025 or for any other period.

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

For the three months ended September 30, 2024 and 2023, the Company had federal income tax expense of $190 and $6, respectively and state income tax expense, net of approximately $54 and $7, in the three months ended September 30, 2024 and 2023, respectively.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three  months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023

Anti-dilutive stock options	3,694,850	4,423,183
Total anti-dilutive shares	3,694,850	4,423,183

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2024	2024

Raw materials	$8,704	$7,888
Work-in-process	1,531	2,449
Finished goods	989	907
Total	$11,224	$11,244

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2024	2024

Land and building	$1,250	$1,250
Leasehold improvements	1,341	1,341
Machinery and equipment	7,280	7,224
	9,871	9,815
Less: Accumulated depreciation and amortization	(8,018)	(7,930)
Total	$1,853	$1,885

Depreciation and amortization expense recorded on property and equipment was $88 and $77 for the three months ended September 30, 2024 and 2023, respectively.  Additionally, the Company disposed of property of $0 and $8 in the three months ended September 30, 2024 and 2023, respectively.

Note 4. Senior Credit Facility

As of September 30, 2024 and June 30, 2024, the Company had no debt outstanding under its Senior Credit Facility.

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

The Amended Loan Agreement provides for a total of $5,000 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $5,000 (the “Revolving Credit Facility”).  The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, and real estate owned by IHT Properties.  Revolving Advances bear interest at PNC’s Base Rate (8.25% and 8.50% as of September 30, 2024 and June 30, 2024) or the Term SOFR Rate plus the SOFR Adjustment. The Term SOFR Rate, for any day, shall be equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate). The SOFR Adjustment is defined as 10 basis points (0.10%).  As of November 7, 2024, the PNC Base Rate was 8.00%.

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

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the shares of common stock that it owned of iBio, Inc. Stock; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

Note 5. Significant Risks and Uncertainties

(a) Major Customers.  For the three months ended September 30, 2024 and 2023, approximately 85% and 91% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 68% and 21% and 76% and 19% in the three months ended September 30, 2024 and 2023, respectively.  Accounts receivable from these two major customers represented approximately 76% and 84% of total net accounts receivable as of September 30 and June 30, 2024, respectively.  Three other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 39%, 28% and 10% and 0% and 43% and 10%, respectively, of net sales of the Other Nutraceutical Segment in the three months ended September 30, 2024 and 2023, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 76% of the Company’s full time employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on August 31, 2026.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company continues to experience minimal supply chain disruptions relating to fuel refinery and transportation issues as it pertains to shipping.  These issues first arose as result of the COVID-19 pandemic and other geo-political events. Additionally, the East Coast port strike threatened the supply of goods and continues to threaten as the contract was extended through January 15, 2025 and U.S. shippers are steering clear of the East and Gulf Coast ports amid worries that the dockworkers at these ports will go on strike again.

During the first calendar quarter 2022, the war in Ukraine affected the Company’s customer’s business operations in Ukraine and Russia, resulting in the cancelation of some future orders. The war resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affect the cross-border operations of businesses operating in Russia. In addition, many multinational companies ceased or suspended their operations in Russia. Therefore, the ability to continue operations in Russia by the Company’s customers is uncertain.

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

The components of lease expense for the three months ended September 30, 2024 and 2023, were as follows:

	Three months ended September 30,
	2024			2023
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$211	$42	$253	$211	$39	$250

Finance Lease Costs:
Amortization of right-of use assets	$-	$3	3	$-	$3	$3
Total finance lease cost	$-	$3	$3	$-	$3	$3

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Rent expense and lease amortization costs for the three months ended September 30, 2024 and 2023 on these leases were $328 and $304 respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.  As of September 30, 2024 and June 30, 2024, the Company had no outstanding current obligations to Vitamin Realty.   The Company has operating lease obligations of $1,091 and $1,289 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2024 and June 30, 2024, respectively.

Other Operating Lease Liabilities.  The Company has entered into certain non-cancelable operating lease agreements expiring up through May 9, 2027, related to machinery and equipment and office equipment.

As of September 30, 2024, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,091	$811	$280	$1,123
Warehouse Lease	405	118	286	460
Transportation equipment lease	52	17	35	58
Office equipment leases	10	8	3	12
	$1,558	$954	$604	$1,653

As of June 30, 2024, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,289	$804	$485	$1,334
Warehouse lease	433	116	317	494
Transportation equipment lease	55	17	39	63
Office equipment leases	13	8	5	14
	$1,790	$945	$846	$1,905

As of September 30, 2024 and June 30, 2024, the Company’s weighted average discount rate for operating leases is approximately 5.21% and 5.00%, respectively, and the remaining term on lease liabilities is approximately 1.8 years and 2.0 years, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financed Lease Obligation.

On June 15, 2022, the Company entered into a financed lease obligation with LEAF Capital Funding, LLC in the amount of $85, which lease is secured by certain machinery and equipment and matured on August 15, 2024.  The lease payment in the amount of approximately $4 was payable monthly, beginning September 15, 2022 and had a stated interest rate of 0.0%.

As of June 30, 2024, the Company’s weighted average discount rate for the outstanding finance lease obligation is 0% and the remaining term on the finance lease obligation was approximately 0.2 years.  The ROU asset related to the finance lease obligation is included in Property and equipment, net in the accompanying Consolidated Balance Sheet.

Supplemental cash flows information related to leases for the three months ended September 30, 2024, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$55	$236
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	7	21	7

Supplemental cash flows information related to leases for the three months ended September 30, 2023, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$54	$265
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	10	10

Maturities of operating lease liabilities as of September 30, 2024 were as follows:

	Operating	Related Party
Year ending	Lease	Operating Lease
June 30,	Commitments	Commitment	Total

2025, remaining	$127	$632	$759
2026	169	491	660
2027	169	-	169
2028	64	-	64
Total minimum lease payments	529	1,123	1,652
Imputed interest	(63)	(32)	(95)
Total	$466	$1,091	$1,557

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

Note 8. Equity Transactions and Stock-Based Compensation

In August 2024, the Board of Directors authorized the issuance of 200,000 stock options (50,000 each) to the non-executive directors of with an exercise price of $0.18 and $0.20, vesting over one year, 25% at the end of each quarter ending September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025.  For the three months ended September 30, 2024 and 2023, the Company incurred stock-based compensation expense of $53 and $71, respectively.  The Company expects to record additional stock-based compensation of $187 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

For the three months ended September 30, 2024 and 2023, the Company incurred stock-based compensation expense of $53 and $71, respectively.  The Company expects to record additional stock-based compensation of $187 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the three months ended September 30, 2024:

Risk Free Interest Rate	3.96%
Volatility	131.7%
Expected Term	10 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.18
Closing Price of Common Stock	$0.20

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

A summary of the Company’s stock option activity, and related information for the three months ended September 30, 2024 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2024	4,749,183	$0.34
Granted	200,000	0.19
Exercised	-	-
Terminated	(667)	0.41
Expired	(33,333)	0.52
Outstanding as of September 30, 2024	4,915,183	$0.33
Exercisable at September 30, 2024	3,821,483	$0.33

Note 9. Segment Information and Disaggregated Revenue

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. The international sales, concentrated primarily in Europe, for the three months ended September 30, 2024 and 2023 were $2,185 and $1,609, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended September 30, 2024 and 2023 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2024	$10,788	$2,185	$12,973	$1,178	$87	$56
	2023	10,828	1,609	12,437	813	76	35

Other Nutraceutical Businesses	2024	644	-	644	193	1	-
	2023	478	-	478	19	1	3

Total Company	2024	11,432	2,185	13,617	1,371	88	24
	2023	11,306	1,609	12,915	832	77	38

	Total Assets as of
	September 30,	June 30,
	2024	2024
Contract Manufacturing	$20,756	$20,830
Other Nutraceutical Businesses	5,427	5,377
Total Company	$26,183	$26,207

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION (dollars in thousands)

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

The Company is engaged primarily in the business of manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States and Luxembourg.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

For the three months ended September 30, 2024, our net sales from operations increased by $702 to approximately $13,617 from approximately $12,915 in the three months ended September 30, 2023. Our net sales in the Contract Manufacturing Segment increased by $536, and in Other Nutraceuticals, increased by $166.  The increase in net sales in our Contract Manufacturing Segment of $536 was primarily due to increased sales volumes to Herbalife in the amount of $393 and other customers of $776, offset by decreased sales volumes to Life Extension of $632 and an increase of sales in the other Nutraceuticals Segment of $166 compared to the year ago comparable period.  For the three months ended September 30, 2024 and 2023, a significant portion of our consolidated net sales, approximately 85% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife, represented approximately 68% and 21% and 76% and 19%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2024 and 2023, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.  Revenues in the three months ended September 30, 2024 were higher than the three months ended September 30, 2023 in our Other Nutraceuticals Segment by $166, due to increased sales in MDC WHD and Chem’s distributor business in the amount of $104 and $62, respectively.

Our net income for the three months ended September 30, 2024 was approximately $259 compared to a net loss of approximately $59 in the three months ended September 30, 2023.  The change of approximately $318 was primarily the result of increased operating income of $544, offset by the increase income tax expense of $232.  Our profit margins increased from approximately 6.4% of net sales in the three months ended September 30, 2023 to approximately 10.1% of net sales in the three months ended September 30, 2024, primarily as a result of the increased cost of sales of approximately 5.4% while our cost of goods sold increased by approximately 1%.  were substantially the same for the three months ended September 30 2024 and 2023, approximately $881 to $886, respectively.

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

We continue to experience minimal supply chain disruptions relating to fuel refinery and transportation issues as it pertains to shipping.  These issues first arose as result of the COVID-19 pandemic and other geo-political events.  Additionally, the East Coast port strike threatened the supply of goods and continues to threaten as the contract was extended through January 15, 2025 and U.S. shippers are steering clear of the East and Gulf Coast ports amid worries that the dockworkers at these ports will go on strike again.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates in the three months ended September 30, 2024.  Critical accounting estimates made in accordance with our accounting policies are regularly discussed by management with our Audit Committee. Those estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2024.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2023	2023

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	89.9%	93.6%
Selling and administrative	6.5%	6.8%
	96.4%	100.4%
Operating income (loss)	3.6%	(0.4% )

Interest income, net	0.1%	0.1%

Income (loss) before income taxes	3.7%	(0.3% )

Income tax expense, net	1.8%	0.1%

Net income (loss)	1.9%	(0.4% )

For the Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

Sales, net.  Sales, net, for the three months ended September 30, 2024 and 2023 were $13,617 and $12,915, respectively, an increase of 5.4%, and are comprised of the following:

	Three Months ended		Dollar	Percentage
	September 30,		Change	Change
	2024	2023	2024 vs 2023	2024 vs 2023
	(amounts in thousands)
Contract Manufacturing:
US Customers	$10,788	$10,828	$(40)	(0.4% )
International Customers	2,185	1,609	576	35.8%
Net sales, Contract Manufacturing	12,973	12,437	536	4.3%

Other Nutraceuticals:
US Customers	644	478	166	34.7%
International Customers	-	-	-	-
Net sales, Other Nutraceuticals	644	478	166	34.7%

Total net sales	$13,617	$12,915	$702	5.4%

For the three months ended September 30, 2024 and 2023, a significant portion of our consolidated net sales, approximately 85% and 91%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife, represented approximately 68% and 21% and 76% and 19%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2024 and 2023, respectively.

The increase in net sales of approximately $702 in the three months ended September 30, 2024, was primarily the result of increased net sales in our Contract Manufacturing Segment of $536 primarily due to increased sales volumes to Herbalife in the amount of $393 and other customers of $776, respectively, offset by decreased sales volumes to Life Extension of $632 and an increase of sales in the other Nutraceuticals Segment of $166 compared to the year ago comparable period.

Revenues in the three months ended September 30, 2024 were higher than the three months ended September 30, 2023 in our Other Nutraceuticals Segment by $166, primarily due to increased sales in MDC WHD and Chem’s distributor business in the amount of $104 and $62, respectively.  Three other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 39%, 28% and 10% and 0%, 41% and 2%, respectively, of net sales of the Other Nutraceutical Segment in the three months ended September 30, 2024 and 2023, respectively.

Cost of sales.  Cost of sales increased by approximately $163 to $12,246 for the three months ended September 30, 2024, as compared to $12,083 for the three months ended September 30, 2023, or approximately 1.3%. Cost of sales decreased as a percentage of sales to 89.9% for the three months ended September 30, 2024 as compared to 93.6% for the three months ended September 30, 2023. The decrease of 1.3% in the dollar amount of cost of goods sold is lower than the increase in sales due to the prior year issue of not being able to bill all the freight costs in the Other Nutraceutical Segment to our customers.  This benefit was offset by an increase in our Contract Manufacturing costs of 15%, including; labor costs, increased costs to run our laboratory, including increased pricing from our outside testing facilities and other factory expenses.

Selling and Administrative Expenses.  Selling and administrative expenses were substantially the same for the three months ended September 30 2024 and 2023, approximately $881 to $886, respectively.  As a percentage of sales, net, selling and administrative expenses were approximately 6.5% and 6.8% in the three months ended September 30, 2024 and 2023, respectively. Our non-cash stock compensation decreased by $19 and was offset by an increase in all other general expenses of $13, with no one expense increasing or decreasing by more than $10.  Non-cash stock compensation decreased due to fewer stock options issued in the fiscal year ended June 30, 2024, compared to prior years.  Our stock options generally vest over three years and are granted each year to our Directors, officers and other key employees in our Company as additional compensation and to align the goals with our shareholders’.

Interest Income, net. Interest income, net was approximately $14 and $8 for the three months ended September 30, 2024 and 2023 and represents interest earned on our cash in the bank offset by interest expense and other financing costs under our Senior Credit Facility with PNC.

Income tax expense, net.  For the three months ended September 30, 2024 and 2023, the Company had federal income tax expense of $190 and $6, respectively and state income tax expense, net of approximately $54 and $7, in the three months ended September 30, 2024 and 2023, respectively.

Net income (loss).  Our net income for the three months ended September 30, 2024 was approximately $259 compared to a net loss of approximately $59 in the three months ended September 30, 2023.  The change of approximately $318 was primarily the result of increased operating income of $544, offset by the increase income tax expense of $232.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the Three Months ended
	September 30,
	2024	2023
	(dollars in thousands)

Net cash provided by operating activities	$657	$1,313
Net cash used in investing activities	$(56)	$(38)
Net cash (used in) provided by financing activities	$(7)	$3

Cash at end of period	$2,271	$1,168

At September 30, 2024, our working capital was approximately $12,283, an increase of $531 from our working capital of $11,772 at June 30, 2024. The increase in our working capital was the result of our current assets increasing by $437 and our current liabilities decreasing by $94. The increase in our currents assets was from $594 and $146 in cash and other current assets, respectively, offset by decreases in accounts receivable and inventories of $283 and $20, respectively.

Operating Activities

Net cash provided by operating activities of $657 in the three months ended September 30, 2024 includes net income of approximately $259. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $832. Net cash used in our operations in the three months ended September 30, 2024 from our working capital assets and liabilities was approximately $175 and was primarily the result of cash used from an aggregate decrease in accounts payable, accrued expenses and other liabilities of $329, offset by a decrease in our accounts receivable and inventories of $283 and $20, respectively.

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

Investing Activities

Cash used in investing activities in the three months ended September 30, 2024 and 2023, of approximately $56 and $38 was from the purchase of machinery and equipment, respectively.

Financing Activities

Cash used in financing activities was approximately $7 of principal payments under financed lease obligations for the three months ended September 30, 2024

Cash provided by financing activities was approximately $3 for the three months ended September 30, 2023, and was from proceeds from the exercise of stock options in the amount of $13, offset by principal payments under financed lease obligations of $10.

As of September 30, 2024, we had cash of $2,271, funds available under our revolving credit facility of approximately $5,000 and working capital of approximately $12,283 and operating income of $490 in the three months ended September 30, 2024.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 13, 2025.

Our current total annual commitments at September 30, 2024 for long term non-cancelable leases of approximately $660 consists of obligations under operating leases for office and warehouse facilities and for the rental of machinery, transportation and office equipment.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2024 and 2023 were approximately $56 and $38, respectively. The Company has budgeted approximately $500 for capital expenditures for fiscal year 2025. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

INTEGRATED BIOPHARMA, INC.

Date: November13, 2024	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: November13, 2024	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: November13, 2024	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President