Form 10-Q
period 2024-12-31
INTEGRATED BIOPHARMA INC
filed 2025-02-13
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

Yes ☐ No ☑

As of February 13, 2025, there were 30,300,720 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended December 31, 2024

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; inflation (including those caused by tariffs) and tightened labor markets; the impact of the war in Ukraine; the impact of the Israel-Hamas war, and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Form 10-K”), as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of the Company’s Form 10-K and in other filings by the Company with the SEC.  Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2024	2023	2024	2023

Sales, net	$12,614	$11,509	$26,231	$24,424
Cost of sales	11,443	10,989	23,689	23,072

Gross profit	1,171	520	2,542	1,352
Selling and administrative expenses	969	972	1,850	1,858

Operating income (loss)	202	(452)	692	(506)

Other income (expense), net
Interest income, net	11	2	25	10
Other income, net	(28)	(2)	(28)	(2)
Other income (expense), net	(17)	-	(3)	8

Income (loss) before income taxes	185	(452)	689	(498)

Income tax expense (benefit), net	69	(70)	314	(57)

Net income (loss)	$116	$(382)	$375	$(441)

Basic net income (loss) per common share	$0.00	$(0.01)	$0.01	$(0.02)

Diluted net income (loss) per common share	$0.00	$(0.01)	$0.01	$(0.02)

Weighted average common shares outstanding - basic	30,174,664	30,099,610	30,137,137	30,032,762
Add: Equivalent shares outstanding - Stock Options	1,128,347	-	673,264	-
Weighted average common shares outstanding - diluted	31,303,011	30,099,610	30,810,401	30,032,762

                     See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2024	2024
Assets
Current Assets:
Cash	$2,461	$1,677
Accounts receivable, net	4,228	4,668
Inventories	11,066	11,244
Other current assets	398	286
Total current assets	18,153	17,875

Property and equipment, net	1,771	1,885
Operating lease right-of-use assets (includes $891 and $1,289 with a related party)	1,323	1,790
Deferred tax assets, net	4,353	4,601
Security deposits and other assets	61	56
Total Assets	$25,661	$26,207

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,808	$2,510
Accrued expenses and other current liabilities	1,803	2,661
Current portion of long term debt, net	-	7
Current portion of operating lease liabilities (includes $820 and $804 with a related party)	964	945
Total current liabilities	5,575	6,123

Operating lease liabilities (includes $71 and $485 with a related party)	359	846
Total liabilities	5,934	6,969

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
30,335,620 and 30,134,510 shares issued, respectively, and
30,300,720 and 30,099,610 shares outstanding, respectively	61	60
Additional paid-in capital	51,617	51,504
Accumulated deficit	(31,852)	(32,227)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	19,727	19,238
Total Liabilities and Stockholders' Equity	$25,661	$26,207

  See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,  2024:

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2024	30,134,510	$60	$51,504	$(32,227)	34,900	$(99)	$19,238
Stock compensation expense for employee stock options	-	-	53	-	-	-	53
Net income	-	-	-	259	-	-	259
Balance, September 30, 2024	30,134,510	60	51,557	(31,968)	34,900	(99)	19,550
Stock compensation for employee stock options	-	-	43	-	-	-	43
Shares issued upon exercise of stock options	201,110	1	17	-	-	-	18
Net income	-	-	-	116	-	-	116
Balance, December 31, 2024	30,335,620	$61	$51,617	$(31,852)	34,900	$(99)	$19,727

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,  2023:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2023	29,984,510	$60	$51,239	$(32,339)	34,900	$(99)	$18,861
Stock compensation expense for employee stock options	-	-	71	-	-	-	71
Shares issued upon exercise of stock options	150,000	-	13	-	-	-	13
Net loss	-	-	-	(59)	-	-	(59)
Balance, September 30, 2023	30,134,510	60	51,323	(32,398)	34,900	(99)	18,886
Stock compensation expense for employee stock options	-	-	62	-	-	-	62
Net loss	-	-	-	(382)	-	-	(382)
Balance, December 31, 2023	30,134,510	$60	$51,385	$(32,780)	34,900	$(99)	$18,566

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Six months ended
	December 31,
	2024	2023
Cash flows provided by operating activities:
Net income (loss)	$375	$(441)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	171	155
Amortization of operating lease right-of-use assets	467	445
Stock based compensation	96	133
Change in deferred tax assets	248	(68)
Impairment charge on equipment	28	-
Other, net	6	8
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	440	778
Inventories	178)	(1,888)
Other assets	(118)	(173)
Security deposits and other assets	(5)	-
(Decrease) increase in:
Accounts payable	298	1,039
Accrued expenses and other liabilities	(858)	(56)
Operating lease obligations	(468)	(446)
Net cash provided by (used in) operating activities	858	(514)

Cash flows from investing activities:
Purchase of property and equipment	(85)	(62)
Net cash used in investing activities	(85)	(62)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	18	13
Repayments under finance lease obligations	(7)	(21)
Net cash provided by (used in) financing activities	11	(8)

Net increase (decrease) in cash	784	(584)
Cash at beginning of period	1,677	1,316
Cash at end of period	$2,461	$732

Supplemental disclosures of cash flow information:
Interest paid	$20	$21
Income taxes paid	$100	$40

Supplemental disclosures of non-cash flow transactions:
Acquisition of right-of-use assets, net	$-	$69

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc. (“MDC Warehousing”), a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the three and six months ended December 31, 2024 and 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Form 10-K”), as filed with the SEC. The June 30, 2024 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results for the full fiscal year ending June 30, 2025 or for any other period.

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

For the three months ended December 31, 2024 and 2023, the Company had federal income tax expense of $46 and a federal income tax benefit of $76, respectively and state income tax expense, net of approximately $23 and $6, respectively.  For the six months ended December 31, 2024 and 2023, the Company had a federal income tax expense of $236 and a federal tax benefit of $70, respectively and state income tax expense, net of approximately $78 and $13, respectively.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Anti-dilutive stock options	2,268,600	4,996,850	2,568,600	4,996,850
Total anti-dilutive shares	2,268,600	4,996,850	2,568,600	4,996,850

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2024	2024

Raw materials	$8,275	$7,888
Work-in-process	1,687	2,449
Finished goods	1,104	907
Total	$11,066	$11,244

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2024	2024

Land and building	$1,250	$1,250
Leasehold improvements	1,341	1,341
Machinery and equipment	7,281	7,224
	9,872	9,815
Less: Accumulated depreciation and amortization	(8,101)	(7,930)
Total	$1,771	$1,885

Depreciation and amortization expense recorded on property and equipment was $83 and $78 for the three months and $171 and $155 for six months ended December 31,2024 and 2023, respectively.  Additionally, the Company disposed of property of $0 and $34 in the six months ended December 31, 2024 and 2023, respectively and in the three and six months ended December 31, 2024 and 2023, recognized a permanent impairment of $28 and a loss on disposal of fixed assets $2, respectively.

Note 4. Senior Credit Facility

As of December 31, 2024 and June 30, 2024, the Company had no debt outstanding under its Senior Credit Facility.

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

The Amended Loan Agreement provides for a total of $5,000 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and eligible inventory in the maximum amount of $5,000 (the “Revolving Credit Facility”).  The Senior Credit Facility is secured by all assets of the Borrowers, including, without limitation, machinery and equipment, and real estate owned by IHT Properties.  Revolving Advances bear interest at PNC’s Base Rate (7.50% and 8.50% as of December 31, 2024 and June 30, 2024) or the Term SOFR Rate plus the SOFR Adjustment. The Term SOFR Rate, for any day, shall be equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate). The SOFR Adjustment is defined as 10 basis points (0.10%).

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest shall be payable at the interest rate then applicable plus 2%.  The Senior Credit Facility matures on May MD15, 2026 (the “Senior Maturity Date”).

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

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the shares of common stock that it owned of iBio, Inc.; (ii) a Mortgage and Security Agreement with PNC with IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

Note 5. Significant Risks and Uncertainties

(a) Major Customers.  In the three months ended December 31, 2024 and 2023, approximately 79% and 89%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 60% and 26% and 70% and 23% in the three months ended December 31, 2024 and 2023, respectively of the Contract Manufacturing Segment net sales.  In the six months ended December 31,2024 and 2023, approximately 82% and 90% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 64% and 23% in the six months ended December 31, 2024 and 73% and 21% of net sales in the six months ended December 31, 2023, respectively of the Contract Manufacturing Segment net sales.  Accounts receivable from these two major customers represented approximately 61% and 84% of total net accounts receivable as of December 31, 2024 and June 30, 2024, respectively.  Two other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 58% and 17% and 22% and 40% of net sales of the Other Nutraceutical Segment in the three months ended December 31, 2024 and 2023, and 51% and 22% and 28% and 41%, of net sales of the Other Nutraceutical Segment in the six months ended December 31,2024 and 2023, respectively.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company has seen a negative impact in its margins due to inflation and tightened labor markets.  The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including tariffs and other inflationary costs, labor and shipping costs and its own increases in shipping, labor and other operating costs.  The Company’s results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

The Company continues to experience minimal supply chain disruptions relating to fuel refinery and transportation issues as it pertains to shipping.  These issues first arose as result of the COVID-19 pandemic and other geo-political events.  Additionally, the East Coast port strike threatened the supply of goods and continued to threaten up to the settlement date of January 8, 2025.  In the interim U.S. shippers steered clear of the East and Gulf Coast ports amid worries that the dockworkers at these ports would go on strike again.

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

The components of lease expense for the three months ended December 31, 2024 and 2023, were as follows:

	Three months ended December 31,
	2024			2023
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$210	$42	$252	$210	$42	$252

Finance Lease Costs:
Amortization of right-of use assets	$-	$-	$-	$-	$3	$3
Total finance lease cost	$-	$-	$-	$-	$3	$3

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the six months ended December 31,2024 and 2023, were as follows:

	Six months ended December 31,
	2024			2023
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$421	$86	$507	$421	$81	$502

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$3	$3	$-	$6	$6
Total finance lease cost	$-	$3	$3	$-	$6	$6

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

Rent expense and lease amortization costs for the three months ended December 31, 2024 and 2023 on this lease was $324 and $328 respectively, and for the six months ended December 31,2024 and 2023 was $652 and $642, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2024 and June 30, 2024, the Company had no current obligations to Vitamin Realty.  Additionally, the Company has operating lease obligations of $891 and $1,289 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2024 and June 30, 2024, respectively.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May, 2027, related to office equipment.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

As of December 31, 2024, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$891	$820	$71	$912
Warehouse lease	376	120	256	425
Transportation lease	47	17	30	53
Office equipment leases	9	7	2	10
	$1,323	$964	$359	$1,400

As of June 30, 2024, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$1,289	$804	$485	$1,334
Warehouse lease	433	116	317	494
Transportation lease	55	17	39	63
Office equipment leases	13	8	5	14
	$1,790	$945	$846	$1,905

As of December 31, 2024 and June 30, 2024, the Company’s weighted average discount rate and remaining term on operating lease liabilities were approximately 5.24% and 5.00% and 1.6 years and 2.0 years, respectively.

Financed Lease Obligation.

As of June 30, 2024, the Company’s weighted average discount rate for the outstanding finance lease obligation of $7 was 0% and the remaining term on the finance lease obligation was approximately 0.2 years.  This lease matured on August 15, 2024.  The ROU asset related to the finance lease obligation is included in Property and equipment, net in the accompanying Consolidated Balance Sheet.

Supplemental cash flows information related to leases for the six months ended December 31, 2024, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$421	$86	$507
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	7	7

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the six months ended December 31, 2023, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$421	$110	$531
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	21	21

Maturities of operating lease liabilities as of December 31, 2024 were as follows:

	Operating	Related Party
Year ending	Lease	Operating Lease
June 30,	Commitments	Commitment	Total

2025, remaining	$85	$421	$506
2026	170	491	661
2027	169	-	169
2028	64	-	64
Total minimum lease payments	488	912	1,400
Imputed interest	(56)	(21)	(77)
Total	$432	$891	$1,323

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

Note 8. Equity Transactions and Stock-Based Compensation

In December 2024, the Board of Directors authorized the issuance of up to 490,000 stock options to Company officers and employees. The Company issued 490,000 stock options with an exercise price ranging from $0.31 to $0.34, vesting over three years, with expiration terms of ten years from the date of grant.

Additionally, in August 2024, the Board of Directors authorized the issuance of 200,000 stock options (50,000 each) to the non-executive directors with an exercise price of $0.18 and $0.20, vesting over one year, 25% at the end of each quarter ending September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025.

For the three and six months ended December 31, 2024 and 2023, the Company incurred stock-based compensation expense of $43 and $61, and $96 and $133, respectively.  The Company expects to record additional stock-based compensation of $288 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the six months ended December 31, 2024:

Risk Free Interest Rate	3.96% to 4.23%
Volatility	105.6% to 131.7%
Term	7.5 to 10 years
Dividend Rate	0.00%
Closing Price of Common Stock	0.188 to0.3434

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

A summary of the Company’s stock option activity, and related information for the six months ended December 31, 2024 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2024	4,749,183	$0.34
Granted	690,000	0.28
Exercised	(201,110)	0.09
Terminated	(667)	0.41
Expired	(39,416)	0.52
Outstanding as of December 31, 2024	5,197,990	$0.34
Exercisable at December 31, 2024	4,082,990	$0.36

Note 9. Segment Information and Disaggregated Revenue

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended December 31, 2024 and 2023 were $2,355 and $1,656, respectively and for the six months ended December 31,2024 and 2023 were $4,540 and $3,265, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended December 31, 2024 and 2023 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2024	$9,315	$2,355	$11,670	$797	$83	$29
	2023	9,424	1,629	11,053	500	78	24

Other Nutraceutical Businesses	2024	944	-	944	374	-	-
	2023	429	27	456	20	-	-

Total Company	2024	10,259	2,355	12,614	1,171	83	29
	2023	9,853	1,656	11,509	520	78	24

Financial information relating to the six months ended December 31, 2024 and 2023 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2024	$20,103	$4,540	$24,643	$1,975	$170	$85
	2023	20,252	3,238	23,490	1,313	154	59

Other Nutraceutical Businesses	2024	1,588	-	1,588	567	1	-
	2023	907	27	934	39	1	3

Total Company	2024	21,691	4,540	26,231	2,542	171	85
	2023	21,159	3,265	24,424	1,352	155	62

	Total Assets as of
	December 31,	June 30,
	2024	2024

Contract Manufacturing	$19,572	$20,830
Other Nutraceutical Businesses	6,089	5,377
Total Company	$25,661	$26,207

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

For the six months ended December 31, 2024, our net sales from operations increased by $1,807 to approximately $26,231 from approximately $24,424 in the six months ended December 31, 2023, or approximately 7%.   Our net sales in the Contract Manufacturing Segment increased by $1,153 or approximately 5%, and our Other Nutraceuticals Segment increased by $654.  Net sales increased in our Contract Manufacturing Segment primarily due to increased sales volumes to customers other than our two major customers, of $1,675, offset by a net decrease of $521 from our two major customers.  Net sales in the six months ended December 31, 2024 were higher by approximately $654 from the six months ended December 31, 2023 in our Other Nutraceuticals Segment, primarily due to increased sales for MDC Warehousing and CII in the amounts of $542 and $118, respectively.  The increase was from a new major customer in this segment, which represented 51% in the six months ended December 31, 2024 compared to no sales in the three months ended December 31, 2023. This customer replaced a customer that had represented 14% in the six months ended December 31, 2023. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

For the six months ended December 31, 2024, we had operating income of approximately $692, an increase of approximately $1,198 from the operating loss of approximately $506 for the six months ended December 31, 2023.  Our profit margins increased from approximately 5.5% of net sales in the six months ended December 31, 2023 to approximately 9.7% of net sales in the six months ended December 31, 2024, primarily as a result of the increased sales of $1,807 with the cost of sales increasing $617. Our consolidated selling and administrative expenses were approximately the same, $1,850 and $1,858 in the six months ended December 31, 2024 and 2023, respectively, a decrease of $8.

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

We have seen a negative impact in our margins due to inflation and tightened labor markets.  We may not be able to timely increase our selling prices to our customers resulting from price increases from our suppliers due to various economic factors, including tariffs and other inflationary costs, labor and shipping costs and our own increases in shipping, labor and other operating costs.  Our results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders we may receive from our significant customers.

We continue to experience minimal supply chain disruptions relating to fuel refinery and transportation issues as it pertains to shipping.  These issues first arose as result of the COVID-19 pandemic and other geo-political events.  Additionally, the East Coast port strike threatened the supply of goods and continued to threaten up to the settlement date of January 8, 2025.  In the interim U.S. shippers steered clear of the East and Gulf Coast ports amid worries that the dockworkers at these ports would go on strike again.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates in the three months ended December 31, 2024.  Critical accounting estimates made in accordance with our accounting policies are regularly discussed by management with our Audit Committee.  Those estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2024.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2024	2023	2024	2023

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	90.7%	95.5%	90.3%	94.5%
Selling and administrative	7.7%	8.4%	7.1%	7.6%
	98.4%	103.9%	97.4%	102.1%
Income (loss) from operations	1.6%	(3.9% )	2.6%	(2.1% )

Other income (expense), net
Interest income (expense)	0.1%	0.0%	0.1%	0.0%
Other income (expense), net	(0.2% )	(0.0% )	(0.1% )	(0.0% )
Other income (expense), net	(0.1% )	0.0%	(0.0% )	0.0%

Income (loss) before income taxes	1.5%	(3.9% )	2.5%	(2.1% )

Income tax expense (benefit), net	0.6%	(0.7% )	1.2%	(0.2% )

Net income (loss)	0.9%	(3.2% )	1.3%	(1.9% )

For the Six Months Ended December 31, 2024 compared to the Six Months Ended December 31, 2023

Sales, net. Sales, net, for the six months ended December 31,2024 and 2023 were $26,231 and $24,424, respectively, an increase of 7.4%, and were comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2024	2023	2024 vs 2023	2024 vs 2023
	(amounts in thousands)
Contract Manufacturing:
US Customers	$20,103	$20,252	$(149)	(0.7% )
International Customers	4,540	3,238	1,302	40.2%
Net sales, Contract Manufacturing	24,643	23,490	1,153	4.9%

Other Nutraceuticals:
US Customers	1,588	907	681	75.1%
International Customers	-	27	(27)	(100.0% )
Net sales, Other Nutraceuticals	1,588	934	654	(27.6% )

Total net sales	$26,231	$24,424	$1,807	7.4%

In the six months ended December 31,2024 and 2023, a significant portion of our consolidated net sales, approximately 82% and 90%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife.  Life Extension and Herbalife represented approximately 64% and 23% and 70% and 23%, respectively, of our Contract Manufacturing Segment’s net sales in the six months ended December 31,2024 and 2023, respectively.

The increase in net sales of approximately $1,807 in the six months ended December 31, 2024 was the result of increased sales in both of our segments. Our Contract Manufacturing Segment increase of $1,153, from the six months ended December 31, 2023 was primarily from existing and new customers other than our two major customers of $1,675, which was offset by a net decrease of $521 with our two major customers.  The increase in our Other Nutraceuticals Segment of $654, was primarily due to MDC Warehousing replacing one of its major customers that represented 14% in the six months ended December 31, 2023, with one that represented 51% in the six months ended December 31, 2024.  This segment's two major customers represented 51% and 22% in the six months ended December 31, 2024 compared to 0% and 43% in the three months ended December 31, 2023.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales increased by approximately $559 to $23,689 for the six months ended December 31, 2024, as compared to $23,072 for the six months ended December 31, 2023 or approximately 2.7%.  Cost of sales decreased as a percentage of sales to 90.3% for the six months ended December 31, 2024 as compared to 94.5% for the six months ended December 31, 2023. The increase of $617 in the cost of goods sold amount is from increased manufacturing costs of $700 and $126 in our Contract Manufacturing Segment and Other Nutraceuticals Segment, respectively, offset by a decrease of $209 in other cost of goods in our Contract Manufacturing Segment.  The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increase in net sales in both segments used to offset the increased manufacturing costs and the cost of sales in the Other Nutraceutical Segment.

Selling and Administrative Expenses.   Our selling and administrative expenses were approximately the same, $1,850 and $1,858, in the six months ended December 31, 2024 and 2023, respectively, a decrease of $8.    As a percentage of sales, net, selling and administrative expenses were approximately 7.1% and 7.6% in the six months ended December 31, 2024 and 2023, respectively.  We had an increase in professional fees of $43, from increased legal fees of $29, audit fees of $8 and other consulting fees of $6, offset by a decrease in stock compensation expense of $36 and all other selling and administrative expenses of $15.

Other income (expense), net. Other income (expense), net was approximately $(3) for the six months ended December 31, 2024 compared to $8 for the six months ended December 31, 2023, and was composed of:

	Six months ended
	December 31,
	2024	2023
	(dollars in thousands)
Interest income, net	$25	$10
Other expense, net	(28)	(2)
Other income (expense), net	$(3)	$8

In the six months ended December 31, 2024, we recognized a permanent impairment in our machinery and equipment of $28 compared to a loss on disposal of machinery and equipment of $2 in the six months ended December 31, 2023.

Income tax expense (benefit), net.  For the six months ended December 31, 2024 and 2023, we had a state income tax provision of approximately $78 and $13, respectively and federal income tax expense of $236 and a federal income benefit of $70, in the six months ended December 31, 2024 and 2023, respectively.

Net income (loss).  Our net income for the six months ended December 31, 2024 was approximately $375 compared to a net loss of approximately $441 in the six months ended December 31, 2023.  The change of approximately $816 was primarily the result of increased operating income of $1,198, offset by the increase income tax expense of $371.

For the Three Months Ended December 31, 2024 compared to the Three Months Ended December 31, 2023

Sales, net. Sales, net, for the three months ended December 31, 2024 and 2023 were $12,614 and $11,509, respectively, an increase of 9.6%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2024	2023	2024 vs 2023	2024 vs 2023
	(amounts in thousands)
Contract Manufacturing:
US Customers	$9,315	$9,424	$(109)	(1.2% )
International Customers	2,355	1,629	726	44.6%
Net sales, Contract Manufacturing	11,670	11,053	617	5.6%

Other Nutraceuticals:
US Customers	944	429	515	120.0%
International Customers	-	27	(27)	(100.0% )
Net sales, Other Nutraceuticals	944	456	488	107.0%

Total net sales	$12,614	$11,509	$1,105	9.6%

For the three months ended December 31, 2024 and 2023, a significant portion of our consolidated net sales, approximately 79% and 89%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife, represented approximately 60% and 26% and 70% and 23%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended December 31, 2024 and 2023, respectively.

The increase in net sales of approximately $1,105 in the three months ended December 31, 2024, was primarily the result of increased net sales in our Contract Manufacturing Segment of $617 primarily due to increased sales volumes to customers other than our two major customers in the amount of $899, offset by a net decrease in sales to Herbalife and Life Extension of $282 and an increase of sales in the other Nutraceuticals Segment of $488 compared to the year ago comparable period.

Revenues in the three months ended December 31, 2024 were higher than the three months ended December 31, 2023 in our Other Nutraceuticals Segment by $488, primarily due to increased sales in MDC Warehousing in the amount of $439. Two other customers in the other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 58%, and 17% and 0%, and 40%, respectively, of net sales of the Other Nutraceutical Segment in the three months ended December 31, 2024 and 2023, respectively.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales increased by approximately $454 to $11,443 for the three months ended December 31, 2024, as compared to $10,989 for the three months ended December 31, 2023 or approximately 4%.  Cost of sales decreased as a percentage of sales to 90.7% for the three months ended December 31, 2024 as compared to 95.5% for the three months ended December 31, 2023. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of increased net sales used to offset the fixed manufacturing overhead.

Selling and Administrative Expenses.  Selling and administrative expenses were substantially the same in each of the three months ended December 31, 2024 and 2023, approximately $969 and $972, respectively. As a percentage of sales, net, selling and administrative expenses were approximately 7.7% and 8.4% in the three months ended December 31, 2024 and 2023, respectively. The decrease of $3 was primarily from an increase in  professional fees of $35, primarily increased legal expenses of $23 and other professional fees of $12, offset by a decrease in all other selling and administrative expenses of $20, primarily from a decrease in stock compensation expense of $18.

Other income (expense), net. Other income (expense), net was approximately $(17) for the three months ended December 31, 2024 compared to $0 for the three months ended December 31, 2023, and is composed of:

	Three months ended
	December 31,
	2024	2023
	(dollars in thousands)
Interest income, net	$11	$2
Other income (expense), net	(28)	(2)
Other income (expense), net	$(17)	$-

In the three months ended December 31, 2024 and 2023, we had a permanent impairment on machinery and equipment of $28 and a loss on disposals of machinery of $2, respectively.

Income tax expense (benefit), net. For the three months ended December 31, 2024 and 2023, we had federal income tax expense of $46 and federal income tax benefits of $76, respectively and state income tax expense, net of approximately $23 and $6, in the three months ended December 31, 2024 and 2023, respectively.

Net income (loss). Our net income for the three months ended December 31, 2024 was approximately $116 compared to a net loss of approximately $382 in the three months ended December 31, 2023.  The change of approximately $498 was primarily the result of increased operating income of $654, offset by the increase income tax expense of $139.

Seasonality

The nutraceutical business can be seasonal. Due to our current customer base in our contract manufacturing segment, we have not experienced a seasonality impact on our sales volumes as we had seen in the past.  In the past we had experienced some seasonality in the December quarters based on the demands of our customer base at the time.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2024	2023
	(dollars in thousands)

Net cash provided by (used in) operating activities	$858	$(514)
Net cash used in investing activities	$(85)	$(62)
Net cash provided by (used in) financing activities	$11	$(8)

Cash at end of period	$2,461	$732

At December 31, 2024, our working capital was approximately $12,578, an increase of $826 from our working capital of $11,752 at June 30, 2024.  The increase in our working capital was the result of an increase in our current assets of $278 and a decrease in our current liabilities of $548.

Operating Activities

Net cash provided by operating activities of $858 in the six months ended December 31, 2024 includes net income of approximately $375. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $1,391. Net cash provided by our operations in the six months ended December 31, 2024 was offset by cash used in our working capital assets and liabilities in the amount of approximately $533 and was primarily the result of an increase in our prepaid expenses and other assets of $124, the decrease in operating lease obligations of $468 and accounts payable and other liabilities of $560 offset by  decreases in accounts receivable of $440 and inventory of $178.

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

Investing Activities

Cash used in investing activities of $85 and $62 in the six months ended December 31, 2024 and 2023, respectively, was for the purchase of machinery and equipment.

Financing Activities

Cash provided by financing activities was approximately $11 for the six months ended December 31, 2024, and was primarily from proceeds from exercises of stock options of $18, offset by principal payments under our financed lease obligations of $7.

Cash used in financing activities was approximately $8 for the six months ended December 31, 2023, and was primarily from principal payments under our financed lease obligations of $21, offset by proceeds from exercises of stock options of $13.

As of December 31, 2024, we had cash of $2,461, funds available under our revolving credit facility of approximately $5,140 and working capital of approximately $12,578. We had operating income of $692 in the six months ended December 31, 2024, which included non-cash expenses of $267 such as amortization, depreciation and employee stock compensation expense.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending February 13, 2026.

Our current total annual commitments at December 31, 2024 for long term non-cancelable leases of approximately $660 consists of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the rental of machinery, transportation and office equipment.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31,2024 and 2023 were approximately $85 and $62, respectively.  The Company has budgeted approximately $500 for capital expenditures for fiscal year 2025. The total amount is expected to be funded from cash provided from the Company’s operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

Impact of Inflation

The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including tariffs and other inflationary factors, labor and shipping costs and its own increases in shipping, labor and other operating costs.  The Company’s results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

INTEGRATED BIOPHARMA, INC.

Date: February 13, 2025	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: February 13, 2025	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

By: /s/ Dina L. Masi
Date: February 13, 2025	Dina L. Masi,
Chief Financial Officer & Senior Vice President