Form 10-Q
period 2025-03-31
INTEGRATED BIOPHARMA INC
filed 2025-05-14
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☑

As of May 14, 2025, there were 30,300,720 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended March 31, 2025

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; inflation (including those caused by tariffs) and tightened labor markets; and other factors both referenced and not referenced in the (i) Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Form 10-K”), and (ii) the Company’s Quarterly Reports on 10-Q for the quarters ended September 30, 2024 and December 31, 2024, all as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of the Company’s Form 10-K and in other filings by the Company with the SEC.  Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2025	2024	2025	2024

Sales, net	$13,947	$13,147	$40,178	$37,571
Cost of sales	12,396	11,899	36,085	34,971

Gross profit	1,551	1,248	4,093	2,600
Selling and administrative expenses	812	893	2,662	2,751

Operating income (loss)	739	355	1,431	(151)

Other income (expense), net
Interest income (expense), net	5	(4)	30	6
Other income (expense), net	34	1	6	(1)
Other income (expense), net	39	(3)	36	5

Income (loss) before income taxes	778	352	1,467	(146)

Income tax expense, net	167	67	481	10

Net income (loss)	$611	$285	$986	$(156)

Basic net income (loss) per common share	$0.02	$0.01	$0.03	$(0.01)

Diluted net income (loss) per common share	$0.02	$0.01	$0.03	$(0.01)

Weighted average common shares outstanding - basic	30,300,720	30,099,610	30,190,869	30,054,883
Add: Equivalent shares outstanding - Stock Options	1,213,871	644,612	770,047	-
Weighted average common shares outstanding - diluted	31,514,591	30,744,222	30,960,916	30,054,883

                     See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	June 30,
	2025	2024
Assets
Current Assets:
Cash	$2,961	$1,677
Accounts receivable, net	5,080	4,668
Inventories	10,077	11,244
Other current assets	428	286
Total current assets	18,546	17,875

Property and equipment, net	1,811	1,885
Operating lease right-of-use assets (includes $689 and $1,289 with a related party)	1,095	1,790
Finance lease right-of-use asset	41	-
Deferred tax assets, net	4,109	4,601
Security deposits and other assets	54	56
Total Assets	$25,656	$26,207

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,501	$2,510
Accrued expenses and other current liabilities	1,636	2,661
Current portion of financed lease obligations	7	7
Current portion of operating lease liabilities (includes $689 and $804 with a related party)	837	945
Total current liabilities	4,981	6,123

Operating lease liabilities (includes $0 and $485 with a related party)	258	846
Financed lease obligation	34	-
Total liabilities	5,273	6,969

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
30,335,620 and 30,134,510 shares issued, respectively, and
30,300,720 and 30,099,610 shares outstanding, respectively	61	60
Additional paid-in capital	51,662	51,504
Accumulated deficit	(31,241)	(32,227)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	20,383	19,238
Total Liabilities and Stockholders' Equity	$25,656	$26,207

  See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31,  2025:

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2024	30,134,510	$60	$51,504	$(32,227)	34,900	$(99)	$19,238
Stock compensation expense for employee stock options	-	-	53	-	-	-	53
Net income	-	-	-	259	-	-	259
Balance, September 30, 2024	30,134,510	60	51,557	(31,968)	34,900	(99)	19,550
Stock compensation for employee stock options	-	-	43	-	-	-	43
Shares issued upon exercise of stock options	201,110	1	17	-	-	-	18
Net income	-	-	-	116	-	-	116
Balance, December 31, 2024	30,335,620	61	51,617	(31,852)	34,900	(99)	19,727
Stock compensation expense for employee stock options	-	-	45	-	-	-	45
Net income	-	-	-	611	-	-	611
Balance, March 31, 2025	30,335,620	$61	$5,662	$(31,241)	34,900	$(99)	$20,383

FOR THE THREE AND NINE MONTHS ENDED MARCH 31,  2024:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2023	29,984,510	$60	$51,239	$(32,339)	34,900	$(99)	$18,861
Stock compensation expense for employee stock options	-	-	71	-	-	-	71
Shares issued upon exercise of stock options	150,000	-	13	-	-	-	13
Net loss	-	-	-	(59)	-	-	(59)
Balance, September 30, 2023	30,134,510	60	51,323	(32,398)	34,900	(99)	18,886
Stock compensation expense for employee stock options	-	-	62	-	-	-	62
Net loss	-	-	-	(382)	-	-	(382)
Balance, December 31, 2023	30,134,510	60	51,385	(32,780)	34,900	(99)	18,566
Stock compensation expense for employee stock options	-	-	60	-	-	-	60
Net income	-	-	-	285	-	-	285
Balance, March 31, 2024	30,134,510	$60	$51,445	$(32,495)	34,900	$(99)	$18,911

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended
	March 31,
	2025	2024
Cash flows provided by operating activities:
Net income (loss)	$986	$(156)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	247	232
Amortization of operating lease right-of-use assets	695	672
Stock based compensation	141	193
Change in deferred tax assets	492	12
Impairment charge on equipment	28	-
Other, net	(25)	10
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(412)	(206)
Inventories	1,167	(908)
Other assets	(152)	(77)
(Decrease) increase in:
Accounts payable	27	1,342
Accrued expenses and other liabilities	(1,024)	687
Operating lease obligations	(696)	(672)
Net cash provided by operating activities	1,474	1,129

Cash flows from investing activities:
Purchase of property and equipment	(201)	(407)
Net cash used in investing activities	(201)	(407)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	18	13
Repayments under finance lease obligations	(7)	(31)
Net cash provided by (used in) financing activities	11	(18)

Net increase (decrease) in cash	1,284	704
Cash at beginning of period	1,677	1,316
Cash at end of period	$2,961	$2,020

Supplemental disclosures of cash flow information:
Interest paid	$26	$21
Income taxes paid	$100	$37

Supplemental disclosures of non-cash flow transactions:
Acquisition of right-of-use assets, net and operating lease liability, net	$10	$69
Acquisition of right-of-use assets, net and financed lease obligation, net	41	-

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Nutraceutical Businesses which includes the operations of (i) AgroLabs, Inc. (“AgroLabs”), which distributed healthful nutritional products for sale through major mass market, grocery and drug and vitamin retailers under the following brands: Peaceful Sleep, and Wheatgrass and other products introduced into the market using the AgroLabs name (these are referred to as our branded products); (ii) The Vitamin Factory (the “Vitamin Factory”), which sells private label MDC products, as well as our AgroLabs products, through the Internet,  (iii) IHT Health Products, Inc. (“IHT”) a distributor of fine natural botanicals, including multi minerals produced under a license agreement, (iv) MDC Warehousing and Distribution, Inc. (“MDC Warehousing”), a service provider for warehousing and fulfilment services and (v) Chem International, Inc., a distributor of certain raw materials for DSM Nutritional Products LLC.  The Vitamin Factory had no products available for sale and AgroLabs had no sales of its branded products in the three and nine months ended March 31, 2025 and 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“Form 10-K”), as filed with the SEC. The June 30, 2024 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results for the full fiscal year ending June 30, 2025 or for any other period.

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

For the three months ended March 31, 2025 and 2024, the Company had federal income tax expense of $415 and $81, respectively and state income tax benefit, net of approximately $248 and $14, respectively.  For the nine months ended March 31, 2025 and 2024, the Company had a federal income tax expense of $651 and $11, respectively and state income tax benefit, net of approximately $170 and $1, respectively.  In the nine months ended March 31, 2025, we released the valuation allowance on our state net operating losses as they became available to offset current state taxable income.

Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on its consolidated condensed balance sheets. Finance leases are included in right-of-use asset, current portion of financed lease obligation, and financed lease obligation on the condensed consolidated balance sheets.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Anti-dilutive stock options	1,817,517	2,393,183	2,247,517	4,758,183
Total anti-dilutive shares	1,817,517	2,393,183	2,247,517	4,758,183

Accounting Pronouncements Not Yet Adopted

In November 2023, FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning July 1, 2024, and interim periods thereafter, applied retrospectively with early adoption permitted. The Company is currently evaluating the impact of adoption of this standard on its condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for the Company's annual periods beginning July 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its condensed consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03 (updated ASU 2025-01 issued in January 2025), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. The guidance is effective for the Company’s annual periods beginning July 1, 2027, on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2025	2024

Raw materials	$6,419	$7,888
Work-in-process	2,343	2,449
Finished goods	1,315	907
Total	$10,077	$11,244

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2025	2024

Land and building	$1,250	$1,250
Leasehold improvements	1,341	1,341
Machinery and equipment	7,264	7,224
	9,928	9,815
Less: Accumulated depreciation and amortization	(8,117)	(7,930)
Total	$1,811	$1,885

Depreciation and amortization expense recorded on property and equipment was $76 and $77 for the three months and $247 and $232 for nine months ended March 31, 2025 and 2024, respectively.  Additionally, the Company disposed of property of $60 and $85 in the nine months ended March 31, 2025 and 2024, respectively and in the three months ended March 31, 2024, had a gain on disposals of fixed assets of $1.  In the nine months ended March 31, 2025 and 2024, the Company recognized a permanent impairment of $28 and a net loss on disposal of fixed assets of $1, respectively.

Note 4. Senior Credit Facility and Lines of Credit

As of April 15, 2025, the Company paid off its outstanding obligations under its Senior Credit Facility, terminating the Credit Facility and entered into a Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association (“PNC”).  As of March 31, 2025 and June 30, 2024, the Company had no debt outstanding under its Senior Credit Facility.

Loan Agreement

The Loan Agreement provides a committed revolving line of credit under which the Borrower may request and PNC will make advances to the Borrower from time to time until April 5, 2026, (the "Expiration Date"), in an aggregate amount outstanding at any time not to exceed $4,000 (the "Line of Credit") and a Convertible Equipment Line of Credit in an aggregate amount outstanding at any time not to exceed $500 (the "Convertible ELOC").  Advances under the Convertible ELOC will be used for the purchase of equipment and/or vehicles.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Line of Credit bears interest at a rate per annum which is equal to the sum of (A) Daily one-month SOFR plus (B) 250 basis points (2.50%). Accrued interest will be due and payable on the same day of each month, beginning with the payment due on May 15, 2025. The outstanding principal balance and any accrued but unpaid interest shall be due and payable on the Expiration Date.

Prior to any Conversion Date, amounts outstanding under the Convertible ELOC will bear interest at a rate per annum (the "Daily Rate”) equal to the sum of (i) Daily one-month SOFR plus (ii) 250 basis points (2.50%) and from and after the Conversion Date, amounts outstanding under this Convertible ELOC will bear interest for the remaining term at either: (i) a rate per annum equal to the Daily Rate; or (ii) a fixed rate of interest per annum as offered to the Borrower by PNC in its sole discretion and agreed upon in writing between the Borrower and PNC.

The Company also entered into a Reimbursement Agreement for Standby and Commercial Letter(s) of Credit whereby, from time to time, the Borrower may request the issuance of one or more letters of credit (each a "Credit").  The Credit bears interest at the same rate as the Line of Credit under the Loan Agreement as described above.

In addition, in connection with the Loan Agreement, the Company and MDC (collectively, the "Grantors") each entered into a Security Agreement with PNC, pursuant to which each of the Grantors assigned and granted to PNC, as secured party, a continuing lien on and security interest in all right, title and interest of such Grantor in, to, and under all of the assets of such Grantor.

Senior Credit Facility

On April 15, 2025, the Company, MDC, AgroLabs, IHT, IHT Properties Corp. (“IHT Properties”) and Vitamin Factory (collectively, the “Borrowers”) terminated the Revolving Credit, Term Loan and Security Agreement (the “Amended Loan Agreement”) with PNC Bank, National Association as agent and lender (“PNC”) and the other lenders party thereto entered into on June 27, 2012, as amended on February 19, 2016, May 15, 2019, June 28, 2019, March 16, 2023 and May 9, 2024.

The Amended Loan Agreement provided for a total of $5,000 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and (ii) eligible inventory in the maximum amount of $5,000 (the “Revolving Credit Facility”).  The Senior Credit Facility was secured by all assets of the Borrowers, including, without limitation, machinery and equipment, and real estate owned by IHT Properties.  Revolving Advances bore interest at PNC’s Base Rate (7.50% and 8.50% as of March 31, 2025 and June 30, 2024, respectively) or the Term SOFR Rate plus the SOFR Adjustment. The Term SOFR Rate, for any day, shall be equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate). The SOFR Adjustment is defined as 10 basis points (0.10%).

Upon and after the occurrence of any event of default under the Amended Loan Agreement, and during the continuation thereof, interest was payable at the interest rate then applicable plus 2%.  The Senior Credit Facility was paid off on April 15, 2025, prior to its maturity date of May 15, 2026 (the “Senior Maturity Date”).

The principal balance of the Revolving Advances was payable on the Senior Maturity Date, (i) subject to acceleration, based upon a material adverse event clause, as defined in the Amended Loan Agreement, (ii) subject to accelerations for borrowing base reserves, as defined in the Amended Loan Agreement, (iii) upon the occurrence of any event of default under the Amended Loan Agreement or (iv) upon the earlier termination of the Amended Loan Agreement pursuant to the terms thereof.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The Revolving Advances were subject to the terms and conditions set forth in the Amended Loan Agreement and were made in aggregate amounts at any time equal to the lesser of (x) $5,000 or (y) an amount equal to the sum of: (i) up to 85%, subject to the provisions in the Amended Loan Agreement, of eligible accounts receivables (“Receivables Advance Rate”), plus (ii) up to the lesser of (A) 75%, subject to the provisions in the Amended Loan Agreement, of the value of the eligible inventory (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), (B) 85% of the appraised net orderly liquidation value of eligible inventory (as evidenced by the most recent inventory appraisal reasonably satisfactory to PNC in its sole discretion exercised in good faith) and (C) the inventory sublimit in the aggregate at any one time (“Inventory Advance Rate” and together with the Receivables Advance Rate, collectively, the “Advance Rates”), minus (iii) the aggregate Maximum Undrawn Amount, as defined in the Amended Loan Agreement, of all outstanding letters of credit, minus (iv) such reserves as PNC reasonably deemed proper and necessary from time to time.

In connection with the Senior Credit Facility, the following loan documents were executed: (i) a Stock Pledge Agreement with PNC, pursuant to which the Company pledged to PNC the shares of common stock that it owned of iBio, Inc.; (ii) a Mortgage and Security Agreement with PNC and IHT Properties; and (iii) an Environmental Indemnity Agreement with PNC.

Note 5. Significant Risks and Uncertainties

(a) Major Customers.  In the three months ended March 31, 2025 and 2024, approximately 85% and 90%, respectively, of consolidated net sales were derived from two customers.  These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 58% and 31% and 72% and 20% in the three months ended March 31, 2025 and 2024, respectively of the Contract Manufacturing Segment net sales.  In the nine months ended March 31, 2025 and 2024, approximately 83% and 90% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 62% and 26% and 73% and 21% of net sales of the Contract Manufacturing Segment net sales in the nine months ended March 31, 2025 and 2024, respectively.  Accounts receivable from these two major customers represented approximately 74% and 84% of total net accounts receivable as of March 31, 2025 and June 30, 2024, respectively.  Two other customers in the Other Nutraceutical Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 40% and 20% and 40% and 23% of net sales of the Other Nutraceutical Segment in the three months ended March 31, 2025 and 2024, respectively.  In the nine months ended March 31, 2025 and 2024, three customers represented 38%, 26% and 12% and 43%, 10% and 10%, of net sales of the Other Nutraceutical Segment, respectively.

.

The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks.  Approximately 78% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on August 31, 2026.

The Company has seen a slight negative impact in its margins due to inflation and tightened labor markets as the Company strives to increase prices to customers as its operating costs increase.  The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including tariffs and other inflationary costs, labor and shipping costs and its own increases in shipping, labor and other operating costs.  The Company’s results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

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

The components of lease expense for the three months ended March 31, 2025 and 2024, were as follows:

	Three months ended March 31,
	2025			2024
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$211	$43	$256	$211	$42	$253

Finance Lease Costs:
Amortization of right-of use assets	$-	$-	$-	$-	$3	$3
Total finance lease cost	$-	$-	$-	$-	$3	$3

The components of lease expense for the nine months ended March 31,2024 and 2024, were as follows:

	Nine months ended March 31,
	2025			2024
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$632	$127	$761	$632	$123	$755

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$3	$3	$-	$9	$9
Total finance lease cost	$-	$3	$3	$-	$6	$6

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

Rent expense and lease amortization costs for the three months ended March 31, 2025 and 2024 on this lease were $348 and $332 respectively, and for the nine months ended March 31, 2025 and 2024 were $1,000 and $974, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2025 and June 30, 2024, the Company had no current obligations to Vitamin Realty.  Additionally, the Company has operating lease obligations of $689 and $1,289 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2025 and June 30, 2024, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May  9, 2027 related to office equipment.

As of March 31, 2025, the Company’s RSUs, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$689	$689	$-	$702
Warehouse lease	347	122	224	389
Transportation lease	43	18	26	48
Office equipment leases	16	8	8	19
	$1,095	$837	$258	$1,158

As of June 30, 2024, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$1,289	$804	$485	$1,334
Warehouse lease	433	116	317	494
Transportation lease	55	17	39	63
Office equipment leases	13	8	5	14
	$1,790	$945	$846	$1,905

As of March 31, 2025 and June 30, 2024, the Company’s weighted average discount rate and remaining term on operating lease liabilities were approximately 5.27% and 5.00% and 1.5 years and 2.0 years, respectively.

Financed Lease Obligation.  On March 27, 2025, the Company entered into a financing lease obligation with ByLine Financial Group in the amount of $41.  The monthly payments commenced on May 1, 2025 in the amount of $1 and matures on April 1, 2030.  The ROU related to this finance lease obligation is included in ROUs on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2025.

The Company’s finance lease obligation with LEAF Capital Funding LLC matured on August 15, 2024.  The ROU asset related to the finance lease obligation is included in Property and equipment, net in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2024.

As of March 31, 2025 and June 30, 2024, the Company’s weighted average discount rate for the outstanding finance lease obligations of $41 and $7 was 5.9% and 0%, respectively and the remaining term on the finance lease obligation was approximately 5.2 and 0.2 years, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Supplemental cash flows information related to leases for the nine months ended March 31, 2025, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$632	$141	$773
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	7	7

Supplemental cash flows information related to leases for the nine months ended March 31, 2024, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$632	$166	$798
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	31	31

Maturities of operating lease liabilities as of March 31, 2025 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Commitment	Total

2025, remaining	$40	$211	$2	$256
2026	172	491	9	672
2027	171	-	9	180
2028	67	-	10	77
2029	2	-	10	12
2030	2	-	7	9
Total minimum lease payments	457	702	47	1,206
Imputed interest	(50)	(13)	(6)	(69)
Total	$407	$689	41	$1,137

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

For the three and nine months ended March 31, 2025 and 2024, the Company incurred stock-based compensation expenses of $44 and $61, and $141 and $193, respectively.  The Company expects to record additional stock-based compensation of $241 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the nine months ended March 31, 2025:

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

A summary of the Company’s stock option activity, and related information for the nine months ended March 31, 2025 follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2024	4,749,183	$0.34
Granted	690,000	0.28
Exercised	(201,110)	0.09
Terminated	(11,834)	0.33
Expired	(149,333)	0.26
Outstanding as of March 31, 2025	5,076,906	$0.41
Exercisable at March 31, 2025	4,023,073	$0.36

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

The Company has divided its operations into two reportable segments as follows: Contract Manufacturing, and Other Nutraceutical Businesses. International sales, concentrated primarily in Europe, for the three months ended March 31, 2025 and 2024 were $3,228 and $1,980, respectively and for the nine months ended March 31, 2025 and 2024 were $7,768 and $5,245, respectively.

Financial information relating to the three months ended March 31, 2025 and 2024 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit (loss)	Depreciation	Expenditures
Contract Manufacturing	2025	$10,231	$3,228	$13,459	$1,522	$76	$116
	2024	10,770	1,980	12,750	1,250	77	345

Other Nutraceutical Businesses	2025	488	-	488	29	-	-
	2024	397	-	397	(2)	-	-

Total Company	2025	10,719	3,228	13,947	1,551	76	116
	2024	11,167	1,980	13,147	1,248	77	345

Financial information relating to the nine months ended March 31, 2025 and 2024 operations by business segment and disaggregated revenues was as follows:

		Sales, Net			Segment
		U.S.	International		Gross		Capital
		Customers	Customers	Total	Profit	Depreciation	Expenditures
Contract Manufacturing	2025	$30,334	$7,768	$38,102	$3,497	$246	$201
	2024	31,022	5,218	36,240	2,563	231	404

Other Nutraceutical Businesses	2025	2,076	-	2,076	596	1	-
	2024	1,304	27	1,331	37	1	3

Total Company	2025	32,410	7,768	40,178	4,093	247	201
	2024	32,326	5,245	37,571	2,600	232	407

	Total Assets as of
	March 31,	June 30,
	2025	2024

Contract Manufacturing	$19,880	$20,830
Other Nutraceutical Businesses	5,776	5,377
Total Company	$25,656	$26,207

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

For the nine months ended March 31, 2025, our net sales from operations increased by $2,607 to approximately $40,178 from approximately $37,571 in the nine months ended March 31, 2024, or approximately 7%.   Our net sales in the Contract Manufacturing Segment increased by $1,862 or approximately 5%, and our Other Nutraceuticals Segment increased by $745 or approximately 2%.  Net sales increased in our Contract Manufacturing Segment primarily due to increased sales volumes to customers other than our two major customers, of $1,970, offset by a net decrease of $108 from our two major customers.  Net sales in the nine months ended March 31, 2025 were higher by approximately $745 from the nine months ended March 31, 2024 in our Other Nutraceuticals Segment, primarily due to increased sales for MDC Warehousing and CII in the amounts of $660 and $80, respectively.  The increase was due to a new major customer in this segment, which represented 38% in the nine months ended March 31, 2025 compared to no sales in the three months ended March 31, 2024. This customer replaced a customer that had represented 14% in the nine months ended March 31, 2024. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

For the nine months ended March 31, 2025, we had operating income of approximately $1,431, an increase of approximately $1,582 from the operating loss of approximately $151 for the nine months ended March 31, 2024.  Our profit margins increased from approximately 6.9% of net sales in the nine months ended March 31, 2024 to approximately 10.2% of net sales in the nine months ended March 31, 2025, primarily as a result of the increased sales of $2,607 with the cost of sales increasing $1,114. Our consolidated selling and administrative expenses were approximately the same, $2,662 and $2,751 in the nine months ended March 31, 2025 and 2024, respectively, a decrease of $89.

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

We have seen a slight negative impact in its margins due to inflation and tightened labor markets as we strive to increase prices to customers as our operating costs increase.  We may not be able to timely increase our selling prices to our customer resulting from price increases from our suppliers due to various economic factors, including tariffs and other inflationary costs, labor and shipping costs and our own increases in shipping, labor and other operating costs.  Our results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders we may receive from our significant customers.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates in the three months ended March 31, 2025.  Critical accounting estimates made in accordance with our accounting policies are regularly discussed by management with our Audit Committee.  Those estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2024.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended March 31,		ended March 31,
	2024	2023	2024	2023

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	88.9%	90.5%	89.8%	93.1%
Selling and administrative	5.8%	6.8%	6.6%	7.3%
	94.7%	97.3%	96.4%	100.4%
Income (loss) from operations	5.3%	2.7%	3.6%	(0.4% )

Other income (expense), net
Interest income (expense)	0.0%	(0.0% )	0.1%	0.0%
Other income (expense), net	0.3%	0.0%	0.0%	(0.0% )
Other income (expense), net	0.3%	0.0%	0.1%	0.0%

Income (loss) before income taxes	5.6%	2.7%	3.7%	(0.4% )

Income tax expense, net	1.2%	0.5%	1.2%	0.0

Net income (loss)	4.4%	2.2%	2.5%	(0.4% )

For the Nine Months Ended March 31, 2025 compared to the Nine Months Ended March 31, 2024

Sales, net. Sales, net, for the nine months ended March 31, 2025 and 2024 were $40,178 and $37,571, respectively, an increase of 6.9%, and were comprised of the following:

	Six months ended		Dollar	Percentage
	March 31,		Change	Change
	2025	2024	2025 vs 2024	2025 vs 2024
	(amounts in thousands)
Contract Manufacturing:
US Customers	$30,334	$31,022	$(688)	(2.2% )
International Customers	7,768	5,218	2,550	48.9%
Net sales, Contract Manufacturing	38,102	36,240	1,862	5.1%

Other Nutraceuticals:
US Customers	2,076	1,304	772	59.2%
International Customers	-	27	(27)	(100.0% )
Net sales, Other Nutraceuticals	2,076	1,331	745	56.0%

Total net sales	$40,178	$37,571	$2,607	6.9%

In the nine months ended March 31, 2025 and 2024, a significant portion of our consolidated net sales, approximately 83% and 90%, was concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife.  Life Extension and Herbalife represented approximately 62% and 26% and 73% and 21%, respectively, of our Contract Manufacturing Segment’s net sales in the nine months ended March 31, 2025 and 2024, respectively.

The increase in net sales of approximately $2,607 in the nine months ended March 31, 2025 was the result of increased sales in both of our segments. Our Contract Manufacturing Segment increase of $1,862 from the nine months ended March 31, 2024 was primarily from existing and new customers other than our two major customers of $1,970, which was offset by a net decrease of $108 with our two major customers.  The increase in our Other Nutraceuticals Segment of $745, was primarily due to MDC Warehousing replacing one of its major customers that represented 14% in the nine months ended March 31, 2024, with one that represented 38% in the nine months ended March 31, 2025.  This segment’s three major customers represented 38%, 26% and 12% in the nine months ended March 31, 2025 compared to 14%, 43%  and 10% in the nine months ended March 31, 2024.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales increased by approximately $1,114 to $36,085 for the nine months ended March 31, 2025, as compared to $34,971 for the nine months ended March 31, 2024, or approximately 3.2%.  Cost of sales decreased as a percentage of sales to 89.8% for the nine months ended March 31, 2025 as compared to 93.1% for the nine months ended March 31, 2024. The increase of $1,114 in the cost of goods sold amount is from increased manufacturing costs and other cost of goods sold expense of $929 and $185 in our Contract Manufacturing Segment and Other Nutraceuticals Segment, respectively.  The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of the increase in net sales in both segments used to offset the increased manufacturing costs and the cost of sales in the Other Nutraceutical Segment.

Selling and Administrative Expenses.  Our selling and administrative expenses were approximately the same, $2,662 and $2,751, in the nine months ended March 31, 2025 and 2024, respectively, a decrease of $89. As a percentage of sales, net, selling and administrative expenses were approximately 6.6% and 7.3% in the nine months ended March 31, 2025 and 2024, respectively.  We had an increase in professional fees of $50, from increased legal fees of $29, audit fees of $12 and other consulting fees of $8, offset by decreases in stock compensation expense of $53, salary and employee benefits of $24 and all other selling and administrative expenses of $62.

Other income, net.

  Other income, net for the nine months ended March 31, 2025 and 2024, was approximately $36 and $5, respectively and was composed of:

	Nine months ended
	March 31,
	2025	2024
	(dollars in thousands)
Interest income, net	$30	$6
Other income (expense), net	6	(1)
Other income, net	$36	$5

In the nine months ended March 31, 2025, we recognized a permanent impairment in our machinery and equipment of $28 offset by a gain on disposal of assets of $34 compared to a loss on disposal of machinery and equipment of $1 in the nine months ended March 31, 2024. Interest income, net increased by $24 due to our increased cash position earning interest to cover our financing costs related to the Credit Facility.

Income tax expense, net.   For the nine months ended March 31, 2025 and 2024, we had a state income tax benefit of approximately $170 and $1, respectively and federal income tax expense of $651 and $11, in the nine months ended March 31, 2025 and 2024, respectively.  In the nine months ended March 31, 2025, we released the valuation allowance on our state net operating losses as they became available to offset current state taxable income.

Net income (loss).  Our net income for the nine months ended March 31, 2025 was approximately $986 compared to a net loss of approximately $156 in the nine months ended March 31, 2024.  The change of approximately $1,142 was primarily the result of increased operating income of $1,582, offset by the increase income tax expense of $471.

For the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Sales, net. Sales, net, for the three months ended March 31, 2025 and 2024 were $13,947 and $13,147, respectively, an increase of 6.1%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2025	2024	2025 vs 2024	2025 vs 2024
	(amounts in thousands)
Contract Manufacturing:
US Customers	$10,231	$10,770	$(539)	(5.0% )
International Customers	3,228	1,980	1,248	63.0%
Net sales, Contract Manufacturing	13,459	12,750	709	5.6%

Other Nutraceuticals:
US Customers	488	397	91	22.9%
International Customers	-	-	-	(100.0% )
Net sales, Other Nutraceuticals	488	397	91	22.9%

Total net sales	$13,947	$13,147	$800	6.1%

For the three months ended March 31, 2025 and 2024, a significant portion of our consolidated net sales, approximately 85% and 90%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife, represented approximately 58% and 31% and 72% and 20%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended March 31, 2025 and 2024, respectively.

The increase in net sales of approximately $800 in the three months ended March 31, 2025, was primarily the result of increased net sales in our Contract Manufacturing Segment of $709 primarily due to increased sales volumes to Herbalife and Life Extension of $414 and to customers other than our two major customers in the amount of $295 and an increase of sales in the other Nutraceuticals Segment of $91 compared to the year ago comparable period.

Revenues in the three months ended March 31, 2025 were higher than the three months ended March 31, 2024 in our Other Nutraceuticals Segment by $91, primarily due to increased sales in MDC Warehousing in the amount of $128.  Two other customers in the Other Nutraceutical Segment, while not significant customers of consolidated net sales, represented approximately 40%, and 20% and 40%, and 23%, respectively, of net sales of the Other Nutraceutical Segment in the three months ended March 31, 2025 and 2024, respectively.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales increased by approximately $497 to $12,396 for the three months ended March 31, 2025, as compared to $11,899 for the three months ended March 31, 2024 or approximately 4%.  Cost of sales decreased as a percentage of sales to 88.9% for the three months ended March 31, 2025 as compared to 90.5% for the three months ended March 31, 2024. The decrease in the cost of goods sold as a percentage of net sales, was primarily the result of increased net sales used to offset the fixed manufacturing overhead.

Selling and Administrative Expenses.  Selling and administrative expenses were substantially the same in each of the three months ended March 31, 2025 and 2024, approximately $812 and $893, respectively. As a percentage of sales, net, selling and administrative expenses were approximately 5.8% and 6.8% in the three months ended March 31, 2025 and 2024, respectively. The decrease of $81 was primarily from decreases in  salaries and employee benefits of $21, stock compensation expense of $16, other warehouse expense of $28 and all other operating expenses of $16.

Other income (expense), net.  Other income (expense), net was approximately $39 for the three months ended March 31, 2025 compared to $(3) for the three months ended March 31, 2024, and is composed of:

	Three months ended
	March 31,
	2025	2024
	(dollars in thousands)
Interest income (expense), net	$5	$(4)
Other income	34	1
Other income (expense), net	$39	$(3)

In the three months ended March 31, 2025 and 2024, we had a gain on disposal of assets $34 and a gain on disposals of machinery of $1, respectively.

Income tax expense, net.  For the three months ended March 31, 2025 and 2024, we had federal income tax expense of $415 and $81, respectively and state income tax benefit, net of approximately $248 and $14, in the three months ended March 31, 2025 and 2024, respectively.  In the three months ended March 31, 2025, we released the valuation allowance on our state net operating losses as they became available to offset current state taxable income.

Net income.  Our net income for the three months ended March 31, 2025 and 2024 was approximately $611 and $285, respectively.  The increase of approximately $326 was primarily the result of increased operating income and other income, net of $384 and $42, respectively, offset by the increase income tax expense of $100.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the nine months ended
	March 31,
	2025	2024
	(dollars in thousands)

Net cash provided by operating activities	$1,474	$1,129
Net cash used in investing activities	$(201)	$(407)
Net cash provided by (used in) financing activities	$11	$(18)

Cash at end of period	$2,961	$2,020

At March 31, 2025, our working capital was approximately $13,565, an increase of $1,813 from our working capital of $11,752 at June 30, 2024.  The increase in our working capital was the result of an increase in our current assets of $671 and a decrease in our current liabilities of $1,142.  The decrease in current liabilities was primarily from shipping against customer deposits and fulfilling our obligations under the customer purchase orders.

Operating Activities

Net cash provided by operating activities of $1,474 in the nine months ended March 31, 2025 includes net income of approximately $986. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $2,564. Net cash provided by our operations in the nine months ended March 31, 2025 was offset by cash used in our working capital assets and liabilities in the amount of approximately $1,090 and was primarily the result of an increases in our accounts receivable of $412 and prepaid expenses and other assets of $152, the decrease in operating lease obligations of $69 and accounts payable and other liabilities of $1,024 offset by a decrease in inventory of $1,167.

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

Investing Activities

Cash used in investing activities of $201 and $407 in the nine months ended March 31, 2025 and 2024, respectively, was for the purchase of machinery and equipment.

Financing Activities

Cash provided by financing activities was approximately $11 for the nine months ended March 31, 2025, and was primarily from proceeds from exercises of stock options of $18, offset by principal payments under our financed lease obligations of $7.

Cash used in financing activities was approximately $18 for the nine months ended March 31, 2024, and was primarily from principal payments under our financed lease obligations of $31, offset by proceeds from exercises of stock options of $13.

As of March 31, 2025, we had cash of $2,961, funds available under our credit lines of approximately $5,000 and working capital of approximately $13,565. We had operating income of $986 in the nine months ended March 31, 2025, which included non-cash expenses of $1,579 such as amortization, depreciation and employee stock compensation expense.  After taking into consideration our interim results and current projections, management believes that operations, together with the credit facilities in place of $4,500 with PNC (Note 4. Senior Credit Facility and Lines of Credit to the Condensed Consolidated Financial Statements in Item 1 in this Quarterly Report), will support our working capital requirements at least through the period ending May 14, 2026.

Our current total annual commitments at March 31, 2025 for long term non-cancelable leases of approximately $672 consists of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the rental of machinery, transportation and office equipment.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2025 and 2024 were approximately $201 and $407, respectively.  The Company has budgeted approximately $500 for capital expenditures for fiscal year 2025. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Inflation and Tightened Labor Markets

The Company has seen a slight negative impact in its margins due to inflation and tightened labor markets as the Company strives to increase prices to customers as its operating costs increase.  The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including tariffs and other inflationary costs, labor and shipping costs and its own increases in shipping, labor and other operating costs.  The Company’s results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

There have been no additional material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

INTEGRATED BIOPHARMA, INC.

Date: May 14, 2025	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: May 14, 2025	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

By: /s/ Dina L. Masi
Date: May 14, 2025	Dina L. Masi,
Chief Financial Officer & Senior Vice President