Form 10-K
period 2025-06-30
INTEGRATED BIOPHARMA INC
filed 2025-09-23
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_______ _____

FORM 10-K

__ __________

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last sale price of the registrant’s Common Stock on December 31, 2024 was $3,111,877.

The number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of September 23, 2025
Common Stock, $.002 par value	31,059,610 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The information required by part III will be incorporated by reference from certain portions of a definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; inflation (including those caused by tariffs) and tightened labor markets; and other factors both referenced and not referenced in this Annual Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K and in other filings by the Company with the SEC.

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Business Lines which includes the operations of (i) MDC Warehousing and Distribution, Inc., a service provider for warehousing and fulfillment services, (ii) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC and the holding entity of the Company and (iii) all other inactive subsidiaries of the Company.

Significant Revenues from Major Customers

In the fiscal years ended June 30, 2025 and 2024, a significant portion of our consolidated net sales, approximately 84% and 90%, respectively, were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife Nutrition LTD (“Herbalife”), both customers in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 62% and 26% and 71% and 23%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2025 and 2024, respectively.  Four other customers, Trusted Influencers Inc. (Hotpack Global, Inc. in 2024), Thermosource Tooling and Manufacturing, Life Technologies, Inc. and Eastern Drayage (customers of our Other Business Lines Segment), while not significant customers of our consolidated net sales, represented 32%, 25%, 11% and 10% and 14%, 43%, 10%, and 0%, respectively, of the Other Business Lines Segment net sales in the fiscal years ended June 30, 2025 and 2024, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Raw Materials

The principal raw materials used in the manufacturing process in the Company’s business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, vegetable and gelatin capsules, coating materials, organic and natural fruit extracts, and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The vegetable and gelatin capsules, coating materials and packaging materials are similarly widely available. The Company generally purchases its raw materials, on a purchase order basis, without long-term commitments in each of its operating segments. We have one principal supplier for our Other Business Lines Segment, DSM Nutritional Products LLC and several suppliers in our Contract Manufacturing Segment.

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

Seasonality

The nutraceutical business can be seasonal. Due to our current customer base in our contract manufacturing segment, we have not experienced a seasonality impact on our sales volumes as we had seen in the past.  In the past we experienced some seasonality in the December quarters based on the demands of our customer base at the time.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2025 and 2024.

Employees

As of September 23, 2025, we had approximately 153 full time employees, including 117 who are members of the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on August 31, 2026.  The remaining 36 employees, not covered by a collective bargaining agreement, consist of approximately 16 administrative and professional personnel, 14 laboratory and quality assurance personnel, 1 sales and marketing person and 5 production and shipping personnel. We consider our relations with our employees to be good.

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

A significant portion of our revenues are concentrated among six customers, Life Extension and Herbalife (customers in our Contract Manufacturing Segment) and Trusted Influencers Inc. (Hotpack Global, Inc. in 2024), Thermosource Tooling and Manufacturing, Life Technologies, Inc. and Eastern Drayage (customers of our Other Business Lines Segment). In the fiscal years ended June 30, 2025 and 2024, approximately 84% and 90% of our consolidated net sales, respectively, were derived from the two major customers in our Contract Manufacturing Segment. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

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

While we haven’t, to date, seen a significant negative impact in our margins resulting from the geo-political events, we are experiencing a slight negative impact on our margins due to inflation, including tariffs, delays in shipments and tightened labor markets.

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

We presently are dependent upon the executive abilities of our Co-Chief Executive Officers, Christina Kay and Riva Sheppard, our Chief Financial Officer, Dina L. Masi and the Vice President of Operations for Manhattan Drug Company, Inc., Mireille Antinozzi. Our business and operations to date chiefly have been implemented under the direction of these individuals, who presently are, and in the future will be, responsible for the implementation of our anticipated plans and programs. The loss or unavailability of the services of one or more of our principal executives would have an adverse effect on us. We may encounter difficulty in our ability to recruit and ultimately hire any replacement or additional executive officers having similar background, experience and qualifications as those of our current executive officers.

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

We have several agreements and arrangements, described in this filing, our previous SEC filings and to be described in our proxy statement for our 2025 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities owned, in whole or in part, by  the Estate of the former Executive Chairman and our Co-Chief Executive Officers and other of our significant shareholders and/or directors, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Collectively, our Executive Officers, Directors and two other significant stockholders, beneficially own approximately 82% of our outstanding shares of common stock as of September 23, 2025. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

We have one principal supplier for our Other Business Lines Segment, DSM Nutritional Products LLC and several suppliers in our Contract Manufacturing Segment. If we are unable to maintain our relationships with our suppliers, we may not be able to find alternate sourcing of our raw materials or at the same pricing that we receive from our current suppliers and/or quickly enough to make timely shipments to our customers. This could decrease our sales and/or increase our cost of sales.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, tariffs, recession, tightening of labor markets, etc. Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.

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

Inflation and Tightened Labor Markets.

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

Set forth below are the high and low bid quotation of the Company’s common stock as quoted on the OTCQX® Best Market, for each of the fiscal quarters in the fiscal years ended June 30, 2025 and 2024. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED June 30, 2024
First Quarter	$0.3325	$0.1700
Second Quarter	$0.2750	$0.1962
Third Quarter	$0.2160	$0.1806
Fourth Quarter	$0.1950	$0.1730

FISCAL YEAR ENDED June 30, 2025
First Quarter	$0.2300	$0.1600
Second Quarter	$0.3000	$0.2300
Third Quarter	$0.3337	$0.2520
Fourth Quarter	$0.3301	$0.2490
July 1, 2025 to September 19, 2025	$0.3350	$0.2620

Holders

As of September 23, 2025, there were approximately 72 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2025 and 2024, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2025, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	4,481,350	$0.39	5,659,652
Equity compensation plans not approved by security holders	-	-	-
Totals	4,481,350	$0.39	5,659,652

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2025, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our common stock or other securities.

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

In the fiscal year ended June 30, 2025, our net sales from operations increased by $4,036 to approximately $54,353 from approximately $50,317 in the fiscal year ended June 30, 2024. Our net sales increased by approximately $3,114 and $922 in our Contract Manufacturing Segment and Other Business Lines Segment, respectively. These increases were primarily from net increased sales to the two major customers and all other customers in the Contract Manufacturing Segment in the amounts of $763 and $2,351, respectively. The increase in all others was concentrated in one customer in the amount of $2,612 offset by a decrease of $261 to all other customers in this segment. The increase in the Other Business Lines Segment was the result of increased sales to new customers in the amounts of $849 and $275 and increased sales to a third customer in the amount of $139 in the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. These increases were offset by the loss of one customer with sales in the amount of $246 in the fiscal year ended June 30, 2024 and a decline in sales of $81 to a second customer in the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024. Our profit margins increased by 2.5% in the fiscal year ended June 30, 2025, from 7.7% in the fiscal year ended June 30, 2024 to 10.2% in the fiscal year ended June 30, 2025, primarily as a result of the increased sales volume in the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024.

We had consolidated selling and administrative expenses of approximately $3,542 and $3,633 in the fiscal years ended June 30, 2025 and 2024, respectively. The decrease in the consolidated selling and administrative expenses of $91, or approximately 2.5%, was primarily from decreases in salaries and employee benefits, non-cash stock compensation and other general expenses of $60, $66 and $44, respectively. These decreases were offset by an increase of $80 in professional and consulting fees. Our legal, auditing and other consulting costs increased by $58, $17 and $5, respectively.

In the fiscal years ended June 30, 2025 and 2024, we had operating income of approximately $2,020 and $251, respectively.

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

We have seen a slight negative impact in our margins due to inflation and tightened labor markets as we strive to increase prices to our customers as our operating costs increase. These declines were offset by an increase in sales volumes to offset the fixed overhead costs in the Contract Manufacturing Segment. We may not be able to timely increase our selling prices to our customers resulting from price increases from our suppliers due to various economic factors, including tariffs and other inflationary costs, labor and shipping costs and our own increases in shipping, labor and other operating costs. Our results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders we may receive from our significant customers.

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

If the historical data we use to calculate the allowance provided for credit losses does not reflect the future ability to collect outstanding receivables, additional provisions for credit losses may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses; and would reduce the operating results in the period in which the increase is recorded.  Amounts determined to be uncollectible are written off against the credit loss or other reserve accounts.  In the fiscal years ended June 30, 2025 and 2024, we had an allowance for credit losses of less than $20 and $1, respectively.

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

Long Lived Assets

We record impairment losses on long lived assets, which consists primarily of right-of-use assets and machinery and equipment, when events and circumstances indicate that such assets might be impaired and the estimated fair value of any such asset is less than its recorded amount.   The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services, or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  An impairment charge of $28 was identified in the fiscal year ended June 30, 2025, with no impairment loss identified in the fiscal year ended June 30, 2024.

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

Results of Operations (in thousands, except share and per share amounts)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2025	2024

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	89.8%	92.3%
Selling and administrative	6.5%	7.2%
Total costs and expenses	96.3%	99.5%
Income from operations	3.7%	0.5%

Other income, net:
Interest income, net	0.1%	0.0%
Other income (expense), net	0.0%	(0.0%)
Total other income, net	0.1%	(0.0%)
Income before income taxes	3.8%	0.5%

Federal and state income tax expense, net	2.4%	0.3%

Net income	1.4%	0.2%

Year ended June 30, 2025 Compared to the Year ended June 30, 2024

Sales, net.  Net sales for the fiscal year ended June 30, 2025 and 2024 were $54,353 and $50,317, respectively, an increase of $4,036 or 8.0%. The increase is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2025	2024	2025 vs 2024	2025 vs 2024
	(dollars in thousands)
Contract Manufacturing:
US Customers	$40,956	$40,622	$334	0.8%
International Customers	10,726	7,946	2,780	35.0%
Net sales, Contract Manufacturing	51,682	48,568	3,114	6.4%

Other Nutraceuticals:
US Customers	2,671	1,722	949	55.1%
International Customers	-	27	(27)	100.0%)
Net sales, Other Nutraceuticals	2,671	1,749	922	52.7%

Total net sales	$54,353	$50,317	$4,036	8.0%

In the fiscal years ended June 30, 2025 and 2024, a significant portion of our consolidated net sales, approximately 84% and 90%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 62% and 26% and 71% and 23%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2025 and 2024, respectively. Four other customers, Trusted Influencers Inc. (Hotpack Global, Inc. in 2024), Thermosource Tooling and Manufacturing, Life Technologies, Inc. and Eastern Drayage (customers of our Other Business Lines Segment), while not significant customers of our consolidated net sales, represented 32%, 25%, 11% and 10% and 14%, 43%, 10%, and 0%, respectively, of the Other Business Lines Segment net sales in the fiscal years ended June 30, 2025 and 2024, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The increase in net sales of approximately $4,036 was the result of increased sales of approximately $3,114 and $922 in our Contract Manufacturing and Other Business Lines Segments, respectively. These increases were primarily from net increased sales to the two major customers and all other customers in the Contract Manufacturing Segment in the amounts of $763 and $2,351, respectively. The increase in all others was concentrated in one customer in the amount of $2,612 offset by a decrease of $261 to all other customers in this segment. The increase in the Other Business Lines Segment was the result of increased sales to new customers in the amounts of $849 and $275 and increased sales to a third customer in the amount of $139 in the fiscal year ended June 30, 2025 compared the fiscal year ended June 30, 2024. These increases were offset by the loss of one customer with sales in the amount of $246 in the fiscal year ended June 30, 2024 and a decline in sales of $81 to a second customer in the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024.

Cost of sales. Cost of sales increased by $2,358 to $48,791 for the fiscal year ended June 30, 2025, as compared to $46,433 for the fiscal year ended June 30, 2024, an increase of approximately 5.1%. Cost of sales as a percentage of sales was approximately 89.8% and 92.3% for the fiscal years ended June 30, 2025 and 2024, respectively. The increase in the cost of goods sold amount is consistent and expected with the increase in net sales as well as the decrease in the cost of goods sold as a percentage of net sales.

Selling and Administrative Expenses. There was a decrease in selling and administrative expenses of $91 or approximately 2.5% in the fiscal year ended June 30, 2025 as compared to the fiscal year ended June 30, 2024. As a percentage of sales, net, selling and administrative expenses were approximately 6.5% and 7.2% for the fiscal year ended June 30, 2025 and 2024, respectively. The decrease was primarily from decreases in salaries and employee benefits, non-cash stock compensation and other general expenses of $60, $66 and $44, respectively. Office salaries and employee benefits were lower due to lower employee benefits in the amount of $64 primarily as a result of changing health care providers for our major medical plans provided to the non- union staff and lower PEO benefit costs offset by an increase in salaries of $4. Non-cash stock compensation was lower due lower fair market value estimates on the stock options granted in the fiscal year ended June 30, 2025 compared to the prior year and our general expenses were lower primarily as the result of decreases of in general office and other operating expenses. These decreases were offset by an increase of $80 in professional and consulting fees. Our legal, auditing and other consulting costs increased by $58, $17 and $5, respectively.

Other income, net. Other income, net was approximately $42 for the fiscal year ended June 30, 2025 compared to $17 for the fiscal year ended June 30, 2024 and is composed of:

	Fiscal Year Ended
	June 30,
	2025	2024
	(dollars in thousands)
Other income (expense):
Interest income, net	$39	$18
Other income (expense), net	3	(1)
Total Other income (expense), net	$42	$17

Our interest income, net increased by $21 in the fiscal year ended June 30 2025 primarily due to higher average daily cash balances in our cash operating accounts resulting in increased interest credited to our account in fiscal year ended June 30, 2025 compared to prior comparable period. Interest income was offset by interest expense of $46 and $52 in the fiscal years ended June 30, 2025 and 2024, respectively.

Federal and state income tax, net. In the fiscal year ended June 30, 2025 and 2024, we had deferred federal income taxes of $1,386 and $124, respectively. Included in the fiscal year ended June 30, 2025 federal income tax expense of $1,386 is the recognition of an $830 valuation allowance on our federal net operating loss carryovers. We also had current state tax expense of approximately $18 and $31, respectively and deferred state tax benefit of $150 and state income tax expense of $1, in the fiscal years ended June 30, 2025 and 2024, respectively.

We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that it is “more likely than not” that the Company’s deferred tax assets, other than federal net operating losses, may not be fully realized.

Net income. Our net income for the fiscal years ended June 30, 2025 and 2024 was approximately $808 and $112, respectively. The increase of approximately $696 was primarily the result of increased operating income of $1,769 offset by an increase in income taxes, net of $1,098.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

	For the fiscal year ended June 30,
	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	$2,065	$943
Net cash used in investing activities	$(205)	$(553)
Net cash provided by (used in) financing activities	$78	$(29)
Cash at end of year	$3,615	$1,677

At June 30, 2025 and 2024, the Company had working capital of $14,515 and $11,752, respectively. Our current assets increased by $888 and our current liabilities decreased by $1,875, respectively, from June 30, 2024 to June 30, 2025. The increase in current assets was primarily from increases in cash and accounts receivable of $1,938 and $762, respectively, offset by a decrease in inventories of $1,882. Our current liabilities decreased primarily from the decreases of $1,359 and $243 in accrued expenses and other current liabilities and accounts payable, respectively.

As of April 15, 2025, the Company paid off its outstanding obligations under its Senior Credit Facility with PNC Bank, National Association (“PNC”), terminating the Senior Credit Facility, and entered into a Loan Agreement (the “Loan Agreement”) with PNC.

The Loan Agreement provides a committed revolving line of credit under which we may request, and PNC will make advances to us from time to time until April 5, 2026, in an aggregate amount outstanding at any time not to exceed $4,000 (the "Line of Credit") and a Convertible Equipment Line of Credit in an aggregate amount outstanding at any time not to exceed $500 (the "Convertible ELOC"). Advances under the Convertible ELOC will be used for the purchase of equipment and/or vehicles.

Operating Activities

Net cash provided by operating activities of $2,065 in the fiscal year ended June 30, 2025 includes a net income of approximately $808. After excluding the effects of non-cash expenses and income, such as depreciation and amortization, compensation expense for employee stock options, allowances for credit losses and changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $3,567. Cash in the amount of approximately $1,502 from our working capital assets and liabilities was used in our operating activities and was primarily the result of decreases in accrued expenses and other liabilities of $1,355, operating lease obligations of approximately $945, accounts payable of $211 and increases in accounts receivable of $781 and other assets of $92, offset by a decrease in inventories of 1,882.

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

Investing Activities

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $205 and $553 in the fiscal years ended June 30, 2025 and 2024, respectively.

Financing Activities

Cash provided by financing activities was approximately $78 for the fiscal year ended June 30, 2025, and was primarily from proceeds from the exercise of stock options of $86, offset by payments under our financed lease obligations of $8.

Cash used in financing activities was approximately $29 for the fiscal year ended June 30, 2024, and was primarily from payments under our financed lease obligation of $42 offset by proceeds from the exercise of stock options of $14.

As of June 30, 2025, we had cash of approximately $3,615, funds available under our Line of Credit and Convertible ELOC of approximately $4,500, and working capital of $14,515. We had income from operations of approximately $2,020 in the fiscal year ended June 30, 2025 and net income of approximately $808. Net income includes a net tax provision of $1,254, of which $1,232 is a non-cash item due to our Federal and state net operating loss carryforwards and deferred tax assets offsetting the amounts owed. After taking into consideration our interim results and current projections, management believes that operations, together with our credit facilities and equipment financing will support our working capital requirements at least through the twelve-month period ending September 18, 2026.

Our current total annual commitments as of June 30, 2025, for long term non-cancelable leases are approximately $717 consisting of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the use of machinery and office equipment.

Capital Expenditures

The Company's capital expenditures in the fiscal years ended June 30, 2025 and 2024 were approximately $205 and $553, respectively. The Company has budgeted approximately $500 for capital expenditures for the fiscal year ending June 30, 2026.  The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Based on information provided by Marcum LLP (“Marcum”), the independent registered public accounting firm of the Company, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum, effective November 1, 2024. Marcum continued to serve as the Company’s independent registered public accounting firm through April 24, 2025. On April 24, 2025, Marcum resigned as the Company’s independent registered public accounting firm, and CBIZ CPAs was engaged to serve as the independent registered public accounting firm of the Company for the year ending June 30, 2025, effective immediately. The engagement of CBIZ CPAs was approved by the Audit Committee of the Company’s Board of Directors. The services previously provided by Marcum will now be provided by CBIZ CPAs.

Marcum’s reports on the Company’s consolidated financial statements of the Company for the fiscal years ended June 30, 2024 and 2023, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended June 30, 2024 and 2023, and the subsequent interim period through April 24, 2025, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such years. In addition, during the Company’s two most recent fiscal years ended June 30, 2024 and 2023, and the subsequent interim period through April 24, 2025, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended June 30, 2024 and 2023 and through April 24, 2025, neither the Company nor anyone on its behalf consulted with CBIZ CPAs regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that CBIZ CPAs concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

The Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2025 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the “COSO Framework”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2025.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2025.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 30 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (6)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Integrated BioPharma, Inc. (6)
3.3	By-Laws of Registrant (4)

4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (5)
10.1	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (2)
10.1.1	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB:Manhattan Drug Company, Inc. (8)
10.1.2	Third Amendment of Lease, dated as of July 15, 2022, between Vitamin Realty Associates, L.L.C. and Manhattan Drug Company, Inc. (12)
10.2	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (7)
10.3

Revolving Credit, Term Loan and Security Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (9)

10.3.1

First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (10)

10.3.2

Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (11)

10.3.3	Fourth Amendment to Revolving Credit, Term Loan and Security Agreement dated as of March 16, 2023 by and among Integrated BioPharma, Inc., Manhattan Drug Company, Inc. (successor-by-merger to InB:Manhattan Drug Company, Inc.), Agrolabs, Inc., IHT Health Products, Inc. IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association. (14)
10.3.4	Fifth Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 9, 2024 by and among Integrated BioPharma, Inc., Manhattan Drug Company, Inc. (successor-by-merger to InB:Manhattan Drug Company, Inc.), Agrolabs, Inc., IHT Health Products, Inc. IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association. (15)

10.4

Term Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $3,727,000. (9)

10.4.1

Amended and Restated Term Note dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $3,422,160.00. (10)

10.4.2

Second Amended and Restated Term Note dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties, Inc. and Vitamin Factory, Inc. and PNC Bank, National Association in the original principal amount of $ $3,585,175. (11)

10.5

Revolving Credit Note, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association, in the original principal amount of $8,000,000. (9)

10.5.1

First Amendment to Revolving Credit, Term Loan and Security Agreement dated as of February 19, 2016 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (10)

10.5.2

Second Amendment to Revolving Credit, Term Loan and Security Agreement dated as of May 15, 2019 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (11)

10.5.3	Third Amendment to Revolving Credit Note dated as of May 9, 2024 by and among Integrated BioPharma, Inc., InB: Manhattan Drug Company, Inc., AgroLabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association. (15)
10.6	Stock Pledge Agreement, dated as of June 27, 2012, between Integrated BioPharma, Inc. and PNC Bank, National Association. (9)
10.7	Mortgage and Security Agreement, dated as of June 27, 2012, by IHT Properties Corp. in favor of PNC Bank, National Association. (9)
10.8

Environmental Indemnity Agreement, dated as of June 27, 2012, by and among Integrated BioPharma, Inc., InB:Manhattan Drug Company, Inc., Agrolabs, Inc., IHT Health Products, Inc., IHT Properties Corp. and Vitamin Factory, Inc. and PNC Bank, National Association (9)

10.9	Lease Agreement between Elizabeth Industrial Park, LLC c/o Palin Enterprises, and MDC Warehousing and Distribution, Inc. dated November 22, 2022. (13)
10.10	Loan Agreement dated as of April 15, 2025 between Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association (16)
10.11	Promissory Note - Line of Credit dated April 15, 2025 by and among Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association (16)
10.12	Promissory Note - Convertible Line of Credit dated April 15, 2025 by and among Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association (16)
10.13	Security Agreement dated as of April 15, 2025 by and between Integrated BioPharma, Inc. and PNC Bank, National Association (16)
10.14	Security Agreement dated as of April 15, 2025 by and between Manhattan Drug Company, Inc. and PNC Bank, National Association (16)
10.15	Reimbursement Agreement for Standby and Commercial Letter(s) of Credit dated as of April 15, 2025 by and among Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association and any Bank Affiliate (16)
14	Code of Business Ethics (3)
19	Insider Trading Policy (17)
21	Subsidiaries of the Registrant (17)
23.1	Consent of Independent Registered Public Accounting Firm (17)
23.2	Consent of Independent Registered Public Accounting Firm (17)
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
101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended June 30, 2025 and 2024, (ii) Consolidated Balance Sheets as of June 30, 2025 and 2024, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2025 and 2024 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2025 and 2024, and (v) the Notes to Consolidated Statements. (17)

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

(7)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(9)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2012.
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 19, 2016.
(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 15, 2019.
(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 13, 2022.
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 filed with the SEC on February 10, 2023.
(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 11, 2023.
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 10, 2024.
(16)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2025.
(17)	Filed herewith.

Item 16. Form 10-K Summary

None.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting CBIZ CPAs P.C. (PCAOB ID Number 199) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

Report of Independent Registered Public Accounting Marcum LLP (PCAOB ID Number 688) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33

Consolidated Statements of Income for the fiscal years ended June 30, 2025 and 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35

Consolidated Balance Sheets as of June 30, 2025 and 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2025 and 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2025 and 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39

. . . . . . . . .

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Integrated BioPharma, Inc. (the “Company”) as of June 30, 2025, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and the results of its operations and its cash flows for the year ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Retrospective Application of a Change in Accounting Principle

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the change in accounting principle due to the adoption of Accounting Standards Update 2023-07, Segment Reporting, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2024 financial statements taken as a whole.

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

-31

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2009 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, New Jersey

September 23, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, the accompanying consolidated balance sheet of Integrated BioPharma, Inc. (the “Company”) as of June 30, 2024, the related consolidated statements of income, stockholders’ equity and cash flows for the year ended June 30, 2024, and the related notes (the 2024 financial statements before the effects of the adjustment discussed in Note 2 are not presented herein).  In our opinion, the June 30, 2024 financial statements, before the effects of the adjustments to respectively apply the change in accounting described in Note 2, present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. The adjustments were audited by CBIZ CPAs P.C.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2009 to 2025.

Morristown, New Jersey

September 20, 2024

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2025	2024

Sales, net	$54,353	$50,317

Cost of sales	48,791	46,433

Gross profit	5,562	3,884

Selling and administrative expenses	3,542	3,633

Operating income	2,020	251

Other income, net:
Interest income, net	39	18
Other income (expense), net	3	(1)
Total other income, net	42	17

Income before income taxes	2,062	268

Income tax expense, net	1,254	156

Net income	$808	$112

Basic net income per common share	$0.03	$0.00

Diluted net income per common share	$0.03	$0.00

Weighted average common shares outstanding - basic	30,295,655	30,066,003
Add: Equivalent shares outstanding - stock options	872,717	807,678
Weighted average common shares outstanding - diluted	31,168,372	30,873,681

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2025	2024

Assets
Current Assets:
Cash	$3,615	$1,677
Accounts receivable (less allowance of credit losses of $20 and $1, respectively)	5,430	4,668
Inventories	9,362	11,244
Other current assets	356	286
Total current assets	18,763	17,875

Property and equipment, net	1,723	1,802
Operating lease right-of-use assets (includes $485 and $1,289 with a related party)	855	1,790
Finance lease right-of-use assets	171	83
Deferred tax assets, net	3,337	4,601
Security deposits and other assets	52	56
Total Assets	$24,901	$26,207

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,267	$2,510
Accrued expenses and other current liabilities	1,302	2,661
Current portion of finance lease obligation	45	7
Current portion of operating lease liabilities (includes $485 and $804 due to a related party)	634	945
Total current liabilities	4,248	6,123

Finance lease obligation	115	-
Operating lease liabilities (includes $0 and $485 due to a related party)	221	846
Total Liabilities	4,584	6,969

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common Stock, $0.002 par value; 50,000,000 shares authorized;
31,094,510 and 30,134,510 shares issued, respectively and	62	60
31,059,610 and 30,099,610 shares outstanding, respectively
Additional paid-in-capital	51,773	51,504
Accumulated deficit	(31,419)	(32,227)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	20,317	19,238
Total Liabilities and Stockholders' Equity	$24,901	$26,207

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2023	29,984,510	$60	$51,239	$(32,339)	34,900	$(99)	$18,861

Compensation expense for employee stock options	-	-	252	-	-	-	252
Shares issued upon exercise of stock options	150,000	-	13	-	-	-	13
Net income	-	-	-	112	-	-	112
Balance, June 30, 2024	30,134,510	60	51,504	(32,227)	34,900	(99)	19,238

Compensation expense for employee stock options	-	-	185	-	-	-	185
Shares issued upon exercise of stock options	960,000	2	84	-	-	-	86
Net income	-	-	-	808	-	-	808
Balance, June 30, 2025	31,094,510	$62	$51,773	$(31,419)	34,900	$(99)	$20,317

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2025	2024
Cash flows from operating activities:
Net income	$808	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	951	914
Depreciation and amortization	318	307
Deferred income taxes, net	1,264	125
Compensation expense on employee stock options	185	252
Allowance for (charge offs of) uncollectible accounts receivable, net	19	(36)
Loss on disposal of fixed assets	4	1
Impairment charge on equipment	28	-
Other, net	(10)	12
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(781)	(120)
Inventories	1,882	(983)
Other assets	(92)	(12)
(Decrease) increase in:
Operating lease obligations	(945)	(902)
Accounts payable	(211)	244
Accrued expenses and other current liabilities	(1,355)	1,029
Net cash provided by operating activities	2,065	943

Cash flows from investing activities:
Purchase of property and equipment	(191)	(553)
Purchase portion of right of use asset - financed	(14)	-
Net cash used in investing activities	(205)	(553)

Cash flows from financing activities:
Proceeds from exercises of stock options	86	13
Repayments under financed lease obligations	(8)	(42)
Net cash used in financing activities	78	(29)

Net increase in cash	1,938	361
Cash at beginning of fiscal year	1,677	1,316
Cash at end of fiscal year	$3,615	$1,677

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$47	$42
Income taxes	$82	$37
Supplemental disclosures of non-cash transactions:
Acquisition of operating right-of-use asset, net and operating lease obligations, net	$9	$69
Acquisition of finance right-of-use asset, net and finance lease obligations, net	161	-
Transfer of finance right-of-use asset, net to property and equipment, net	80	-
Trade in value on like-kind exchanges	$-	$1

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Business Lines which includes the operations of (i) MDC Warehousing and Distribution, Inc. ("MDCWHD"), a service provider for warehousing and fulfillment services, (ii) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC. and the holding entity of the Company and (iii) all other inactive subsidiaries of the Company.

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

Revenue Recognition. The Company recognizes product sales revenue, the prices of which are fixed and determinable, when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, charge-backs and other sales allowances are reasonably determinable, and when collectability is reasonably assured. Accruals for these items are presented in the consolidated financial statements as reductions to sales. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, charge-backs and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among our products and valuation and/or charge off of slow moving, expired or obsolete inventories. The Company also recognizes revenue for warehousing and fulfillment services provided to MDCWH customers.

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

Shipping and Handling Costs. Shipping and handling costs were approximately $927 and $821 for the fiscal years ended June 30, 2025 and 2024, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Income.

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

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions, if any, taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Income. There were no liabilities recorded for uncertain tax positions at June 30, 2025 or 2024.

Leases. We determine if an arrangement is a lease at inception. Operating and finance leases are included in right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on our consolidated balance sheets.

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

Accounts Receivable and Allowance for Credit Losses. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for credit losses, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for credit losses based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for credit losses as of June 30, 2025 and 2024 was $20 and $1, respectively. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. Tests for impairment or recoverability are performed at least annually and require significant management judgment and the use of estimates which the Company believes are reasonable and appropriate at the time of the impairment test. Future unanticipated events affecting cash flows and changes in market conditions could affect such estimates and result in the need for an impairment charge. The Company also re-evaluates the periods of amortization to determine whether circumstances warrant revised estimates of current useful lives.  An impairment charge of $28 was identified in the fiscal year ended June 30, 2025, with no impairment loss identified in the fiscal year ended June 30, 2024.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Accounting Pronouncements Adopted

In November 2023, FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance was effective for this annual period beginning July 1, 2024, and interim periods thereafter, applied retrospectively with early adoption permitted. The adoption of this standard did not have a significant impact on its consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03 (updated ASU 2025-01 issued in January 2025), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. The guidance is effective for the Company’s annual periods beginning July 1, 2027, and interim periods thereafter, on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	June 30,
	2025	2024

Raw materials	$5,725	$7,888
Work-in-process	2,736	2,449
Finished goods	901	907
Total	$9,362	$11,244

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2025	2024

Land and building	$1,250	$1,250
Leasehold improvements	1,414	1,341
Machinery and equipment	7,249	7,112
	9,913	9,703
Less: Accumulated depreciation and amortization	(8,190)	(7,901)
Total	$1,723	$1,802

Depreciation and amortization expense was $318 and $307 for the fiscal years ended June 30, 2025 and 2024, respectively. The Company disposed of fully depreciated property of $61 and $134 in the fiscal years ended June 30, 2025 and 2024, respectively. Additionally, in the fiscal year ended June 30, 2025, the Company transferred a right of use asset in the amount of $112 with a net book value of $80 to machinery and equipment that it acquired upon the payment in full of the related financing obligation. In the fiscal years ended June 30, 2025 and 2024, the Company recognized a permanent impairment of $28 and $0 and a loss on disposal of fixed assets of $4 and $1, respectively.

Note 5. Lines of Credit and Senior Credit Facility

As of April 15, 2025, the Company paid off its outstanding obligations under its Senior Credit Facility, terminating the Credit Facility, and entered into a Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association (“PNC”). As of June 30, 2025 and 2024, the Company had no debt outstanding under its Lines of Credit or Senior Credit Facility, respectively.

Loan Agreement

The Loan Agreement provides a committed revolving line of credit under which the Company may request, and the PNC will make advances to the Company from time to time until April 5, 2026, (the "Expiration Date"), in an aggregate amount outstanding at any time not to exceed $4,000 (the "Line of Credit") and a Convertible Equipment Line of Credit in an aggregate amount outstanding at any time not to exceed $500 (the "Convertible ELOC"). Advances under the Convertible ELOC will be used for the purchase of equipment and/or vehicles.

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

The Amended Loan Agreement provided for a total of $5,000 in senior secured financing (the “Senior Credit Facility”) as follows: (i) discretionary advances (“Revolving Advances”) based on eligible accounts receivable and (ii) eligible inventory in the maximum amount of $5,000 (the “Revolving Credit Facility”). The Senior Credit Facility was secured by all assets of the Borrowers, including, without limitation, machinery and equipment, and real estate owned by IHT Properties. Revolving Advances bore interest at PNC’s Base Rate (8.50% as of June 30, 2024) or the Term SOFR Rate plus the SOFR Adjustment. The Term SOFR Rate, for any day, shall be equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate). The SOFR Adjustment is defined as 10 basis points (0.10%).

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2025 and 2024 are presented below:

	For the Fiscal Year Ended June 30,
	2025	2024

Interest on Senior Debt	$22	$40
Amortization of prepaid financing costs	24	12
Interest Expense	$46	$52

The weighted average interest rate paid was 8.01% and 5.97% in the fiscal years ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and 2024, the Company had no unpaid interest.

Note 7. Income Taxes

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2025	2024

Current - Federal tax expense	$-	$-
Current - State tax expense	18	31
Deferred - Federal tax expense	1,386	124
Deferred - State tax expense	(150)	1
Income tax expense, net	$1,254	$156

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	For the fiscal year
	ended June 30,
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State income tax rate	9.1%	25.6%
Stock compensation	2.3%	21.1%
Change in valuation allowance	24.5%	(61.6)%
Write-off of valuation allowance	0.0%	62.1%
Federal and state true-up	0.0%	(10.4)%
Other differences	3.9%	0.6%
Effective income tax rate	60.8%	58.4%

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s net deferred tax assets are as follows:

	June 30,
	2025	2024
Deferred Tax Assets
Net operating loss	$4,367	$5,032
Capital loss carryover	678	678
Depreciation	(223)	(149)
Inventory	121	161
Other	170	150
Valuation allowance	(1,776)	(1,271)
Total deferred tax asset, net	$3,337	$4,601

The Company has net operating losses (“NOL”) of approximately $19,249 for federal purposes which expire beginning in 2028, which were federal NOLs generated prior to 2018. NOLs generated post 2018 have an indefinite life, subject to 80% of taxable income, there were no NOLs generated post 2018. State NOL’s of approximately $4,005 expire beginning in 2031 through 2039. The Company also has capital loss carryforwards of $1,532 of which $612 and $920 will expire in 2026 and 2028, respectively. The Company files a consolidated U.S. federal income tax return; however, the various state tax returns were filed on a stand-alone basis for the Company and its subsidiaries until the fiscal year ended June 30, 2021, which state income tax return are now filed on a combined basis.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a valuation allowance in the amount of $830 has been recorded against the Company’s deferred tax asset relating to its federal NOL, as it was determined based upon inconsistent taxable income in the past few years, that it was “more likely than not” that the Company’s deferred tax assets would not be realized. Additionally, the Company released its valuation reserve on its state NOL’s in the amount of $347, as there was a change in the tax regulations that permitted the Company to use NOL’s generated by the combined group to offset current year taxable income for the combined group.  Prior years only permitted the entity that generated the NOL to offset against its current taxable income.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2025. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2025 and 2024.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2025 are currently open. The tax returns for the year ended June 30, 2025 will be filed by March 15, 2026.

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. For the fiscal years ended June 30, 2025 and 2024, the Company contributed approximately $86 and $80, respectively, into the plan for the benefit of the eligible employees participating in the plan.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2025, the Company had $4,362 in uninsured deposits at these financial institutions.

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

(c) Major Customers.  In the fiscal years ended June 30, 2025 and 2024, approximately 84% and 90% of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 62% and 26% and 71% and 23%, respectively, of this segment’s net sales in the fiscal years ended June 30, 2025 and 2024, respectively. Accounts receivable from these two major customers represented approximately 76% and 84% of total net accounts receivable as of June 30, 2025 and 2024, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. Four other customers in the Other Business Lines Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 32%, 25%, 11% and 10% and 0%, 43%, 10% and 14%, respectively, of net sales of the Other Business Lines Segment in the fiscal years ended June 30, 2025 and 2024, respectively. Major customers are those customers who account for more than 10% of net sales.

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

As of June 30, 2025, approximately 77% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on August 31, 2026.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The components of lease expense for the fiscal year ended June 30, 2025 and 2024 were as follows:

	2025			2024
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$842	$172	$1,014	$842	$163	$1,005

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$7	$7	$-	$12	$12
Total Finance Lease Costs	$-	$7	$7	$-	$12	$12

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

Rent expense, lease amortization costs and imputed interest costs on these related party leases were $1,345 and $1,292 for the fiscal years ended June 30, 2025 and 2024, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Income. As of June 30, 2025 and 2024, the Company had no outstanding current obligations to Vitamin Realty. Additionally, as of June 30, 2025 and 2024, the Company has operating lease obligations of $485 and $1,289, respectively, with Vitamin Realty as noted in the accompanying Consolidated Balance Sheet.

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 9, 2027, related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As of June 30, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$485	$485	$-	$491
Warehouse Lease	317	125	192	354
Transportation Lease	39	18	21	43
Office equipment leases	14	6	8	16
	$855	$634	$221	$904

As of June 30, 2024, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$1,289	$804	$485	$1,334
Warehouse Lease	433	116	317	494
Transportation Lease	55	17	39	63
Office equipment leases	13	8	5	14
	$1,790	$945	$846	$1,905

As of June 30, 2025 and 2024, the Company’s weighted average discount rate is 5.31% and 5.00% for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 1.4 years and 2.0 years, respectively.

Financed Lease Obligation.

On June 3, 2025, the Company entered into a financing lease obligation with US Bank in the amount of $119. The monthly payments commenced on July 3, 2025 in the amount of $4 and matures on June 3, 2028. The ROU related to this finance lease obligation is included in ROU on the accompanying Consolidated Balance Sheet as of June 30, 2025.

On March 27, 2025, the Company entered into a financing lease obligation with ByLine Financial Group in the amount of $41. The monthly payments commenced on May 1, 2025 in the amount of $1 and matures on April 1, 2030. The ROU related to this finance lease obligation is included in ROU on the accompanying Consolidated Balance Sheet as of June 30, 2025.

The Company’s finance lease obligation with LEAF Capital Funding LLC matured on August 15, 2024. The ROU asset related to the finance lease obligation is included in ROU on the accompanying Consolidated Balance Sheet as of June 30, 2024. The ROU asset in the amount of $80 was transferred to Property and Equipment, net in the fiscal year ended June 30, 2025.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

As of June 30, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Finance Lease Obligations	Finance Lease Obligations	Remaining Cash Commitment

US Bank	$133	$38	$83	$133
ByLine Financial Group	38	7	32	46
	$171	$45	$115	$179

As of June 30, 2024, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Finance Lease Obligations	Finance Lease Obligations	Remaining Cash Commitment

LEAF Capital Funding LLC	$83	$7	$-	$7

	$83	$7	$-	$7

As of June 30, 2025 and 2024, the Company’s weighted average discount rate is 4.51% and 0.0% for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 3.4 years and 0.2 years, respectively.

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2025 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$842	$184	$1,026
Operating cash flows from finance lease obligations	-	-	-
Financing cash flows from finance lease obligations	-	9	9

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2024 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$842	$219	$1,061
Operating cash flows from finance lease obligations	-	-	-
Financing cash flows from finance lease obligations	-	42	42

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In the fiscal year ended June 30, 2025, in addition to the finance lease obligations entered into, the Company entered into a five year operating lease for office equipment with an annual commitment of $2.

Maturities of operating lease liabilities as of June 30, 2025 were as follows:

Year ending June 30,	Operating Lease Commitment	Related Party Operating Lease Commitment	Finance Lease Obligation	Total

2026	$172	$491	$54	$717
2027	171	-	54	225
2028	67	-	53	120
2029	2	-	10	12
2030	1	-	8	9
Total minimum lease payments	413	491	179	1,083
Imputed interest	(43)	(7)	(19)	(69)
Total	$370	$484	$160	$1,014

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

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plans. The Company has adopted a stock option plan for the granting of options or restricted shares to employees, officers, directors and consultants of the Company that originally provided for the issuance of up to 7,000,000 shares of common stock, at the discretion of the Board of Directors. Subsequent to the adoption, the Board of Directors and stockholders approved additional common stock shares aggregating 6,000,000 to be available for grant, for a total of 13,000,000 shares of common stock reserved for issuance under the Company’s 2001 Stock Option Plan, as amended (the “Plan”). The Company also has a 1997 Stock Option Plan with 5,000,000 shares of common stock reserved for issuance. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms.  As of June 30, 2025, the Company has 4,659,652 shares of common stock remaining under the Plans.

In the fiscal year ended June 30, 2025, the Board of Directors authorized the issuance of 490,000 stock options to Company officers and employees and 400,000 stock options to the Company’s non-executive directors. The Company issued 490,000 stock options with an exercise price of $0.31 and $0.34, vesting over three years, to the officers and employees, 200,000 shares to the non-executive directors with (50,000 each) with an exercise price of $0.18 and $0.20, vesting over one year, 25% at the end of each quarter ending September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025, and a second grant of 200,000 shares to the non-executive directors (50,000 each) with an exercise price of $0.30 and $0.33, vesting over one year, 25% at the end of each quarter ending September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026, each grant with expiration terms of ten years from the date of grant.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

For the fiscal years ended June 30, 2025 and 2024, the Company incurred stock-based compensation expense of $185 and $252, respectively. The Company expects to record additional stock-based compensation of $258 over the remaining estimated vesting period of approximately two and half years.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended June 30, 2025:

Risk Free Interest Rate	3.96% to 4.38%
Volatility	105.6% to 125.0%
Term	7.5 to 10.0 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.188 to0.3434

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

In the fiscal year ended June 30, 2024, the Board of Directors authorized the issuance of 782,500 stock options to Company officers, employees and directors with an exercise price of $0.24, $0.26 or $0.33, vesting over one or three years, with terms of ten years.

In the fiscal years ended June 30, 2025 and 2024, stock options in the aggregate amount of 2,445,850 and 2,101,683 were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

The intrinsic value of options outstanding and exercisable at June 30, 2025 and 2024 was $227 and $129, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2023	4,376,284	$0.35
Granted	782,500	0.27
Exercised	(150,000)	0.09
Terminated	(18,000)	0.53
Expired	(241,601)	0.44
Outstanding as of June 30, 2024	4,749,183	0.34
Granted	890,000	0.29
Exercised	(960,000)	0.09
Terminated	(11,833)	0.33
Expired	(186,000)	0.24
Outstanding as of June 30, 2025	4,481,350	$0.39

Exercisable at June 30, 2024	3,804,150	$0.34
Exercisable at June 30, 2025	3,277,517	$0.42

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2025 under the Company’s stock option plans:

							Weighted
				Weighted	Weighted Average		Average
				Average	Remaining		Exercise
Range of Exercise Price			Outstanding	Exercise Price	Contractual Life (years)	Exercisable	Price

$0.18	-	$0.20	200,000	$0.19	9.1	200,000	$0.19
$0.21	-	$0.21	1,153,000	0.21	3.9	1,153,000	0.21
$0.23	-	$0.23	100,000	0.23	1.4	100,000	0.23
$0.24	-	$0.26	582,500	0.25	8.4	194,167	0.25
$0.30	-	$0.33	400,000	0.32	9.0	200,000	0.33
$0.31	-	$0.34	480,000	0.33	9.4	-	-
$0.41	-	$0.41	406,500	0.41	7.4	271,000	0.41
$0.51	-	$0.51	200,000	0.51	7.0	200,000	0.51
$0.65	-	$0.65	548,000	0.65	5.4	548,000	0.65
$0.95	-	$0.95	411,350	0.95	6.4	411,350	0.95
$0.18	-	$0.95	4,481,350	$0.39	6.7	3,277,517	$0.42

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 13. Segment Information

In its operation of the business, management, including its chief operating decision makers (“CODMs”), who are also the Company’s Co-Chief Executive Officers, review certain financial information, including segmented internal profit and loss statements. The primary profitability measure used by the CODMs to review segment operating results is gross profit. The CODM uses gross profit to allocate resources during our annual planning process and throughout the year, as well as to assess the performance of the Company’s segments, primarily by monitoring actual results compared to prior periods and expected results. During the periods presented, the Company reported its financial performance based on the following segments: Contract Manufacturing and Other Business Lines.

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The international sales, concentrated primarily in Europe, for the fiscal years ended June 30, 2025 and 2024 were $10,726 and $7,973, respectively.

Financial information relating to the fiscal years ended June 30, 2025 and 2024 operations by business segment are as follows:

		Sales, Net
		U.S.	International		Cost of	Gross		Capital
		Customers	Customers	Total	Sales	Profit	Depreciation	Expenditures
Contract Manufacturing	2025	$40,956	$10,726	$51,682	$46,832	$4,850	$316	$205
	2024	40,622	7,946	48,568	44,866	3,702	305	550

Other Business Lines	2025	2,671	-	2,671	1,959	712	2	-
	2024	1,722	27	1,749	1,567	182	2	3

Total Company	2025	43,627	10,726	54,353	48,791	5,562	318	205
	2024	42,344	7,973	50,317	46,433	3,884	307	553

	Total Assets as of
	June 30,
	2025	2024
Contract Manufacturing	$20,278	$20,830

Other Business Lines	4,623	5,377
Total Company	$24,901	$26,207

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 23, 2025	By: /s/ Christina Kay
Christina Kay
Co-Chief Executive Officer

Date: September 23, 2025	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christina Kay	Co-Chief Executive Officer and Director	September 23, 2025
Christina Kay	(Principal Executive Officer)

/s/ Riva Sheppard	Co-Chief Executive Officer and Director	September 23, 2025
Riva Sheppard	(Principal Executive Officer)

/s/ Dina L. Masi	Chief Financial Officer	September 23, 2025
Dina L. Masi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert Canarick	Director	September 23, 2025
Robert Canarick

/s/ Damon DeSantis	Director	September 23, 2025
Damon DeSantis

/s/ William H. Milmoe	Director	September 23, 2025
William H. Milmoe

/s/ Eric Friedman	Director	September 23, 2025
Eric Friedman