Form 10-Q
period 2025-09-30
INTEGRATED BIOPHARMA INC
filed 2025-11-10
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☑

As of November 10, 2025, there were 31,059,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2025

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; inflation (including those caused by tariffs) and tightened labor markets; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“Form 10-K”) as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of the Company’s Form 10-K and in other filings by the Company with the SEC.  Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2025	2024

Sales, net	$12,689	$13,617

Cost of sales	11,670	12,246

Gross profit	1,019	1,371

Selling and administrative expenses	856	881

Operating income	163	490

Interest income, net	33	14

Income before income taxes	196	504

Income tax expense, net	73	245

Net income	$123	$259

Basic net income per common share	$0.00	$0.01
Diluted net income per common share	$0.00	$0.01

Weighted average common shares outstanding - basic	31,059,610	30,099,610
Add: Equivalent shares outstanding - Stock Options	361,728	550,367
Weighted average common shares outstanding - diluted	31,421,338	30,649,977

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	June 30,
	2025	2025
Assets
Current Assets:
Cash	$4,732	$3,615
Accounts receivable (less allowance of credit losses of $20)	3,983	5,430
Inventories	10,469	9,362
Other current assets	440	356
Total current assets	19,624	18,763

Property and equipment, net	1,819	1,723
Operating lease right-of-use assets (includes $278 and $485 with a related party)	612	855
Finance lease right-of-use assets	164	171
Deferred tax assets, net	3,269	3,337
Security deposits and other assets	52	52
Total Assets	$25,540	$24,901

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,800	$2,267
Accrued expenses and other current liabilities	1,490	1,302
Current portion of financed lease obligation	45	45
Current portion of operating lease liabilities (includes $278 and $485 with a related party)	429	634
Total current liabilities	4,764	4,248

Finance lease obligations	104	115
Operating lease liabilities	183	221
Total liabilities	5,051	4,584

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
31,094,510 and 31,059,610 shares issued and outstanding, respectively	62	62
Additional paid-in capital	51,822	51,773
Accumulated deficit	(31,296)	(31,419)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	20,489	20,317
Total Liabilities and Stockholders' Equity	$25,540	$24,901

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE MONTHS ENDED September 30, 2025:							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2025	31,094,510	$62	$51,773	$(31,419)	34,900	$(99)	$20,317
Stock compensation expense for employee stock options	-	-	49	-	-	-	49
Net income	-	-	-	123	-	-	123
Balance, September 30, 2025	31,094,510	$62	$51,822	$(31,296)	34,900	$(99)	$20,489

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2024	30,134,510	$60	$51,504	$(32,227)	34,900	$(99)	$19,238
Stock compensation expense for employee stock options	-	-	53	-	-	-	53
Net income	-	-	-	259	-	-	259
Balance, September 30, 2024	30,134,510	$60	$51,557	$(31,968)	34,900	$(99)	$19,550

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months ended
	September 30,
	2025	2024
Cash flows provided by operating activities:
Net income	$123	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	250	235
Depreciation and amortization	77	85
Stock based compensation	49	53
Change in deferred tax assets	68	197
Other, Net	3	3
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,447	283
Inventories	(1,107)	20
Other current assets	(87)	(149)
(Decrease) increase in:
Accounts payable	533	253
Accrued expenses and other liabilities	188	(350)
Operating lease obligations	(243)	(232)
Net cash provided by operating activities	1,301	657

Cash flows from investing activities:
Purchase of property and equipment	(173)	(56)
Net cash used in investing activities	(173)	(56)

Cash flows from financing activities:
Payments under finance lease obligations	(11)	(7)
Net cash used in financing activities	(11)	(7)

Net increase in cash	1,117	594
Cash at beginning of period	3,615	1,677
Cash at end of period	$4,732	$2,271

Supplemental disclosures of cash flow information:
Interest paid	$2	$12
Supplemental disclosures of non-cash flow transactions:
Transfer of finance right-of-use asset, net to property and equipment, net	$-	$80

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Business Lines which includes the operations of (i) MDC Warehousing and Distribution, Inc. (“MDCWHD”), a service provider for warehousing and fulfillment services, (ii) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC and the holding entity of the Company and (iii) all other inactive subsidiaries of the Company.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“Form 10-K”), as filed with the SEC. The June 30, 2025 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The preparation of the unaudited condensed consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results for the full fiscal year ending June 30, 2026 or for any other period.

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

Income Taxes. The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the three months ended September 30, 2025 and 2024, the Company had federal income tax expense of $51 and $190, respectively and state income tax expense, net of approximately $22 and $55, respectively.

Leases.  The Company determines if an arrangement is a lease at inception. Operating and finance leases are included in right-of-use (“ROU”) assets, other current liabilities, and lease obligations on its condensed consolidated balance sheets.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three  months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024

Anti-dilutive stock options	2,445,850	3,694,850
Total anti-dilutive shares	2,445,850	3,694,850

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for the Company's annual periods beginning July 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its condensed consolidated financial statements and disclosures.

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

In July 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets which will provide an election for practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The update is effective for the Company’s annual periods beginning July 1, 2027, and interim periods thereafter, on a prospective basis, with a retrospective option, and early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2025	2025

Raw materials	$7,208	$5,725
Work-in-process	1,575	2,736
Finished goods	1,686	901
Total	$10,469	$9,362

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2025	2025

Land and building	$1,250	$1,250
Leasehold improvements	1,414	1,414
Machinery and equipment	7,422	7,249
	10,086	9,913
Less: Accumulated depreciation and amortization	(8,267)	(8,190)
Total	$1,819	$1,723

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2025 and 2024 was $77 and $85, respectively.

Note 4. Lines of Credit

On April 15, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association (“PNC”). As of September 30, 2025 and June 30, 2025, the Company had no debt outstanding under its Lines of Credit.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers.  For the three months ended September 30, 2025 and 2024, approximately 87% and 85% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 71% and 20% and 68% and 21% in the three months ended September 30, 2025 and 2024, respectively.  Accounts receivable from these two major customers represented approximately 79% and 76% of total net accounts receivable as of September 30, 2025 and June 30, 2025, respectively. Three other different customers in the Other Business Lines Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 21%, 19% and 12% and 10%, 28% and 39%, respectively, of net sales of the Other Business Lines Segment in the three months ended September 30, 2025 and 2024, respectively.

The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. Approximately 77% of the Company’s full time employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on August 31, 2026.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,
	2025			2024
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$211	$43	$254	$211	$42	$253

Finance Lease Costs:
Amortization of right-of use assets	$-	$7	7	$-	$3	$3
Total finance lease cost	$-	$7	$7	$-	$3	$3

Rent and lease amortization costs are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Rent expense and lease amortization costs for the three months ended September 30, 2025 and 2024 on these leases were $363 and $328 respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Income.  As of September 30, 2025 and June 30, 2025, the Company had no outstanding current obligations to Vitamin Realty.   The Company has operating lease obligations of $278 and $485 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2025 and June 30, 2025, respectively.

Other Operating Lease Liabilities.  The Company has entered into certain non-cancelable operating lease agreements expiring up through May 9, 2027 related to machinery and equipment and office equipment.

As of September 30, 2025, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$278	$278	$-	$281
Warehouse Lease	286	127	160	319
Transportation equipment lease	35	18	16	38
Office equipment leases	13	6	7	13
	$612	$429	$183	$651

As of June 30, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$485	$485	$-	$491
Warehouse lease	317	125	192	354
Transportation equipment lease	39	18	21	43
Office equipment leases	14	6	8	16
	$855	$634	$221	$904

As of September 30, 2025 and June 30, 2025, the Company’s weighted average discount rate for operating leases was approximately 6.09% and 5.31%, respectively, and the remaining term on lease liabilities is approximately 1.3 years and 1.4 years, respectively.

Financed Lease Obligations.

As of September 30, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on such leases is as follows:

	Right-of-use Assets	Current Portion Finance Lease Obligations	Finance Lease Obligations	Remaining Cash Commitment

US Bank	$128	$38	$73	$122
ByLine Financial Group	36	7	31	44
	$164	$45	$104	$166

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

As of June 30, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on such leases is as follows:

	Right-of-use Assets	Current Portion Finance Lease Obligations	Finance Lease Obligations	Remaining Cash Commitment

US Bank	$133	$38	$83	$133
ByLine Financial Group	38	7	32	46
	$171	$45	$115	$179

As of September 30, 2025 and June 30, 2025, the Company’s weighted average discount rate is 6.88% and 4.51% for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 3.2 years and 3.4 years, respectively.

Supplemental cash flows information related to leases for the three months ended September 30, 2025 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$43	$254
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	13	13

Supplemental cash flows information related to leases for the three months ended September 30, 2024, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$55	$266
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	7	7

Maturities of operating lease liabilities as of September 30, 2025 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Commitments	Total

2026, remaining	$130	$280	$41	$451
2027	171	-	54	225
2028	67	-	53	120
2029	2	-	10	12
2030	1	-	8	9
Total minimum lease payments	371	280	166	817
Imputed interest	(37)	(2)	(17)	(56)
Total	$334	$278	149	$761

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

Note 8. Equity Transactions and Stock-Based Compensation

For the three months ended September 30, 2025 and 2024, the Company incurred stock-based compensation expenses of $49 and $53, respectively.  The Company expects to record additional stock-based compensation of $203 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

The Company had the following stock options outstanding as of June 30, 2025 and September 30, 2025 and exercisable as of September 30, 2025:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2025	4,481,350	$0.39

Outstanding as of September 30, 2025	4,481,350	$0.39

Exercisable at September 30, 2025	3,327,517	$0.42

Note 9. Segment Information and Disaggregated Revenue

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

The international sales, concentrated primarily in Europe, for the three months ended September 30, 2025 and 2024 were $2,036 and $2,185, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended September 30, 2025 and 2024 operations by business segment and disaggregated revenues was as follows:

		Sales, Net
		U.S.	International		Cost of	Gross		Capital
		Customers	Customers	Total	Sales	Profit	Depreciation	Expenditures
Contract Manufacturing	2025	$10,131	$2,036	$12,167	$11,193	$974	$77	$165
	2024	10,788	2,185	12,973	11,795	1,178	84	56

Other Business Lines	2025	522	-	522	477	45	-	8
	2024	644	-	644	451	193	1	-

Total Company	2025	10,653	2,036	12,689	11,670	1,019	77	173
	2024	11,432	2,185	13,617	12,246	1,371	85	56

	Total Assets as of
	September 30,	June 30,
	2025	2025
Contract Manufacturing	$21,128	$20,278
Other Nutraceutical Businesses	4,412	4,623
Total Company	$25,540	$24,901

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION (dollars in thousands)

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

The Company is engaged primarily in the business of manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States and Luxembourg.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

For the three months ended September 30, 2025, our net sales from operations decreased by $928 to approximately $12,689 from approximately $13,617 in the three months ended September 30, 2024. Our net sales in the Contract Manufacturing Segment and in Other Business Lines decreased by $806 and $122, respectively.  The decrease in net sales in our Contract Manufacturing Segment of $806 was primarily due to decreased sales volumes to Herbalife and Life Extension in the amounts of $307 and $215 and other customers of $284.  For the three months ended September 30, 2025 and 2024, a significant portion of our consolidated net sales, approximately 87% and 85%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife represented approximately 71% and 20% and 68% and 21%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2025 and 2024, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Revenues in the three months ended September 30, 2025 were lower than the three months ended September 30, 2024 in our Other Business Lines Segment by $122 due to decreased sales in MDC WHD in the amount of $175, offset by an increase in sales from Chem’s distributor business in the amount of $53.

Our net income for the three months ended September 30, 2025 was approximately $123 compared to a net income of approximately $259 in the three months ended September 30, 2024, a decrease of approximately $136.  The decrease was primarily the result of decreased operating income of $327, offset by the decrease in income tax expense of $172.  Our profit margins decreased from approximately 10.1% of net sales in the three months ended September 30, 2024 to approximately 8.0% of net sales in the three months ended September 30, 2025, primarily as a result of the decrease in net sales of approximately 6.8% while our cost of goods sold decreased by approximately 4.7%, resulting in less sales available to cover our fixed manufacturing expenses.  Our selling and administrative expenses were substantially the same for the three months ended September 30 2025 and 2024, approximately $856 to $881, respectively.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates in the three months ended September 30, 2025.  Critical accounting estimates made in accordance with our accounting policies are regularly discussed by management with our Audit Committee. Those estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2025.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2024	2024

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	92.9%	89.9%
Selling and administrative	6.7%	6.5%
	98.7%	96.4%
Operating income	1.3%	3.6%

Interest income, net	0.2%	0.1%

Income before income taxes	1.5%	3.7%

Income tax expense, net	0.5%	1.8%

Net income	1.0%	1.9%

For the Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

Sales, net.  Sales, net, for the three months ended September 30, 2025 and 2024 were $12,689 and $13,617, respectively, a decrease of 6.8%, and are comprised of the following:

	Three Months ended		Dollar	Percentage
	September 30,		Change	Change
	2025	2024	2025 vs 2024	2025 vs 2024
	(amounts in thousands)
Contract Manufacturing:
US Customers	$10,131	$10,788	$(657)	(6.1%	)
International Customers	2,036	2,185	(149)	(6.8%	)
Net sales, Contract Manufacturing	12,167	12,973	(806)	(6.2%	)

Other Nutraceuticals:
US Customers	522	644	(122)	(18.9%	)
International Customers	-	-	-	-
Net sales, Other Nutraceuticals	522	644	(122)	(18.9%	)

Total net sales	$12,689	$13,617	$(928)	(6.8%	)

For the three months ended September 30, 2025 and 2024, a significant portion of our consolidated net sales, approximately 87% and 85%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife, represented approximately 71% and 20% and 68% and 21%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2025 and 2024, respectively.

The decrease in net sales in our Contract Manufacturing Segment of $806 was primarily due to decreased sales volumes to Herbalife and Life Extension in the amounts of $307 and $215 and other customers of $284.

Revenues in the three months ended September 30, 2025 were lower than the three months ended September 30, 2024 in our Other Business Lines Segment by $122 due to decreased sales in MDC WHD in the amount of $175, offset by an increase in sales from Chem’s distributor business in the amount of $53. Three other different customers in the Other Business Lines Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 21%, 19% and 12% and 10%, 28% and 39%, respectively, of net sales of the Other Business Lines Segment in the three months ended September 30, 2025 and 2024, respectively.

Cost of sales.  Cost of sales decreased by approximately $576 to $11,670 for the three months ended September 30, 2025, as compared to $12,246 for the three months ended September 30, 2024, or approximately 4.7%. Cost of sales increased as a percentage of sales to 92.0% for the three months ended September 30, 2025 as compared to 89.9% for the three months ended September 30, 2024. The increase in the cost of sales as a percentage of sales of approximately 2.1% increased primarily as the result of decreased sales while our cost to manufacture increased by approximately 2.5%.

Selling and Administrative Expenses.  Selling and administrative expenses were substantially the same for the three months ended September 30 2025 and 2024, approximately $856 to $881, respectively.  As a percentage of sales, net, selling and administrative expenses were approximately 6.7% and 6.5% in the three months ended September 30, 2025 and 2024, respectively. The decrease of $25 was primarily from decreases in our employee salaries and benefits in the amount of $43 and all other general expenses in the amount of $28, offset by an increase in professional and consulting fees of $46. No other general expense decreased or increased by more than $14.

Interest Income, net. Interest income, net was approximately $33 and $14 for the three months ended September 30, 2025 and 2024 and represents interest earned on our cash in the bank offset by interest expense and other financing costs under our Lines of Credit with PNC.

Income tax expense, net.  For the three months ended September 30, 2025 and 2024, the Company had federal income tax expense of $51 and $190, respectively and state income tax expense, net of approximately $22 and $55, in the three months ended September 30, 2025 and 2024, respectively.

Net income. Our net income for the three months ended September 30, 2025 and 2024 was approximately $123 and $259, respectively, a decrease of approximately $136. The decrease of approximately $136 was primarily the result of decreased operating income of $327, offset by the decrease income tax expense of $172.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the Three Months ended
	September 30,
	2025	2024
	(dollars in thousands)

Net cash provided by operating activities	$1,301	$657
Net cash used in investing activities	$(173)	$(56)
Net cash used in financing activities	$(11)	$(7)

Cash at end of period	$4,732	$2,271

As of September 30, 2025, our working capital was approximately $14,860, an increase of $345 from our working capital of $14,515 as of June 30, 2025. The increase in our working capital was the result of our current assets increasing by $861 and our current liabilities decreasing by $516. The increase in our currents assets was from $1,117, $1,107, and $84 in cash, inventories and other current assets, respectively, offset by a decrease in accounts receivable of $1,447.

Operating Activities

Net cash provided by operating activities of $1,301 in the three months ended September 30, 2025 includes net income of approximately $123. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $570. Net cash provided from our operations in the three months ended September 30, 2025 from our working capital assets and liabilities was approximately $731 and was primarily the result of cash provided by a decrease in accounts receivable of $1,447 and an aggregate increase in accounts payable, accrued expenses and other liabilities of $721, offset by increases in our inventories and other current assets of $1,107 and $87, respectively and a decrease in obligations under operating leases of $243.

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

 Investing Activities

Cash used in investing activities in the three months ended September 30, 2025 and 2024, of approximately $173 and $56 was for the purchase of machinery and equipment, respectively.

Financing Activities

Cash used in financing activities was approximately $11 and $7 of principal payments under financed lease obligations for the three months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, we had cash of $4,732, funds available under our credit lines of approximately $4,500 and working capital of approximately $14,860 and operating income of $163 in the three months ended September 30, 2025.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 10, 2026.

Our current total annual commitments as of September 30, 2025 for long term non-cancelable leases of approximately $505 consists of obligations under operating leases for office and warehouse facilities and for the rental of machinery, transportation and office equipment.

Capital Expenditures

The Company's capital expenditures for the three months ended September 30, 2025 and 2024 were approximately $173 and $56, respectively. The Company has budgeted approximately $500 for capital expenditures for fiscal year 2026. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1. Nature of Operations, Principles of Consolidation and Basis of Presentation of Interim Financial Statements to the Condensed Consolidated Financial Statements in Item 1 in this Quarterly Report,

Impact of Inflation

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

INTEGRATED BIOPHARMA, INC.

Date: November 10, 2025	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: November 10, 2025	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: November 10, 2025	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President