Form 10-Q
period 2025-12-31
INTEGRATED BIOPHARMA INC
filed 2026-02-11
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

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

Yes ☐ No ☑

As of February 11, 2026, there were 31,059,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended December 31, 2025

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2025	2024	2025	2024

Sales, net	$11,280	$12,614	$23,969	$26,231
Cost of sales	11,251	11,443	22,921	23,689

Gross profit	29	1,171	1,048	2,542
Selling and administrative expenses	943	969	1,799	1,850

Operating (loss) income	(914)	202	(751)	692

Other income (expense), net
Interest income, net	40	11	73	25
Other expense, net	-	(28)	-	(28)
Other income (expense), net	40	(17)	73	(3)

(Loss) income before income taxes	(874)	185	(678)	689

Income tax (benefit) expense, net	(112)	69	(39)	314

Net (loss) income	$(762)	$116	$(639)	$375

Basic net (loss) income per common share	$(0.03)	$0.00	$(0.02)	$0.01

Diluted net (loss) income per common share	$(0.03)	$0.01	$(0.02)	$0.01

Weighted average common shares outstanding - basic	31,059,610	30,174,664	31,059,610	30,137,137
Add: Equivalent shares outstanding - Stock Options	-	1,128,347	-	673,264
Weighted average common shares outstanding - diluted	31,059,610	31,303,011	31,059,610	30,810,401

                     See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	December 31,	June 30,
	2025	2025
Assets
Current Assets:
Cash	$5,314	$3,615
Accounts receivable, net	3,592	5,430
Inventories	8,363	9,362
Other current assets	550	356
Total current assets	17,819	18,763

Property and equipment, net	1,765	1,723
Operating lease right-of-use assets (includes $70 and $485 with a related party)	366	855
Finance lease right-of-use assets	157	171
Deferred tax assets, net	3,388	3,337
Security deposits and other assets	52	52
Total Assets	$23,547	$24,901

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,144	$2,267
Accrued expenses and other current liabilities	1,130	1,302
Current portion of finance lease obligations	46	45
Current portion of operating lease liabilities (includes $70 and $485 with a related party)	221	634
Total current liabilities	3,541	4,248

Financed lease obligations	92	115
Operating lease liabilities (includes $0 with a related party)	145	221
Total liabilities	3,778	4,584

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
31,094,510 and 31,059,610 shares issued and outstanding, respectively	61	62
Additional paid-in capital	51,864	51,773
Accumulated deficit	(32,058)	(31,419)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	19,769	20,317
Total Liabilities and Stockholders' Equity	$23,547	$24,901

  See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,  2025:

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2025	31,094,510	$62	$51,773	$(31,419)	34,900	$(99)	$20,317
Stock compensation expense for employee stock options	-	-	49	-	-	-	49
Net income	-	-	-	123	-	-	123
Balance, September 30, 2025	31,094,510	62	51,822	(31,296)	34,900	(99)	20,489
Stock compensation for employee stock options	-	-	42	-	-	-	42
Net loss	-	-	-	(762)	-	-	(762)
Balance, December 31, 2025	31,094,510	$62	$51,864	$(32,058)	34,900	$(99)	$19,769

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,  2024:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2024	30,134,510	$60	$51,504	$(32,227)	34,900	$(99)	$19,238
Stock compensation expense for employee stock options	-	-	53	-	-	-	53
Net loss	-	-	-	259	-	-	259
Balance, September 30, 2024	30,134,510	60	51,557	(31,968)	34,900	(99)	18,550
Stock compensation expense for employee stock options	-	-	43	-	-	-	43
Shares issued upon exercise of stock options	201,110	1	17	-	-	-	18
Net loss	-	-	-	116	-	-	116
Balance, December 31, 2024	30,335,620	$61	$51,617	$(31,852)	34,900	$(99)	$19,727

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Six months ended
	December 31,
	2025	2024
Cash flows provided by operating activities:
Net (loss) income	$(639)	$375
Adjustments to reconcile net (loss) income to net cash from operating activities:
Amortization of right-of-use assets	503	470
Depreciation and amortization	155	168
Stock based compensation	91	96
Change in deferred tax assets	(51)	248
Impairment charge on equipment	-	28
Other, net	7	6
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,838	440
Inventories	999	178
Other assets	(201)	(118)
Security deposits and other assets	-	(5)
(Decrease) increase in:
Accounts payable	(123)	298
Accrued expenses and other liabilities	(172)	(858)
Operating lease obligations	(489)	(468)
Net cash provided by operating activities	1,918	858

Cash flows from investing activities:
Purchase of property and equipment	(197)	(85)
Net cash used in investing activities	(197)	(85)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	18
Repayments under finance lease obligations	(22)	(7)
Net cash provided by (used in) financing activities	(22)	11

Net increase in cash	1,699	784
Cash at beginning of period	3,615	1,677
Cash at end of period	$5,314	$2,461

Supplemental disclosures of cash flow information:
Interest paid	$5	$20
Income taxes paid	$-	$100

Supplemental disclosures of non-cash flow transactions:
Transfer of finance right-of-use asset, net to property and equipment, net	$-	$80

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

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“Form 10-K”), as filed with the SEC. The June 30, 2025 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results for the full fiscal year ending June 30, 2026 or for any other period.

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

For the three months ended December 31, 2025 and 2024, the Company had a federal income tax benefit of $46 and a federal income tax expense of $46, respectively and a state income tax benefit, net of approximately $66 and a state income tax expense, net of $23, respectively.  For the six months ended December 31, 2025 and 2024, the Company had a federal income tax expense of approximately $5 and $236, respectively and a state income tax net benefit of approximately $44 and state income expense, net of approximately $78, respectively.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Anti-dilutive stock options	4,942,517	2,268,600	4,942,517	2,568,600
Total anti-dilutive shares	4,942,517	2,268,600	4,942,517	2,568,600

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for the Company's annual periods beginning July 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its condensed consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03 (updated ASU 2025-01 issued in January 2025), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. The guidance is effective for the Company’s annual periods beginning July 1, 2027 and interim periods thereafter, on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In July 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides for an election for practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The update is effective for the Company’s annual periods beginning July 1, 2027 and interim periods thereafter on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	December 31,	June 30,
	2025	2025

Raw materials	$5,638	$5,725
Work-in-process	1,321	2,736
Finished goods	1,404	901
Total	$8,363	$9,362

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	June 30,
	2025	2025

Land and building	$1,250	$1,250
Leasehold improvements	1,423	1,414
Machinery and equipment	7,437	7,249
	10,110	9,913
Less: Accumulated depreciation and amortization	(8,345)	(8,190)
Total	$1,765	$1,723

Depreciation and amortization expense recorded on property and equipment was $78 and $83 and $155 and $171 for the three and six months ended December 31,2025 and 2024, respectively.  Additionally, the Company recognized a permanent impairment of $0 and $28 in the three and six months ended December 31, 2025 and 2024, respectively.

Note 4. Lines of Credit

On April 15, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association (“PNC”). As of December 31, 2025 and June 30, 2025, the Company had no debt outstanding under its Lines of Credit.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers.  In the three months ended December 31, 2025 and 2024, approximately 92% and 79%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 65% and 30% and 60% and 26% in the three months ended December 31, 2025 and 2024, respectively of the Contract Manufacturing Segment net sales.  In the six months ended December 31, 2025 and 2024, approximately 89% and 82% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 68% and 25% in the six months ended December 31, 2025 and 64% and 23% of net sales in the six months ended December 31, 2024, respectively, of the Contract Manufacturing Segment net sales. Accounts receivable from these two major customers represented approximately 82% and 76% of total net accounts receivable as of December 31, 2025 and June 30, 2025, respectively.  Two other customers in the Other Business Lines Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 19% and 18% and 58% and 17% of net sales of the Other Business Lines Segment in the three months ended December 31, 2025 and 2024, respectively.  In the six months ended December 31, 2025, three other customers represented 23%, 16% and 15% of net sales of the Other Business Lines Segment and in the six months ended December 31, 2024, two other customers represented 51% and 22% of the net sales of the Other Business Lines Segment.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended December 31, 2025 and 2024, were as follows:

	Three months ended December 31,
	2025			2024
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$210	$43	$253	$210	$42	$252

Finance lease costs:
Amortization of right-of use assets	$-	$7	$7	$-	$-	$-
Interest on lease liabilities	-	2	2	-	-	-
Total finance lease costs	$-	$9	$9	$-	$-	$-

The components of lease expense for the six months ended December 31,2025 and 2024, were as follows:

	Six months ended December 31,
	2025			2024
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$421	$86	$507	$421	$84	$505

Finance lease costs:
Amortization of right-of use assets	$-	$14	$14	$-	$3	$3
Interest on lease liabilities	-	5	5	-	-	-
Total finance lease costs	$-	$19	$19	$-	$3	$3

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

Rent expense and lease amortization costs for the three months ended December 31, 2025 and 2024 on this lease was $347 and $324, respectively, and for the six months ended December 31,2025 and 2024 was $710 and $652, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2025 and June 30, 2025, the Company had no current obligations to Vitamin Realty.  Additionally, the Company has operating lease obligations of $70 and $485 with Vitamin Realty, as noted in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2025 and June 30, 2025, respectively.

As of February 11, 2026, MDC continues to occupy and use its existing warehouse and office space in a holdover tenancy and will continue to pay rent on a month-to-month basis until such time it completes the negotiations with Vitamin Realty for a long-term lease renewal.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 9, 2027, related to office equipment.

As of December 31, 2025, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$70	$70	$-	$70
Warehouse lease	256	129	126	283
Transportation lease	30	19	12	33
Office equipment leases	10	3	7	12
	$366	$221	$145	$398

As of June 30, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$485	$485	$-	$491
Warehouse lease	317	125	192	354
Transportation lease	39	18	21	43
Office equipment leases	14	6	8	16
	$855	$634	$221	$904

As of December 31, 2025 and June 30, 2025, the Company’s weighted average discount rate and remaining term on operating lease liabilities were approximately 6.29% and 5.31% and 1.6 years and 1.4 years, respectively.

Financed Lease Obligations.

As of December 31, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on such leases is as follows:

	Right-of-use Assets	Current Portion Finance Lease Obligations	Finance Lease Obligations	Remaining Cash Commitment

US Bank	$123	$38	$63	$111
ByLine Financial Group	34	8	29	41
	$157	$46	$92	$152

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

As of December 31, 2025 and June 30, 2025, the Company’s weighted average discount rate is 6.88% and 4.51% for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 2.9 years and 3.4 years, respectively.

Supplemental cash flows information related to leases for the six months ended December 31, 2025, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$421	$86	$507
Operating cash flows from finance leases	-	5	5
Financing cash flows from finance lease obligations	-	22	22

Supplemental cash flows information related to leases for the six months ended December 31, 2024, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$421	$86	$507
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	7	7

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Commitments	Total

2026, remaining	$86	$70	$27	$183
2027	171	-	54	225
2028	67	-	53	121
2029	2	-	9	11
2030	2	-	8	10
Total minimum lease payments	328	70	152	550
Imputed interest	(32)	-	(14)	(46)
Total	$296	$70	$138	$504

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

Note 8. Equity Transactions and Stock-Based Compensation

In December 2025, the Board of Directors Adopted the Integrated BioPharma, Inc. Equity Incentive Plan (the “Plan”) which authorized the issuance of 7,500,000 shares of the Company’s Common Stock.

In December 2025, the Board of Directors authorized the issuance of up to 534,000 stock options to the Company officers and employees. The Company issued 526,500 stock options with an exercise price ranging from $0.31 to $0.35, vesting over three years, with expiration terms of ten years from the date of grant.

For the three and six months ended December 31, 2025 and 2024, the Company incurred stock-based compensation expenses of $42 and $43, and $91 and $96, respectively.  The Company expects to record additional stock-based compensation of $303 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the six months ended December 31, 2025:

Risk Free Interest Rate	3.94% to 4.17%
Volatility	96.9% to 110.9%
Term	7.5 to 10 years
Dividend Rate	0.00%
Closing Price of Common Stock	$0.32

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

A summary of the Company’s stock option activity, and related information for the six months ended December 31, 2025, is as follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2025	4,481,350	$0.39
Granted	526,500	0.33
Exercised	-	-
Terminated	(51,666)	0.30
Expired	(13,667)	0.43
Outstanding as of December 31, 2025	4,942,517	$0.38
Exercisable at December 31, 2025	3,828,517	$0.40

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

International sales, concentrated primarily in Europe, for the three months ended December 31, 2025 and 2024 were $2,575 and $2,355, respectively and for the six months ended December 31,2025 and 2024 were $4,611 and $4,540, respectively.

Financial information relating to the three months ended December 31, 2025 and 2024 operations by business segment and disaggregated revenues was as follows:

		Sales, Net
		U.S.	International		Cost of	Gross		Capital
		Customers	Customers	Total	Sales	Profit	Depreciation	Expenditures
Contract Manufacturing	2025	$8,345	$2,575	$10,920	$10,897	$23	$77	$17
	2024	9,315	2,355	11,670	10,873	797	83	29

Other Business Lines	2025	360	-	360	354	6	1	7
	2024	944	-	944	570	374	-	-

Total Company	2025	8,705	2,575	11,280	11,251	29	78	24
	2024	10,259	2,355	12,614	11,443	1,171	83	29

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the six months ended December 31, 2025 and 2024 operations by business segment and disaggregated revenues was as follows:

		Sales, Net
		U.S.	International			Cost of	Gross		Capital
		Customers	Customers	Total		Sales	Profit	Depreciation	Expenditures
Contract Manufacturing	2025	$18,476	$4,611	$23,087	75	$22,090	$997	$154	$182
	2024	20,103	4,450	24,643		22,668	1,975	170	85

Other Business Lines	2025	882	-	882		831	51	1	15
	2024	1,588	-	1,588		1,021	567	1	-

Total Company	2025	19,358	4,611	23,969		22,921	1,048	155	197
	2024	21,691	4,450	26,231		23,689	2,542	171	85

	Total Assets as of
	December 31,	June 30,
	2025	2025

Contract Manufacturing	$18,917	$20,278
Other Business Lines	4,630	4,623
Total Company	$23,547	$24,901

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

For the six months ended December 31, 2025, our net sales from operations decreased by $2,262 to approximately $23,969 from approximately $26,231 in the six months ended December 31, 2024, or approximately 9%. Our net sales in the Contract Manufacturing Segment decreased by $1,556 or approximately 6%, and our Other Business Lines Segment decreased by $706 or approximately 45%. Net sales decreased in our Contract Manufacturing Segment primarily due to decreased sales volumes to customers other than our two major customers, of $1,420 and a net decrease of $136 from our two major customers.  Net sales in the six months ended December 31, 2025 were also lower by approximately $706 from the six months ended December 31, 2024 in our Other Business Lines Segment, primarily due to decreased sales for MDC Warehousing.  The decrease in the Other Business Lines Segment was primarily from a major customer in this segment in the amount of $784, which customer represented 51% of net sales in the six months ended December 31, 2024 compared to 2% of net sales in the six months ended December 31, 2025. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

For the six months ended December 31, 2025, we had an operating loss of approximately $751, a decrease of approximately $1,443 from operating income of approximately $692 for the six months ended December 31, 2024.  Our profit margins decreased from approximately 9.7% of net sales in the six months ended December 31, 2024 to approximately 4.4% of net sales in the six months ended December 31, 2025, primarily as a result of the decreased sales of $2,262 and a decrease in cost of sales of $768. Our consolidated selling and administrative expenses were lower, $1,799 and $1,850 in the six months ended December 31, 2025 and 2024, respectively, a decrease of $51 or approximately 3%. Salaries and employee benefits and warehousing expenses decreased by approximately $75 and $28, offset, in part, by an increase in professional fees of $47.

Our revenue from our two significant customers in our Contract Manufacturing Segment is dependent on their demand within their respective distribution channels for the products we manufacture for them.  As in any competitive market, our ability to match or beat other contract manufacturers pricing for the same items may also alter our outlook and the ability to maintain or increase revenues.  We will continue to focus on our core businesses and push forward in maintaining our cost structure in line with our sales and expanding our customer base.  We believe that this focus may reduce our reliance on our two significant customers.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates in the six months ended December 31, 2025.  Critical accounting estimates made in accordance with our accounting policies are regularly discussed by management with our Audit Committee.  Those estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2025.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the six months
	ended December 31,		ended December 31,
	2025	2024	2025	2024

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	99.7%	90.7%	95.6%	90.3%
Selling and administrative	8.4%	7.7%	7.5%	7.1%
	108.1%	98.4%	103.1%	97.4%
(Loss) income from operations	(8.1% )	1.6%	(3.1% )	2.6%

Other income (expense), net
Interest income (expense)	0.3%	0.1%	0.3%	0.1%
Other income (expense), net	-	(0.2% )	-	(0.1% )
Other income (expense), net	0.3%	(0.1% )	0.3%	(0.0% )

(Loss) income before income taxes	(7.8% )	1.5%	(2.8% )	2.5%

Income tax (benefit) expense, net	(1.0% )	0.6%	(0.1% )	1.2%

Net (loss) income	(6.8% )	0.9%	(2.7% )	1.3%

For the Six Months Ended December 31, 2025 compared to the Six Months Ended December 31, 2024

Sales, net. Sales, net, for the six months ended December 31,2025 and 2024 were $23,969 and $26,231, respectively, a decrease of 8.6%, and were comprised of the following:

	Six months ended		Dollar	Percentage
	December 31,		Change	Change
	2025	2024	2025 vs 2024	2025 vs 2024
	(amounts in thousands)
Contract Manufacturing:
US Customers	$18,476	$20,103	$(1,627)	(8.1%	)
International Customers	4,611	4,540	71	1.6%
Net sales, Contract Manufacturing	23,087	24,643	(1,556)	(6.3%	)

Other Nutraceuticals:
US Customers	882	1,588	(706)	(44.5%	)
International Customers	-	-	-	-
Net sales, Other Nutraceuticals	882	1,588	654	(44.5%	)

Total net sales	$26,231	$26,231	$(2,262)	(8.6%	)

In the six months ended December 31, 2025 and 2024, a significant portion of our consolidated net sales, approximately 89% and 82%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife.  Life Extension and Herbalife represented approximately 68% and 25% and 64% and 23%, respectively, of our Contract Manufacturing Segment’s net sales in the six months ended December 31, 2025 and 2024, respectively.

The decrease in net sales of approximately $2,262 in the six months ended December 31, 2025 was the result of decreased sales in both of our segments. Our Contract Manufacturing Segment decrease of $1,556 from the six months ended December 31, 2024 was primarily from existing and new customers other than our two major customers of $1,420, and a net decrease of $136 with our two major customers.  The decrease in the Other Business Lines Segment was primarily from a major customer in this segment in the amount of $784, which customer represented 51% of net sales in the six months ended December 31, 2024 compared to 2% of net sales in the six months ended December 31, 2025.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales decreased by approximately $768 to $22,921 for the six months ended December 31, 2025, as compared to $23,689 for the six months ended December 31, 2024, or approximately 3.2%.  Cost of sales increased as a percentage of sales to 95.6% for the six months ended December 31, 2025 as compared to 90.3% for the six months ended December 31, 2024. The decrease of $768 in the cost of goods sold is primarily a result of the decreased sales.  The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the decrease in net sales in both segments used to offset the fixed manufacturing costs in the Contract Manufacturing Segment and the cost of sales in the Other Business Lines Segment.

Selling and Administrative Expenses.  Our selling and administrative expenses were lower by $51, $1,799 and $1,850 in the six months ended December 31, 2025 and 2024, respectively. As a percentage of sales, net, selling and administrative expenses were approximately 7.5% and 7.1% in the six months ended December 31, 2025 and 2024, respectively.  We had an increase in professional fees of $47, primarily from increased legal fees of $14, other consulting fees of $30, and all other selling and administrative expenses of $5, offset by decreases in employee salaries and benefit costs of $75 and warehousing costs of $28.

Other income (expense), net. Other income (expense), net was approximately $73 for the six months ended December 31, 2025 compared to $(3) for the six months ended December 31, 2024, and was composed of:

	Six months ended
	December 31,
	2025	2024
	(dollars in thousands)
Interest income, net	$73	$25
Other expense, net	-	(28)
Other income (expense), net	$73	$(3)

Interest income, net increased due to the lower cost of financing following the renewal of the PNC Credit Facility in May 2025, as well as higher cash balances during the six months ended December 31, 2025 compared to the same period in the prior year. In the six months ended December 31, 2024, we recognized a permanent impairment in our machinery and equipment of $28.

Income tax expense (benefit), net. For the six months ended December 31, 2025 and 2024, we had federal income tax expense of $5 and $236, respectively and a state income tax benefit, net of approximately $44 in the six months ended December 31, 2025 compared to a state income tax expense of $78 in the six months ended December 31, 2024.

Net (loss) income. In the six months ended December 31, 2025 we had a net loss of $640 compared to net income of $375 in the six months ended December 31, 2024.  The decrease of approximately $1,015 was primarily the result of decreased operating income of $1,443, offset by the decrease in income tax expense of $353.

For the Three Months Ended December 31, 2025 compared to the Three Months Ended December 31, 2024

Sales, net. Sales, net, for the three months ended December 31, 2025 and 2024 were $11,280 and $12,614, respectively, a decrease of 10.6%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	December 31,		Change	Change
	2025	2024	2025 vs 2024	2025 vs 2024
	(amounts in thousands)
Contract Manufacturing:
US Customers	$8,345	$9,315	$(970)	(10.4%	)
International Customers	2,575	2,355	220	9.3%
Net sales, Contract Manufacturing	10,920	11,670	(750)	(6.4%	)

Other Nutraceuticals:
US Customers	360	944	(584)	(61.9)%
International Customers	-	-	-	-
Net sales, Other Nutraceuticals	360	944	(584)	(61.9%	)

Total net sales	$11,280	$12,614	$(1,334)	(10.6%	)

For the three months ended December 31, 2025 and 2024, a significant portion of our consolidated net sales, approximately 92% and 79%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment.  Life Extension and Herbalife, represented approximately 65% and 30% and 60% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended December 31, 2025 and 2024, respectively.

The decrease in net sales of approximately $1,334 in the three months ended December 31, 2025, was primarily the result of decreased net sales in our Contract Manufacturing Segment of $750 due to decreased sales volumes to customers other than our two major customers in the amount of $1,135, offset by a net increase in sales to Herbalife and Life Extension of $385. Sales, net in the Other Business Lines Segment decreased by $584 compared to the same period in the prior year and was primarily the result of the lack of any special projects for one of our major customers coupled with the loss of a different major customer in this segment, resulting in lower sales in this segment of $545 and $154, respectively.  These two customers represented 58% and 17%, of net sales in this segment, in the three months ended December 31, 2024, respectively.

Two other customers in the Other Business Lines Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 19%, and 18% and 8%, and 2%, respectively, of net sales of the Other Business Lines Segment in the three months ended December 31, 2025 and 2024, respectively.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales decreased by approximately $192 to $11,251 for the three months ended December 31, 2025, as compared to $11,443 for the three months ended December 31, 2024 or approximately 2%.  Cost of sales decreased as a percentage of sales to 99.7% for the three months ended December 31, 2025 as compared to 90.7% for the three months ended December 31, 2024. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of decreased net sales used to offset the fixed manufacturing overhead and cost of sales.

Selling and Administrative Expenses.  Selling and administrative expenses were lower in the three months ended December 31, 2025 by approximately $26 from the three months ended December 31, 2024 and were approximately $943 and $969, respectively. As a percentage of sales, net, selling and administrative expenses were approximately 7.5% and 7.1% in the three months ended December 31, 2025 and 2024, respectively. The decrease of $26 was primarily from a decrease in salaries and employee benefits of $32 offset by an increase of $6 in other selling and administrative expenses.

Other income (expense), net. Other income (expense), net was approximately $40 for the three months ended December 31, 2025 compared to $(17) for the three months ended December 31, 2024, and is composed of:

	Three months ended
	December 31,
	2025	2024
	(dollars in thousands)
Interest income, net	$40	$11
Other expense, net	-	(28)
Other income (expense), net	$40	$(17)

Interest income, net increased due to the lower cost of financing following the renewal of the PNC Credit Facility in May 2025, as well as higher cash balances during the three months ended December 31, 2025 compared to the same period in the prior year.   In the three months ended December 31, 2024, we had a permanent impairment on machinery and equipment of $28.

Income tax (benefit) expense, net. For the three months ended December 31, 2025 we had a federal and state tax net benefit of $46 and $66, respectively, compared to federal and state income tax expense, net of $46 and $23, in the three months ended December 31, 2024, respectively.

Net (loss) income. For the three months ended December 31, 2025 we had a net loss of $763 compared to net income of $116 in the three months ended December 31, 2024.  The change of approximately $879 was primarily the result of decreased operating income of $1,116, offset by the change from income tax expense, net to income tax benefit, net of $181.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the six months ended
	December 31,
	2025	2024
	(dollars in thousands)

Net cash provided by operating activities	$1,918	$858
Net cash used in investing activities	$(197)	$(85)
Net cash (used in) provided by financing activities	$(22)	$11

Cash at end of period	$5,314	$2,461

As of December 31, 2025, our working capital was approximately $14,278, a decrease of $237 from our working capital of $14,515 as of June 30, 2025.  The decrease in our working capital was the result of our current assets decreasing by $944 offset by a decrease in our current liabilities of $707. The decrease in our currents assets was from decreases in accounts receivable and inventories of $1,838 and $999, respectively, offset by increases in cash and other current assets of $1,699 and $194, respectively.

Net cash provided by operating activities of $1,918 in the six months ended December 31, 2025 includes a net loss of approximately $639. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $66. Net cash provided by our operations in the six months ended December 31, 2025 was offset by cash provided by our working capital assets and liabilities in the amount of approximately $1,850 and was primarily the result of an decreases in  accounts receivable and inventories of $1,838 and $999, respectively offset by a decrease in prepaid expenses and other assets of $201 and decreases in accounts payable, accrued expenses and other liabilities of $295 and operating lease obligations of $489.

Net cash provided by operating activities of $858 in the six months ended December 31, 2024, includes net income of approximately $375.  After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $1,391. Net cash provided by our operations in the six months ended December 31, 2024 was offset by cash used in our working capital assets and liabilities in the amount of approximately $533 and was primarily the result of an increase in our prepaid expenses and other assets of $124, the decrease in operating lease obligations of $468 and accounts payable and other liabilities of $560 offset by  decreases in accounts receivable of $440 and inventory of $178.

Investing Activities

Cash used in investing activities of $197 and $85 in the six months ended December 31, 2025 and 2024, respectively, was for the purchase of machinery and equipment.

Financing Activities

Cash used in financing activities was approximately $22 for the six months ended December 31, 2025, and was primarily from principal payments under our financed lease obligations.

Cash provided by financing activities was approximately $11 for the six months ended December 31, 2024, and was primarily from proceeds from exercises of stock options of $18, offset by principal payments under our financed lease obligations of $7.

As of December 31, 2025, we had cash of $5,314, funds available under our credit lines of approximately $4,500 and working capital of approximately $14,278 and an operating loss of $751 in the six months ended December 31, 2025.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending the period ending February 11, 2027.

Our current total annual commitments as of December 31, 2025 for long term non-cancelable leases of approximately $225 consists of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the rental of machinery, transportation and office equipment. Additionally, on February x, 2026, we renewed our lease extending the termination date from January 31, 2026 to January 31, 2031 with Vitamin Realty, see Note 6. - Leases and other Commitments and Contingencies, providing an additional annual commitment of approximately $1,101 in the first year.

Capital Expenditures

The Company's capital expenditures for the six months ended December 31, 2025 and 2024 were approximately $197 and $85, respectively.  The Company has budgeted approximately $500 for capital expenditures for fiscal year 2026. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1. Nature of Operations, Principles of Consolidation and Basis of Presentation of Interim Financial Statements to the Condensed Consolidated Financial Statements in Item 1 in this Quarterly Report.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTEGRATED BIOPHARMA, INC.

Date: February 11, 2026	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: February 11, 2026	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

By: /s/ Dina L. Masi
Date: February 11, 2026	Dina L. Masi,
Chief Financial Officer & Senior Vice President