Form 10-Q
period 2026-03-31
INTEGRATED BIOPHARMA INC
filed 2026-05-08
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☑

As of May 8, 2026, there were 31,059,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2026

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

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2026	2025	2026	2025

Sales, net	$10,107	$13,947	$34,076	$40,178
Cost of sales	10,383	12,396	33,304	36,085

Gross (loss) profit	(276)	1,551	772	4,093
Selling and administrative expenses	809	812	2,608	2,662

Operating (loss) income	(1,085)	739	(1,836)	1,431

Other income, net
Interest income, net	39	5	112	30
Other income, net	11	34	11	6
Other income, net	50	39	123	36

(Loss) income before income taxes	(1,035)	778	(1,713)	1,467

Income tax (benefit) expense, net	(198)	167	(237)	481

Net (loss) income	$(837)	$611	$(1,476)	$986

Basic net (loss) income per common share	$(0.03)	$0.02	$(0.05)	$0.03

Diluted net (loss) income per common share	$(0.03)	$0.02	$(0.05)	$0.03

Weighted average common shares outstanding - basic	31,059,610	30,300,720	31,059,610	30,190,869
Add: Equivalent shares outstanding - Stock Options	-	1,213,871	-	770,047
Weighted average common shares outstanding - diluted	31,059,610	31,514,591	31,059,610	30,960,916

                     See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	June 30,
	2026	2025
Assets
Current Assets:
Cash	$5,826	$3,615
Accounts receivable, net	3,655	5,430
Inventories	8,119	9,362
Other current assets	374	356
Total current assets	17,974	18,763

Property and equipment, net	1,697	1,723
Operating lease right-of-use assets (includes $2,946 and $485 with a related party)	3,204	855
Finance lease right-of-use assets	151	171
Deferred tax assets, net	3,591	3,337
Security deposits and other assets	52	52
Total Assets	$26,669	$24,901

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,965	$2,267
Accrued expenses and other current liabilities	1,376	1,302
Current portion of finance lease obligations	47	45
Current portion of operating lease liabilities (includes $987 and $485 with a related party)	1,139	634
Total current liabilities	5,527	4,248

Financed lease obligations	80	115
Operating lease liabilities (includes $1,974 and $0 with a related party)	2,080	221
Total liabilities	7,687	4,584

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
31,094,510 and 31,059,610 shares issued and outstanding, respectively	62	62
Additional paid-in capital	51,914	51,773
Accumulated deficit	(32,895)	(31,419)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	18,982	20,317
Total Liabilities and Stockholders' Equity	$26,669	$24,901

  See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31,  2026:

							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2025	31,094,510	$62	$51,773	$(31,419)	34,900	$(99)	$20,317
Stock compensation expense for employee stock options	-	-	49	-	-	-	49
Net income	-	-	-	123	-	-	123
Balance, September 30, 2025	31,094,510	62	51,822	(31,296)	34,900	(99)	20,489
Stock compensation expense for employee stock options	-	-	42	-	-	-	42
Net loss	-	-	-	(762)	-	-	(762)
Balance, December 31, 2025	31,904,510	62	51,864	(32,058)	34,900	(99)	19,769
Stock compensation expense for employee stock options	-	-	50	-	-	-	50
Net loss	-	-	-	(837)	-	-	(837)
Balance, March 31, 2026	31,094,510	$62	$51,914	$(32,895)	34,900	$(99)	$18,982

FOR THE THREE AND NINE MONTHS ENDED MARCH 31,  2025:

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2024	30,134,510	$60	$51,504	$(32,227)	34,900	$(99)	$19,238
Stock compensation expense for employee stock options	-	-	53	-	-	-	53
Net loss	-	-	-	259	-	-	259
Balance, September 30, 2024	30,134,510	60	51,557	(31,968)	34,900	(99)	18,550
Stock compensation expense for employee stock options	-	-	43	-	-	-	43
Shares issued upon exercise of stock options	201,110	1	17	-	-	-	18
Net loss	-	-	-	116	-	-	116
Balance, December 31, 2024	30,335,620	61	51,617	(31,852)	34,900	(99)	19.727
Stock compensation expense for employee stock options	-	-	45	-	-	-	45
Net income	-	-	-	611	-	-	611
Balance, March 31, 2025	30,335,620	$61	$51,662	$(31,242)	34,900	$(99)	$20,383

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Nine months ended
	March 31,
	2026	2025
Cash flows provided by operating activities:
Net (loss) income	$(1,476)	$986
Adjustments to reconcile net (loss) income to net cash from operating activities:
Amortization of right-of-use assets	791	695
Depreciation and amortization	223	247
Stock based compensation	141	141
Change in deferred tax assets	(254)	492
Impairment charge on equipment	-	28
Other, net	6	(25)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	1,775	(412)
Inventories	1,243	1,167
Security deposits and other assets	(30)	(152)
(Decrease) increase in:
Accounts payable	698	27
Accrued expenses and other liabilities	74	(1,024)
Operating lease obligations	(756)	(696)
Net cash provided by operating activities	2,435	1,474

Cash flows from investing activities:
Purchase of property and equipment	(197)	(201)
Proceeds from sale of property and equipment	6	-
Net cash used in investing activities	(191)	(201)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	18
Repayments under finance lease obligations	(33)	(7)
Net cash (used in) provided by financing activities	(33)	11

Net increase in cash	2,211	1,284
Cash at beginning of period	3,615	1,677
Cash at end of period	$5,826	$2,961

Supplemental disclosures of cash flow information:
Interest paid	$7	$26
Income taxes paid	$-	$100

Supplemental disclosures of non-cash flow transactions:
Transfer of finance right-of-use asset, net to property and equipment, net	$-	$80
Acquisition of right-of-use asset, net and operating lease liability, net	$3,120	$10
Acquisition of right-of-use asset, net and finance lease liability, net	$-	$41

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

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (“Form 10-K”), as filed with the SEC. The June 30, 2025 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the unaudited condensed financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results for the full fiscal year ending June 30, 2026 or for any other period.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Significant Accounting Policies

Revenue Recognition. The Company recognizes product sales revenue, the prices of which are fixed and determinable, when title and risk of loss have transferred to the customer, when estimated provisions for product returns, rebates, charge-backs and other sales allowances are reasonably determinable, and when collectability is reasonably assured. Accruals for these items are presented in the condensed consolidated financial statements as reductions to sales. The Company’s net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, rebates, charge-backs and other allowances. Cost of sales includes the cost of raw materials and all labor and overhead associated with the manufacturing and packaging of the products. Gross margins are affected by, among other things, changes in the relative sales mix among our products and valuation and/or charge off of slow moving, expired or obsolete inventories. The Company also recognizes revenue for warehousing and fulfillment services provided to MDCWHD customers. To perform revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps:

●	identification of the promised goods or services in the contract;
●	determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;
●	measurement of the transaction price, including the constraint on variable consideration;
●	allocation of the transaction price to the performance obligations based on estimated selling prices; and
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

For the three months ended March 31, 2026 and 2025, the Company had a federal income tax benefit of $113 and a federal income tax expense of $415, respectively and a state income tax benefit, net of approximately $85 and $248, respectively.  For the nine months ended March 31, 2026 and 2025, the Company had a net federal income tax benefit of $108 and a net federal income tax expense of approximately $651, respectively and a state income tax net benefit of approximately $129 and $170, respectively. In the nine months ended March 31, 2025, the Company released the valuation allowance on its state net operating losses as the operating loss carryovers became available to offset the then current state taxable income.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Anti-dilutive stock options	4,914,350	1,817,517	4,914,350	2,247,517
Total anti-dilutive shares	4,914,350	1,817,517	4,914,350	2,247,517

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

In July 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides for an election for a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The update is effective for the Company’s annual periods beginning July 1, 2027 and interim periods thereafter on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	March 31,	June 30,
	2026	2025

Raw materials	$6,061	$5,725
Work-in-process	1,086	2,736
Finished goods	972	901
Total	$8,119	$9,362

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31,	June 30,
	2026	2025

Land and building	$1,250	$1,250
Leasehold improvements	1,423	1,414
Machinery and equipment	7,426	7,249
	10,099	9,913
Less: Accumulated depreciation and amortization	(8,402)	(8,190)
Total	$1,697	$1,723

Depreciation and amortization expense recorded on property and equipment was $68 and $76 and $223 and $247 for the three and nine months ended March 31, 2026 and 2025, respectively.  Additionally, the Company recognized a permanent impairment of $0 and $28, in each of the three and nine months ended March 31, 2026 and 2025, respectively and sold fully depreciated machinery in the amount of $11 and recognized a gain on sale of $6 in the three and nine months ended March 31, 2026.

Note 4. Lines of Credit

On April 15, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with PNC Bank, National Association (“PNC”). As of March 31, 2026 and June 30, 2025, the Company had no debt outstanding under its Lines of Credit.

The Loan Agreement provides a committed revolving line of credit under which the Company may request, and the PNC will make advances to the Company from time to time until April 15, 2026, (the "Expiration Date"), in an aggregate amount outstanding at any time not to exceed $4,000 (the "Line of Credit") and a Convertible Equipment Line of Credit in an aggregate amount outstanding at any time not to exceed $500 (the "Convertible ELOC"). Advances under the Convertible ELOC will be used for the purchase of equipment and/or vehicles. On April 14, 2026, PNC notified the Company that it extended the Expiration Date on the Loan Agreement to July 14, 2026, or such late date as may, in PNC’s sole discretion, be designated by PNC by written notice from PNC to the Companies, effective on April 16, 2026.  As of May 8, 2026, the Company has received no other written notices from PNC.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers. In the three months ended March 31, 2026 and 2025, approximately 90% and 85%, respectively, of consolidated net sales were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 70% and 23% and 58% and 31% in the three months ended March 31, 2026 and 2025, respectively of the Contract Manufacturing Segment net sales.  In the nine months ended March 31, 2026 and 2025, approximately 90% and 83% of consolidated net sales, respectively, were derived from the same two customers and net sales to these two customers represented approximately 69% and 24% in the nine months ended March 31, 2026 and 62% and 26% of net sales in the nine months ended March 31, 2025, respectively, of the Contract Manufacturing Segment net sales. Accounts receivable from these two major customers represented approximately 86% and 76% of total net accounts receivable as of March 31, 2026 and June 30, 2025, respectively. Two other customers in the Other Business Lines Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 43%, and 0% and 20%, and 40% of net sales of the Other Business Lines Segment in the three months ended March 31, 2026 and 2025, respectively. In the nine months ended March 31, 2026, three other customers represented 28%, 11% and 12% of net sales of the Other Business Lines Segment and in the nine months ended March 31, 2025, three other customers represented 38%, 26% and 12% of the net sales of the Other Business Lines Segment.

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

The Company has seen a negative impact in its margins due to inflation, tariffs and to a lesser extent, tightened labor markets as the Company strives to increase prices to customers as its operating costs increase. The Company may not be able to timely increase its selling prices to its customer resulting from price increases from its suppliers due to various economic factors, including tariffs and other inflationary costs, labor and shipping costs and its own increases in shipping, labor and other operating costs. The Company’s results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders it may receive from the Company’s significant customers.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The components of lease expense for the three months ended March 31, 2026 and 2025, were as follows:

	Three months ended March 31,
	2026			2025
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$254	$44	$298	$211	$43	$254

Finance lease costs:
Amortization of right-of use assets	$-	$7	$7	$-	$-	$-
Interest on lease liabilities	-	2	2	-	-	-
Total finance lease costs	$-	$9	$9	$-	$-	$-

The components of lease expense for the nine months ended March 31,2026 and 2025, were as follows:

	Nine months ended March 31,
	2026			2025
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$675	$130	$805	$632	$127	$759

Finance lease costs:
Amortization of right-of use assets	$-	$20	$20	$-	$3	$3
Interest on lease liabilities	-	7	7	-	-	-
Total finance lease costs	$-	$27	$27	$-	$3	$3

Rent and lease amortization costs are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Operating Lease Liabilities

Related Party Operating Lease Liabilities.  Warehouse and office facilities are leased from Vitamin Realty Associates, LLC (“Vitamin Realty”), which is controlled with 41% ownership by each of the Company’s Co-Chief Executive Officers and directors of the Company and 18% by their mother, a major stockholder of the Company. On January 5, 2012, MDC entered into a second amendment of lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026. This Second Lease Amendment provided for minimum annual rental payments of $533, plus increases in real estate taxes and building operating expenses. On July 15, 2022, MDC entered into a third amendment of the lease (the “Third Lease Amendment”) with Vitamin Realty, increasing its rentable square footage to 116,175. The Third Lease Amendment provides for minimum annual rental payments of $842, plus increases in real estate taxes and the building operating expenses allocation percentage and is effective as of July 1, 2022. On February 17, 2026, MDC entered into a fourth amendment of the lease (the “Fourth Lease Amendment”).  The Fourth Amendment, decreases the rentable square footage to 110,095, provides for minimum annual rental payments of $1,101 and extended the expiration date to January 31, 2029.

Rent expense and lease amortization costs for the three months ended March 31, 2026 and 2025 on this lease was $415 and $348, respectively, and for the nine months ended March 31, 2026 and 2025 was $1,148 and $1,000, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2026 and June 30, 2025, the Company had no current obligations to Vitamin Realty.  Additionally, the Company has operating lease obligations of $2,961 and $485 with Vitamin Realty, as noted in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2026 and June 30, 2025, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Other Operating Lease Liabilities. The Company has entered into certain non-cancelable operating lease agreements expiring up through May 9, 2027, related to office equipment.

As of March 31, 2026, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$2,946	$987	$1,974	$3,219
Warehouse lease	224	131	93	247
Transportation lease	26	19	7	27
Office equipment leases	8	2	6	9
	$3,204	$1,139	$2,080	$3,502

As of June 30, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty lease	$485	$485	$-	$491
Warehouse lease	317	125	192	354
Transportation lease	39	18	21	43
Office equipment leases	14	6	8	16
	$855	$634	$221	$904

As of March 31, 2026 and June 30, 2025, the Company’s weighted average discount rate and remaining term on operating lease liabilities were approximately 6.40% and 5.31% and 2.8 years and 1.4 years, respectively.

On April 27, 2026, the Company entered into an operating lease with First American Commercial Bancorp, Inc. in the amount of $22 for office equipment with an annual commitment of approximately $5, and an expiration date of April 30, 2031.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financed Lease Obligations.

As of March 31, 2026, the Company’s ROU assets, lease obligations and remaining cash commitment on such leases is as follows:

	Right-of-use Assets	Current Portion Finance Lease Obligations	Finance Lease Obligations	Remaining Cash Commitment

US Bank	$118	$39	$53	$100
ByLine Financial Group	33	8	27	39
	$151	$47	$80	$139

As of June 30, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on such leases is as follows:

	Right-of-use Assets	Current Portion Finance Lease Obligations	Finance Lease Obligations	Remaining Cash Commitment

US Bank	$133	$38	$83	$133
ByLine Financial Group	38	7	32	46
	$171	$45	$115	$179

As of March 31, 2026 and June 30, 2025, the Company’s weighted average discount rate is 6.89% and 4.51% for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 2.7 years and 3.4 years, respectively.

Supplemental cash flows information related to leases for the nine months ended March 31, 2026, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$675	$130	$805
Operating cash flows from finance leases	-	7	7
Financing cash flows from finance lease obligations	-	33	33

Supplemental cash flows information related to leases for the nine months ended March 31, 2025, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$632	$141	$773
Operating cash flows from finance leases	-	-	-
Financing cash flows from finance lease obligations	-	7	7

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Maturities of operating lease liabilities as of March 31, 2026 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Commitments	Total

2026, remaining	$41	$275	$14	$330
2027	171	1,115	54	1,340
2028	67	1,148	54	1,269
2029	2	681	9	692
2030	2	-	8	10
Total minimum lease payments	283	3,219	139	3,641
Imputed interest	(25)	(258)	(12)	(295)
Total	$258	$2,961	$127	$3,346

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

For the three and nine months ended March 31, 2026 and 2025, the Company incurred stock-based compensation expenses of $50 and $44, and $141 and $141, respectively.  The Company expects to record additional stock-based compensation of $254 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the nine months ended March 31, 2026:

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

A summary of the Company’s stock option activity, and related information for the nine months ended March 31, 2026, is as follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2025	4,481,350	$0.39
Granted	526,500	0.33
Exercised	-	-
Terminated	(51,666)	0.30
Expired	(41,834)	0.54
Outstanding as of March 31, 2026	4,914,350	$0.38
Exercisable at March 31, 2026	3,850,350	$0.40

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

International sales, concentrated primarily in Europe, for the three months ended March 31, 2026 and 2025 were $1,955 and $3,228, respectively and for the nine months ended March 31,2026 and 2025 were $6,566 and $7,768, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended March 31, 2026 and 2025 operations by business segment and disaggregated revenues was as follows:

		Sales, Net
		U.S.	International		Cost of	Gross		Capital
		Customers	Customers	Total	Sales	(Loss) Profit	Depreciation	Expenditures
Contract Manufacturing	2026	$7,868	$1,955	$9,823	$10,015	$(192)	$67	$-
	2025	10,231	3,228	13,459	11,937	1,522	76	116

Other Business Lines	2026	284	-	284	368	(84)	1	-
	2025	488	-	488	459	29	-	-

Total Company	2026	8,152	1,995	10,107	10,383	(276)	68	-
	2025	10,719	3,228	13,947	12,396	1,551	76	116

Financial information relating to the nine months ended March 31, 2026 and 2025 operations by business segment and disaggregated revenues was as follows:

		Sales, Net
		U.S.	International		Cost of	Gross		Capital
		Customers	Customers	Total	Sales	Profit (Loss)	Depreciation	Expenditures
Contract Manufacturing	2026	$26,344	$6,566	$32,910	$32,105	$805	$221	$182
	2025	30,334	7,768	38,102	34,605	3,497	246	201

Other Business Lines	2026	1,166	-	1,166	1,199	(33)	2	15
	2025	2,076	-	2,076	1,480	596	1	-

Total Company	2026	27,510	6,566	34,076	33,304	772	223	197
	2025	32,410	7,768	40,178	36,085	4,093	247	201

	Total Assets as of
	March 31,	June 30,
	2025	2025

Contract Manufacturing	$22,354	$20,278
Other Business Lines	4,315	4,623
Total Company	$26,669	$24,901

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

For the nine months ended March 31, 2026, our net sales from operations decreased by $6,102 to approximately $34,076 from approximately $40,178 in the nine months ended March 31, 2025, or approximately 15%. Our net sales in the Contract Manufacturing Segment decreased by $5,192 or approximately 14%, and our Other Business Lines Segment decreased by $910 or approximately 44%. Net sales decreased in our Contract Manufacturing Segment primarily due to decreased sales volumes to customers other than our two major customers, of $2,267 and a decrease of $2,925 from our two major customers. Net sales in the nine months ended March 31, 2026 were also lower by approximately $910 from the nine months ended March 31, 2025 in our Other Business Lines Segment, primarily due to decreased sales for MDC Warehousing. The decrease in the Other Business Lines Segment was primarily from a major customer in this segment in the amount of $778, which customer represented 38% of net sales in the nine months ended March 31, 2025 compared to 1% of net sales in the nine months ended March 31, 2026. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

For the nine months ended March 31, 2026, we had an operating loss of approximately $1,836, a decrease of approximately $3,267 from operating income of approximately $1,431 for the nine months ended March 31, 2025. Our profit margins decreased from approximately 10.2% of net sales in the nine months ended March 31, 2025 to approximately 2.3% of net sales in the nine months ended March 31, 2026, primarily as a result of the decreased sales of $6,102 and a decrease in cost of sales of $2,781. Our consolidated selling and administrative expenses were lower by approximately 2% or $54, $2,608 and $2,662 in the nine months ended March 31, 2026 and 2025, respectively. Salaries and employee benefits decreased by approximately $102, offset, by an increase in professional fees and all other selling and administrative expenses of $18 and $30, respectively.

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

We have seen a negative impact in our margins due to inflation, tariffs and to a lesser extent, tightened labor markets as we strive to increase prices to our customers as our operating costs increase. We may not be able to timely increase our selling prices to our customers resulting from price increases from our suppliers due to various economic factors, including tariffs and other inflationary costs, labor and shipping costs and our own increases in shipping, labor and other operating costs. Our results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders we may receive from our significant customers.

Critical Accounting Estimates

There have been no changes to our critical accounting estimates in the nine months ended March 31, 2026.  Critical accounting estimates made in accordance with our accounting policies are regularly discussed by management with our Audit Committee.  Those estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2025.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2026	2025	2026	2025

Sales, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	102.7%	88.9%	97.7%	89.8%
Selling and administrative	8.0%	5.8%	7.7%	6.6%
	110.7%	94.7%	105.4%	96.4%
(Loss) income from operations	(10.7% )	5.3%	(5.4% )	3.6%

Other income, net
Interest income, net	0.4%	0.0%	0.3%	0.1%
Other income, net	0.1%	0.3%	0.0%	0.0%
Other income, net	0.5%	0.3%	0.4%	0.1%

(Loss) income before income taxes	(10.2% )	5.6%	(5.0% )	3.7%

Income tax (benefit) expense, net	(1.9% )	1.2%	(0.7% )	1.2%

Net (loss) income	(8.3% )	4.4%	(4.3% )	2.5%

For the Nine Months Ended March 31, 2026 compared to the Nine Months Ended March 31, 2025

Sales, net. Sales, net, for the nine months ended March 31, 2026 and 2025 were $34,076 and $40,178, respectively, a decrease of 15.2%, and were comprised of the following:

	Nine months ended		Dollar	Percentage
	March 31,		Change	Change
	2026	2025	2026 vs 2025	2026 vs 2025
	(amounts in thousands)
Contract Manufacturing:
US Customers	$26,344	$30,334	$(3,990)	(13.2%	)
International Customers	6,566	7,768	(1,202)	(15.5%	)
Net sales, Contract Manufacturing	32,910	38,102	(5,192)	(13.6%	)

Other Nutraceuticals:
US Customers	1,166	2,076	(910)	(43.8%	)
International Customers	-	-	-	-
Net sales, Other Nutraceuticals	1,166	2,076	(910)	(43.8%	)

Total net sales	$34,076	$40,178	$(6,102)	(15.2%	)

In each of the nine months ended March 31, 2026 and 2025, a significant portion of our consolidated net sales, approximately 90%, were concentrated among two customers in our Contract Manufacturing Segment, Life Extension and Herbalife.  Life Extension and Herbalife represented approximately 69% and 24% and 62% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the nine months ended March 31, 2026 and 2025, respectively.

The decrease in net sales of approximately $6,102 in the nine months ended March 31, 2026 was the result of decreased sales in both of our segments. Our Contract Manufacturing Segment decrease of $5,192 from the nine months ended March 31, 2025 was primarily from existing and new customers as well as our two major customers of $2,268 and $2,925, respectively. The decrease in the Other Business Lines Segment of approximately $910 was primarily from a major customer in this segment in the amount of $778, which customer represented 38% of net sales in the nine months ended March 31, 2025 compared to 1% of net sales in the nine months ended March 31, 2026.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales decreased by approximately $2,781 to $33,304 for the nine months ended March 31, 2026, as compared to $36,085 for the nine months ended March 31, 2025, or approximately 7.7%. Cost of sales increased as a percentage of sales to 97.7% for the nine months ended March 31, 2026 as compared to 89.8% for the nine months ended March 31, 2025. The decrease of $2,781 in the cost of goods sold is primarily a result of the decreased sales. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of the decrease in net sales in both segments used to offset the fixed manufacturing costs in the Contract Manufacturing Segment and the cost of sales in the Other Business Lines Segment.

Selling and Administrative Expenses.  Our selling and administrative expenses were lower by $54, $2,608 and $2,662 in the nine months ended March 31, 2026 and 2025, respectively. As a percentage of sales, net, selling and administrative expenses were approximately 7.7% and 6.6% in the nine months ended March 31, 2026 and 2025, respectively.  We had a decrease in employee salaries and benefit costs of $102 and increases in professional fees and all other general and administrative expenses of $18 and $30, respectively.

Other income, net. Other income, net was approximately $123 and $36 for the nine months ended March 31, 2026 and 2025, respectively and was composed of:

	Nine months ended
	March 31,
	2025	2024
	(dollars in thousands)
Interest income, net	$112	$30
Other expense, net	11	6
Other income, net	$123	$36

Interest income, net increased due to the lower cost of financing following the renewal of the PNC Credit Facility in May 2025, as well as higher cash balances during the nine months ended March 31, 2026 compared to the same period in the prior year. In the nine months ended March 31, 2025, we recognized a permanent impairment in our machinery and equipment of $28 offset by a gain on disposal of assets of $34 and in the nine months ended March 31, 2026, recognized a gain on sale of machinery and equipment of $6 and had other income of $5.

Income tax expense (benefit), net. For the nine months ended March 31, 2026 and 2025, we had federal income tax (benefit) expense of $(108) and $651, respectively and state income tax benefits, net of approximately $129 and $170 in the nine months ended March 31, 2026 and 2025, respectively.  In the nine months ended March 31, 2025, we released the valuation allowance on our state net operating losses as they became available to offset current state taxable income.

Net (loss) income.  In the nine months ended March 31, 2026, we had a net loss of $1,476 compared to net income of $986 in the nine months ended March 31, 2025. The decrease of approximately $2,462 was primarily the result of decreased operating income of $3,267, offset by the decrease in income tax expense of $718.

For the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

Sales, net. Sales, net, for the three months ended March 31, 2026 and 2025 were $10,107 and $13,947, respectively, a decrease of 27.5%, and are comprised of the following:

	Three months ended		Dollar	Percentage
	March 31,		Change	Change
	2026	2025	2025 vs 2025	2026 vs 2025
	(amounts in thousands)
Contract Manufacturing:
US Customers	$7,868	$10,231	$(2,363)	(23.1%	)
International Customers	1,955	3,228	(1,273)	(39.4%	)
Net sales, Contract Manufacturing	9,823	13,459	(3,636)	(27.0%	)

Other Nutraceuticals:
US Customers	284	488	(204)	(41.8%	)
International Customers	-	-	-	-
Net sales, Other Nutraceuticals	284	488	(204)	(41.8%	)

Total net sales	$10,107	$13,947	$(3,840)	(27.5%	)

For the three months ended March 31, 2026 and 2025, a significant portion of our consolidated net sales, approximately 90% and 85%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife, represented approximately 70% and 23% and 58% and 31%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended March 31, 2026 and 2025, respectively.

The decrease in net sales of approximately $3,840 in the three months ended March 31, 2026, was primarily the result of decreased net sales in our Contract Manufacturing Segment of $3,636 due to decreased sales volumes to customers from our two major customers in the amount of $2,788 and all other customers of $847. Sales, net in the Other Business Lines Segment decreased by $204 compared to the same period in the prior year and was primarily the result of the loss of two major customers in this segment, resulting in lower sales in this segment of $193. These two customers represented approximately 20% of net sales in this segment in the three months ended March 31, 2025.

The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Cost of sales.  Cost of sales decreased by approximately $2,013 to $10,383 for the three months ended March 31, 2026, as compared to $12,396 for the three months ended March 31, 2025 or approximately 16.2%.  Cost of sales decreased as a percentage of sales to 102.7% for the three months ended March 31, 2026 as compared to 88.9% for the three months ended March 31, 2025. The increase in the cost of goods sold as a percentage of net sales, was primarily the result of decreased net sales used to offset the fixed manufacturing overhead and cost of sales.

Selling and Administrative Expenses.  Selling and administrative expenses were substantially the same in the three months ended March 31, 2026 and 2025, approximately $809 and $812, respectively. As a percentage of sales, net, selling and administrative expenses were approximately 8.0% and 7.7% in the three months ended March 31, 2026 and 2025, respectively.

Other income, net. Other income, net for the three months ended March 31, 2026 and 2025, was approximately $50 and $39, respectively, and is composed of:

	Three months ended
	March 31,
	2026	2025
	(dollars in thousands)
Interest income, net	$39	$5
Other expense, net	11	34
Other income, net	$50	$39

Interest income, net increased due to the lower cost of financing following the renewal of the PNC Credit Facility in May 2025, as well as higher cash balances during the three months ended March 31, 2026 compared to the same period in the prior year. In the three months ended March 31, 2026 and 2025, we had a gain on disposal of machinery of $6 and a gain on disposals of assets of $34, respectively.  In the three months ended March 31, 2026 we also had other income of $5.

Income tax (benefit) expense, net.  For the three months ended March 31, 2026 we had a federal and state tax net benefit of $113 and $85, respectively, compared to federal income tax expense, net of $415 and a state income tax benefit of $248, in the three months ended March 31, 2025. In the three months ended March 31, 2025, we released the valuation allowance on our state net operating losses as they became available to offset current state taxable income.

Net (loss) income. For the three months ended March 31, 2026 we had a net loss of $837 compared to net income of $611 in the three months ended March 31, 2025.  The change of approximately $1,448 was primarily the result of decreased operating income of $1,824, offset by the change from income tax expense, net to income tax benefit, net of $365.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the nine months ended
	March 31,
	2026	2025
	(dollars in thousands)

Net cash provided by operating activities	$2,435	$1,474
Net cash used in investing activities	$(191)	$(201)
Net cash (used in) provided by financing activities	$(33)	$11

Cash at end of period	$5,826	$2,961

As of March 31, 2026, our working capital was approximately $12,447, a decrease of $2,068 from our working capital of $14,515 as of June 30, 2025.  The decrease in our working capital was the result of our current assets decreasing by $789 and an increase in our current liabilities of $1,279. The decrease in our currents assets was from decreases in accounts receivable and inventories of $1,775 and $1,243, respectively, offset by increases in cash and other current assets of $2,211 and $18, respectively.  The increase in our current liabilities was primarily from the increases in accounts payable and accrued expenses and other liabilities of $772 and current lease obligations of $507.

Net cash provided by operating activities of $2,435 in the nine months ended March 31, 2026 includes a net loss of approximately $1,476. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was $569. Net cash used in our operations in the nine months ended March 31, 2026 was offset by cash provided by our working capital assets and liabilities in the amount of approximately $3,004 and was primarily the result of decreases in accounts receivable and inventories of $1,775 and $1,243, respectively and increases in accounts payable, accrued expenses and other liabilities of $771. These sources of cash were offset by a decrease in operating leases of $755.

Net cash provided by operating activities of $1,474 in the nine months ended March 31, 2025 includes net income of approximately $986. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash provided from operations before the effect of the changes in working capital components was $2,564. Net cash provided by our operations in the nine months ended March 31, 2025 was offset by cash used in our working capital assets and liabilities in the amount of approximately $1,090 and was primarily the result of an increases in our accounts receivable of $412 and prepaid expenses and other assets of $152, the decrease in operating lease obligations of $696 and accounts payable and other liabilities of $1,024 offset by a decrease in inventory of $1,167.

Investing Activities

Cash used in investing activities of $191 and $201 in the nine months ended March 31, 2026 and 2025, respectively, was primarily for the purchase of machinery and equipment.

Financing Activities

Cash used in financing activities was approximately $33 for the nine months ended March 31, 2026, and was primarily from principal payments under our financed lease obligations.

Cash provided by financing activities was approximately $11 for the nine months ended March 31, 2025, and was primarily from proceeds from exercises of stock options of $18, offset by principal payments under our financed lease obligations of $7.

As of March 31, 2026, we had cash of $5,826, funds available under our credit lines of approximately $4,500 and working capital of approximately $12,448 and an operating loss of $1,836 in the nine months ended March 31, 2026.  After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending May 8, 2027.

Our current total annual commitments as of March 31, 2026 for long term non-cancelable leases of approximately $1,340 consists of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the rental of machinery, transportation and office equipment. Additionally, on April 27, 2026, we entered into an operating lease of office equipment with an additional annual commitment of approximately $5.

Capital Expenditures

The Company's capital expenditures for the nine months ended March 31, 2026 and 2025 were approximately $197 and $201, respectively.  The Company has budgeted approximately $200 for capital expenditures for the remaining fiscal year 2026. The total amount is expected to be funded from lease financing and cash provided from the Company’s operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTEGRATED BIOPHARMA, INC.

Date: May 8, 2026	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: May 8, 2026	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

By: /s/ Dina L. Masi
Date: May 8, 2026	Dina L. Masi,
Chief Financial Officer & Senior Vice President