Form 10-K
period 2026-06-30
INTEGRATED BIOPHARMA INC
filed 2026-09-25
CIK 1016504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_______ _____

FORM 10-K

__ __________

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2026
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the last sale price of the registrant’s Common Stock on December 31, 2025 was $3,434,375.

The number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of September 23, 2026
Common Stock, $.002 par value	31,059,610 Shares

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

Significant Revenues from Major Customers

In the fiscal years ended June 30, 2026 and 2025, a significant portion of our consolidated net sales, approximately 90% and 84%, respectively, were concentrated among two customers, Life Extension Quality Supplements and Vitamins, Inc. (“Life Extension”) and Herbalife Nutrition LTD (“Herbalife”), both customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 68% and 25% and 62% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2026 and 2025, respectively. One customer, Life Technologies, Inc. (“Life Tech”) and four customers, Trusted Influencers Inc., Thermosource Tooling and Manufacturing, Life Tech and Eastern Drayage (customers of our Other Business Lines Segment), while not significant customers of our consolidated net sales, represented 29% and 32%, 25%, 11% and 10%, respectively, of the Other Business Lines Segment net sales in the fiscal years ended June 30, 2026 and 2025, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Raw Materials

The principal raw materials used in the manufacturing process in the Company’s business are natural and synthetic vitamins, minerals, herbs, related nutritional supplements, vegetable and gelatin capsules, coating materials, organic and natural fruit extracts, and the necessary components for packaging the finished products. The raw materials are available from numerous sources within the United States and abroad. The vegetable and gelatin capsules, coating materials and packaging materials are similarly widely available. The Company generally purchases its raw materials on a purchase order basis, without long-term commitments in each of its operating segments. We have one principal supplier for our Other Business Lines Segment, DSM Nutritional Products LLC and several suppliers in our Contract Manufacturing Segment.

Development and Supply Agreement

Effective January 1, 2026, the Company entered into development and supply agreements with Herbalife International of America, Inc. and Herbalife International of Luxembourg S.à.R.L, subsidiaries of Herbalife, pursuant to which the Company develops, manufactures and supplies certain nutritional products to Herbalife. These agreements terminate on December 31, 2028. These agreements do not, however, obligate MDC to supply any particular amount of goods to Herbalife, nor does it obligate Herbalife to commit to a minimum order, if any. In its ordinary course of business, MDC enters into similar agreements with other customers in connection with its contract manufacturing business.

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

Environmental Compliance

We are subject to regulation under Federal, state and local environmental laws. While we believe we are in material compliance with applicable environmental laws, continued compliance may require substantial capital expenditures. We have not incurred any major costs for any environmental compliance during the years ended June 30, 2026 and 2025.

Employees

As of September 23, 2026, we had approximately 134 full-time employees, including 99 who are members of the local unit of the Teamsters Union and are covered by a collective bargaining agreement which expires on September 30, 2026. The remaining 35 employees, not covered by a collective bargaining agreement, consist of approximately 17 administrative and professional personnel, 13 laboratory and quality assurance personnel, 1 sales and marketing person and 4 production and shipping personnel. We consider our relations with our employees to be good.

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

A significant portion of our revenues are concentrated among three customers, Life Extension and Herbalife (customers in our Contract Manufacturing Segment) and Life Tech (a customer of our Other Business Lines Segment). In the fiscal years ended June 30, 2026 and 2025, approximately 90% and 84% of our consolidated net sales, respectively, were derived from the two major customers in our Contract Manufacturing Segment. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

Supply chain disruptions resulting from geopolitical events could have an impact on our financial results and ability to timely ship products to our customers.

These issues first arose as result of the COVID-19 pandemic and continued with other geopolitical events. Transportation, in general, continues to be an issue in the delay of receiving raw materials and the rising cost of fuel and our ability to meet promised delivery dates to our customers in the Contract Manufacturing Segment as well as passing on these rising costs.

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

We presently are dependent upon the executive abilities of our Co-Chief Executive Officers, Christina Kay and Riva Sheppard, and our Chief Financial Officer, Dina L. Masi. Our business and operations to date chiefly have been implemented under the direction of these individuals, who presently are, and in the future will be, responsible for the implementation of our anticipated plans and programs. The loss or unavailability of the services of one or more of our principal executives would have an adverse effect on us. We may encounter difficulty in our ability to recruit and ultimately hire any replacement or additional executive officers having similar background, experience and qualifications as those of our current executive officers.

We must continually maintain, protect, and upgrade our information-technology systems, including protecting against internal and external cyber-security threats, data breaches and emerging AI-driven attacks. Any such breach or system failure could result in significant business disruption, reputational harm and regulatory exposure.

Information Technology (“IT”) enables us to operate efficiently, manage and support customer-facing digital interactions, maintain financial accuracy and safeguard proprietary data. If we fail to allocate and manage sufficient resources to build and maintain proper technology infrastructure, we could be exposed to transaction errors, process inefficiencies, data breaches, business interruptions, an inability to process or fulfill customer. Cybersecurity threats, whether from hackers, criminal groups or nation-state actors, continue to evolve and may include malicious software, phishing, social engineering, cyber extortion or unauthorized access to networks and data, including malicious or negligent actions by employees or other insiders. The emergence of AI has further increased the speed, sophistication and frequency of these threats. Any such incident could lead to business disruptions, system outages, loss of customer or confidential information, data alteration or destruction, reputational harm and regulatory or legal exposure.

We rely extensively on enterprise resource planning systems and other IT systems to support key business processes, including financial reporting, accounting, inventory management, supply chain operations and other operational activities. The effective operation of these systems depends on their integrity, availability and ability to integrate with other internal and third-party systems. Any failure, disruption, degradation or security incident affecting our enterprise resource planning systems, including those arising from system defects, human error, power outages, cyber incidents, unsuccessful upgrades or implementations or reliance on third-party vendors, could impair our ability to operate efficiently, process transactions accurately or produce timely and reliable financial information. Such events could result in operational disruptions, control deficiencies, remediation costs or delays in reporting and could materially adversely affect our business, financial condition, results of operations and cash flows.

We also rely on numerous third parties, including suppliers, distributors, co-packers, cloud providers and other business partners, for critical technology and operational functions. Our reliance on cloud service providers such as Microsoft Azure and other third-party platforms exposes us to risks from service interruptions, outages or security failures outside of our control. Prolonged downtime or performance issues with these providers could impair our ability to process transactions, manage operations or access essential data. Because we do not control the cybersecurity or data protection practices of these third parties, breaches or outages affecting their systems could also compromise our data or disrupt our operations. Because we do not control the operations, governance, or compliance practices of these third parties, our reliance on them may increase our exposure to cybersecurity incidents, business interruptions, and regulatory or legal risk. Although we maintain procedures, training and insurance coverage designed to reduce these risks, no system is completely secure or immune to interruption. Coordination with third-party providers in responding to an incident may delay containment or mitigation efforts, increasing potential losses.

A cybersecurity breach could result in the loss or theft of investor data or funds, the inability to access electronic systems, loss or theft of proprietary information or corporate data, disruption of our operations, physical damage to a computer or network system, or costs associated with system repairs. Such incidents could cause the Company to incur regulatory penalties, reputational damage, remediation costs, litigation costs, additional compliance costs, or financial loss. Intentional cybersecurity breaches include: unauthorized access to systems, networks, or devices (such as through “hacking” activity); infection from computer viruses or other malicious software code; and attacks that shut down, disable, slow, or otherwise disrupt operations, business processes, or website access or functionality. In addition, unintentional incidents can occur, such as the inadvertent release of confidential information (possibly resulting in the violation of applicable privacy laws).

Climate change and natural disasters may affect our business.

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, or outbreaks of diseases or other health issues, which may limit availability or increase the cost of certain ingredients used in our manufactured products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our customers products.

Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods and outbreaks of diseases or other health issues may disrupt our operations and supply chain. Additionally, increased demand for electricity, including from the expansion of data centers supporting AI and other technologies, may contribute to higher power and utility costs, which could increase our operating expenses and adversely affect our results of operations. In addition, public expectations for reductions in greenhouse gas emissions could negatively impact our energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment. Changes in applicable laws, regulations, standards or practices related to greenhouse gas emissions, packaging and water scarcity and reporting requirements with respect thereto, as well as initiatives by advocacy groups in favor of certain climate change-related laws, regulations, standards or practices, may result in increased compliance costs, capital expenditures and other financial obligations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have several agreements and arrangements, described in this filing, our previous SEC filings and to be described in our proxy statement for our 2026 annual meeting of stockholders, including the lease of real property from Vitamin Realty Associates, L.L.C. (“Vitamin Realty”), the sale of our financial debt securities, and issuance of our common stock, which involved transactions with entities owned, in whole or in part, by  the Estate of the former Executive Chairman and our Co-Chief Executive Officers and other of our significant shareholders and/or directors, who collectively own a majority of our shares of common stock. Although we believe that these transactions were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties, transactions with related parties can potentially pose a conflict of interest.

Our Executive Officers and Directors have majority voting power and may take actions that may not be in the best interest of other stockholders, but in their own interest.

Collectively, our Executive Officers, Directors and one other significant stockholder, beneficially own approximately 72% of our outstanding shares of common stock as of September 25, 2026. If these stockholders act together, they would be able to exert significant control over our management and affairs since significant corporate transactions require stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

-12

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

Furthermore, in March 2024, the SEC announced rules that, among other matters, establish a framework for reporting climate-related risks. As a result of these additional reporting obligations, which we will have to comply with starting with our disclosures for the year ending June 30, 2027, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

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

Item 2. Properties

Warehouse and office facilities are leased from Vitamin Realty, which is controlled with 41% ownership by each of the Company’s Co-Chief Executive Officers and directors of the Company and 18% by their mother, a major stockholder of the Company. On January 5, 2012, MDC, a wholly-owned subsidiary of the Company, entered into a second amendment to the lease (the “Second Lease Amendment”) with Vitamin Realty for its office and warehouse space in Hillside, New Jersey increasing its rentable square footage from an aggregate of 74,898 square feet to 76,161 square feet and extending the expiration date to January 31, 2026.

On July 15, 2022, MDC entered into a third amendment to the lease (the “Third Lease Amendment”) with Vitamin Realty, increasing its rentable square footage to 116,175. This Third Lease Amendment provides for minimum annual rental payments of $842, plus increases in real estate taxes and the building operating expenses allocation percentage and was effective as of July 1, 2022.  On February 17, 2026, MDC entered into a fourth amendment of the lease (the “Fourth Lease Amendment”). The Fourth Amendment, decreases the rentable square footage to 110,095, provides for minimum annual rental payments of $1,101 and extends the expiration date to January 31, 2029.

We also own a 40,000 square foot manufacturing facility in Hillside, New Jersey. The space is utilized for MDC’s tablet and capsule manufacturing operations.

In November 2022, MDC Warehousing and Distribution, Inc. entered into a lease agreement for 12,500 square feet of warehouse space in Elizabeth, New Jersey. This lease provides for minimum annual rent payments starting at $134 in year one, with a gradual increase to $150 by year 5. The lease expiration date is November 30, 2027.

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

Set forth below are the high and low bid quotation of the Company’s common stock as quoted on the OTCQX® Best Market, for each of the fiscal quarters in the fiscal years ended June 30, 2026 and 2025. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

COMMON STOCK	HIGH	LOW

FISCAL YEAR ENDED June 30, 2025
First Quarter	$0.2300	$0.1600
Second Quarter	$0.3000	$0.2300
Third Quarter	$0.3337	$0.2520
Fourth Quarter	$0.3301	$0.2490

FISCAL YEAR ENDED June 30, 2026
First Quarter	$0.3350	$0.2620
Second Quarter	$0.3402	$0.2401
Third Quarter	$0.3501	$0.2707
Fourth Quarter	$0.2900	$0.1710
July 1, 2026 to September 18, 2026	$0.1800	$0.1407

Holders

As of September 23, 2026, there were approximately 74 holders of record of the Company’s common stock. This number does not include beneficial owners holding shares through nominee names.

Dividends

We have not declared or paid a dividend with respect to our common stock during the fiscal years ended June 30, 2026 and 2025, nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plans

The following table provides information, as of June 30, 2026, about the Company's equity compensation plans:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	(a)	(b)	reflected in column (a))

Equity compensation plans approved by security holders	5,113,350	$0.38	6,773,500
Equity compensation plans not approved by security holders	-	-	-
Totals	5,114,350	$0.38	6,773,500

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended June 30, 2026, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, purchased any of our common stock or other securities.

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

In the fiscal year ended June 30, 2026, our net sales from operations decreased by $10,481 to approximately $43,872 from approximately $54,353 in the fiscal year ended June 30, 2025. Our net sales decreased by approximately $9,294 and $1,187 in our Contract Manufacturing Segment and Other Business Lines Segment, respectively. These decreases were primarily from decreased sales to the two major customers and all other customers in the Contract Manufacturing Segment in the amounts of $6,310 and $2,984, respectively. The decrease in all others was concentrated in one customer in the amount of $2,045. The decrease in the Other Business Lines Segment was the result of the loss of three major customers in this segment which amounted to $1,509 and was offset by a net increase in other customers of $322 in the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025. As a result of the decline in sales our profit margins decreased by 8.4% in the fiscal year ended June 30, 2026, from 10.2% in the fiscal year ended June 30, 2025 to 1.8% in the fiscal year ended June 30, 2026. While our sales declined, our fixed manufacturing costs remained approximately the same year over year.

We had consolidated selling and administrative expenses of approximately $3,505 and $3,542 in the fiscal years ended June 30, 2026 and 2025, respectively. The decrease in the consolidated selling and administrative expenses of $37, or approximately 1.1%, was primarily from decreases in salaries and employee benefits of $99 offset by increases in professional and consulting fees and all other selling and administrative expenses of $36 and $25, respectively.  Our salaries decreased by $127 and was offset by an increase in employee benefits of $28.  The major decrease in salaries was from lower commission payouts of $104 which are based on a percentage of sales and a net decrease of $23 resulting from decreases in salaries from layoffs of $69, offset by a net increase in salaries of $46 for the remaining employees. The employee benefit increase was primarily from increases in our medical insurance premiums for our non-union employees.

In the fiscal years ended June 30, 2026 and 2025, we had an operating loss of $2,705 and operating income of approximately $2,020, respectively.

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

If the historical data we use to calculate the allowance provided for credit losses does not reflect the future ability to collect outstanding receivables, additional provisions for credit losses may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses; and would reduce the operating results in the period in which the increase is recorded.  Amounts determined to be uncollectible are written off against the credit loss or other reserve accounts. In each of the fiscal years ended June 30, 2026 and 2025, we had an allowance for credit losses of less than $20.

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

Results of Operations (in thousands, except share and per share amounts)

The following table sets forth the income statement data of the Company as a percentage of net sales for the periods indicated:

	For the Fiscal Year Ended June 30,
	2026	2025

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	98.2%	89.8%
Selling and administrative	8.0%	6.5%
Total costs and expenses	106.2%	96.3%
(Loss) income from operations	(6.2% )	3.7%

Other income, net:
Interest income, net	0.4%	0.1%
Other income (expense), net	(0.0% )	0.0%
Total other income, net	0.4%	0.1%
(Loss) income before income taxes	(5.8% )	3.8%

Federal and state income tax expense, net	0.6%	2.4%

Net (loss) income	(6.4% )	1.4%

Year ended June 30, 2026 Compared to the Year ended June 30, 2025

Sales, net.  Net sales for the fiscal year ended June 30, 2026 and 2025 were $43,482 and $54,353, respectively, a decrease of $10,481 or 19.3%. The decrease is comprised of the following:

	Fiscal Year Ended		Dollar Increase	Percentage
	June 30,		(Decrease)	Change
	2026	2025	2026 vs 2025	2026 vs 2025
	(dollars in thousands)
Contract Manufacturing:
US Customers	$33,748	$40,956	$(7,208)	(17.6%	)
International Customers	8,640	10,726	(2,086)	(19.4%	)
Net sales, Contract Manufacturing	42,388	51,682	(9,294)	(18.0%	)

Other Nutraceuticals:
US Customers	1,484	2,671	(1,187)	(44.4%	)
International Customers	-	-	-	-
Net sales, Other Nutraceuticals	1,484	2,671	(1,187)	(44.4%	)

Total net sales	$48,872	$54,353	$(10,481)	(19.3%	)

In the fiscal years ended June 30, 2026 and 2025, a significant portion of our consolidated net sales, approximately 90% and 84%, respectively, were concentrated among two customers, Life Extension and Herbalife, customers in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 68% and 25% and 62% and 26%, respectively, of our Contract Manufacturing Segment’s net sales in the fiscal years ended June 30, 2026 and 2025, respectively. One customer, Life Technologies, Inc. (“Life Tech”) and four customers, Trusted Influencers Inc., Thermosource Tooling and Manufacturing, Life Tech and Eastern Drayage (customers of our Other Business Lines Segment), while not significant customers of our consolidated net sales, represented 29% and 32%, 25%, 11%, and 10%, respectively, of the Other Business Lines Segment net sales in the fiscal years ended June 30, 2026 and 2025, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations.

The decrease in net sales of approximately $10,481 was the result of decreased sales of approximately $9,294 and $1,187 in our Contract Manufacturing and Other Business Lines Segments, respectively. These decreases were primarily from decreased sales to the two major customers and all other customers in the Contract Manufacturing Segment in the amounts of $6,310 and $2,984, respectively. The decrease in all others was concentrated in one customer in the amount of $2,045. The decrease in the Other Business Lines Segment was the result of the loss of three major customers in this segment which amounted to $1,509 and was offset by a net increase in other customers of $322 in the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025.

Cost of sales. Cost of sales decreased by $5,719 to $43,072 for the fiscal year ended June 30, 2026, as compared to $48,791 for the fiscal year ended June 30, 2025, a decrease of approximately 11.7%. Cost of sales as a percentage of sales was approximately 98.2% and 89.8% for the fiscal years ended June 30, 2026 and 2025, respectively. The decrease in the cost of goods sold amount is consistent and expected with the decrease in net sales as well as the increase in the cost of goods sold as a percentage of net sales as our fixed manufacturing costs remained approximately the same year over year.

Selling and Administrative Expenses. There was a decrease in selling and administrative expenses of $37 or approximately 1.1% in the fiscal year ended June 30, 2026 as compared to the fiscal year ended June 30, 2025. As a percentage of sales, net, selling and administrative expenses were approximately 8.0% and 6.5% for the fiscal year ended June 30, 2026 and 2025, respectively. We had decreases in salaries and employee benefits of $99 offset by increases in professional and consulting fees and all other selling and administrative expenses of $36 and $25, respectively. Our salaries decreased by $127 and was offset by an increase in employee benefits of $28.  The major decrease in salaries was from lower commission payouts of $104 which are based on a percentage of sales and a net decrease of $23 resulting from decreases in salaries from layoffs of $69, offset by a net increase in salaries of $46 for the remaining employees. The employee benefit increase was primarily from increases in our medical insurance premiums for our non-union employees.

Other income, net. Other income, net was approximately $142 and $42 for the fiscal years ended June 30, 2026 and 2025, respectively and is composed of:

	Fiscal Year Ended
	June 30,
	2026	2025
	(dollars in thousands)
Other income (expense):
Interest income, net	$154	$39
Other income (expense), net	(12)	3
Total Other income (expense), net	$142	$42

Our interest income, net increased by $115 in the fiscal year ended June 30 2026 primarily due to higher average daily cash balances in our cash operating accounts resulting in increased interest credited to our account in fiscal year ended June 30, 2026 compared to the comparable prior period. Interest income was offset by interest expense of $14 and $46 in the fiscal years ended June 30, 2026 and 2025, respectively.

Other income (expense), net is from recognizing impairment charges of $30 and $28 in the fiscal years ended June 30, 2026 and 2025 respectively, offset by gain on disposal of $6 of machinery and equipment and other income of $12 in the fiscal year ended June 30, 2026 and a net gain of $31 on disposals of machinery and equipment and other business assets in the fiscal year ended June 30, 2025.

Federal and state income tax expense, net. In the fiscal year ended June 30, 2026 and 2025, we had a federal and state income tax expense, net of $279 and $1,254, respectively.  The fiscal year ended June 30, 2026 and 2025 federal and state income tax expense includes changes in the valuation allowance on deferred tax assets in the amounts of $779 and $505, respectively.

We continue to maintain a reserve on a portion of our deferred tax assets as it has been determined that it is “more likely than not” that the Company’s deferred tax assets, other than federal net operating losses, may not be fully realized.

Net (loss) income. In the fiscal year ended June 30, 2026, we had a net loss of $2,842 compared to net income of $808 in the fiscal year ended June 30, 2025. The decrease of approximately $3,650 was primarily the result of decreased operating income of $4,725, offset by the decrease in income tax expense of $975.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows provided by or used in operating, investing and financing activities:

	For the fiscal year ended June 30,
	2026	2025
	(dollars in thousands)
Net cash provided by operating activities	$1,241	$2,065
Net cash used in investing activities	$(340)	$(205)
Net cash (used in) provided by financing activities	$(45)	$78
Cash at end of year	$4,471	$3,615

At June 30, 2026 and 2025, we had working capital of $11,577 and $14,515, respectively. Our current assets decreased by $1,384 and our current liabilities increased by $1,554, respectively, from June 30, 2025 to June 30, 2026. The decrease in current assets was primarily from decreases in accounts receivable and inventories of $2,096 and $220, respectively, offset by an increase in cash of $856. Our current liabilities increased primarily from increases of $933 and $527 in accounts payable and the current portion of our operating lease liabilities, respectively.

Our Loan Agreement provides a committed line of credit under which we may request, and PNC will make advances to us from time to time until April 14, 2027, in an aggregate amount of $4,000 (the “Line of Credit”) and a Convertible Line of Credit Note (Daily SOFR) payable to the order of PNC in an amount in the aggregate at any time outstanding not to exceed $250 (the "Convertible ELOC").  Advances under the Convertible ELOC will be used for the purchase of equipment and/or vehicles.

Operating Activities

Net cash provided by operating activities of $1,241 in the fiscal year ended June 30, 2026 includes a net loss of approximately $2,842. After adjusting the net loss for noncash expenses, including depreciation and amortization, compensation expense for employee stock options, allowances for credit losses and changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was a decrease of approximately $968. Cash in the amount of approximately $2,209 from our working capital assets and liabilities was provided for in our operating activities and was primarily the result of decreases in accounts receivable and inventories of $2,096 and $220, respectively and an increase in accounts payable of $933.  These increases were offset, in part, by a decrease in operating lease obligations of $1,034 and an increase in other assets of $89.

Net cash provided by operating activities of $2,065 in the fiscal year ended June 30, 2025 includes a net income of approximately $808. After excluding the effects of non-cash expenses and income, such as depreciation and amortization, compensation expense for employee stock options, allowances for credit losses and changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was an increase of approximately $3,567. Cash in the amount of approximately $1,502 from our working capital assets and liabilities was used in our operating activities and was primarily the result of decreases in accrued expenses and other liabilities of $1,355, operating lease obligations of approximately $945, accounts payable of $211 and increases in accounts receivable of $781 and other assets of $92, offset by a decrease in inventories of $1,882.

Investing Activities

Cash used in investing activities was used for the purchase of machinery and equipment for approximately $346 and $205 in the fiscal years ended June 30, 2026 and 2025, respectively.  Additionally, in the fiscal year ended June 30, 2026, we received cash proceeds of $6 for the sale of machinery and equipment.

Financing Activities

Cash used in financing activities was approximately $45 for the fiscal year ended June 30, 2026, and was for payments under our financed lease obligations.

Cash provided by financing activities was approximately $78 for the fiscal year ended June 30, 2025, and was primarily from proceeds from the exercise of stock options of $86, offset by payments under our financed lease obligations of $8.

As of June 30, 2026, we had cash of approximately $4,471, funds available under our Line of Credit and Convertible ELOC of approximately $4,250 and working capital of $11,577. We had a loss from operations of approximately $2,705 in the fiscal year ended June 30, 2026 and a net loss of approximately $2,842. After taking into consideration our interim results and current projections, management believes that operations, together with our credit facilities and equipment financing will support our working capital requirements at least through the twelve-month period ending in September 2027.

Our current total annual commitments as of June 30, 2026, for long term non-cancelable leases are approximately $1,345 consisting of obligations under operating leases for office and warehouse facilities and operating and finance lease obligations for the use of machinery and office equipment.

Capital Expenditures

The Company's capital expenditures in the fiscal years ended June 30, 2026 and 2025 were approximately $346 and $205, respectively. The Company has budgeted approximately $500 for capital expenditures for the fiscal year ending June 30, 2027.  The total amount is expected to be funded from cash provided from the Company’s operations and from lease financing or use of the Convertible ELOC.

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

Not Applicable.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

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

The Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2026 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (the “COSO Framework”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

Insider trading arrangements and policies

No directors or officers of the Company adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement during the fiscal year ended June 30, 2026.

A copy of the Company’s insider trading policy is filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 23, 2025 and incorporated by reference to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2026.

Item 11. Executive Compensation

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2026.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2026.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the Company’s Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2026.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this Annual Report on Form 10-K is set forth in the index to consolidated financial statements on Page 30 and is incorporated herein by reference.

(2) An index of exhibits incorporated by reference or filed with this Annual Report on Form 10-K is provided below.

Number	Description

3.1	Certificate of Incorporation of Integrated BioPharma, Inc., as amended (6)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Integrated BioPharma, Inc. (6)
3.3	By-Laws of Registrant (4)
4.1	Certificate of Designation of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of Integrated BioPharma, Inc. dated June 25, 2003 (1)
4.2	Certificate of Designation of Series C and Determination of Rights and Preferences of Series C Convertible Preferred Stock of Integrated BioPharma, Inc. dated February 21, 2008 (5)
10.1	Lease Agreement between the Company and Vitamin Realty Associates, dated January 10, 1997 (2)
10.1.1	Second Amendment of Lease, dated as of January 5, 2012, between Vitamin Realty Associates, L.L.C. and InB:Manhattan Drug Company, Inc. (8)
10.1.2	Third Amendment of Lease, dated as of July 15, 2022, between Vitamin Realty Associates, L.L.C. and Manhattan Drug Company, Inc. (9)
10.1.3	Fourth Amendment of Lease, dated as of February 17, 2026, between Vitamin Realty Associates, L.L.C. and Manhattan Drug Company, Inc. (13)

10.2	Integrated Health Technologies, Inc. 2001 Stock Option Plan, as amended (7)
10.3	Lease Agreement between Elizabeth Industrial Park, LLC c/o Palin Enterprises, and MDC Warehousing and Distribution, Inc. dated November 22, 2022. (10)
10.4	Loan Agreement dated as of April 15, 2025 between Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association (11)
10.4.1	Amendment to Loan Document dated as of April 15, 2025 by and between Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association (14)
10.5	Promissory Note - Line of Credit dated April 15, 2025 by and among Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association (11)
10.6	Promissory Note - Convertible Line of Credit dated April 15, 2025 by and among Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association (11)
10.6.1	Cancellation of Promissory Note –Convertible Line of Credit dated April 15, 2025 by and among Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association (14)
10.7	Security Agreement dated as of April 15, 2025 by and between Integrated BioPharma, Inc. and PNC Bank, National Association (11)
10.8	Security Agreement dated as of April 15, 2025 by and between Manhattan Drug Company, Inc. and PNC Bank, National Association (11)
10.9	Reimbursement Agreement for Standby and Commercial Letter(s) of Credit dated as of April 15, 2025 by and among Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and PNC Bank, National Association and any Bank Affiliate (11)
10.10	Convertible Line of Credit Note (Daily SOFR) dated June 30, 2026 by Integrated BioPharma, Inc. and Manhattan Drug Company, Inc. and payable to the order of PNC Bank, National Association (14)
14	Code of Business Ethics (3)
19	Insider Trading Policy (12)
21	Subsidiaries of the Registrant (15)
23	Consent of Independent Registered Public Accounting Firm (15)
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
101

The following financial information from Integrated BioPharma, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended June 30, 2026 and 2025, (ii) Consolidated Balance Sheets as of June 30, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended June 30, 2026 and 2025 , (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2026 and 2025, and (v) the Notes to Consolidated Statements. (15)

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

(7)	Incorporated herein by reference to the Company's Definitive Proxy Statement on Form DEF 14A, as revised, filed with the SEC on October 28, 2009.
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 21, 2012.
(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 13, 2022.
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 filed with the SEC on February 10, 2023.
(11)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on April 21, 2025.
(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 23, 2025.
(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2026.
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2026.
(15)	Filed herewith.

Item 16. Form 10-K Summary

None.

Item 8: Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting CBIZ CPAs P.C. (PCAOB ID Number 199) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31

Consolidated Statements of Operations for the fiscal years ended June 30, 2026 and 2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32

Consolidated Balance Sheets as of June 30, 2026 and 2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33

Consolidated Statements of Stockholders’ Equity for the fiscal years ended June 30, 2026 and 2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2026 and 2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36

. . . . . . . . .

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Integrated BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated  balance sheet of Integrated BioPharma, Inc. (the “Company”) as of June 30, 2026 and 2025, and the related consolidated  statements of operations, stockholders’ equity and cash flows for the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2009.

Morristown, New Jersey

September 25, 2026

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except share and per share amounts)

	2026	2025

Sales, net	$43,872	$54,353

Cost of sales	43,072	48,791

Gross profit	800	5,562

Selling and administrative expenses	3,505	3,542

Operating (loss) income	(2,705)	2,020

Other income, net:
Interest income, net	154	39
Other income (expense), net	(12)	3
Total other income, net	142	42

(Loss) income before income taxes	(2,563)	2,062

Income tax expense, net	279	1,254

Net (loss) income	$(2,842)	$808

Basic net (loss) income per common share	$(0.09)	$0.03

Diluted net (loss) income per common share	$(0.09)	$0.03

Weighted average common shares outstanding - basic	31,059,610	30,295,655
Add: Equivalent shares outstanding - stock options	-	872,717
Weighted average common shares outstanding - diluted	31,059,610	31,168,372

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30,
(in thousands, except share and per share amounts)

	2026	2025

Assets
Current Assets:
Cash	$4,471	$3,615
Accounts receivable (less allowance of credit losses of $20)	3,334	5,430
Inventories	9,142	9,362
Other current assets	432	356
Total current assets	17,379	18,763

Property and equipment, net	1,754	1,723
Operating lease right-of-use assets (includes $2,686 and $485 with a related party)	2,929	855
Finance lease right-of-use assets	144	171
Deferred tax assets, net	3,079	3,337
Security deposits and other assets	53	52
Total Assets	$25,338	$24,901

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$3,200	$2,267
Accrued expenses and other current liabilities	1,393	1,302
Current portion of finance lease obligation	48	45
Current portion of operating lease liabilities (includes $1,002 and $485 due to a related party)	1,161	634
Total current liabilities	5,802	4,248

Finance lease obligation	67	115
Operating lease liabilities (includes $1,718 and $0 due to a related party)	1,802	221
Total Liabilities	7,671	4,584

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common Stock, $0.002 par value; 50,000,000 shares authorized;
31,094,510 and 31,059,610 shares issued and outstanding, respectively	62	62
Additional paid-in-capital	51,965	51,773
Accumulated deficit	(34,261)	(31,419)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	17,667	20,317
Total Liabilities and Stockholders' Equity	$25,338	$24,901

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands, except shares)

	Common Stock		Additional	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2024	30,134,510	$60	$51,504	$(32,227)	34,900	$(99)	$19,238

Compensation expense for employee stock options	-	-	185	-	-	-	185
Shares issued upon exercise of stock options	960,000	2	84	-	-	-	86
Net income	-	-	-	112	-	-	808
Balance, June 30, 2025	31,094,510	62	51,773	(31,419)	34,900	(99)	20,317

Compensation expense for employee stock options	-	-	192	-	-	-	192
Net loss	-	-	-	(2,842)	-	-	(2,842)
Balance, June 30, 2026	31,094,510	$62	$51,965	$(34,261)	34,900	$(99)	$17,667

See accompanying notes to consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JUNE 30,
(in thousands)

	2026	2025
Cash flows from operating activities:
Net (loss) income	$(2,842)	$808
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of right-of-use assets	1,095	951
Depreciation and amortization	293	318
Deferred income taxes, net	258	1,264
Compensation expense on employee stock options	192	185
Allowance for (charge offs of) uncollectible accounts receivable, net	-	19
Loss on disposal of fixed assets	(6)	4
Impairment charge on equipment	30	28
Other, net	12	(10)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	2,096	(781)
Inventories	220	1,882
Other assets	(89)	(92)
(Decrease) increase in:
Operating lease obligations	(1,034)	(945)
Accounts payable	925	(211)
Accrued expenses and other current liabilities	91	(1,355)
Net cash provided by operating activities	1,241	2,065

Cash flows from investing activities:
Purchase of property and equipment	(346)	(191)
Purchase portion of right of use asset - financed	-	(14)
Proceeds from sale of property and equipment	6	-
Net cash used in investing activities	(340)	(205)

Cash flows from financing activities:
Proceeds from exercises of stock options	-	86
Repayments under financed lease obligations	(45)	(8)
Net cash (used in) provided by financing activities	(45)	78

Net increase in cash	856	1,938
Cash at beginning of fiscal year	3,615	1,677
Cash at end of fiscal year	$4,471	$3,615

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$9	$47
New Jersey state income taxes, net	$-	$82
Supplemental disclosures of non-cash transactions:
Acquisition of operating right-of-use asset, net and operating lease obligations, net	$3,142	$9
Amount owed on purchase of property and equipment	8	-
Acquisition of finance right-of-use asset, net and finance lease obligations, net	-	161
Transfer of finance right-of-use asset, net to property and equipment, net	-	80

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

Shipping and Handling Costs. Shipping and handling costs were approximately $690 and $927 for the fiscal years ended June 30, 2026 and 2025, respectively, and are included in cost of sales in the accompanying Consolidated Statements of Operations.

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

The Company files U.S. federal and New Jersey state income tax returns. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions, if any, taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2026 or 2025.

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

Accounts Receivable and Allowance for Credit Losses. In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for credit losses, reflect the net realizable value of receivables, and approximate fair value. The Company believes there is no concentration of credit risk with any single customer whose failure or nonperformance would materially affect the Company’s results other than as discussed in Note 9(c) – Significant Risks and Uncertainties – Major Customers. On a regular basis, the Company evaluates its accounts receivables and establishes an allowance for credit losses based on a combination of specific customer circumstances, credit conditions, and historical write-offs and collections. The allowance for credit losses as of June 30, 2026 and 2025 was $20. Accounts receivable are charged off against the allowance after management determines that the potential for recovery is remote.

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

Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance was effective for this annual period beginning July 1, 2025 on a prospective basis, with a retrospective option, with early adoption permitted. The Company has adopted this standard on a retrospective basis and the standard did not have a significant impact on its consolidated financial statements and disclosures.  See Note 7. Income Taxes for the Company’s income tax disclosures.

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

In December 2025, the FASB issued ASU 2025-11 – Interim Reporting (Topic 270) Narrow-Scope Improvements,  which improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when the guidance is applicable. The update is effective for the Company’s interim reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	June 30,
	2026	2025

Raw materials	$6,097	$5,725
Work-in-process	1,902	2,736
Finished goods	1,143	901
Total	$9,142	$9,362

Note 4. Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2026	2025

Land and building	$1,250	$1,250
Leasehold improvements	1,549	1,414
Machinery and equipment	7,383	7,249
	10,182	9,913
Less: Accumulated depreciation and amortization	(8,428)	(8,190)
Total	$1,754	$1,723

Depreciation and amortization expense was $293 and $318 for the fiscal years ended June 30, 2026 and 2025, respectively. The Company disposed of fully depreciated property of $55 and $61 in the fiscal years ended June 30, 2026 and 2025, respectively. Additionally, in the fiscal year ended June 30, 2025, the Company transferred a right of use asset in the amount of $112 with a net book value of $80 to machinery and equipment that it acquired upon the payment in full of the related financing obligation. In the fiscal years ended June 30, 2026 and 2025, the Company recognized a permanent impairment of $30 and $28 and a gain (loss) on disposal of fixed assets of $6 and $(4), respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5. Lines of Credit

Loan Agreement

On June 30, 2026, Integrated BioPharma, Inc. (the "Company") and Manhattan Drug Company, Inc., a wholly owned subsidiary of the Company (collectively, the "Borrower"), entered into an Amendment to Loan Documents (the "First Amendment") with PNC Bank, National Association ("PNC") amending certain loan documents related to the Loan Agreement entered into with PNC dated as of April 15, 2025 (the “Loan Agreement”). The First Amendment extends the expiration date of the existing committed revolving line of credit to April 14, 2027 (the "Expiration Date").  The revolving line of credit continues to provide for advances in an aggregate principal amount outstanding at any time not to exceed $4,000.  The Borrower also entered into a Convertible Line of Credit Note (Daily SOFR) payable to the order of PNC in an amount in the aggregate at any time outstanding not to exceed $250 (the "Convertible ELOC").  Advances under the Convertible ELOC will be used for the purchase of equipment and/or vehicles. The First Amendment terminated the Convertible Equipment Line of Credit Note (Daily SOFR), dated as of April 15, 2025, by the Borrower and payable to the order of PNC Bank in the amount not to exceed $500, which had matured and is of no further force or effect and has been replaced by the Convertible ELOC.

The Loan Agreement provides a committed revolving line of credit under which the Company may request, and PNC will make advances to the Company from time to time until the Expiration Date, in an aggregate amount outstanding at any time not to exceed $4,000.

The Line of Credit bears interest at a rate per annum which is equal to the sum of (A) Daily one-month SOFR plus (B) 250 basis points (2.50%). Accrued interest will be due and payable on the same day of each month, beginning with the payment due on May 15, 2025. The outstanding principal balance and any accrued but unpaid interest shall be due and payable on the Expiration Date.

Prior to the conversion date under the Convertible ELOC (the "Conversion Date”), amounts outstanding under the Convertible ELOC will bear interest at a rate per annum (the "Daily Rate”) equal to the sum of (i) daily one-month SOFR plus (ii) 250 basis points (2.50%), and from and after the Conversion Date, amounts outstanding under the Convertible ELOC will bear interest for the remaining term at either (i) a rate per annum equal to the Daily Rate or (ii) a fixed rate of interest per annum as offered to the Borrower by the Bank in its sole discretion and agreed upon in writing between the Borrower and PNC.

As of June 30, 2026, the Company did not meet its Fixed Charge Coverage Ratio, as defined in the Loan Agreement, of 1.10 to 1.0 and has requested a waiver from PNC for this default which it expects to receive. As of June 30, 2026 and 2025, the Company had no debt outstanding under its Lines of Credit.

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

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 6. Interest Expense

The components of interest expense for the fiscal years ended June 30, 2026 and 2025 are presented below:

	For the fiscal year ended June 30,
	2026	2025

Interest on Senior Debt	$-	$22
Amortization of prepaid financing costs	12	24
Interest Expense	$12	$46

The weighted average interest rate paid was 0% and 8.01% in the fiscal years ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and 2025, the Company had no unpaid interest.

Note 7. Income Taxes

The Company’s net (loss) income before income taxes for the fiscal years ended June 30, 2026 and 2025 was $(2,563) and $2,062, respectively.

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 21% to pre-tax income as follows:

	For the fiscal year		For the fiscal year
	ended June 30, 2026		ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Expected federal (benefit) income tax	$(538)	21.0%	$433	21%
Expected state (benefit) income tax	(213)	8.3%	(33)	(1.6)%
Changes in valuation allowance	772	(30.1)%	848	41.1%
Expiration of capital loss carry forward	242	(9.5)%	-	0.0%
Non deductible expenses
Stock compensation	13	(0.5)%	12	0.6%
Other	1	(0.0)%	1	0.0%
Other differences	2	(0.1)%	(7)	(0.3)%
Income tax expense	$279	(10.9)%	$1,254	60.8%

New Jersey represents substantially all of the state (benefit) income tax above.

The components of the provision for income taxes consists of the following:

	For the fiscal year
	ended June 30,
	2026	2025

Current - Federal tax (benefit) expense	$-	$-
Current - State tax expense	21	18
Deferred - Federal tax expense	(315)	538
Deferred - State tax (benefit)	(206)	193
	(500)	749
Changes in valuation allowance	779	505
Income tax expense, net	$279	$1,254

The Company files consolidated U.S. federal and combined state of New Jersey income tax returns.

- 41

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial accounting purposes and the amounts used for income tax reporting. Significant components of the Company’s net deferred tax assets are as follows:

	June 30,
	2026	2025
Deferred Tax Assets
Net operating loss	$5,074	$4,367
Capital loss carryover	250	492
Stock options	212	164
Inventory	105	121
Other	192	192
Total deferred tax assets	5,833	5,336
Deferred tax liabilities
Depreciation	(199)	(223)
Total gross deferred tax assets, net
Valuation allowance	(2,555)	(1,776)
Total deferred tax asset, net	$3,079	$3,337

The Company has net operating losses (“NOL”) of approximately $21,626 and $19,249 for federal tax purposes for the fiscal years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, $19,176 of the federal NOL’s expire beginning in 2028, which were federal NOLs generated prior to 2018 and $2,450 of NOLs generated post 2018 which have an indefinite life, subject to 80% of taxable income in each taxable year used. Additionally, as of June 30, 2026 and 2025, the Company has New Jersey state NOL’s of approximately $3,877 and $4,005, respectively, which expire beginning in 2031 through 2039. The Company also has capital loss carryforwards of $1,191 of which $270 and $920 will expire in 2027 and 2028, respectively.

Realization of the NOL carryforwards and other deferred tax temporary differences is contingent on future taxable earnings. The Company’s deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. One of the criteria considered in this assessment is the Company’s history of cumulative losses in recent years. Such cumulative losses are considered objective negative evidence under ASC 740 and are considered in the realizability analysis. While the current fiscal year ended June 30, 2026 is the Company’s first net operating loss in several years, it did offset the previous two years of operating income, resulting in a cumulative loss. Although the Company has cumulative losses for this three-year lookback period, the Company is not anticipating operating losses in subsequent years. This, along with the aging of the NOL’s supports management’s opinion that it is more likely than not that some of the Company’s NOL’s will not be utilized in the foreseeable future.  Accordingly, in the fiscal years ended June 30, 2026 and 2025, valuation allowances in the amounts of $1,000 and $830 were recorded against the Company’s deferred tax asset relating to its federal NOL, respectively. In the fiscal year ended June 30, 2025, the Company released its valuation reserve on its state NOL’s in the amount of $347, as there was a change in the tax regulations that permitted the Company to use NOL’s generated by the combined group to offset current year taxable income for the combined group.  Prior years only permitted the entity that generated the NOL to offset against its current taxable income.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

The utilization of the Company’s federal NOLs could be subject to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of NOLs and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382 results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period.  The Company has not completed an analysis of an ownership change under Section 382 of the Code.  To the extent that a study is completed and an ownership change is deemed to occur, the Company’s NOLs could be limited.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended June 30, 2026. Additionally, there were no interest or penalties outstanding as of or for each of the fiscal years ended June 30, 2026 and 2025.

The latest three years of Federal and four years of state tax returns filed for the fiscal years ended through June 30, 2025 are currently open. The tax returns for the year ended June 30, 2026 will be filed by March 15, 2027.

Note 8. Profit-Sharing Plan

The Company maintains a profit-sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code, covering all nonunion employees meeting age and service requirements. Contributions are determined by matching a percentage of employee contributions. For the fiscal years ended June 30, 2026 and 2025, the Company contributed approximately $91 and $86, respectively, into the plan for the benefit of the eligible employees participating in the plan.

Note 9. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at several financial institutions. Deposits at each institution are insured by the Federal Deposit Insurance Corporation up to $250. As of June 30, 2026, the Company had $4,381 in uninsured deposits at these financial institutions.

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

(c) Major Customers. In the fiscal years ended June 30, 2026 and 2025, approximately 90% and 84% of consolidated net sales, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represent approximately 68% and 25% and 62% and 26%, respectively, of this segment’s net sales in the fiscal years ended June 30, 2026 and 2025, respectively. Accounts receivable from these two major customers represented approximately 81% and 76% of total net accounts receivable as of June 30, 2026 and 2025, respectively. The loss of any of these customers could have an adverse effect on the Company’s operations. One and four customers in the Other Business Lines Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 29% and 32%, 25%, 11% and 10%, respectively, of net sales of the Other Business Lines Segment in the fiscal years ended June 30, 2026 and 2025, respectively. Major customers are those customers who account for more than 10% of net sales.

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

As of June 30, 2026, approximately 77% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on September 30, 2026, as extended on July 21, 2026 from an original expiration date of August 31, 2026.

The Company has seen a negative impact in our margins due to inflation, tariffs and to a lesser extent, tightened labor markets as we strive to increase prices to our customers as our operating costs increase.  We may not be able to timely increase our selling prices to our customers resulting from price increases from our suppliers due to various economic factors, including tariffs and other inflationary costs, labor and shipping costs and our own increases in shipping, labor and other operating costs. Our results of operations may also be affected by economic conditions, including tariffs and other inflationary pressures, that can impact consumer disposable income levels and spending habits, thereby reducing the orders we may receive from our significant customers.

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

The components of lease expense for the fiscal year ended June 30, 2026 and 2025 were as follows:

	2026			2025
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating Lease Costs	$918	$150	$1,068	$842	$172	$1,014

Finance Operating Lease Costs:
Amortization of right-of use assets	$-	$27	$27	$-	$7	$7
Total Finance Lease Costs	$-	$27	$27	$-	$7	$7

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

Rent expense, lease amortization costs and imputed interest costs on these related party leases were $1,541 and $1,345 for the fiscal years ended June 30, 2026 and 2025, respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and 2025, the Company had no outstanding current obligations to Vitamin Realty. Additionally, as of June 30, 2026 and 2025, the Company has operating lease obligations of $2,720 and $485, respectively, with Vitamin Realty as noted in the accompanying Consolidated Balance Sheet.

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

As of June 30, 2026, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$2,686	$1,002	$1,718	$2,944
Warehouse Lease	192	134	58	210
Transportation Lease	21	19	2	22
Office equipment leases	30	6	24	35
	$2,929	$1,161	$1,802	$3,211

As of June 30, 2025, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Leases	$485	$485	$-	$491
Warehouse Lease	317	125	192	354
Transportation Lease	39	18	21	43
Office equipment leases	14	6	8	16
	$855	$634	$221	$904

As of June 30, 2026 and 2025, the Company’s weighted average discount rate is 6.41% and 5.31% for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 2.5 years and 1.4 years, respectively.

Financed Lease Obligation.

As of June 30, 2026, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases is as follows:

	Right-of-use Assets	Current Portion Finance Lease Obligations	Finance Lease Obligations	Remaining Cash Commitment

US Bank	$113	$40	$42	$89
ByLine Financial Group	31	8	25	36
	$144	$48	$67	$125

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

As of June 30, 2026 and 2025, the Company’s weighted average discount rate is 6.89% and 4.51% for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 2.5 years and 3.4 years, respectively.

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2026 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$950	$173	$1,123
Operating cash flows from finance lease obligations	-	9	9
Financing cash flows from finance lease obligations	-	45	45

Supplemental cash flows information related to leases for the fiscal year ended June 30, 2025 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$842	$184	$1,026
Operating cash flows from finance lease obligations	-	-	-
Financing cash flows from finance lease obligations	-	8	8

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Maturities of operating lease liabilities as of June 30, 2026 were as follows:

Year ending June 30,	Operating Lease Commitment	Related Party Operating Lease Commitment	Finance Lease Obligation	Total

2027	$176	$1,115	$54	$1,345
2028	72	1,148	54	1,274
2029	8	681	9	698
2030	7	-	8	15
2031	4	-	-	4
Total minimum lease payments	267	2,944	125	3,336
Imputed interest	(25)	(224)	(10)	(259)
Total	$242	$2,720	$115	$3,077

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

Note 12. Equity Transactions and Stock-Based Compensation

Stock Option Plans. In December 2025, the Board of Directors adopted the Integrated BioPharma, Inc. Equity Incentive Plan (the “2025 Plan”) which authorized the grants of options or restricted shares to employees, officers, directors and consultants which provides for the issuance of 7,500,000 underlying shares of the Company’s Common Stock at the discretion of the Board of Directors. Prior to the adoption of the Plan, the Company had adopted the 2001 Stock Option Plan, as amended (the “2001 Plan”) and the 1997 Stock Option Plan (the “1997 Plan”) that provided for the issuance of up to 13,000,000 and 5,000,000 shares of common stock, respectively. Stock option grants may not be priced less than the fair market value of the Company’s common stock at the date of grant. Options granted are generally for ten-year periods, except that incentive stock options granted to a 10% stockholder (as defined) are limited to five-year terms. As of June 30, 2026, the Company has 6,773,500 shares of common stock remaining under the 2025 Plan. The 1997 Plan and 2001 Plan were terminated with the adoption of the 2025 Plan with no future options to be issued under either plan.

In the fiscal year ended June 30, 2026, the Board of Directors authorized the issuance of 534,000 stock options to Company officers and employees and 200,000 stock options to the Company’s non-executive directors. The Company issued 526,500 stock options with an exercise price of $0.31 and $0.35, vesting over three years, to the officers and employees, 200,000 shares to the non-executive directors (50,000 each) with an exercise price of $0.19 and $0.20, vesting over one year, 25% at the end of each quarter ending September 30, 2026, December 31, 2026, March 31, 2027 and June 30, 2027, each grant with expiration terms of ten years from the date of grant.

For the fiscal years ended June 30, 2026 and 2025, the Company incurred stock-based compensation expense of $192 and $185, respectively. The Company expects to record additional stock-based compensation of $239 over the remaining estimated vesting period of approximately two and a half years.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company used the following assumptions to calculate the fair value of the stock option grants using the Black-Scholes option pricing model on the measurement date during the year ended June 30, 2026:

Risk Free Interest Rate	3.94% to 4.41%
Volatility	96.9% to 108.5%
Term	7.5 to 10.0 years
Dividend Rate	0.00%
Closing Price of Common Stock	$$0.18 to $0.32

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

In the fiscal year ended June 30, 2025, the Board of Directors authorized the issuance of 890,000 stock options to Company officers, employees and directors with exercise prices ranging from $0.18 to $0.34, vesting over one or three years, with terms of ten years.

In the fiscal years ended June 30, 2026 and 2025, stock options in the aggregate amount of 5,113,350 and 2,445,850 were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would have been anti-dilutive.

The intrinsic value of options outstanding and exercisable as of June 30, 2026 and 2025 was $0 and $227, respectively.

A summary of the Company’s stock option activity, and related information for the years ended June 30, follows:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of July 1, 2024	4,749,183	$0.34
Granted	890,000	0.29
Exercised	(960,000)	0.09
Terminated	(11,833)	0.24
Expired	(186,000)	0.39
Outstanding as of June 30, 2025	4,481,350	0.34
Granted	726,500	0.29
Exercised	-	-
Terminated	(52,666)	0.30
Expired	(41,834)	0.54
Outstanding as of June 30, 2026	5,113,350	$0.38

Exercisable at June 30, 2025	3,277,517	$0.42
Exercisable at June 30, 2026	3,899,350	$0.40

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table summarizes the range of exercise prices and weighted-average exercise prices for stock options outstanding and exercisable as of June 30, 2026 under the Company’s stock option plans:

							Weighted
				Weighted	Weighted Average		Average
				Average	Remaining		Exercise
Range of Exercise Price			Outstanding	Exercise Price	Contractual Life (years)	Exercisable	Price

$0.18	-	$0.20	400,000	$0.19	9.1	200,000	$0.19
$0.21	-	$0.21	1,152,000	0.21	2.9	1,152,000	0.21
$0.23	-	$0.23	100,000	0.23	0.4	100,000	0.23
$0.24	-	$0.26	552,500	0.25	7.4	368,333	0.25
$0.30	-	$0.33	400,000	0.32	8.0	400,000	0.32
$0.31	-	$0.35	981,500	0.33	8.6	151,667	0.33
$0.41	-	$0.41	386,500	0.41	6.4	386,500	0.41
$0.51	-	$0.51	200,000	0.51	6.0	200,000	0.51
$0.65	-	$0.65	538,000	0.65	4.4	538,000	0.65
$0.95	-	$0.95	402,850	0.95	5.4	402,350	0.95
$0.18	-	$0.95	5,113,350	$0.38	5.8	3,899,350	$0.40

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

The international sales, concentrated primarily in Europe, for the fiscal years ended June 30, 2026 and 2025 were $8,640 and $10,726, respectively.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Financial information relating to the fiscal years ended June 30, 2026 and 2025 operations by business segment are as follows:

		Sales, Net
		U.S.	International		Cost of	Gross		Capital
		Customers	Customers	Total	Sales	Profit (Loss)	Depreciation	Expenditures
Contract Manufacturing	2026	$33,748	$8,640	$42,388	$41,514	$874	$289	$331
	2025	40,956	10,726	51,682	46,832	4,850	316	205

Other Business Lines	2026	1,484	-	1,484	1,558	(74)	4	15
	2025	2,671	-	2,671	1,959	712	2	-

Total Company	2026	35,232	8,640	43,872	43,072	800	293	346
	2025	43,627	10,726	54,353	48,791	5,562	318	205

	Total Assets as of
	June 30,
	2026	2025
Contract Manufacturing	$21,826	$20,278

Other Business Lines	3,512	4,623
Total Company	$25,338	$24,901

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: September 25, 2026	By: /s/ Christina Kay
Christina Kay
Co-Chief Executive Officer

Date: September 25, 2026	By: /s/ Dina L. Masi
Dina L. Masi
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christina Kay	Co-Chief Executive Officer and Director	September 25, 2026
Christina Kay	(Principal Executive Officer)

/s/ Riva Sheppard	Co-Chief Executive Officer and Director	September 25, 2026
Riva Sheppard	(Principal Executive Officer)

/s/ Dina L. Masi	Chief Financial Officer	September 25, 2026
Dina L. Masi	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert Canarick	Director	September 25, 2026
Robert Canarick

/s/ Damon DeSantis	Director	September 24, 2026
Damon DeSantis

/s/ William H. Milmoe	Director	September 25, 2026
William H. Milmoe

/s/ Eric Friedman	Director	September 24, 2026
Eric Friedman