Form 10-Q
period 2026-09-30
INTEGRATED BIOPHARMA INC
filed 2026-11-13
CIK 1016504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☑

As of November 13, 2026, there were 31,059,610 shares of common stock, $0.002 par value per share, of the registrant outstanding.

INTEGRATED BIOPHARMA, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2026

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Integrated BioPharma, Inc. and its subsidiaries (collectively, the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; regulatory changes in the pharmaceutical manufacturing industry and nutraceutical industry; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; inflation (including those caused by tariffs) and tightened labor markets; and other factors both referenced and not referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“Form 10-K”) as filed with the SEC. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of the Company’s Form 10-K and in other filings by the Company with the SEC. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	September 30,
	2026	2025

Sales, net	$9,913	$12,689

Cost of sales	10,025	11,670

Gross (loss) profit	(112)	1,019

Selling and administrative expenses	849	856

Operating (loss) income	(961)	163

Other income, net	38	33

(Loss) income before income taxes	(923)	196

Income tax (benefit) expense, net	(232)	73

Net (loss) income	$(691)	$123

Basic net (loss) income per common share	$(0.02)	$0.00
Diluted net (loss) income per common share	$(0.02)	$0.00

Weighted average common shares outstanding - basic	31,059,610	31,059,610
Add: Equivalent shares outstanding - Stock Options	-	361,728
Weighted average common shares outstanding - diluted	31,059,610	31,421,338

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	June 30,
	2026	2026
Assets
Current Assets:
Cash	$3,116	$4,471
Accounts receivable (less allowance of credit losses of $20)	3,720	3,334
Inventories	8,545	9,142
Other current assets	595	432
Total current assets	15,976	17,379

Property and equipment, net	1,809	1,754
Operating lease right-of-use assets (includes $2,427 and $2,686 with a related party)	2,630	2,929
Finance lease right-of-use assets	137	144
Deferred tax assets, net	3,315	3,079
Security deposits and other assets	160	53
Total Assets	$24,027	$25,338

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$2,820	$3,200
Accrued expenses and other current liabilities	1,410	1,393
Current portion of financed lease obligation	48	48
Current portion of operating lease liabilities (includes $1,018 and $1,002 with a related party)	1,176	1,161
Total current liabilities	5,454	5,802

Finance lease obligations	55	67
Operating lease liabilities (includes $1,457 and $1,718 due to a related party)	1,503	1,802
Total liabilities	7,012	7,671

Commitments and Contingencies (Note 6)

Stockholders' Equity :
Common Stock, $0.002 par value; 50,000,000 shares authorized;
31,094,510 and 31,059,610 shares issued and outstanding, respectively	62	62
Additional paid-in capital	52,004	51,965
Accumulated deficit	(34,952)	(34,261)
Less: Treasury stock, at cost, 34,900 shares	(99)	(99)
Total Stockholders' Equity	17,015	17,667
Total Liabilities and Stockholders' Equity	$24,027	$25,338

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 and 2025

(in thousands, except share and per share amounts)

(Unaudited)

FOR THE THREE MONTHS ENDED September 30, 2026:							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2026	31,094,510	$62	$51,965	$(34,261)	34,900	$(99)	$17,667
Stock compensation expense for employee stock options	-	-	39	-	-	-	39
Net loss	-	-	-	(691)	-	-	(691)
Balance, September 30, 2026	31,094,510	$62	$52,004	$(34,952)	34,900	$(99)	$17,015

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025:
							Total
	Common Stock		Additional	Accumulated	Treasury Stock		Stockholders'
	Shares	Par Value	Paid-in-Capital	Deficit	Shares	Cost	Equity

Balance, July 1, 2025	30,094,510	$62	$51,773	$(31,419)	34,900	$(99)	$20,317
Stock compensation expense for employee stock options	-	-	49	-	-	-	49
Net income	-	-	-	123	-	-	123
Balance, September 30, 2025	30,094,510	$62	$51,822	$(31,296)	34,900	$(99)	$20,489

See accompanying notes to unaudited condensed consolidated financial statements.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months ended
	September 30,
	2026	2025
Cash flows (used in) provided by operating activities:
Net (loss) income	$(691)	$123
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of right-of-use assets	306	250
Depreciation and amortization	67	77
Stock based compensation	39	49
Change in deferred tax assets	(236)	68
Other, net	-	3
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(386)	1,447
Inventories	597	(1,107)
Other current assets	(270)	(87)
(Decrease) increase in:
Accounts payable	(378)	533
Accrued expenses and other liabilities	17	188
Operating lease obligations	(284)	(243)
Net cash (used in) provided by operating activities	(1,219)	1,301

Cash flows from investing activities:
Purchase of property and equipment	(124)	(173)
Net cash used in investing activities	(124)	(173)

Cash flows from financing activities:
Payments under finance lease obligations	(12)	(11)
Net cash used in financing activities	(12)	(11)

Net (decrease) increase in cash	(1,355)	1,117
Cash at beginning of period	4,471	3,615
Cash at end of period	$3,116	$4,732

Supplemental disclosures of cash flow information:
Interest paid	$2	$2

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

The Company’s business segments include: (a) Contract Manufacturing operated by Manhattan Drug Company, Inc. (“MDC”), which manufactures vitamins and nutritional supplements for sale to distributors, multilevel marketers and specialized health-care providers and (b) Other Business Lines which includes the operations of (i) MDC Warehousing and Distribution, Inc. (“MDCWH”), a service provider for warehousing and fulfillment services, (ii) Chem International, Inc. (“Chem”), a distributor of certain raw materials for DSM Nutritional Products LLC and the holding entity of the Company and (iii) all other inactive subsidiaries of the Company.

Principles of Consolidation

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Company.  Intercompany transactions and accounts have been eliminated in consolidation.

Basis of Presentation of Interim Financial Statements

The accompanying condensed consolidated financial statements for the interim periods are unaudited and include the accounts of Integrated BioPharma, Inc., a Delaware corporation (together with its subsidiaries, the “Company”). The interim condensed consolidated financial statements have been prepared in conformity with Rule 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“Form 10-K”), as filed with the SEC. The June 30, 2026 balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

The preparation of the unaudited condensed consolidated financial statements in conformity with these accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Ultimate results could differ from the estimates of management.  The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results for the full fiscal year ending June 30, 2027 or for any other period.

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

Income Taxes. The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. For the three months ended September 30, 2026 the Company had federal and state income tax benefits, net of $169 and $63, respectively and for the three months ended September 30, 2025, had federal and state income tax expense of $51 and $22, respectively.

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

The following options and potentially dilutive shares for stock options were not included in the computation of weighted average diluted common shares outstanding as the effect of doing so would be anti-dilutive for the three  months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025

Anti-dilutive stock options	5,085,017	2,445,850
Total anti-dilutive shares	5,085,017	2,445,850

Accounting Pronouncements Adopted

In July 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides for an election for a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance was effective for this interim period beginning July 1, 2026 and thereafter on a prospective basis, with a retrospective option, and with early adoption permitted. The Company has adopted this standard on a prospective basis and the standard did not have a significant impact on its condensed consolidated financial statements and disclosures.

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

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Note 2. Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method and consist of the following:

	September 30,	June 30,
	2026	2026

Raw materials	$5,761	$6,097
Work-in-process	1,707	1,902
Finished goods	1,077	1,143
Total	$8,545	$9,142

Note 3. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	June 30,
	2026	2026

Land and building	$1,250	$1,250
Leasehold improvements	1,549	1,549
Machinery and equipment	7,505	7,383
	10,304	10,182
Less: Accumulated depreciation and amortization	(8,495)	(8,428)
Total	$1,809	$1,754

Depreciation and amortization expense recorded on property and equipment for the three months ended September 30, 2026 and 2025 was $67 and $77, respectively.

Note 4. Lines of Credit

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

As of June 30, 2026, the Company did not meet its Fixed Charge Coverage Ratio, as defined in the Loan Agreement, of 1.10 to 1.0 and has requested a waiver from PNC for this default which it expects to receive. As of September 30, 2026 and June 30, 2026, the Company had no debt outstanding under its Lines of Credit.

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

Note 5. Significant Risks and Uncertainties

(a) Major Customers.  For the three months ended September 30, 2026 and 2025, approximately 88% and 87% of consolidated net sales, respectively, were derived from two customers. These two customers are in the Company’s Contract Manufacturing Segment and represented approximately 65% and 26% and 71% and 20% in the three months ended September 30, 2026 and 2025, respectively.  Accounts receivable from these two major customers represented approximately 78% and 81% of total net accounts receivable as of September 30, 2026 and June 30, 2026, respectively.  Three other different customers in the Other Business Lines Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 36%, 19% and 14% and 26%, 24% and 14%, respectively, of net sales of the Other Business Lines Segment in the three months ended September 30, 2026 and 2025, respectively.

The loss of any of these customers could have an adverse effect on the Company’s operations. Major customers are those customers who account for more than 10% of net sales.

(b) Other Business Risks. As of September 30, 2026, approximately 77% of the Company’s employees are covered by a union contract and are employed in its New Jersey facilities. The contract was renewed effective September 1, 2022 and will expire on November 30, 2026, as extended on July 21, 2026 and September 29, 2026 from an original expiration date of August 31, 2026.

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

The components of lease expense for the three months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,
	2026			2025
	Related Party - Vitamin Realty	Other Leases	Totals	Related Party - Vitamin Realty	Other Leases	Totals

Operating lease costs	$290	$43	$333	$211	$43	$254

Finance Lease Costs:
Amortization of right-of use assets	$-	$7	7	$-	$7	$7
Total finance lease cost	$-	$7	$7	$-	$7	$7

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

Rent expense and lease amortization costs for the three months ended September 30, 2026 and 2025 on these leases were $432 and $363 respectively, and are included in cost of sales and selling and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. As of September 30, 2026 and June 30, 2026, the Company had no outstanding current obligations to Vitamin Realty.  The Company has operating lease obligations of $2,475 and $2,720 with Vitamin Realty as noted in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2026 and June 30, 2026, respectively.

Other Operating Lease Liabilities.  The Company has entered into certain non-cancelable operating lease agreements expiring up through May 9, 2027 related to machinery and equipment and office equipment.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

As of September 30, 2026, the Company’s right-of-use assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion of Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Lease	$2,427	$1,018	$1,457	$2,669
Warehouse Lease	160	136	24	174
Transportation equipment lease	16	16	-	17
Office equipment leases	27	6	22	33
	$2,630	$1,176	$1,503	$2,893

As of June 30, 2026, the Company’s ROU assets, lease obligations and remaining cash commitment on these leases were as follows:

	Right-of-use Assets	Current Portion Operating Lease Obligations	Operating Lease Obligations	Remaining Cash Commitment

Vitamin Realty Lease	$2,686	$1,002	$1,718	$2,944
Warehouse lease	192	134	158	210
Transportation equipment lease	21	19	2	22
Office equipment leases	30	6	24	35
	$2,929	$1,161	$1,802	$3,211

As of September 30, 2026 and June 30, 2026, the Company’s weighted average discount rate for operating leases was approximately 6.45% and 6.41%, respectively, and the remaining term on lease liabilities is approximately 2.3 years and 2.5 years, respectively.

Financed Lease Obligations.

As of September 30, 2026, the Company’s ROU assets, lease obligations and remaining cash commitment on such leases is as follows:

	Right-of-use Assets	Current Portion Finance Lease Obligations	Finance Lease Obligations	Remaining Cash Commitment

US Bank	$109	$40	$32	$78
ByLine Financial Group	28	8	23	34
	$137	$48	$55	$112

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

As of September 30, 2026 and June 30, 2026, the Company’s weighted average discount rate is 6.92% and 6.89% for the fiscal years then ended, respectively, and the remaining term on lease liabilities is approximately 2.2 years and 2.5 years, respectively.

Supplemental cash flows information related to leases for the three months ended September 30, 2026 is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$275	$43	$318
Operating cash flows from finance leases	-	2	2
Financing cash flows from finance lease obligations	-	12	12

Supplemental cash flows information related to leases for the three months ended September 30, 2025, is as follows:

	Related Party - Vitamin Realty	Other Leases	Totals

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$43	$254
Operating cash flows from finance leases	-	2	2
Financing cash flows from finance lease obligations	-	11	11

Maturities of operating lease liabilities as of September 30, 2026 were as follows:

	Operating	Related Party	Finance
Year ending	Lease	Operating Lease	Lease
June 30,	Commitments	Commitment	Commitments	Total

2027, remaining	$133	$840	$41	$2,014
2028	72	1,148	54	1,274
2029	8	681	9	698
2030	7	-	8	15
2031	4	-	-	4
Total minimum lease payments	224	2,669	112	3,005
Imputed interest	(20)	(194)	(8)	(222)
Total	$204	$2,475	104	$2,783

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

Note 8. Equity Transactions and Stock-Based Compensation

For the three months ended September 30, 2026 and 2025, the Company incurred stock-based compensation expenses of $39 and $49, respectively.  The Company expects to record additional stock-based compensation of $191 over the remaining vesting periods of approximately one to three years for all non-vested stock options.

The Company had the following stock options outstanding as of June 30, 2026 and September 30, 2026 and exercisable as of September 30, 2026:

		Weighted
		Average
		Exercise
	Options	Price

Outstanding as of June 30, 2026	5,113,350	$0.38

Outstanding as of September 30, 2026	5,085,017	$0.38

Exercisable at September 30, 2026	3,949,350	$0.40

In the three months September 30, 2026 28,333 stock options terminated with a weighted average exercise price of $0.30.

Note 9. Segment Information and Disaggregated Revenue

In its operation of the business, management, including its chief operating decision makers (“CODMs”), who are also the Company’s Co-Chief Executive Officers, review certain financial information, including segmented internal profit and loss statements. The primary profitability measure used by the CODMs to review segment operating results is gross profit. The CODMs use gross profit to allocate resources during the Company's annual planning process and throughout the year, as well as to assess the performance of the Company’s segments, primarily by monitoring actual results compared to prior periods and expected results. During the periods presented, the Company reported its financial performance based on the following segments: Contract Manufacturing and Other Business Lines.

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with GAAP which establishes standards for reporting information about a company’s operating segments.

The international sales, concentrated primarily in Europe, for the three months ended September 30, 2026 and 2025 were $2,203 and $2,036, respectively.

INTEGRATED BIOPHARMA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(Unaudited)

Financial information relating to the three months ended September 30, 2026 and 2025 operations by business segment and disaggregated revenues was as follows:

		Sales, Net
		U.S.	International		Cost of	Gross		Capital
		Customers	Customers	Total	Sales	(Loss) Profit	Depreciation	Expenditures
Contract Manufacturing	2026	$7,421	$2,203	$9,624	$9,702	$(78)	$65	$124
	2025	10,131	2,036	12,167	11,193	974	77	165

Other Business Lines	2026	289	-	289	323	(34)	2	-
	2025	522	-	522	477	45	-	8

Total Company	2026	7,710	2,203	9,913	10,025	(112)	67	124
	2025	10,653	2,036	12,689	11,670	1,019	77	173

	Total Assets as of
	September 30,	June 30,
	2026	2026
Contract Manufacturing	$20,142	$21,826
Other Business Lines	3,885	3,512
Total Company	$24,027	$25,338

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Quarterly Report on Form 10-Q for additional factors relating to such statements. The following discussion should also be read in conjunction with the condensed consolidated financial statements of the Company and Notes thereto included herein and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

The Company is engaged primarily in the business of manufacturing, distributing, marketing and sales of vitamins, nutritional supplements and herbal products. The Company’s customers are located primarily in the United States and Luxembourg.

Business Outlook

Our future results of operations and the other forward-looking statements contained in this Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, involve a number of risks and uncertainties—in particular, the statements regarding our goals and strategies, new product introductions, plans to cultivate new businesses, future economic conditions, revenue, pricing, gross margin and costs, competition, the tax rate, and potential legal proceedings. We are focusing our efforts to improve operational efficiency and reduce spending that may have an impact on expense levels and gross margin. In addition to the various important factors discussed above, a number of other important factors could cause actual results to differ significantly from our expectations. See the risks described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

For the three months ended September 30, 2026, our net sales from operations decreased by $2,776 to approximately $9,913 from approximately $12,689 in the three months ended September 30, 2025. Our net sales in the Contract Manufacturing Segment and in Other Business Lines decreased by $2,543 and $233, respectively.  The decrease in net sales in our Contract Manufacturing Segment of $2,543 was primarily due to decreased sales volumes to Life Extension in the amount of $2,384 and other customers of $266 offset by an increase in sales volumes to Herbalife of $107. For the three months ended September 30, 2026 and 2025, a significant portion of our consolidated net sales, approximately 88% and 87%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 65% and 26% and 71% and 20%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2026 and 2025, respectively. The loss of any of these customers could have a significant adverse impact on our financial condition and results of operations. Revenues in the three months ended September 30, 2026 were lower than the three months ended September 30, 2025 in our Other Business Lines Segment by $233 due to decreased sales in MDCWH in the amount of $167 and Chem’s distributor business in the amount of $66.

Our net loss for the three months ended September 30, 2026 was approximately $691 compared to net income of approximately $123 in the three months ended September 30, 2025, a decrease of approximately $814. The decrease was primarily the result of decreased operating income of $1,124, offset by the decrease in income tax expense of $305. Our profit margins decreased from approximately 8.0% of net sales in the three months ended September 30, 2025 to a negative margin of approximately 1.1% of net sales in the three months ended September 30, 2026, primarily as a result of the decrease in net sales of approximately 21.9% while our cost of goods sold decreased by approximately 14.1%, resulting in less sales available to cover our fixed manufacturing expenses.  Our selling and administrative expenses were substantially the same for the three months ended September 30 2026 and 2025, approximately $849 to $856, respectively.

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

Critical Accounting Estimates

There have been no changes to our critical accounting estimates in the three months ended September 30, 2026.  Critical accounting estimates made in accordance with our accounting policies are regularly discussed by management with our Audit Committee. Those estimates are discussed under “Critical Accounting Estimates” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2026.

Results of Operations (in thousands, except share and per share amounts)

Our results from operations in the following table, sets forth the income statement data of our results as a percentage of net sales for the periods indicated:

	For the three months
	ended September 30,
	2026	2025

Sales, net	100.0%	100.0%

Costs and expenses:
Cost of sales	101.1%	92.9%
Selling and administrative	8.6%	6.7%
	109.7%	98.7%
Operating (loss) income	(9.7)%	1.3%

Other income, net	0.3%	0.2%

(Loss) income before income taxes	(9.4)%	1.5%

Income tax (benefit) expense, net	(2.4)%	0.5%

Net (loss) income	(7.0)%	1.0%

For the Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

Sales, net.  Sales, net, for the three months ended September 30, 2026 and 2025 were $9,913 and $12,689, respectively, a decrease of 21.9%, and are comprised of the following:

	Three Months ended		Dollar	Percentage
	September 30,		Change	Change
	2026	2025	2026 vs 2025	2026 vs 2025
	(amounts in thousands)
Contract Manufacturing:
US Customers	$7,421	$10,131	$2,710)	(26.7%	)
International Customers	2,203	2,036	167	8.2%
Net sales, Contract Manufacturing	9,624	12,167	(2,543)	(20.9%	)

Other Business Lines:
US Customers	289	522	(233)	(44.6%	)
International Customers	-	-	-	-
Net sales, Other Business Lines	289	522	(233)	(44.6%	)

Total net sales	$9,913	$12,689	$(2,776)	(21.9%	)

For the three months ended September 30, 2026 and 2025, a significant portion of our consolidated net sales, approximately 88% and 87%, respectively, were concentrated among two customers, Life Extension and Herbalife, in our Contract Manufacturing Segment. Life Extension and Herbalife represented approximately 65% and 26% and 71% and 20%, respectively, of our Contract Manufacturing Segment’s net sales in the three months ended September 30, 2026 and 2025, respectively.

The decrease in net sales in our Contract Manufacturing Segment of $2,543 was primarily due to decreased sales volumes to Life Extension in the amount of $2,384 and other customers of $266 offset by an increase in sales volumes to Herbalife of $107.

Revenues in the three months ended September 30, 2026 were lower than the three months ended September 30, 2025 in our Other Business Lines Segment by $233 due to decreased sales in MDCWH in the amount of $167 and Chem’s distributor business in the amount of $66. Three other different customers in the Other Business Lines Segment, while not significant customers of the Company’s consolidated net sales, represented approximately 36%, 19% and 14% and 26%, 24% and 14%, respectively, of net sales of the Other Business Lines Segment in the three months ended September 30, 2026 and 2025, respectively.

Cost of sales. Cost of sales decreased by approximately $1,645 to $10,025 for the three months ended September 30, 2026, as compared to $11,670 for the three months ended September 30, 2025, or approximately 14.1%. Cost of sales increased as a percentage of sales to 101.1% for the three months ended September 30, 2026 as compared to 92.0% for the three months ended September 30, 2025. The increase in the cost of sales as a percentage of sales of approximately 9.1% increased primarily as the result of decreased sales of approximately 21.9% while our cost to manufacture decreased by approximately 9.0%.

Selling and Administrative Expenses.  Selling and administrative expenses were substantially the same for the three months ended September 30, 2026 and 2025, at approximately $849 and $856, respectively. As a percentage of sales, net, selling and administrative expenses were approximately 8.6% and 6.7% in the three months ended September 30, 2026 and 2025, respectively.

Other Income, net. Other income net was primarily from net interest income of approximately $30 and $33 for the three months ended September 30, 2026 and 2025, respectively and represents interest earned on our cash in the bank offset by interest expense and other financing costs under our Lines of Credit with PNC. Additionally, for the three months ended September 30, 2026, we had other income of $8 from providing bookkeeping services to one of the MDCWH customers.

Income tax (benefit) expense, net. For the three months ended September 30, 2026, we had federal and state income tax net benefits of $169 and $63, respectively and for the three months ended September 30, 2025, we had federal and state income tax expense of approximately $51 and $22, respectively.

Net (loss) income. We had a net loss of approximately $691 for the three months ended September 30, 2026 compared to net income of $123 for the three months ended September 30, 2025, a decrease of approximately $814. The decrease of approximately $814 was primarily the result of decreased operating income of $1,124, offset by the decrease income tax expense of $305.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities, its period end cash and cash equivalents and other operating measures:

	For the Three Months ended
	September 30,
	2026	2025
	(dollars in thousands)

Net cash (used in) provided by operating activities	$(1,219)	$1,301
Net cash used in investing activities	$(124)	$(173)
Net cash used in financing activities	$(12)	$(11)

Cash at end of period	$3,116	$4,732

As of September 30, 2026, our working capital was approximately $10,522, a decrease of $1,055 from our working capital of $11,577 as of June 30, 2026. The decrease in our working capital was the result of our current assets decreasing by $1,403 and our current liabilities decreasing by $348. The decrease in our current assets was from decreases of $1,355, and $597 in cash and inventories, respectively, offset by increases in accounts receivable and other current assets of $386 and $270, respectively.

Operating Activities

Net cash used in operating activities of $1,219 in the three months ended September 30, 2026 includes our net loss of approximately $691. After excluding the effects of non-cash expenses, including depreciation and amortization, and changes in deferred tax assets, the adjusted cash used in operations before the effect of the changes in working capital components was $515. Net cash used in our operations from our working capital assets and liabilities in the three months ended September 30, 2026 was approximately $704 and was primarily the result of cash provided by a decrease in inventories of $597 offset by increases of $386 and $270 in accounts receivable and other current assets, respectively and an aggregate decrease in accounts payable, accrued expenses and other liabilities of $361 and a decrease in obligations under operating leases of $284.

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

 Investing Activities

Cash used in investing activities in the three months ended September 30, 2026 and 2025, of approximately $124 and $173 was for the purchase of machinery and equipment, respectively.

Financing Activities

Cash used in financing activities was approximately $12 and $11 of principal payments under financed lease obligations for the three months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, we had cash of $3,116, funds available under our credit lines of approximately $4,250 and working capital of approximately $10,522. After taking into consideration our interim results and current projections, management believes that operations, together with the revolving credit facility will support our working capital requirements at least through the period ending November 13, 2027.

Our current total annual commitments as of September 30, 2026 for long-term non-cancelable leases of approximately $505 consists of obligations under operating leases for office and warehouse facilities and for the rental of machinery, transportation and office equipment.

Capital Expenditures

Our capital expenditures for the three months ended September 30, 2026 and 2025 were approximately $124 and $173, respectively. We have budgeted approximately $500 for capital expenditures for the fiscal year ending June 30, 2027. The total amount is expected to be funded from our Convertible Line of Credit Note, lease financing and cash provided from our operations.

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

Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, and, based upon this evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)         Exhibits

Exhibit

Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Co-Chief Executive Officers.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Co-Chief Executive Officers.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS***	Inline XBRL Instance	Furnished herewith
101.SCH***	Inline XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL***	Inline XBRL Taxonomy Extension Calculation	Furnished herewith
101.DEF***	Inline XBRL Taxonomy Extension Definition	Furnished herewith
101.LAB***	Inline XBRL Taxonomy Extension Labels	Furnished herewith
101.PRE***	Inline XBRL Taxonomy Extension Presentation	Furnished herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED BIOPHARMA, INC.

Date: November 13, 2026	By: /s/ Christina Kay
Christina Kay,
Co-Chief Executive Officer

Date: November 13, 2026	By: /s/ Riva Sheppard
Riva Sheppard,
Co-Chief Executive Officer

Date: November 13, 2026	By: /s/ Dina L. Masi
Dina L. Masi,
Chief Financial Officer & Senior Vice President